Form 10-K
period 1996-12-31
FORRESTER RESEARCH INC
filed 1997-03-31
CIK 1023313

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
   FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 000-21433

                            FORRESTER RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-2797789
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

          1033 MASSACHUSETTS AVENUE                               02138
           CAMBRIDGE, MASSACHUSETTS                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 497-7090

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                 Nasdaq National Market System

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $44.1 million.

     As of March 21, 1997, 8,301,052 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 1996 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. ("Forrester" or the "Company") is a leading independent research firm offering products and services that help its clients assess the effect of technology on their businesses. The Company provides analysis and insight into a broad range of technology areas such as computing, software, networking, the Internet, and telecommunications, and projects how technology trends will impact businesses, consumers, and society. Forrester's clients, which include senior management, business strategists, and IT professionals within large enterprises, use Forrester's prescriptive research to understand and benefit from current developments in technology and as support for their development and implementation decisions.

     Forrester offers its clients annual memberships to any of its 10 research services ("Strategy Research Services"). Each Strategy Research Service focuses on a particular area of technology and explores business issues relevant to clients' decision-making. These issues include the impact that the application of technology may have on financial results, investment priorities, organizational effectiveness, and staffing requirements. Forrester also provides advisory services to a limited number of clients to help them explore in greater detail the topics covered by the core research.

     Forrester targets its products and services to both large enterprises and technology vendors. As of December 31, 1996, Forrester's research was delivered to 885 client companies. No single client company accounted for over 3% of the Company's revenues during the year ended December 31, 1996. Approximately 74% of Forrester's client companies with memberships expiring during the year ended December 31, 1996 renewed one or more memberships for the Company's products and services.

     The Company was incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996.

INDUSTRY BACKGROUND

     Businesses increasingly depend on technology for competitive advantage and success. Technology is being used as a strategic tool to develop innovative products, services, and distribution channels, as well as to create more efficient internal business processes. Decisions about how to deploy networks, software, and other systems are increasingly participatory, with line-of-business managers, marketing executives, and corporate leaders joining IT professionals in the technology review and decision-making process. Together, these individuals must develop a coherent strategy that leverages innovative systems to reach new markets, gain competitive advantage, and develop high customer service and loyalty levels. Developing such a strategy is difficult, however, as the rate of technology change accelerates. Increased complexity and the proliferation of vendors and solutions have increased the challenges in anticipating and understanding emerging technologies.

     The strategic use of technology, the widening scope of decision-making, the speed of change, and the complexity of decisions make it difficult for organizations to efficiently generate research and analysis on their own. Costly incremental resources -- time and expertise -- are required for successful analysis and implementation of technology. Poor decisions can be costly and detrimental to an organization's competitive position. Consequently, demand is growing for external sources of expertise that provide independent, vendor-neutral business advice on how to benefit from technology change. Research firms that provide tactical product assessment or customized consulting are often too narrow in their perspective to satisfy this demand. Business leaders as well as technology users require comprehensive research that can anticipate, assess, and interpret major trends. Forrester believes there is a growing need for thematic, prescriptive analysis of technology that appeals to senior management, business strategists, and IT professionals, and helps organizations improve their strategic planning processes, leverage technology change, and gain competitive advantage.

THE FORRESTER SOLUTION

     Forrester addresses the growing demand for thematic, prescriptive analysis of technology by providing business-focused research to senior management, business strategists, and IT professionals. The Company's research methodology analyzes complex technology issues and delivers prescriptive analysis and advice through each of its 10 Strategy Research Services. This research helps large enterprises make informed decisions that positively affect competitive strategy and business performance, reduce risk, and manage cost. Although Forrester's research is user-focused, IT vendors also use Forrester's research for marketing, product positioning, and market planning.

     Forrester differentiates its products and services from those offered by other research firms by:

          ADDRESSING NEEDS OF BUSINESS EXECUTIVES. Forrester's core research and advisory services blend analysis of technology with related business issues to enable senior management to better use technology for competitive advantage. Unlike narrowly focused, tactically based research that assesses products and components, Forrester's research provides a strategic view of the impact of technology on long-term business plans.

          DELIVERING VALUABLE, STAND-ALONE WRITTEN RESEARCH. Forrester's research distills the abundance of information, activities, and developments in the IT industry into a concise, easy-to-read guide for decision-making. In contrast to research that requires consulting support, Forrester's research is designed to provide valuable, prescriptive analysis that stands on its own without requiring ongoing analyst interaction.

          TAKING A STAND ON DIFFICULT TECHNOLOGY ISSUES. Forrester's research and analysts challenge conventional viewpoints; the Company does not expect clients to agree with every prediction or conclusion presented. However, the Company does believe that strong opinions and recommendations will enable clients to more thoroughly consider the use of technology to gain competitive advantage. Forrester, unlike many other research firms, provides concrete, actionable business advice.

          PROVIDING A BROAD VIEW OF TECHNOLOGY CHANGE. Forrester's research approach provides an integrated, cross-disciplinary view of technologies and their impact throughout organizations and industries. The Company's cross-service collaboration ensures that a coherent, thematic analysis is consistently delivered to clients. Forrester's broad perspective can be contrasted with narrowly defined, specifically tailored technology assessments.

          FOCUSING ON EMERGING TECHNOLOGIES IN CONSUMER AND BUSINESS
     MARKETS. Forrester's research methodology is designed to identify fundamental shifts in technology before these changes appear on the horizons of most users, vendors, and other research firms. Forrester's interview-based research approach combines input from early adopters of new technologies, vendors, and consumers to gauge the likelihood of a technology's success and its potential impact on various markets.

STRATEGY

     Forrester seeks to capitalize on the growing demand for technology research, analysis, and advice. To achieve this goal, Forrester has adopted the following strategies:

          LEVERAGE CORE RESEARCH. By focusing on sales of its stand-alone core research, the Company can deliver value to its clients and can increase its revenues without having to provide ongoing and direct analyst support. In addition, Forrester's current and developing electronic delivery options make it easier to disseminate research within an organization while providing greater ease of use, including the ability to search, customize, and sort information according to individual preferences. Finally, the Company intends to continue to introduce new Strategy Research Services and to provide advisory services that build upon the analysis and recommendations set forth in the core research to enhance sales of that core research.

          EXPAND CLIENT BASE AND PENETRATE EXISTING ACCOUNTS. The Company believes that its current offerings of products and services, and anticipated new products and services, can continue to be successfully marketed and sold to new client companies, as well as to new organizations within existing client companies. Forrester currently targets senior management, business strategists, and IT professionals within Fortune 1,000 companies. The Company seeks to expand its international audience by targeting select geographic markets. The Company also aims to increase the number of Strategy Research Services that each client purchases through increased marketing of new and current products and services.

          IDENTIFY AND DEFINE NEW TECHNOLOGY MARKETS. Forrester seeks to position itself ahead of other research firms by delivering strategic research and analysis on new and emerging technologies. Forrester believes its methodology and culture allow it to focus on areas of technology change and enable it to expand its product and service offerings to address new technology issues.

          ATTRACT AND RETAIN HIGH-QUALITY RESEARCH PROFESSIONALS. The knowledge and experience of Forrester's analysts are critical elements of the Company's ability to provide high-quality products and services. The Company seeks to attract, develop, and retain outstanding research professionals by providing a creative corporate environment and culture, a competitive compensation structure, training and mentoring programs for individual development, and recognition and rewards for excellent individual and team performance.

          EXPAND AND LEVERAGE SALES FORCE. The Company is expanding its current direct sales force and is seeking to increase the average sales volume per sales representative. The Company believes that this increase can be achieved as the average tenure of the Company's sales representatives lengthens and marketing initiatives shorten the sales cycle. Initiatives include the improvement of existing and the development of new methods for obtaining highly qualified sales leads, targeted use of third-party telemarketing firms, and hosting of regional marketing events around the world.

PRODUCTS AND SERVICES

     Forrester's principal products are annually renewable memberships to 10 Strategy Research Services in three main research areas: Senior Management, Information Technology, and New Media. Senior Management Research assists senior executives in understanding the long-term implications of technology change on organizational and business strategies; Information Technology Research services analyze how technology change impacts IT's infrastructure, tactics, and mission; and New Media Research services provide insight into how companies can leverage emerging technology to deliver content and services to consumers. Each Strategy Research Service delivers monthly Reports and biweekly Briefs, except the Leadership Strategies service which delivers Reports on a bimonthly basis and Executive Takes on a biweekly basis. Additionally, Forrester provides advisory services to select clients through the Partners Program and Strategy Review Program. The Company holds one major event each year, the Forrester Technology Management Forum, a two-day conference devoted to leading technology issues.

  STRATEGY RESEARCH SERVICES

     The Company's Strategy Research Services provide ongoing research and analysis on the developments, information, and activities in the technology industry. Each service is staffed by a team of research analysts and associates with substantial experience in the technology area covered by that service. The services employ a consistent research methodology to analyze technology issues, address related business issues, and offer recommendations and action plans. While each service addresses a specific technology area, collectively they present complementary, consistent research themes and provide comprehensive coverage of relevant technology issues faced by the Company's clients. Businesses are able to supplement and extend internal resources with current, thorough, and focused analysis and recommendations. In addition, technology vendors are able to augment and test competitive, new product, marketing, and sales plans against Forrester's independent analysis and advice.

     The following table summarizes the coverage areas of Forrester's Strategy Research Services:

             SENIOR MANAGEMENT RESEARCH                             SAMPLE TOPICS
-----------------------------------------------------   -------------------------------------
LEADERSHIP STRATEGIES -- introduced in September        -- Strategic planning
1995, analyzes how executives can maximize the          -- IT cost management
business benefits of technology and guides them in      -- Best practices/benchmarking
making effective decisions about strategic direction,   -- Strategic vendor selection
investment priorities, and resource management          -- High Performance IT

           INFORMATION TECHNOLOGY RESEARCH                          SAMPLE TOPICS
-----------------------------------------------------   -------------------------------------
COMPUTING STRATEGIES -- introduced in November 1983,    -- Systems and network management
analyzes the rollout and management of large-scale      -- Directories
client/server systems, the impact of the Internet on    -- Strategic outsourcing
computing architectures, and the changing IT            -- Servers, PCs, workstations
organization                                            -- Internet Computing

NETWORK STRATEGIES -- introduced in December 1986,      -- ATM
analyzes high-performance network services and guides   -- Video
companies to build advanced networks that support       -- EDI
client/server applications, link mobile workers, and    -- Internetworking equipment
connect business partners and customers                 -- Networking protocols and services
                                                        -- Internet/Intranet

PACKAGED APPLICATION STRATEGIES -- introduced in        -- Cost of ownership analysis
April 1996, analyzes the impact of emerging             -- Commerce packages
technologies on application strategy and helps          -- Suite vs. best-of-breed
clients acquire, manage, and leverage packaged          -- Application data warehousing
software applications                                   -- Impact of Internet/Intranet

SOFTWARE STRATEGIES -- introduced in April 1990,        -- Object-oriented technology
analyzes and defines strategies for the overall         -- Internet/Intranet software
software architecture needed to meet business           -- Document management
objectives, including strategic use of data,            -- Data warehousing
documents, and development                              -- Internet commerce

TELECOM STRATEGIES -- introduced in June 1996,          -- Wide area networking
analyzes telecommunications in the era of               -- Wireless communications
deregulation and the Internet and helps clients use     -- Internet access
communications technologies to gain competitive         -- Deregulation
advantage and cut costs

                 NEW MEDIA RESEARCH                                 SAMPLE TOPICS
-----------------------------------------------------   -------------------------------------
INTERACTIVE TECHNOLOGY STRATEGIES -- introduced in      -- Internet site development
March 1996, analyzes how companies use new              -- Web site management tools
technologies to provide a compelling consumer           -- Personal broadcast networks
experience                                              -- Multimedia content

MEDIA & TECHNOLOGY STRATEGIES -- introduced in          -- Internet advertising
September 1996, analyzes electronic media business      -- On-line magazines
models for publishers, broadcasters, and information    -- Electronic yellow pages
service providers and helps clients build               -- Future of business information
technology-based media franchises                          services

           NEW MEDIA RESEARCH (CONTINUED)                           SAMPLE TOPICS
-----------------------------------------------------   -------------------------------------

MONEY & TECHNOLOGY STRATEGIES -- introduced in          -- Commerce
September 1995, analyzes consumer financial services,   -- Integrated financial services
focusing on technology's impact on how consumers        -- Smart cards
spend, save, and invest                                 -- On-line payments
                                                        -- On-line banking and investing
                                                        -- Web strategies for financial firms
PEOPLE & TECHNOLOGY STRATEGIES -- introduced in May     -- Consumer demographics
1994, analyzes how emerging technologies affect         -- On-line services and the Internet
consumer lifestyles and behavior                        -- On-line business models

     Each client that purchases a membership to a Strategy Research Service receives the following written materials:

          FORRESTER REPORTS are created monthly by the services in Information Technology and New Media Research, and bimonthly by the Leadership Strategies service. These Reports deliver analysis on current technology issues in a concise format.

          FORRESTER BRIEFS AND TAKES offer timely analysis on industry events, issues, technology, or other specific research topics. Information Technology and New Media clients receive 24 Briefs per year, and Leadership Strategies clients receive 26 Executive Takes per year.

          JOURNAL ENTRIES are presented at the end of every Forrester Report and offer Forrester's inside perspective on current events in the industry.

     In addition to printed reports, Strategy Research Service core research deliverables are available in the following electronic delivery formats:

          FORRESTER INTERNET gives clients access to a full archive of Forrester's research from 1993 to the present via the World Wide Web. Extensive search capabilities and end user customization allow clients to tailor document viewing to their particular needs.

          FORRESTER INTRANET delivers the same research archive as Forrester Internet, can be purchased with or without a search engine, and is compatible with any client's Intranet environment.

          FORRESTER RESEARCH FOR LOTUS NOTES USERS provides access to Forrester's full research archive from 1994 to the present via replication to Forrester's Lotus Notes server. Documents can be viewed and sorted by Strategy Research Service, analyst, technology, product, company, people, or date.

  ADVISORY SERVICES AND EVENTS

     Forrester provides advisory services to a limited number of clients through its Partners Program and Strategy Review Program. These programs leverage Forrester's research expertise to address clients' long-term planning issues and align Forrester's core research and insight with specific business goals. As of December 31, 1996, 79 client companies were members of the Partners Program and 223 client companies were members of the Strategy Review Program. In addition to core research, each client purchasing a membership to the Partners Program and Strategy Review Program receives the following deliverables, respectively:

          THE PARTNERS PROGRAM provides clients with a proactive relationship with Forrester analysts to address long-range planning, technology decision-making, and strategic management best practices. The base program includes a series of one-day meetings and conference calls with Forrester analysts.

          THE STRATEGY REVIEW PROGRAM gives clients access to Forrester analysts in a series of quarterly two-hour conference calls or meetings in order to apply the research to business strategies.

     The Company also hosts the Forrester Forum each year. The Forum brings together more than 500 senior executives for a two-day conference to network with their peers and hear major figures from the technology industry and leaders from other business sectors discuss the impact of technology change on business.

  PRICING

     The prices for Forrester's core research are a function of the number of services purchased, the number of research recipients within the client organization, and the delivery format (i.e., printed or electronic). The average contract for annual memberships sold to Forrester clients for core research, excluding annual memberships for core research in connection with Forrester's Partners and Strategy Review Programs, for the year ended December 31, 1995 was approximately $10,200 and for the year ended December 31, 1996 was approximately $15,200. The prices for Forrester's Partners and Strategy Review Programs are also a function of the number of services purchased, the number of research recipients within the client organization, delivery format, and amount and type of advisory services. All Partners Program and Strategy Review Program memberships sold include core research. The average contract for annual memberships sold to Forrester clients for the Partners Program for the year ended December 31, 1995 was approximately $65,700 and for the year ended December 31, 1996 was approximately $85,000. The average contract price of annual memberships sold to Forrester clients for the Strategy Review Program for the year ended December 31, 1995 was approximately $33,300 and for the year ended December 31, 1996 was approximately $37,800.

     Forrester believes that the agreement value of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory services contracts in effect at a given point in time, without regard to the remaining duration of the contracts. Agreement value at December 31, 1994 was $10.2 million and grew to $17.8 million at December 31, 1995. At December 31, 1996, agreement value was $30.0 million.

RESEARCH AND ANALYSIS

     Forrester employs a structured and consistent research methodology across the Company's 10 Strategy Research Services. Each service is managed by a service director who is responsible for implementing the Company's research methodology and maintaining research quality in the service's particular technology coverage area. Forrester's methodology enables the Company to identify and analyze emerging technology trends, markets, and audiences, and ensures consistent research quality and recommendations across all services. The Company's research is thematic in approach: Forrester Reports are composed around major technology trends, not isolated technology review and assessment. Research themes apply throughout different research Reports, within services, and across research services.

     Forrester's research process subjects initial ideas to research, analysis, and rigorous validation, and produces conclusions, predictions, and recommendations. Forrester employs several different primary research methods: confidential interviews with early adopters of new technology, technology vendors, consumers, and users and vendors in related technology areas; regular briefings with vendors to review current positions and future directions; and input from clients and third parties gathered during advisory sessions.

     Reports begin with cross-service discussion sessions with analysts. Cross-service testing of an idea continues throughout the Report process at informal and weekly research meetings. At the final stage of the research process, senior analysts meet to test the conclusions of each Report. Also, each Report is reviewed by an analyst outside the research service as an additional quality check and to ensure clarity and readability by all clients -- especially those lacking strong technology backgrounds. All research is reviewed and graded by Forrester's senior research directors.

     The knowledge and experience of Forrester's analysts are critical elements of the Company's ability to provide high-quality research and analysis. Forrester analysts average approximately 10 years of industry experience, with varied backgrounds mirroring all facets of the industry -- vendor and user marketing and development, entrepreneurs, financial services, and journalism. The Forrester culture and compensation system foster a dedication to high-quality research across all research services.

     All members of Forrester's research staff participate in the Company's incentive compensation bonus plan. Each employee's performance against individual and team goals determines an eligible bonus that is funded by the Company's overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality research, core research bookings, and advisory services support to Partners and Strategy Review Program clients. Senior analysts and research directors are eligible to receive equity awards under the Company's stock plans.

SALES AND MARKETING

     Forrester has made a substantial investment in its direct sales force to better serve clients and address additional markets. The Company's direct sales force, comprised of 43 sales representatives as of December 31, 1996, consists of business development managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional Strategy Research Services to existing clients, corporate account managers who develop new business in assigned territories, and regional sales directors who focus on high-level client contact and service.

     Forrester sells its products and services through its headquarters in Cambridge, Massachusetts. Forrester also uses five local independent sales representatives to market and sell its products and services internationally. These independent third-party representatives cover the following territories:
Australia, Brazil, France, Spain, and South Africa.

     The Company has developed and will continue to implement products and programs to support the sales representatives in their effort to differentiate Forrester and define the value derived from the Company's research and analysis. These products and programs include extensive worldwide press relations, direct mail campaigns, telemarketing, and a worldwide events program. In addition, the Company uses its Web site as a strategic tool to increase the quality and speed of lead development for the sales force. All Forrester sales representatives participate in the Company's annual commission plan. Commissions are paid monthly based upon attainment of net bookings against established quotas.

     As of December 31, 1996, Forrester's research was delivered to 885 client companies, including 57 Fortune 100 companies and 159 Fortune 500 companies. No single client company accounted for over 3% of the Company's revenues for the year ended December 31, 1996.

COMPETITION

     Forrester believes that the principal competitive factors in its industry include quality of research and analysis, timely delivery of information, the ability to offer products that meet the changing needs of organizations for research and analysis, independence from vendors, and customer service and price. The Company believes it competes favorably with respect to each of these factors. Additionally, the Company believes that its business-focused review of emerging technologies and high-level, easy-to-read research format distinguish it from its competitors.

     The Company competes in the market for technology research products and services with other independent providers of similar services. Forrester's principal direct competitor in IT research is Gartner Group, Inc., which has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. Numerous other companies, including META Group, Inc., provide IT research and analysis. In addition, the Company's indirect competitors include the internal planning and marketing staffs of the Company's current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. In addition, there are relatively few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Strategy Research Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 1996, Forrester employed a total of 134 persons, including 60 research staff, 50 sales and marketing personnel, and 24 operations personnel.

EXECUTIVE OFFICERS

     Listed below are the executive officers of the Company:

             NAME                AGE                            POSITION
-------------------------------  ---   ----------------------------------------------------------
George F. Colony...............  43    Chairman of the Board, President, and Chief Executive
                                       Officer
William M. Bluestein, Ph.D. ...  39    Group Director, New Media Research
Paul D. Callahan...............  48    Group Director, Information Technology Research
Ruth Habbe.....................  42    Director, Marketing
John C. McCarthy...............  37    Group Director, Research
Mary A. Modahl.................  34    Group Director, New Media Research
David H. Ramsdell..............  46    Director, Finance
Jon D. Schwartz................  37    Director, Worldwide Sales
Paul J. Warren.................  31    Director, IT
Susan M. Whirty, Esq. .........  39    Director, Operations, General Counsel, Secretary, and
                                       Treasurer
Stuart D. Woodring.............  36    Group Director, Information Technology Research

     George F. Colony, founder of the Company, has served as President and Chief Executive Officer since its inception in July 1983.

     William M. Bluestein, Ph.D., currently serves as Group Director, New Media Research. He was previously Director and Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, and Director and Senior Analyst with the Company's Computing Strategies from 1990 to 1993.

     Paul D. Callahan currently serves as Group Director, Information Technology Research. He was previously with the Company's Network Strategies where he served as Director from 1995 to 1996, Senior Analyst from 1993 to 1995, and Analyst from 1992 to 1993. Prior to joining the Company, Mr. Callahan was a manager with Digital's networks business from 1987 to 1992.

     Ruth Habbe has served as the Company's Director, Marketing since 1994. Prior to joining the Company, Ms. Habbe was Vice President, Marketing at Imagery Software, Inc. from 1992 to 1994 and Document Imaging Segment Manager at Digital from 1990 to 1992.

     John C. McCarthy currently serves as Group Director, Research. He was previously Director with the Company's Interactive Technology Strategies from June 1996 to December 1996 and Director with the Company's Software Strategies from January 1996 to June 1996. He also served as Director of the Company's New Customer Connection Research from 1995 to 1996, Director of the Company's Information Technology Research Services from 1993 to 1994, and Director with the Company's Computing Strategies from 1994 to 1995 and 1990 to 1993.

     Mary A. Modahl currently serves as Group Director, New Media Research. She was previously Director and Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, Senior Analyst with the Company's Computing Strategies from 1993 to 1994, and Director with the Company's Network Strategies from 1990 to 1993.

     David H. Ramsdell became the Company's Director, Finance in October 1996. Mr. Ramsdell was Vice President, Finance at Virus Research Institute, Inc., a developer of vaccine delivery systems, from August 1993 through September 1996. He also served as Chief Financial Officer at ISI Systems, Inc., a data processing and software development company, from 1987 to August 1993.

     Jon D. Schwartz currently serves as the Company's Director, Worldwide Sales. He was previously Director of the Company's North American Sales from 1993 to 1995 and Partners Manager from 1990 to 1993.

     Paul J. Warren has served as the Company's Director, IT since 1995. Before joining the Company, Mr. Warren was Manufacturing Systems Manager for Malden Mills, a textile manufacturer, from 1993 to 1995. He also served as a Manufacturing Systems Analyst for Malden Mills from 1991 to 1993.

     Susan M. Whirty, Esq. has served as the Company's Director, Operations and General Counsel since March 1993 and has served as the Company's Secretary and Treasurer since February 1996. Prior to joining the Company, Ms. Whirty was Corporate Counsel at Cognos Corporation, a software development and application company, from 1989 to 1993.

     Stuart D. Woodring currently serves as Group Director, Information Technology Research. He was previously Director of the Company's Information Technology Research services from 1994 to 1995 and Director with the Company's Software Strategies from 1990 to 1994.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in approximately 30,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in January 2001. The Company has the option to extend this lease for up to two additional terms of five years each. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report after becoming subject to the Securities Exchange Act of 1934, to a vote of the stockholders through solicitation or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "FORR" since its initial public offering at $16.00 per share on November 26, 1996. Since the Company's initial public offering through March 21, 1997 the high sale price for the Company's common stock was $29.13 per share, and the low sale price was $18.00 per share, as reported on the Nasdaq National Market. On March 21, 1997, the closing price of the Company's common stock was $19.25 per share.

     During the fiscal year for which this report is filed the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In February 1996, the Company issued 6,000,000 shares of its common stock to its former sole stockholder in connection with its reincorporation merger in Delaware. Such transaction was not a "sale" because it fit within the exemption pursuant to Rule 145(a)(2) under the Securities Act.

     As of March 21, 1997 there were approximately 32 stockholders of record of the Company's common stock. The Company estimates that there are approximately 1,400 beneficial holders of its common stock.

     In the year ended December 31, 1995, the Company paid a cash dividend of $1,121,342 to the former sole stockholder of the Company, and in the year ended December 31, 1996, the Company paid a cash dividend of

$5,493,197 and accrued a cash dividend of $67,000 in each case to the former sole stockholder of the Company. The Company anticipates that future earnings, if any, will be retained for the development of its business, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated financial statements of the Company and its wholly owned subsidiary, Whitcomb Investments, Inc., and should be read in connection with those statements which are included herein.

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1992        1993        1994        1995        1996
                                            ---------   ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research...........................  $   2,626   $   4,691   $   6,363   $  10,150   $  18,206
  Advisory services and other.............      2,139       2,608       3,336       4,439       6,757
                                            ---------   ---------   ---------   ---------   ---------
          Total revenues..................      4,765       7,299       9,699      14,589      24,963
                                            ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Cost of services and fulfillment........      1,866       2,406       3,424       5,486       8,762
  Selling and marketing...................      1,645       2,693       3,593       5,643       8,992
  General and administrative..............        599       1,148       1,045       1,389       2,509
  Depreciation and amortization...........         69         105         150         287         618
                                            ---------   ---------   ---------   ---------   ---------
          Total operating expenses........      4,179       6,352       8,212      12,805      20,881
                                            ---------   ---------   ---------   ---------   ---------
          Income from operations..........        586         947       1,487       1,784       4,082
Interest income, net......................         68          79         125         340         634
                                            ---------   ---------   ---------   ---------   ---------
          Income before income tax
            provision.....................        654       1,026       1,612       2,124       4,716
Income tax provision......................         --          46          73          97         712
                                            ---------   ---------   ---------   ---------   ---------
          Net income......................        654         980       1,539       2,027       4,004
Pro forma income tax adjustment...........        262         365         583         739       1,198
                                            ---------   ---------   ---------   ---------   ---------
Pro forma net income......................        392         615         956       1,288       2,806
                                            =========   =========   =========   =========   =========
Pro forma net income per common share.....  $    0.06   $    0.10   $    0.15   $    0.20   $    0.43
                                            =========   =========   =========   =========   =========
Weighted average common shares
  outstanding.............................  6,293,449   6,293,449   6,293,449   6,293,449   6,556,255
                                            =========   =========   =========   =========   =========

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..............................  $   2,354   $   3,111   $   4,764   $   7,518   $  44,640
Working capital...........................  $     409   $     901   $     528   $     991   $  31,291
Total assets..............................  $   4,964   $   6,367   $   8,784   $  15,426   $  56,782
Stockholders' equity......................  $     696   $   1,331   $   1,120   $   2,047   $  33,762

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information, please refer to "Certain Factors That May Affect Future Results" below.

     Forrester has experienced year-to-year revenue growth every year since its inception in 1983, and the Company's total revenues increased to $25.0 million in 1996 from $14.6 million in 1995. Forrester attributes its growth to the Company's continuing reputation for quality research and services, accurate analysis of technology industry developments, the introduction of new products and services, and the expansion of the Company's sales and marketing organization. In addition, the Company believes the speed of technology change and the increasingly participatory nature of technology decisions have led to a growing market need for independent research and analysis on the impact of technology on large enterprises, consumers, and society.

     Revenues from core research also increased to $18.2 million in 1996 from $10.1 million in 1995 and increased as a percentage of total revenues to 73% in 1996 from 70% in 1995. Forrester attributes this growth to, in addition to the factors cited above, an increase in total Strategy Research Services offered -- from six in 1995 to a total of 10 Strategy Research Services as of December 31, 1996.

     Memberships to Forrester's Strategy Research Services are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue and recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from the Forrester Technology Management Forum (the "Forum"). The Company's advisory service clients purchase such services in conjunction with the purchase of core research memberships to Strategy Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenues and are recognized upon completion of the event.

     The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, and sales commissions, which are deferred when paid and expensed as the related revenue is recognized. General and administrative expenses include the costs of the finance, operations, and corporate IT groups, and other administrative functions of the Company.

     The Company has had income from operations in each of the last six years from 1991 through 1996. Income from operations rose 129% to $4.1 million in 1996 from $1.8 million in 1995.

     The Company was an S corporation under section 1362 of the Internal Revenue Code of 1986, as amended, until prior to the closing of its initial public offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. The Company is now taxed as a C corporation and accordingly is subject to federal and state income taxes at prevailing corporate rates. The statements for each of the three years ended December 31, 1994, 1995, and 1996 include a pro forma income tax adjustment for the income taxes that would have been recorded if the Company had been a C corporation for those periods. The Company has calculated these amounts based on an estimated effective tax rate for the respective periods. Upon termination of the S corporation election, the Company recorded a net deferred income tax liability, reflecting the tax effect of cumulative differences between the financial reporting and tax bases of certain assets and liabilities, of approximately $510,000 as a one-time increase in the actual tax provision during 1996.

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory services contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 69% to $30.0 million at December 31, 1996 from $17.8 million at December 31, 1995. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 74% and 71% of Forrester's client companies with memberships expiring during 1996 and 1995, respectively, renewed one or more memberships for the Company's products and services, although these renewal rates are not necessarily indicative of the rate of future retention of the Company's revenue base. The number of client companies increased to 885 at December 31, 1996 from 799 at December 31, 1995, and no single client company accounted for over 3% of the Company's revenues in 1996 or over 4% of the Company's revenues in 1995.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                      ----------------------
                                                                      1994     1995     1996
                                                                      ----     ----     ----
    Core research...................................................   66%      70%      73%
    Advisory services and other.....................................   34       30       27
                                                                      ---      ---      ---
    Total revenues..................................................  100      100      100
    Cost of services and fulfillment................................   35       37       35
    Selling and marketing...........................................   37       39       36
    General and administrative......................................   10        9       10
    Depreciation and amortization...................................    2        2        3
                                                                      ---      ---      ---
    Income from operations..........................................   16       13       16
    Interest income.................................................    1        2        3
                                                                      ---      ---      ---
    Income before state income tax provision........................   17       15       19
    Provision for income taxes......................................    1        1        3
                                                                      ---      ---      ---
    Net income......................................................   16%      14%      16%
                                                                      ===      ===      ===
    Pro forma income tax adjustment.................................    6        5        5
                                                                      ---      ---      ---
    Pro forma net income............................................   10%       9 %     11%
                                                                      ===      ===      ===

  YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     REVENUES. Total revenues increased 71% to $25.0 million in the year ended December 31, 1996 from $14.6 million in the year ended December 31, 1995. Revenues from core research increased 79% to $18.2 million in the year ended December 31, 1996 from $10.1 million in the year ended December 31, 1995. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of clients, the introduction of four new Strategy Research Services, and continued expansion and increased productivity of the Company's sales force.

     Advisory services and other revenues increased 52% to $6.8 million in the year ended December 31, 1996 from $4.4 million in the year ended December 31, 1995. This increase was primarily attributable to demand for the Partners and Strategy Review Programs.

     Revenues attributable to customers outside the United States increased 106% to $5.3 million in the year ended December 31, 1996 from $2.6 million in the year ended December 31, 1995, and also increased as a percentage of total revenues to 21% for the year ended December 31, 1996 from 18% for the year ended December 31, 1995. The increase was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

     Agreement value grew to $30.0 million at December 31, 1996 from $17.8 million at December 31, 1995. No single client company accounted for more than 2% of agreement value at December 31, 1996 or 3% of revenues for the year ended December 31, 1996.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 35% in the year ended December 31, 1996 from 37% in the year ended December 31, 1995. These expenses increased 60% to $8.8 million in the year ended December 31, 1996 from $5.5 million in the year ended December 31, 1995. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research services.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 36% in the year ended December 31, 1996 from 39% in the year ended December 31, 1995. These expenses increased 59% to $9.0 million in the year ended December 31, 1996 from $5.6 million in the year ended December 31, 1995. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's direct sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 10% in the year ended December 31, 1996 from 9% in the year ended December 31, 1995. These expenses increased 81% to $2.5 million in the year ended December 31, 1996 from $1.4 million in the year ended December 31, 1995. The increase in expenses was principally due to staffing increases in operations and IT and higher costs associated with the expansion of the Company's Cambridge headquarters.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 115% to $618,000 in the year ended December 31, 1996 from $287,000 in the year ended December 31, 1995. The increase in this expense was principally due to purchases of computer equipment, software, and office furnishings to support business growth, and the expansion of the Company's Cambridge headquarters.

     INTEREST INCOME. Interest income increased to $634,000 in the year ended December 31, 1996 from $340,000 in the year ended December 31, 1995 due to an increase in the Company's cash balances resulting form positive cash flows from operations and net proceeds from the Company's initial public offering.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

     REVENUES. Total revenues increased 50% to $14.6 million in 1995 from $9.7 million in 1994. Revenues from core research increased 59% to $10.1 million in 1995 from $6.4 million in 1994. The increases in total revenues and revenues from core research were primarily attributable to an increase in the number of clients, the introduction of new Strategy Research Services, continued expansion and increased productivity of the Company's sales force, and growing market acceptance of the Company's products. The Company introduced two new Strategy Research Services in 1995 and one new Strategy Research Service in 1994.

     Advisory services and other revenues increased 33% to $4.4 million in 1995 from $3.3 million in 1994. The increase in advisory services and other revenues was primarily attributable to demand for the Company's advisory services. The decrease of these revenues as a percentage of total revenues to 30% in 1995 from 34% in 1994 reflects the results of the Company's strategy to expand sales of its core research.

     Revenues attributable to sales to customers outside the United States increased 61% to $2.6 million in 1995 from $1.6 million in 1994. International sales represented 18% and 16% of total revenue for 1995 and 1994, respectively. The increase was due primarily to the Company's expansion of its direct international sales force during 1995.

     Agreement value grew 74% to $17.8 million at December 31, 1995 from $10.2 million at December 31, 1994.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 37% in 1995 from 35% in 1994. These costs increased 60% to $5.5 million in 1995 from $3.4 million in 1994. The increase was principally due to investment in new Strategy Research Services and resultant increased analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 39% in 1995 from 37% in 1994. These expenses increased 57% to $5.6 million in 1995 from $3.6 million in

1994. The increase in expenses was principally due to the addition of direct salespersons and marketing personnel and increased sales commissions resulting from increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 9% in 1995 from 10% in 1994. These expenses increased 33% to $1.4 million in 1995 from $1.0 million in 1994. The increase in expenses was principally due to staffing increases in operations and IT, higher costs associated with the Company's new Cambridge headquarters, and investment in the Company's internal IT systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 91% to $287,000 in 1995 from $150,000 in 1994. The increase in this expense was principally due to purchases of computer equipment, software, and office furnishings to support business growth and the Company's move to its new Cambridge headquarters and expansion thereof.

     INTEREST INCOME. Interest income increased 171% to $340,000 in 1995 from $125,000 in 1994. This increase resulted primarily from an increase in the Company's cash balances resulting from positive cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 73% of the Company's revenues for the year ended December 31, 1996, are annually renewable and are generally payable in advance. These up-front payment terms together with historical year-to-year revenue growth have allowed the Company to generate positive cash flows each year since 1984, one year after its inception in 1983. The Company generated $11.3 million in cash from operating activities during 1996 compared with $4.5 million of cash from operating activities during 1995.

     The Company's revenues, earnings, and cash flows may fluctuate from quarter to quarter based on a variety of factors including the timing and size of new and renewal memberships from clients, the timing of revenue-generating events sponsored by the Company, the utilization of its advisory services, the hiring and training of new analysts and sales personnel, changes in demand for the Company's research, and general economic conditions. As a result, the Company's operating results in future quarters may be below the expectations of securities analysts and investors which could have a material adverse effect on the market price for the Company's common stock.

     In 1996, the Company used $5.5 million of cash in investing activities, consisting of $2.0 million for the purchase of property and equipment and $3.5 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     In 1996, the Company generated a net $27.7 million in cash from financing activities. This includes net proceeds of $33.2 million (net of underwriting discount and offering expenses) to the Company from the sale of 2,300,000 shares of common stock in its initial public offering at a price of $16.00 per share, and less a $5.6 million distribution to its sole stockholder prior to the offering, for undistributed S corporation earnings. The Company expects to use the net proceeds of the initial offering for working capital and general corporate purposes, including possible acquisitions. The Company currently has no commitments or agreements with respect to any specific acquisition. Pending such uses, the Company is investing the net proceeds primarily in short- and intermediate-term interest-bearing obligations of investment grade.

     As of December 31, 1996, the Company had cash and cash equivalents of $34.4 million and $10.3 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently has no material capital commitments and does not foresee that capital expenditures will increase substantially during the next two years. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     NEED TO ATTRACT AND RETAIN PROFESSIONAL STAFF. The Company's future success will depend in large measure upon the continued contributions of its senior management team, research analysts, and experienced sales personnel. Accordingly, future operating results will be largely dependent upon the Company's ability to retain the services of these individuals and to attract additional qualified personnel from a limited pool of qualified candidates. The Company experiences intense competition in hiring and retaining professional personnel from, among others, producers of information technology products, other research firms, management consulting firms, print and electronic publishing companies, and financial services companies. Many of these firms have substantially greater financial resources than the Company to attract and compensate qualified personnel. The loss of the services of key management and professional personnel or the inability to attract such personnel could have a material adverse effect on the Company's business, financial condition, and results of operations.

     MANAGEMENT OF GROWTH. The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 71% to $25.0 million in 1996 from $14.6 million in 1995. The Company's staff increased from 61 full-time employees on January 1, 1995 to 134 full-time employees on December 31, 1996. The Company's ability to manage growth, if any, effectively will require it to continue to develop and improve its operational, financial, and other internal systems, as well as its business development capabilities, and to train, motivate, and manage its employees. In addition, the Company may acquire complementary businesses, products, or technologies, although it currently has no commitments or agreements to do so. The Company's management has limited experience integrating acquisitions. If the Company is unable to manage its growth effectively, such inability could have a material adverse effect on the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition, and results of operations.

     VARIABILITY OF QUARTERLY OPERATING RESULTS; POSSIBLE VOLATILITY OF STOCK PRICE. The Company's revenues and earnings may fluctuate from quarter to quarter based on a variety of factors including the timing and size of new and renewal memberships from clients, the timing of revenue-generating events sponsored by the Company, the utilization of its advisory services, the introduction and marketing of new products and services by the Company and its competitors, the hiring and training of new analysts and sales personnel, changes in demand for the Company's research, and general economic conditions. As a result, the Company's operating results in future quarters may be below the expectations of securities analysts and investors which could have a material adverse effect on the market price for the Company's common stock. Factors such as announcements of new services or offices or strategic alliances by the Company or its competitors, as well as market conditions in the information technology services industry, may have a significant impact on the market price of the common stock. The market price for the Company's common stock may also be affected by movements in prices of stocks in general.

     DEPENDENCE ON RENEWALS OF MEMBERSHIP-BASED RESEARCH SERVICES. The Company's success depends in part upon renewals of memberships for its core research products. Approximately 73% and 70% of the Company's revenues in 1996 and 1995, respectively, were derived from the Company's membership-based core research products. A decline in renewal rates for the Company's core research products could have a material adverse effect on the Company's business, financial condition, and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued services of a number of key employees. The loss of key personnel, in particular George F. Colony, the Company's founder and Chairman of the Board of Directors, President, and Chief Executive Officer, would have a material adverse effect on the Company's business, financial condition, and results of operations. In October 1996, the Company entered into a registration rights and non-competition agreement with Mr. Colony which provides that if Mr. Colony's employment with the Company is terminated he will not compete with the Company for the one-year period following his termination.

     RISKS ASSOCIATED WITH ANTICIPATING MARKET TRENDS. The Company's success depends in part upon its ability to anticipate rapidly changing technologies and market trends and to adapt its core research to meet the changing information needs of the Company's clients. The technology sectors that the Company analyzes undergo frequent and often dramatic changes, including the introduction of new products and obsolescence of others, shifting strategies and market positions of major industry participants, paradigm shifts with respect to system architectures, and changing objectives and expectations of users of technology. The environment of rapid and continuous change presents significant challenges to the Company's ability to provide its clients with current and timely analysis, strategies, and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources, and any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have a material adverse effect on the Company's business, financial condition, and results of operations.

     NEW PRODUCTS AND SERVICES. The Company's future success will depend in part on its ability to offer new products and services that successfully gain market acceptance by addressing specific industry and business organization sectors, changes in client requirements, and changes in the technology industry. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is inherently risky and costly. There can be no assurance that the Company's efforts to introduce new, or assimilate acquired, products or services will be successful.

     COMPETITION. The Company competes in the market for research products and services with other independent providers of similar services. Several of the Company's competitors have substantially greater financial, information-gathering, and marketing resources than the Company. In addition, the Company's indirect competitors include the internal planning and marketing staffs of the Company's current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. The Company's indirect competitors may choose to compete directly against the Company in the future. In addition, there are relatively few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's products and services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 1996 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................  F-2
Consolidated Balance Sheets...........................................................  F-3
Consolidated Statements of Income.....................................................  F-4
Consolidated Statements of Stockholders' Equity.......................................  F-5
Consolidated Statements of Cash Flows.................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 1996 Annual Report on Form 10-K. The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement (the "1997 Proxy Statement") for the Company's Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 1997 Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed above on Page 16.

         2. Financial Statements Schedules. The following additional financial data should be read in conjunction with the consolidated financial statements in this report. Schedules other than those listed below have been omitted because they are inapplicable or not required.

                                                                            FORM 10-K
                                                                              PAGE
                                                                            ---------
         Report of Independent Public Accountants.........................    F-2
         Report of Independent Public Accountants on Schedule.............    F-15
         Valuation and Qualifying Accounts................................    F-16

         3. Exhibits.  A complete listing of exhibits required is given in the
Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

     (b) Report on Form 8-K. None.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Forrester Research, Inc.

                                          By: /s/ GEORGE F. COLONY
                                            ------------------------------------
                                            George F. Colony
                                            Chairman of the Board, President,
                                              and Chief Executive Officer

                                            Date: March 28, 1997

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                       CAPACITY IN WHICH SIGNED              DATE
-------------------------------------  --------------------------------------  --------------

        /s/ GEORGE F. COLONY           Chief Executive Officer, President,     March 28, 1997
-------------------------------------    and Director of the Company
          George F. Colony               (principal executive officer)

        /s/ DAVID H. RAMSDELL          Director, Finance (principal financial  March 28, 1997
-------------------------------------    and accounting officer)
          David H. Ramsdell

        /s/ ROBERT M. GALFORD          Member of the Board of Directors        March 28, 1997
-------------------------------------
          Robert M. Galford

        /s/ GEORGE R. HORNIG           Member of the Board of Directors        March 22, 1997
-------------------------------------
          George R. Hornig

        /s/ MICHAEL H. WELLES          Member of the Board of Directors        March 23, 1997
-------------------------------------
          Michael H. Welles

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiary as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 1997

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                       1995            1996
                                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents.......................................  $   997,567     $34,382,194
  Marketable securities...........................................    6,520,481      10,257,717
  Accounts receivable, net of allowance for doubtful accounts of approximately $120,000 and $200,000 in 1995 and 1996,
     respectively.................................................    5,882,980       8,100,494
  Deferred commissions............................................      891,967       1,341,268
  Prepaid expenses and other current assets.......................       76,542         229,606
                                                                    -----------     -----------
          Total current assets....................................   14,369,537      54,311,279
                                                                    -----------     -----------
Property and Equipment, at cost:
  Computers and equipment.........................................      965,435       1,752,473
  Furniture and fixtures..........................................      288,532         546,595
  Computer software...............................................      206,324         312,111
  Vehicles........................................................       30,098          30,098
  Leasehold improvements..........................................       59,262         683,642
                                                                    -----------     -----------
          Total property and equipment............................    1,549,651       3,324,919
  Less -- Accumulated depreciation and amortization...............      493,376         853,777
                                                                    -----------     -----------
          Property and equipment, net.............................    1,056,275       2,471,142
                                                                    -----------     -----------
          Total assets............................................  $15,425,812     $56,782,421
                                                                    ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................  $   377,344     $ 1,200,131
  Customer deposits...............................................       97,329         139,293
  Accrued expenses................................................    1,544,815       3,201,111
  Accrued income taxes............................................           --         227,037
  Deferred revenue................................................   11,359,101      17,816,380
  Deferred income taxes...........................................           --         436,714
                                                                    -----------     -----------
          Total current liabilities...............................   13,378,589      23,020,666
                                                                    -----------     -----------
Commitments (Note 4)
Stockholders' Equity:
  Preferred stock, $.01 par value Authorized -- 500,000 shares
     Issued and outstanding -- none...............................           --              --
  Common stock, $.01 par value Authorized -- 25,000,000 shares
     Issued and outstanding -- 6,000,000 shares and  8,300,000
     shares in 1995 and 1996, respectively........................       60,000          83,000
  Additional paid-in capital......................................           --      33,211,053
  Retained earnings...............................................    1,965,527         409,602
  Unrealized gain on marketable securities........................       21,696          58,100
                                                                    -----------     -----------
          Total stockholders' equity..............................    2,047,223      33,761,755
                                                                    -----------     -----------
          Total liabilities and stockholders' equity..............  $15,425,812     $56,782,421
                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                          1994           1995            1996
                                                       ----------     -----------     -----------
Revenues:
  Core research......................................  $6,363,335     $10,149,514     $18,205,851
  Advisory services and other........................   3,335,467       4,439,298       6,757,270
                                                       ----------     -----------     -----------
          Total revenues.............................   9,698,802      14,588,812      24,963,121
                                                       ----------     -----------     -----------
Operating expenses:
  Cost of services and fulfillment...................   3,423,844       5,486,346       8,761,718
  Selling and marketing..............................   3,592,853       5,643,196       8,991,794
  General and administrative.........................   1,045,340       1,388,868       2,508,845
  Depreciation and amortization......................     150,067         286,705         618,290
                                                       ----------     -----------     -----------
          Total operating expenses...................   8,212,104      12,805,115      20,880,647
          Income from operations.....................   1,486,698       1,783,697       4,082,474
Interest income, net.................................     125,115         339,569         633,798
                                                       ----------     -----------     -----------
          Income before income tax provision.........   1,611,813       2,123,266       4,716,272
     Income tax provision (Note 3)...................      73,000          96,000         712,000
                                                       ----------     -----------     -----------
          Net income.................................   1,538,813       2,027,266       4,004,272
Pro forma income tax adjustment (Note 3).............     583,000         739,000       1,198,000
                                                       ----------     -----------     -----------
Pro forma net income.................................  $  955,813     $ 1,288,266     $ 2,806,272
                                                       ==========     ===========     ===========
Pro forma net income per common share................  $     0.15     $      0.20     $      0.43
                                                       ==========     ===========     ===========
Weighted average common shares outstanding...........   6,293,449       6,293,449       6,556,255
                                                       ==========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                     COMMON STOCK
                                  -------------------                               UNREALIZED
                                               $.01     ADDITIONAL                   GAIN ON        TOTAL
                                   NUMBER       PAR       PAID-IN      RETAINED     MARKETABLE   STOCKHOLDERS'
                                  OF SHARES    VALUE      CAPITAL      EARNINGS     SECURITIES      EQUITY
                                  ---------   -------   -----------   -----------   ----------   ------------
Balance, December 31, 1993......  6,000,000   $60,000   $        --   $ 1,270,790    $     --    $  1,330,790
  Distributions (Note 3)........         --        --            --    (1,750,000)         --      (1,750,000)
  Net income....................         --        --            --     1,538,813          --       1,538,813
                                  ---------   -------   -----------    ----------     -------     -----------
Balance, December 31, 1994......  6,000,000    60,000            --     1,059,603          --       1,119,603
  Distributions (Note 3)........         --        --            --    (1,121,342)         --      (1,121,342)
  Net income....................         --        --            --     2,027,266          --       2,027,266
  Unrealized gain on
     available-for-sale
     securities.................         --        --            --            --      21,696          21,696
                                  ---------   -------   -----------    ----------     -------     -----------
Balance, December 31, 1995......  6,000,000    60,000            --     1,965,527      21,696       2,047,223
  Issuance of common stock in
     initial public offering,
     net of issuance costs of
     $3,565,947.................  2,300,000    23,000    33,211,053            --          --      33,234,053
  Distributions (Note 3)........         --        --            --    (5,560,197)         --      (5,560,197)
  Net income....................         --        --            --     4,004,272          --       4,004,272
  Unrealized gain on
     available-for-sale
     securities.................         --        --            --            --      36,404          36,404
                                  ---------   -------   -----------    ----------     -------     -----------
Balance, December 31, 1996......  8,300,000   $83,000   $33,211,053   $   409,602    $ 58,100    $ 33,761,755
                                  =========   =======   ===========    ==========     =======     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                             1994            1995            1996
                                                          -----------     -----------     -----------
Cash flows from operating activities:
  Net income............................................  $ 1,538,813     $ 2,027,266     $ 4,004,272
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization......................      150,067         286,705         618,290
     Deferred income taxes..............................           --              --         436,714
     Accretion of discount on marketable securities.....      (24,935)        (60,377)       (193,152)
     Changes in assets and liabilities --
       Accounts receivable..............................     (455,965)     (3,010,742)     (2,217,514)
       Deferred commissions.............................     (158,244)       (396,752)       (449,301)
       Prepaid expenses and other current assets........        5,113         (15,582)       (153,064)
       Accounts payable.................................       28,748         335,950         822,787
       Customer deposits................................           --          97,329          41,964
       Accrued expenses.................................      330,913       1,019,763       1,656,296
       Accrued income taxes.............................           --              --         227,037
       Deferred revenue.................................    2,268,001       4,261,527       6,457,279
                                                          -----------     -----------     -----------
          Net cash provided by operating activities.....    3,682,511       4,545,087      11,251,608
                                                          -----------     -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment, net..............     (304,736)       (751,850)     (2,033,157)
  Purchase of marketable securities.....................   (1,960,420)     (9,171,880)     (8,469,888)
  Proceeds from sales and maturities of marketable
     securities.........................................           --       4,718,827       4,962,208
                                                          -----------     -----------     -----------
          Net cash used in investing activities.........   (2,265,156)     (5,204,903)     (5,540,837)
                                                          -----------     -----------     -----------
Cash flows from financing activities:
  Distributions to stockholder..........................   (1,750,000)     (1,121,342)     (5,560,197)
  Net proceeds of stock offering........................           --              --      33,234,053
                                                          -----------     -----------     -----------
          Net cash (used in) provided by financing
            activities..................................   (1,750,000)     (1,121,342)     27,673,856
                                                          -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents....     (332,645)     (1,781,158)     33,384,627
Cash and cash equivalents, beginning of year............    3,111,370       2,778,725         997,567
                                                          -----------     -----------     -----------
Cash and cash equivalents, end of year..................  $ 2,778,725     $   997,567     $34,382,194
                                                          ===========     ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes............................  $    18,961     $    44,893     $    87,053
                                                          ===========     ===========     ===========
Supplemental disclosure of noncash investing and
  financing activities:
  Unrealized gain on available-for-sale securities......  $        --     $    21,696     $    36,404
                                                          ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Forrester Research, Inc. (the Company) creates, publishes and sells technology research reports and provides advisory services and technology conferences. The Company is incorporated under the laws of the State of Delaware and grants credit to its customers with locations throughout the world.

     The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying financial statements and notes.

  Principles of Consolidation

     The accompanying consolidated financial statements as of and for the year ended December 31, 1996 include the accounts of the Company and its wholly owned subsidiary, Whitcomb Investments, Inc., a Massachusetts corporation. All significant intercompany balances have been eliminated in consolidation.

  Revenue Recognition

     The Company invoices its core research, advisory and other services when an order is received. The gross amount is recorded as accounts receivable and deferred revenue when the client is legally obligated to pay the invoice. Core research, which represents monthly distribution of research reports, is recorded as revenue ratably over the term of the agreement as the research is delivered. Advisory and other services are recognized during the period in which the services are performed.

  Deferred Commissions

     Commissions incurred in acquiring new or renewal contracts are deferred and amortized as the related revenue is recognized. The Company evaluates the recoverability of deferred commissions at each balance sheet date based on the status of the related contract.

  Pro Forma Net Income Per Common Share

     Pro forma net income per common share is computed by dividing pro forma net income (reflecting the pro forma income tax adjustment discussed in Note 3) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, adjusted for the reincorporation discussed in Note 6. Common stock equivalents consist of common stock issuable on the exercise of outstanding options.

     In accordance with Securities and Exchange Commission requirements, all common stock and common stock equivalents issued during the 12 months preceding an initial public offering have been included in the net income per share computation as if they were outstanding for all periods using the treasury stock method.

                            FORRESTER RESEARCH, INC.

  Depreciation

     The Company provides for depreciation, computed using the straight-line method, by charges to income in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                                  ESTIMATED
                                                                 USEFUL LIFE
                                                                -------------
                Computers and equipment.......................   3 to 5 Years
                Furniture and fixtures........................        7 Years
                Computer software.............................        3 Years
                Vehicles......................................        5 Years
                Leasehold improvements........................  Life of lease

  Product Development

     All costs associated with the development of new products and services are expensed as incurred.

  Concentration of Credit Risk

     Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, marketable securities and accounts receivable. The Company places its investments in highly rated institutions. No single customer accounted for greater than 10% of revenues in any of the periods presented.

  Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and marketable securities are generally obligations of the federal government or municipal issuers.

(2)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. At December 31, 1995 and 1996, held-to-maturity securities consisted of investments in U.S. Treasury bills, which were recorded at cost approximating their fair market value. These investments are classified as current since they mature within one year. Securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 1995 and 1996, these securities consisted of investments in federal and state government obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of stockholders' equity. These investments were classified as current at December 31, 1995 and 1996 as it is the Company's intent to hold these securities less than one year. Securities that are

                            FORRESTER RESEARCH, INC.

bought and held principally for the purpose of selling in the near term are classified as trading securities. There were no trading securities as of December 31, 1995 and 1996.

     At December 31, 1995 and 1996, marketable securities consisted of the following:

                                                                1995           1996
                                                             ----------     -----------
        U.S. Treasury bills................................  $3,876,100     $ 3,473,694
        U.S. Treasury notes................................     613,456       2,510,155
        Federal agency obligations.........................     309,255         854,214
        State and municipal bonds..........................   1,721,670       3,419,654
                                                             ----------     -----------
                                                             $6,520,481     $10,257,717
                                                             ==========     ===========

     The following table summarizes the maturity periods of marketable securities as of December 31, 1996:

                                       LESS THAN        1 TO 5        5 TO 10
                                         1 YEAR         YEARS          YEARS           TOTAL
                                       ----------     ----------     ----------     -----------
    U.S. Treasury bills..............  $3,473,694     $       --     $       --     $ 3,473,694
    U.S. Treasury notes..............          --      2,006,875        503,280       2,510,155
    Federal agency obligations.......          --        445,601        408,613         854,214
    State and municipal bonds........          --      1,887,497      1,532,157       3,419,654
                                       ----------     ----------     ----------     -----------
                                       $3,473,694     $4,339,973     $2,444,050     $10,257,717
                                       ==========     ==========     ==========     ===========

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1995 and 1996, which were calculated based on specific identification, were not material.

(3)  INCOME TAXES

     The Company accounts for income taxes, including pro forma computations, in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     The Company was an S corporation under Section 1362 of the Internal Revenue Code of 1986, as amended (the Code), until prior to the closing of its public offering. As an S corporation, the taxable income of the Company was passed through the sole stockholder and was reported on his individual federal and state income tax returns. Payments to the stockholder to cover the tax liabilities as a result of the Company's taxable income are recorded as distributions in the accompanying statements of stockholders' equity. In December 1996, a distribution was recorded to distribute the cumulative S corporation earnings taxed or taxable to the original stockholder net of amounts previously distributed. This distribution totaled approximately $5,231,000, of which approximately $5,164,000 was paid in cash and $67,000 was accrued as of December 31, 1996.

     As discussed above, the Company terminated its S corporation election and became subject to federal and state income taxes at prevailing corporate rates prior to the closing of its initial public offering of common stock. Accordingly, the accompanying statements of income for each of the three years ended December 31, 1994, 1995 and 1996 include a pro forma income tax adjustment for the income taxes that would have been recorded if the Company had been a C corporation for the period presented.

                            FORRESTER RESEARCH, INC.

     The components of the historical and pro forma income tax provision are as follows:

                                                          1994         1995          1996
                                                        --------     --------     ----------
    Current --
      Federal.........................................  $     --     $     --     $   67,000
      State...........................................    73,000       96,000        208,000
                                                        --------     --------     ----------
                                                          73,000       96,000        275,000
                                                        --------     --------     ----------
    Deferred --
      Federal.........................................        --           --        354,000
      State...........................................        --           --         83,000
                                                        --------     --------     ----------
                                                              --           --        437,000
                                                        --------     --------     ----------
         Actual provision for income taxes............    73,000       96,000        712,000
    Pro forma income tax provision....................   656,000      835,000      1,910,000
                                                        --------     --------     ----------
    Pro forma income tax adjustment...................  $583,000     $739,000     $1,198,000
                                                        ========     ========     ==========

     The Company's income tax provision for the years ended December 31, 1994 and 1995 consisted of corporate-level state income taxes that were levied against the Company as an S corporation. The pro forma tax provisions do not materially differ from the Company's combined federal and state statutory rate of 40%.

     Upon termination of the S corporation election, deferred income taxes were recorded for the tax effect of cumulative temporary differences between the financial reporting and tax bases of certain assets and liabilities, primarily deferred commissions, accrued expenses and cumulative tax depreciation in excess of financial reporting allowances. These temporary differences resulted in a net deferred income tax liability of approximately $510,000. The Company recorded this tax liability as a one-time increase in the actual tax provision during 1996.

     Deferred income taxes as of December 31, 1996 related to the following temporary differences:

                Nondeductible reserves and accruals..............  $ 147,000
                Depreciation and amortization....................    (47,000)
                Deferred commissions.............................   (537,000)
                                                                   ---------
                                                                   $(437,000)
                                                                   =========

     The Company and George F. Colony, who was the sole stockholder of the Company prior to its initial public offering, have entered into an indemnification agreement relating to their respective income tax liabilities. Mr. Colony will continue to be liable for personal income taxes on the Company's income for all periods prior to the time the Company ceased to be an S corporation, while the Company will be liable for all income taxes subsequent to the time it ceased to be an S corporation. The agreement generally provides that the Company will indemnify Mr. Colony for any increase in his taxes (including interest and penalties) resulting from adjustments initiated by taxing authorities and from payments to him under the agreement, and Mr. Colony will pay to the Company an amount equal to any decrease in his tax liability resulting from adjustments initiated by taxing authorities. The agreement also provides that, if the Company is determined to have been a C corporation for tax purposes at any time it reported its income as an S corporation, Mr. Colony will make a capital contribution to the Company in an amount necessary to hold the Company harmless from any taxes and interest arising from such determination up to the amount of distributions made by the Company to Mr. Colony prior to the termination of the Company's S corporation election less any taxes and interest attributable to such distributions.

                            FORRESTER RESEARCH, INC.

(4)  COMMITMENTS

     The Company leases its office space under an operating lease. The Company will also make lease payments on its previous facility through January 1997. The excess of the payments on its old facility over anticipated sublease income has been accrued as of December 31, 1995 and 1996.

     At December 31, 1996, approximate future minimum rentals due are as follows:

                1997.............................................  $1,011,000
                1998.............................................   1,001,000
                1999.............................................   1,007,000
                2000.............................................   1,012,000
                2001.............................................     262,000
                                                                   ----------
                     Total minimum lease payments................  $4,293,000
                                                                   ==========

     Rent expense was approximately $369,000, $663,000 and $664,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     In connection with its facility leases, the Company has outstanding letters of credit of approximately $73,000.

(5)  401(k) PLAN

     The Company has a 401(k) savings plan covering substantially all eligible employees. The Plan is a qualified defined contribution plan in accordance with
Section 401(k) of the Code and is funded entirely through employee contributions.

(6)  STOCKHOLDERS' EQUITY

  (a) Initial Public Offering

     In December 1996, the Company sold through an underwritten public offering 2,300,000 shares of its common stock at $16.00 per share. The proceeds to the Company from the Company's initial public offering, net of underwriting discounts and expenses, were $33,234,053.

  (b) Reincorporation

     In February 1996, in connection with the Company's reincorporation in Delaware, the Company increased the number of authorized shares of common stock to 7,000,000, and each outstanding share of common stock was exchanged for 6,000 shares of common stock in the reincorporated entity. The accompanying financial statements and notes have been retroactively adjusted to reflect this transaction. Immediately prior to the Company's initial public offering, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock to 25,000,000.

  (c) Preferred Stock

     Prior to its initial public offering, the Company amended its Certificate of Incorporation to authorize 500,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

                            FORRESTER RESEARCH, INC.

(7) STOCK OPTION PLANS

     In February 1996, the Company adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which was amended in September 1996 (the Plan). The Plan provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 2,750,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. The fair market value of $5.50 per share for the options granted in February 1996 was based on an independent appraisal. Options vest ratably over three years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as defined.

     Stock option activity since the Plan's inception to December 31, 1996 was as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                        EXERCISE       EXERCISE
                                                         NUMBER          PRICE           PRICE
                                                        OF SHARES      PER SHARE       PER SHARE
                                                        ---------     ------------     ---------
    Granted...........................................   790,046      $5.50-$13.00       $8.16
    Canceled..........................................   (31,355)             5.50        5.50
                                                         -------      ------------       -----
    Outstanding at December 31, 1996..................   758,691      $5.50-$13.00       $8.28
                                                         =======      ============       =====
    Exercisable at December 31, 1996..................   149,376             $5.50       $5.50
                                                         =======      ============       =====

     The weighted average remaining contractual life of options outstanding at December 31, 1996 is 9.4 years. As of December 31, 1996, options available for future grant under the Plan were 1,991,309.

     In September 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 150,000 shares of common stock. Under the Directors' Plan, the Company's four non-employee directors each received, on the date that the Company first filed a registration statement under the Securities Act of 1933 covering its common stock, an option to purchase 6,000 shares of the Company's common stock at an exercise price of $13.00 per share. Such options vest in three equal installments commencing on the date that the Company completed its initial public offering of the common stock and on the first and second anniversaries of such date. Each non-employee director elected thereafter shall be awarded options to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director, which will vest in three equal installments commencing on the date of grant and on the first and second anniversaries of the date of grant. Each non-employee director will also receive an option to purchase 4,000 shares of common stock, at an exercise price equal to the fair market value of the common stock each year immediately following the Company's annual stockholders' meeting, which will vest in three equal installments on the first, second and third anniversaries of the date of grant. The Compensation Committee (the Committee) of the Board of Directors also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in

                            FORRESTER RESEARCH, INC.

1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1996 are:

                Risk-free interest rate...........................      6.21%
                Expected dividend yield...........................         --
                Expected lives....................................  7.5 years
                Expected volatility...............................     0%-64%

     The total value of options granted during the year ended December 31, 1996 was computed as approximately $2,705,000. Of this amount, approximately $377,000 would be charged to operations for the year ended December 31, 1996, and the remaining amount, approximately $2,328,000, would be amortized over the related remaining vesting periods. There were no options or warrants issued prior to 1996. The pro forma effect of SFAS No. 123 for the year ended December 31, 1996 is approximately as follows:

                                                              AS REPORTED     PRO FORMA
                                                              -----------     ----------
        Net income..........................................  $ 2,806,000     $2,429,000
                                                               ==========     ==========
        Net income per share................................        $0.43          $0.37
                                                               ==========     ==========

(8)  EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 200,000 shares of common stock. The Stock Purchase Plan is administered by the Committee. With certain limited exceptions, all employees of the Company who have completed six months or more of continuous service in the employ of the Company and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. The first purchase period under the Stock Purchase Plan commenced on the first day that the Company's common stock was publicly traded on the Nasdaq National Market and will end on June 30, 1997. Each subsequent purchase period under the Stock Purchase Plan will be six months in length and will commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates. Because the first purchase period under the stock purchase plan ends on June 30, 1997, no shares were purchased under the Stock Purchase Plan during 1996.

                            FORRESTER RESEARCH, INC.

(9)  NET SALES BY GEOGRAPHIC DESTINATION

     Net sales by geographic destination and as a percentage of total sales are as follows:

                                                      1994           1995            1996
                                                   ----------     -----------     -----------
    United States................................  $8,103,708     $12,025,529     $19,694,363
    Europe.......................................     629,208       1,066,314       2,751,858
    Other........................................     965,886       1,496,969       2,516,900
                                                   ----------     -----------     -----------
                                                   $9,698,802     $14,588,812     $24,963,121
                                                   ==========     ===========     ===========
    United States................................          84%             82%             79%
    Europe.......................................           6               8              11
    Other........................................          10              10              10
                                                   ----------     -----------     -----------
                                                          100%            100%            100%
                                                   ==========     ===========     ===========

(10)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 1995           1996
                                                              ----------     ----------
        Payroll and related.................................  $  802,673     $1,446,752
        Other...............................................     742,142      1,754,359
                                                              ----------     ----------
                                                              $1,544,815     $3,201,111
                                                              ==========     ==========

(11)  SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1995 and 1996 (in thousands, except per share data):

                                                                     QUARTER ENDED
                                                   -------------------------------------------------
                                                   MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                     1995          1995         1995          1995
                                                   ---------     --------     ---------     --------
    Revenues.....................................   $ 2,708       $2,873       $ 3,535       $5,473
    Income from operations.......................   $   209       $  162       $   370       $1,043
    Pro forma net income.........................   $   168       $  157       $   272       $  691
    Pro forma net income per common share........   $  0.03       $ 0.03       $  0.04       $ 0.11

                                                                     QUARTER ENDED
                                                   -------------------------------------------------
                                                   MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                     1996          1996         1996          1996
                                                   ---------     --------     ---------     --------
    Revenues.....................................   $ 4,746       $5,316       $ 6,312       $8,589
    Income from operations.......................   $   459       $  566       $ 1,129       $1,928
    Pro forma net income.........................   $   339       $  409       $   716       $1,314
    Pro forma net income per common share........   $  0.05       $ 0.07       $  0.11       $ 0.18

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of
Forrester Research, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Forrester Research, Inc., included in this Form 10-K, and have issued our report thereon dated January 22, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 1997

                            FORRESTER RESEARCH, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                 ------------------------------------------------------
                                                 BALANCE,       CHARGED                        BALANCE,
                                                 BEGINNING     TO COST OR      DEDUCTIONS       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                  OF PERIOD      EXPENSE       (WRITE-OFFS)      PERIOD
-----------------------------------------------  ---------     ----------     ------------     --------
Fiscal 1993....................................  $      --      $ 158,624      $ (125,290)     $ 33,334
Fiscal 1994....................................     33,334        108,644         (53,519)       88,459
Fiscal 1995....................................     88,459         62,245         (30,784)      119,920
Fiscal 1996....................................    119,920        312,317        (232,237)      200,000


EXHIBIT
  NO.                                   DESCRIPTION
----     ---------------------------------------------------------------------------------
 3.1*    Restated Certificate of Incorporation of the Company.
 3.2*    Bylaws of the Company, as amended.
   4*    Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.
10.1+*   Registration Rights and Non-Competition Agreement.
10.2+*   Tax Indemnification Agreement dated November 25, 1996.
10.3+    1996 Amended and Restated Equity Incentive Plan as amended (transmitted herewith).
10.4+*   1996 Employee Stock Purchase Plan.
10.5+*   1996 Director Option Plan for Non-Employee Directors.
10.6*    Lease dated May 1, 1995 between Advent Realty Limited Partnership II and the Company for the premises located at 1033 Massachusetts Avenue, Cambridge, Massachusetts (the
         "Cambridge Lease").
10.7*    First Amendment to the Cambridge Lease, dated August 28, 1995.
10.8*    Second Amendment to the Cambridge Lease, dated May 21, 1996.
  11     Statement Regarding Computation of Pro Forma Per Share Earnings (transmitted herewith).
  20     Subsidiaries of the Registrant (transmitted herewith).
  23     Consent of Arthur Andersen LLP (transmitted herewith).

     + Denotes management contract or compensation arrangements.

     * Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on September 26, 1997 (File No. 333-12761) and incorporated by reference herein.