Form 10-Q
period 1997-03-31
FORRESTER RESEARCH INC
filed 1997-05-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                  For the quarterly period ended March 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission File Number: 000-21433

                                   ----------

                            FORRESTER RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                            04-2797789
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)           Identification Number)

     1033 Massachusetts Avenue
      Cambridge, Massachusetts                      02138
  (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code: (617) 497-7090

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

      As of May 12, 1997, 8,305,588 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996                                                3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 1997 and 1996                                    4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1997 and 1996                             5

           Notes to Consolidated Financial Statements                       6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II.   OTHER INFORMATION                                               12

ITEM 1.    Legal Proceedings                                               12

ITEM 2.    Changes in Securities                                           12

ITEM 3.    Defaults Upon Senior Securities                                 12

ITEM 4.    Submission of Matters to a Vote of Security-Holders             12

ITEM 5.    Other Information                                               12

ITEM 6.    Exhibits and Reports on Form 8-K                                12

EXHIBITS   Statement Regarding Computation of Per Share Earnings           14

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS
                                                          MARCH 31,    DECEMBER 31,
                                                            1997          1996
CURRENT ASSETS:
  Cash and cash equivalents                               $ 4,960        $34,382
  Marketable securities                                    42,116         10,258
    Accounts receivable, net                                8,216          8,100
  Deferred commissions                                      1,133          1,341
  Prepaid expenses and other current assets                   585            230
                                                          -------        -------

      Total current assets                                 57,010         54,311
                                                          -------        -------

    Property and equipment, net                             2,677          2,471
                                                          -------        -------

      Total assets                                        $59,687        $56,782
                                                          =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $   924        $ 1,200
  Customer deposits                                           264            139
  Accrued expenses                                          2,963          3,201
  Accrued income taxes                                        649            227
  Deferred revenue                                         20,018         17,816
  Deferred income taxes                                       276            437
                                                          -------        -------

      Total current liabilities                            25,094         23,020
                                                          -------        -------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
   Authorized--500,000 shares
   Issued and outstanding--none                                --             --
  Common stock, $.01 par value
   Authorized--25,000,000 shares
   Issued and outstanding--8,301,052 shares and
     8,300,000 shares at March 31, 1997 and
     December 31, 1996, respectively                           83             83
  Additional paid-in capital                               33,217         33,211
  Retained earnings                                         1,427            410
  Unrealized (loss) gain on marketable securities            (134)            58
                                                          -------        -------

      Total stockholders' equity                           34,593         33,762
                                                          -------        -------

      Total liabilities and stockholders' equity          $59,687        $56,782
                                                          =======        =======


                             See accompanying notes

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1997         1996

REVENUES:
  Core research                                  $6,178       $3,646
  Advisory services and other                     1,993        1,100
                                                 ------       ------
      Total revenues                              8,171        4,746
                                                 ------       ------

OPERATING EXPENSES:
  Cost of services and fulfillment                2,918        1,736
  Selling and marketing                           3,128        1,841
  General and administrative                        820          618
  Depreciation and amortization                     232           92
                                                 ------       ------

      Total operating expenses                    7,098        4,287
                                                 ------       ------

      Income from operations                      1,073          459

INTEREST INCOME, NET                                644          110
                                                 ------       ------

      Income before income tax provision          1,717          569
INCOME TAX PROVISION                                698           30
                                                 ------       ------
      Net income                                 $1,019       $  539
                                                 ======       ======

PRO FORMA INCOME TAX ADJUSTMENT (Note 2)                         200
                                                              ------

PRO FORMA NET INCOME (Note 2)                                 $  339
                                                              ======

NET INCOME PER COMMON SHARE                      $ 0.12       $ 0.05
                                                 ======       ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        8,798        6,293
                                                 ======       ======



                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  1,019        $    539
  Adjustments to reconcile net income to net
  cash provided by operating activities-
   Depreciation and amortization                                         232              92
   Deferred income taxes                                                (160)             --
   Accretion of discount on marketable securities                       (152)            (60)

   Changes in assets and liabilities-
     Accounts receivable                                                (115)           (173)
     Deferred commissions                                                208            (110)
     Prepaid expenses and other current assets                          (355)            (80)
     Accounts payable                                                   (276)            149
     Customer deposits                                                   124             266
     Accrued expenses                                                   (238)            107
     Accrued income taxes                                                422              --
     Deferred revenue                                                  2,202           1,498
                                                                    --------        --------

         Net cash provided by operating activities                     2,911           2,228
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                              (439)           (517)
  Purchase of marketable securities                                  (75,590)           (944)
  Proceeds from sales and maturities of marketable securities         43,690             150
                                                                    --------        --------

         Net cash used in investing activities                       (32,339)         (1,311)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds of stock options exercised
                                                                           6              --
                                                                    --------        --------

         Net cash provided by financing activities                         6              --
                                                                    --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (29,422)            917


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        34,382             998
                                                                    --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,960        $  1,915
                                                                    ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                        $    437        $     80
                                                                    ========        ========



                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the first quarter ended March 31, 1997 may not be indicative of the results that may be expected for the year ended December 31, 1997, or any other period.


Note 2 -- Pro Forma Income Tax Adjustment and Pro Forma Net Income

The Company was an S corporation under section 1362 of the Internal Revenue Code of 1986, as amended, until prior to the closing of its initial public offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. The Company is now taxed as a C corporation and accordingly is subject to federal and state income taxes at prevailing corporate rates. The statement of income for the period ended March 31, 1996 includes a pro forma income tax adjustment to reflect an estimate of the income taxes that would have been recorded if the Company had been a C corporation for that period. The Company has calculated this amount based on the statutory tax rate for 1996.


Note 3 -- Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter and year ended December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share and diluted earnings per share would not have materially differed from the net income per share disclosed in the Consolidated Statements of Income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information, please refer to "Certain Factors That May Affect Future Results" below.

      Forrester Research, Inc. ("Forrester" or the "Company") is a leading independent research firm offering products and services that help its clients assess the effect of technology on their businesses. The Company provides analysis and insight into a broad range of technology areas such as computing, software, networking, the Internet, and telecommunications, and projects how technology trends will impact businesses, consumers, and society. Forrester's clients, which include senior management, business strategists, and information technology ("IT") and marketing professionals within large enterprises, use Forrester's prescriptive research to understand and benefit from current developments in technology and as support for their development and implementation decisions.

      Memberships to Forrester's Strategy Research Services are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue and recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from Forrester Technology Management Forums ("Forums"). The Company's advisory service clients purchase such services in conjunction with the purchase of core research memberships to Strategy Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenues and are recognized upon completion of each event.

      The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, and corporate IT groups, and other administrative functions of the Company.

      The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 71% to $32.9 million at March 31, 1997 from $19.2 million at March 31, 1996. No single client company accounted for more than 2% of agreement value at March 31, 1997. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 72% of Forrester's client companies with memberships expiring during the three months ended March 31, 1997 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                    THREE MONTHS ENDED MARCH 31,
                                         1997         1996
                                         ----         ----
Core research                             76%         77%

Advisory services and other               24          23
                                         ---         ---
Total revenues                           100         100

Cost of services and fulfillment          36          37
Selling and marketing                     38          38
General and administrative                10          13
Depreciation and amortization              3           2
                                         ---         ---

Income from operations                    13          10
Interest income                            8           2
                                         ---         ---

Income before income tax provision        21          12
Provision for income taxes                 9           1
                                         ---         ---

Net income                                12%         11%
                                         ===         ===

Pro forma income tax adjustment           --           4
                                         ---         ---
Pro forma net income                      12%          7%
                                         ===         ===


THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

      REVENUES. Total revenues increased 72% to $8.2 million in the three months ended March 31, 1997 from $4.7 million in the three months ended March 31, 1996. Revenues from core research increased 69% to $6.2 million in the three months ended March 31, 1997 from $3.6 million in the three months ended March 31, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 898 at March 31, 1997 from 749 at March 31, 1996, the introduction of four new Strategy Research Services since March 31, 1996, and the expansion of the Company's sales and marketing organization to 65 at March 31, 1997 from 48 at March 31, 1996. No single client company accounted for more than 3% of revenues for the three months ended March 31, 1997.

      Advisory services and other revenues increased 81% to $2.0 million in the three months ended March 31, 1997 from $1.1 million in the three months ended March 31, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of a new Forum event held in March 1997.

      Revenues attributable to customers outside the United States increased 75% to $1.7 million in the three months ended March 31, 1997 from $1.0 million in the three months ended March 31, 1996, and remained constant as a percentage of total revenues at 21% for the three months ended March 31, 1997 and March 31, 1996. The increase in revenues was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

      COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 36% in the three months ended March 31, 1997 from 37% in the three months ended

March 31, 1996. These expenses increased 68% to $2.9 million in the three months ended March 31, 1997 from $1.7 million in the three months ended March 31, 1996. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research services.

      SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 38% in the three months ended March 31, 1997 and 1996. These expenses increased 70% to $3.1 million in the three months ended March 31, 1997 from $1.8 million in the three months ended March 31, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 10% in the three months ended March 31, 1997 from 13% in the three months ended March 31, 1996. These expenses increased 33% to $820,000 in the three months ended March 31, 1997 from $618,000 in the three months ended March 31, 1996. The increase in expenses was principally due to staffing increases in operations, finance, and IT. The decrease as a percentage of total revenues was attributable to general and administrative expenses being spread over a larger revenue base.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 153% to $232,000 in the three months ended March 31, 1997 from $92,000 in the three months ended March 31, 1996. The increase in this expense was principally due to purchases of computer equipment, software, and office furnishings, and leasehold improvements to support business growth.

      INTEREST INCOME. Interest income increased to $644,000 in the three months ended March 31, 1997 from $110,000 in the three months ended March 31, 1996 due to an increase in the Company's cash balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

      PROVISION FOR INCOME TAXES. During the three months ended March 31, 1997, the Company recorded a tax provision of $698,000, reflecting an effective tax rate of 40.5%. During the three months ended March 31, 1996, the Company recorded a pro forma tax provision of $230,000, reflecting an effective tax rate of 40.5%.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 76% of the Company's revenues for the three months ended March 31, 1997, are annually renewable and are generally payable in advance. The Company generated $2.9 million in cash from operating activities during the three-month period ended March 31, 1997 compared with $2.2 million of cash from operating activities during three-month period ended March 31, 1996.

      During the three-month period ended March 31, 1997, the Company used $32.3 million of cash in investing activities, consisting of $439,000 for the purchase of property and equipment and $31.9 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

      As of March 31, 1997, the Company had cash and cash equivalents of $5.0 million and $42.1 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently has no material capital commitments and does not foresee that capital expenditures will increase substantially during the next two years. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

      MANAGEMENT OF GROWTH. The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 72% to $8.2 million in the three months ended March 31, 1997 from $4.7 million in the three months ended March 31, 1996. The Company's staff increased 53% to 164 full-time employees on March 31, 1997 from 107 full-time employees on March 31, 1996. The Company's ability to manage growth, if any, effectively will require it to continue to develop and improve its operational, financial, and other internal systems, as well as its business development capabilities, and to train, motivate, and manage its employees. In addition, the Company may acquire complementary businesses, products, or technologies, although it currently has no commitments or agreements to do so. The Company's management has limited experience integrating acquisitions. If the Company is unable to manage its growth effectively, such inability could have a material adverse effect on the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition, and results of operations.

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

      DEPENDENCE ON RENEWALS OF MEMBERSHIP-BASED RESEARCH SERVICES. The Company's success depends in part upon renewals of memberships for its core research services. Approximately 76% and 77% of the Company's revenues in the three months ended March 31, 1997 and March 31, 1996, respectively, were derived from the Company's membership-based core research products. A decline in renewal rates for the Company's core research products could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------
The Company did not submit any matters during the first quarter of the fiscal year covered by this report to a vote of the stockholders through solicitation or otherwise.

ITEM 5.  OTHER INFORMATION
--------------------------
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

       11   Statement Regarding Computation of Per Share Earnings

(b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Forrester Research, Inc.


                                    By: /s/ GEORGE F. COLONY
                                        --------------------------------------
                                        George F. Colony
                                        Chairman of the Board, President, and
                                        Chief Executive Officer

                                    Date: May 12, 1997




                                    By: /s/ DAVID H. RAMSDELL
                                        --------------------------------------
                                        David H. Ramsdell
                                        Director, Finance
                                        (principal financial and accounting
                                        officer)

                                    Date: May 12, 1997