Form 10-Q
period 1997-06-30
FORRESTER RESEARCH INC
filed 1997-08-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                  For the quarterly period ended June 30, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission File Number: 000-21433

                                  -------------

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

Yes [X]      No [ ]

         As of August 8, 1997, 8,351,045 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                 3

          Consolidated Balance Sheets at June 30, 1997 and
          December 31, 1996                                                    3

          Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 1997 and 1996                                         4

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1997 and 1996                                               5

          Notes to Consolidated Financial Statements                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7


PART II.  OTHER INFORMATION                                                   11

ITEM 1.   Legal Proceedings                                                   11

ITEM 2.   Changes in Securities                                               11

ITEM 3.   Defaults Upon Senior Securities                                     11

ITEM 4.   Submission of Matters to a Vote of Security-Holders                 11

ITEM 5.   Other Information                                                   11

ITEM 6.   Exhibits and Reports on Form 8-K                                    11


EXHIBITS  Statement Regarding Computation of Per Share Earnings               13

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            FORRESTER RESEARCH, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                      ASSETS
                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1997               1996

CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 1,782             $34,382
   Marketable securities                                                         46,114              10,258
    Accounts receivable, net                                                      9,293               8,100
   Deferred commissions                                                           1,051               1,341
   Prepaid expenses and other current assets                                        868                 230
                                                                                -------             -------

         Total current assets                                                    59,108              54,311
                                                                                -------             -------

    Property and equipment, net                                                   3,203               2,471
                                                                                -------             -------

         Total assets                                                           $62,311             $56,782
                                                                                =======             =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $ 1,140             $ 1,200
   Customer deposits                                                                214                 139
   Accrued expenses                                                               3,150               3,201
   Accrued income taxes                                                              75                 227
   Deferred revenue                                                              21,354              17,816
   Deferred income taxes                                                            276                 437
                                                                                -------             -------

         Total current liabilities                                               26,209              23,020
                                                                                -------             -------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                     -                   -
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,329,498 shares and 8,300,000
       shares at June 30, 1997 and December 31, 1996, respectively                   83                  83
   Additional paid-in capital                                                    33,388              33,211
   Retained earnings                                                              2,643                 410
   Unrealized (loss) gain on marketable securities                                  (12)                 58
                                                                                -------             -------

         Total stockholders' equity                                              36,102              33,762
                                                                                -------             -------

         Total liabilities and stockholders' equity                             $62,311             $56,782
                                                                                =======             =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                              1997            1996            1997             1996

REVENUES:
   Core research                                             $7,121          $4,128          $13,299          $ 7,774
   Advisory services and other                                2,005           1,188            3,998            2,288
                                                             ------          ------          -------          -------

         Total revenues                                       9,126           5,316           17,297           10,062
                                                             ------          ------          -------          -------

OPERATING EXPENSES:
   Cost of services and fulfillment                           3,081           2,010            5,998            3,746
   Selling and marketing                                      3,298           2,104            6,426            3,945
   General and administrative                                 1,014             516            1,835            1,134
   Depreciation and amortization                                272             120              505              212
                                                             ------          ------          -------          -------

         Total operating expenses                             7,665           4,750           14,764            9,037
                                                             ------          ------          -------          -------

         Income from operations                               1,461             566            2,533            1,025

INTEREST INCOME, NET                                            583             121            1,227              231
                                                             ------          ------          -------          -------

         Income before income tax provision                   2,044             687            3,760            1,256

INCOME TAX PROVISION                                            829              35            1,527               65
                                                             ------          ------          -------          -------

         Net income                                          $1,215          $  652          $ 2,233          $ 1,191
                                                             ======          ======          =======          =======

PRO FORMA INCOME TAX ADJUSTMENT (Note 2)                                        243                               443
                                                                             ------                           -------

PRO FORMA NET INCOME (Note 2)                                                $  409                           $   748
                                                                             ======                           =======

NET INCOME PER COMMON SHARE                                  $  .14          $  .07          $   .25          $   .12
                                                             ======          ======          =======          =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    8,809           6,293            8,804            6,293
                                                             ======          ======          =======          =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   2,233            $ 1,191
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                                    505                212
     Deferred income taxes                                                           (160)                 -
     Accretion of discount on marketable securities                                  (325)              (109)
     Unrealized loss on available-for-sale securities                                 (71)               (63)
     Changes in assets and liabilities-
       Accounts receivable                                                         (1,193)            (1,249)
       Deferred commissions                                                           290               (225)
       Prepaid expenses and other current assets                                     (638)              (156)
       Accounts payable                                                               (61)               260
       Customer deposits                                                               75                 38
       Accrued expenses                                                               (51)               189
       Accrued income taxes                                                          (151)                 -
       Deferred revenue                                                             3,538              3,005
                                                                                ---------            -------

              Net cash provided by operating activities                             3,991              3,093
                                                                                ---------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (1,237)            (1,078)
   Purchase of marketable securities                                             (120,371)            (5,319)
   Proceeds from sales and maturities of marketable securities                     84,840              3,156
                                                                                ---------            -------

              Net cash used in investing activities                               (36,768)            (3,241)
                                                                                ---------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to stockholder                                                         -               (135)
   Net proceeds of stock options exercised
                                                                                      177                  -
                                                                                ---------            -------

              Net cash provided by (used in) financing activities                     177               (135)
                                                                                ---------            -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                        (32,600)              (283)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                    34,382                998
                                                                                ---------            -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   1,782            $   715
                                                                                =========            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                   $   1,839            $    80
                                                                                =========            =======



                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ended December 31, 1997, or any other period.


Note 2 -- Pro Forma Income Tax Adjustment and Pro Forma Net Income

The Company was an S corporation under section 1362 of the Internal Revenue Code of 1986, as amended, until prior to the closing of its initial public offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. The Company is now taxed as a C corporation and accordingly is subject to federal and state income taxes at prevailing corporate rates. The statements of income for the three-and six-month periods ended June 30, 1996 include a pro forma income tax adjustment to reflect an estimate of the income taxes that would have been recorded if the Company had been a C corporation for those periods. The Company has calculated this amount based on the statutory tax rate for 1996.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, management of growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based research services, dependence on key personnel, risks associated with anticipating market trends, new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

         Forrester offers its clients annual memberships to any of its 11 Strategy Research Services. Memberships are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue and recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from Forrester Technology Management Forums ("Forums"). The Company's advisory service clients purchase such services in conjunction with the purchase of core research memberships to Strategy Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenues and are recognized upon completion of each event.

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

         The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 23% to $36.8 million at June 30, 1997 from $30.0 million at December 31, 1996. No single client company accounted for more than 3% of agreement value at June 30, 1997. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 75% of Forrester's client companies with memberships expiring during the six months ended June 30, 1997 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                         ---------------------            ----------------------
                                                         1997             1996            1997              1996

Core research                                             78%              78%             77%                77%
Advisory services and other                               22               22              23                 23
                                                         ---              ---             ---                ---
Total revenues                                           100              100             100                100
                                                         ---              ---             ---                ---

Cost of services and fulfillment                          34               37              35                 37
Selling and marketing                                     36               40              37                 39
General and administrative                                11               10              10                 11
Depreciation and amortization                              3                2               3                  2
                                                         ---              ---             ---                ---

Income from operations                                    16               11              15                 11
Interest income                                            6                2               7                  2
                                                         ---              ---             ---                ---

Income before income tax provision                        22               13              22                 13
Provision for income taxes                                 9                1               9                  1
                                                         ---              ---             ---                ---

Net income                                                13%              12%             13%                12%
                                                         ===              ===             ===                ===

Pro forma income tax adjustment                                             4                                  5
                                                                          ---                                ---
Pro forma net income                                                        8%                                 7%
                                                                          ===                                ===


THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         REVENUES. Total revenues increased 72% to $9.1 million in the three months ended June 30, 1997 from $5.3 million in the three months ended June 30, 1996. Revenues from core research increased 73% to $7.1 million in the three months ended June 30, 1997 from $4.1 million in the three months ended June 30, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 927 at June 30, 1997 from 885 at June 30, 1996, further penetration of existing clients, and the introduction of five new Strategy Research Services since January 1, 1996. No single client company accounted for more than 3% of revenues for the three months ended June 30, 1997.

         Advisory services and other revenues increased 69% to $2.0 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of a new Forum held in May 1997.

         Revenues attributable to customers outside the United States increased 101% to $2.2 million in the three months ended June 30, 1997 from $1.1 million in the three months ended June 30, 1996, and increased as a percentage of total revenues to 24% for the three months ended June 30, 1997 from 21% for the three months ended June 30, 1996. The increase in revenues was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

         COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 34% in the three months ended June 30, 1997 from 37% in the three months ended June 30, 1996. These expenses increased 53% to $3.1 million in the three months ended June 30, 1997 from $2.0 million in the three months ended June 30, 1996. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research.

         SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 36% in the three months ended June 30, 1997 from 40% in the three months ended June 30, 1996. These expenses increased 57% to $3.3 million in the three months ended June 30,1997 from $2.1 million in the three months ended June 30, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's sales force.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the three months ended June 30, 1997 from 10% in the three months ended June 30, 1996. These expenses increased 97% to $1.0 million in the three months ended June 30, 1997 from $515,696 in the three months ended June 30, 1996. The increase in expenses and increase in expense as a percentage of total revenue was principally due to staffing increases in operations, finance, and IT.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 127% to $272,197 in the three months ended June 30, 1997 from $120,058 in the three months ended June 30, 1996. The increase in this expense was principally due to purchases of computer equipment, software, and office furnishings, and leasehold improvements to support business growth.

         INTEREST INCOME. Interest income increased to $583,000 in the three months ended June 30, 1997 from $121,000 in the three months ended June 30, 1996. This increase was principally due to an increase in the Company's cash and marketable security balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

         PROVISION FOR INCOME TAXES. During the three months ended June 30, 1997, the Company recorded a tax provision of $829,000, reflecting an effective tax rate of 40.5%. During the three months ended June 30, 1996, the Company recorded a pro forma tax provision of $278,000, reflecting an effective tax rate of 40.5%.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         REVENUES. Total revenues increased 72% to $17.3 million in the six months ended June 30, 1997 from $10.1 million in the six months ended June 30, 1996. Revenues from core research increased 71% to $13.3 million in the six months ended June 30, 1997 from $7.8 million in the six months ended June 30, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 927 at June 30, 1997 from 885 at June 30, 1996, further penetration of existing clients, and the introduction of five new Strategy Research Services since January 1, 1996. No single client company accounted for more than 3% of revenues for the six months ended June 30, 1997.

         Advisory services and other revenues increased 75% to $4.0 million in the six months ended June 30, 1997 from $2.3 million in the six months ended June 30, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of new Forums held in March and May 1997.

         Revenues attributable to customers outside the United States increased 89% to $4.0 million in the six months ended June 30, 1997 from $2.1 million in the six months ended June 30, 1996 and increased as a percentage of total revenues to 22% for the six months ended June 30, 1997 from 21% for the six months ended June 30, 1996. The increase in revenues was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

         COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 35% in the six months ended June 30, 1997 from 37% in the six months ended June 30, 1996. These expenses increased 60% to $6.0 million in the six months ended June 30, 1997 from $3.7 million in the six months ended June 30, 1996. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research.

         SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 37% in the six months ended June 30, 1997 from 39% in the six months ended June 30, 1996. These expenses increased 63% to $6.4 million in the six months ended June 30, 1997 from $3.9 million in the six months ended June 30, 1996. The increase in expense was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's sales force.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the six months ended June 30, 1997 from 10% in the six months ended June 30, 1996. These expenses increased 62% to $1.8 million in the six months ended June 30, 1997 from $1.1 million in the six months ended June 30, 1996. The increase in expenses and increase in expense as a percentage of total revenue was principally due to staffing increases in operations, finance, and IT.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 138% to $504,711 in the six months ended June 30, 1997 from $211,857 in the six months ended June 30, 1996. The increase in this expense was principally due to purchases of computer equipment, software, and office furnishings, and leasehold improvements to support business growth.

         INTEREST INCOME. Interest income increased to $1.2 million in the six months ended June 30, 1997 from $231,000 in the six months ended June 30, 1996. This increase was principally due to an increase in the Company's cash and marketable security balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

         PROVISION FOR INCOME TAXES. During the six months ended June 30, 1997, the Company recorded a tax provision of $1.5 million, reflecting an effective tax rate of 40.5%. During the six months ended June 30, 1996, the Company recorded a pro forma tax provision of $508,000, reflecting an effective tax rate of 40.5%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 77% of the Company's revenues for the six months ended June 30, 1997, are annually renewable and are generally payable in advance. The Company generated $4.0 million in cash from operating activities during the six-month period ended June 30, 1997.

         During the six-month period ended June 30, 1997, the Company used $36.8 million of cash in investing activities, consisting of $1.2 million for the purchase of property and equipment, and $35.6 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

         As of June 30, 1997, the Company had cash and cash equivalents of $1.8 million and $46.1 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently has no material capital commitments, but anticipates continued investment in its facilities and management information systems. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------
The Annual Meeting of Stockholders was held on May 13, 1997. At such meeting, the stockholders elected the following persons to the Board of Directors by the following votes:

                                     Total Vote For         Total Vote Withheld
                                     Each Director          From Each Director
                                     --------------         -------------------

Robert M. Galford                    7,993,159              48,300

Michael H. Welles                    7,993,159              48,300

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

                                   Forrester Research, Inc.


                                   By: /s/ GEORGE F. COLONY
                                       -----------------------------------------
                                   George F. Colony
                                   Chairman of the Board, President, and
                                   Chief Executive Officer

                                   Date:  August 8, 1997




                                   By: /s/ DAVID H. RAMSDELL
                                       -----------------------------------------
                                   David H. Ramsdell
                                   Vice President, Finance, and Treasurer
                                   (principal financial and accounting officer)

                                   Date:  August 8, 1997