Form 10-Q
period 1997-09-30
FORRESTER RESEARCH INC
filed 1997-11-12
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


                For the quarterly period ended September 30, 1997

or

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

Yes |X|      No | |

As of November 5, 1997, 8,386,851 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1997 and December
          31, 1996                                                           3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1997 and 1996                           4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996                                  5

          Notes to Consolidated Financial Statements                         6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7


PART II.  OTHER INFORMATION                                                  11

ITEM 1.   Legal Proceedings                                                  11

ITEM 2.   Changes in Securities                                              11

ITEM 3.   Defaults Upon Senior Securities                                    11

ITEM 4.   Submission of Matters to a Vote of Security-Holders                11

ITEM 5.   Other Information                                                  11

ITEM 6.   Exhibits and Reports on Form 8-K                                   11


EXHIBITS  Statement Regarding Computation of Per Share Earnings              13

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       ASSETS
                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1997              1996
CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 1,896          $34,382
   Marketable securities                                                          46,625           10,258
    Accounts receivable, net                                                      12,163            8,100
   Deferred commissions                                                            1,169            1,341
   Prepaid expenses and other current assets                                       1,134              230
                                                                                 -------          -------
         Total current assets                                                     62,987           54,311
    Property and equipment, net                                                    4,260            2,471
                                                                                 -------          -------
         Total assets                                                            $67,247          $56,782
                                                                                 =======          =======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $ 1,100          $ 1,200
   Customer deposits                                                                 449              139
   Accrued expenses                                                                3,230            3,201
   Accrued income taxes                                                               --              227
   Deferred revenue                                                               24,244           17,816
   Deferred income taxes                                                             306              437
                                                                                 -------          -------
         Total current liabilities                                                29,329           23,020
                                                                                 -------          -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                     --               --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,338,575 shares and 8,300,000
       shares at September 30, 1997 and December 31, 1996, respectively               84               83
   Additional paid-in capital                                                     33,809           33,211
   Retained earnings                                                               3,975              410
   Unrealized gain on marketable securities                                           50               58
                                                                                 -------          -------
         Total stockholders' equity                                               37,918           33,762
                                                                                 -------          -------
         Total liabilities and stockholders' equity                              $67,247          $56,782
                                                                                 =======          =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                       1997             1996             1997             1996
REVENUES:
   Core research                                     $ 8,033          $ 4,811          $21,332          $12,585
   Advisory services and other                         2,084            1,501            6,082            3,789
                                                     -------          -------          -------          -------
         Total revenues
                                                      10,117            6,312           27,414           16,374
                                                     -------          -------          -------          -------
OPERATING EXPENSES:
   Cost of services and fulfillment                    3,383            2,165            9,381            5,911
   Selling and marketing                               3,516            2,289            9,942            6,234
   General and administrative                          1,214              581            3,049            1,715
   Depreciation and amortization                         348              148              853              360
                                                     -------          -------          -------          -------

         Total operating expenses                      8,461            5,183           23,225           14,220
                                                     -------          -------          -------          -------

         Income from operations                        1,656            1,129            4,189            2,154

INTEREST INCOME, NET                                     586              123            1,813              354
                                                     -------          -------          -------          -------

         Income before income tax provision            2,242            1,252            6,002            2,508

INCOME TAX PROVISION                                     910               61            2,437              126
                                                     -------          -------          -------          -------

         Net income                                  $ 1,332          $ 1,191          $ 3,565          $ 2,382
                                                     =======          =======          =======          =======

PRO FORMA INCOME TAX ADJUSTMENT (Note 2)                                  475                               918
                                                                      -------                           -------

PRO FORMA NET INCOME (Note 2)                                         $   716                           $ 1,464
                                                                      =======                           =======

NET INCOME PER COMMON SHARE                          $   .15          $   .11          $   .40          $   .23
                                                     =======          =======          =======          =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             8,872            6,293            8,844            6,293
                                                     =======          =======          =======          =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   3,565           $ 2,382
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                            853               360
     Deferred income taxes                                                   (130)               --
     Accretion of discount on marketable securities                          (429)             (149)
     Unrealized loss on available-for-sale securities                          (8)              (18)
     Changes in assets and liabilities-
       Accounts receivable                                                 (4,062)           (2,779)
       Deferred commissions                                                   173              (336)
       Prepaid expenses and other current assets                             (905)             (362)
       Accounts payable                                                      (100)              312
       Customer deposits                                                      310                26
       Accrued expenses                                                        29               461
       Accrued income taxes                                                  (227)               --
       Deferred revenue                                                     6,427             4,903
                                                                        ---------           -------

              Net cash provided by operating activities                     5,496             4,800
                                                                        ---------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                (2,642)           (1,450)
   Purchase of marketable securities                                     (216,529)           (6,874)
   Proceeds from sales and maturities of marketable securities            180,591             3,962
                                                                        ---------           -------

              Net cash used in investing activities                       (38,580)           (4,362)
                                                                        ---------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to stockholder                                                --              (170)
   Net proceeds of stock options exercised                                    598                --
                                                                        ---------           -------

              Net cash provided by financing activities                       598              (170)
                                                                        ---------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (32,486)              268

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                            34,382               998
                                                                        ---------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   1,896           $ 1,266
                                                                        =========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $   2,865           $    85
                                                                        =========           =======



                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997, or any other period.


Note 2 -- Pro Forma Income Tax Adjustment and Pro Forma Net Income

The Company was an S corporation under section 1362 of the Internal Revenue Code of 1986, as amended, until prior to the closing of its initial public offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. The Company is now taxed as a C corporation and accordingly is subject to federal and state income taxes at prevailing corporate rates. The statements of income for the three- and nine-month periods ended September 30, 1996 include a pro forma income tax adjustment to reflect an estimate of the income taxes that would have been recorded if the Company had been a C corporation for that period. The Company has calculated this amount based on the statutory tax rate for 1996.


Note 3 -- Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter and year ending December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share and diluted earnings per share would not have materially differed from the net income per share disclosed in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results include, among others, the need to attract and retain professional staff, the Company's ability to manage growth, possible variations in the Company's quarterly operating results, the Company's dependence on renewals of its membership-based research services, dependence on key personnel, risks associated with the Company's ability to anticipate market trends and offer new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Memberships to Forrester's Strategy Research Services are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue and recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services in conjunction with the purchase of core research memberships to Strategy Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenues and are recognized upon completion of each event.

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

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 36% to $40.8 million at September 30, 1997 from $30.0 million at December 31, 1996. No single client company accounted for more than 3% of agreement value at September 30, 1997. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 78% of Forrester's client companies with memberships expiring during the nine months ended September 30, 1997 renewed one or more memberships for the Company's products and services. The renewal rate was 74% for 1996. The increase in retention rate is primarily due to an increased focus by the Company on renewing existing clients. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                            1997         1996         1997         1996

Core research                                79%          76%          78%          77%
Advisory services and other                  21           24           22           23
                                            ---          ---          ---          ---
Total revenues                              100          100          100          100

Cost of services and fulfillment             34           34           34           36
Selling and marketing                        35           37           37           38
General and administrative                   12            9           11           11
Depreciation and amortization                 3            2            3            2
                                            ---          ---          ---          ---

Income from operations                       16           18           15           13
Interest income                               6            2            7            2
                                            ---          ---          ---          ---

Income before income tax provision           22           20           22           15
Provision for income taxes                    9            1            9            1
                                            ---          ---          ---          ---

Net income                                   13%          19%          13%          14%
                                            ===          ===          ===          ===

Pro forma income tax adjustment                            8                         6
                                                         ---                       ---
Pro forma net income                                      11%                        8%
                                                         ===                       ===


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     REVENUES. Total revenues increased 60% to $10.1 million in the three months ended September 30, 1997 from $6.3 million in the three months ended September 30, 1996. Revenues from core research increased 67% to $8.0 million in the three months ended September 30, 1997 from $4.8 million in the three months ended September 30, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 982 at September 30, 1997 from 863 at September 30, 1996, sales of additional Strategy Research Services to existing clients, and the introduction of six new Strategy Research Services since January 1, 1996. No single client company accounted for more than 3% of revenues for the three months ended September 30, 1997.

     Advisory services and other revenues increased 39% to $2.1 million in the three months ended September 30, 1997 from $1.5 million in the three months ended September 30, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs.

     Revenues attributable to customers outside the United States increased 58% to $2.1 million in the three months ended September 30, 1997 from $1.3 million in the three months ended September 30, 1996 and remained constant as a percentage of total revenues at 21% for the three months ended September 30, 1997 and 1996. The increase in revenues was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment remained constant as a percentage of total revenues at 34% in the three months ended September 30, 1997 and 1996. These expenses increased 56% to $3.4 million in the three months ended September 30, 1997 from $2.2 million in the three months ended September 30, 1996. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the three months ended September 30, 1997 from 37% in the three months ended September 30, 1996. These expenses increased 54% to $3.5 million in the three months ended September 30, 1997 from $2.3 million in the three months ended September 30, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the three months ended September 30, 1997 from 9% in the three months ended September 30, 1996. These expenses increased 109% to $1.2 million in the three months ended September 30, 1997 from $581,000 in the three months ended September 30, 1996. The increase in expense was principally due to staffing increases in operations, finance, and IT, and investment in the Company's infrastructure. The increase in expense as a percentage of total revenues was primarily due to investment in the Company's infrastructure, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 136% to $348,000 in the three months ended September 30, 1997 from $148,000 in the three months ended September 30, 1996. The increase in expense was principally due to the purchase of computer equipment, software, and office furnishings, and leasehold improvements to support business growth.

     INTEREST INCOME. Interest income increased to $586,000 in the three months ended September 30, 1997 from $123,000 in the three months ended September 30, 1996. This increase resulted from the Company's higher cash balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 1997, the Company recorded a tax provision of $910,000, reflecting an effective tax rate of 40.5%. During the three months ended September 30, 1996, the Company recorded a pro forma tax provision of $536,000, reflecting an effective tax rate of 42.8%.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     REVENUES. Total revenues increased 67% to $27.4 million in the nine months ended September 30, 1997 from $16.4 million in the nine months ended September 30, 1996. Revenues from core research increased 70% to $21.3 million in the nine months ended September 30, 1997 from $12.6 million in the nine months ended September 30, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 982 at September 30, 1997 from 863 at September 30, 1996, sales of additional Strategy Research Services to existing clients and the introduction of six new Strategy Research Services since January 1, 1996. No single client company accounted for more than 3% of revenues for the nine months ended September 30, 1997.

     Advisory services and other revenues increased 61% to $6.1 million in the nine months ended September 30, 1997 from $3.8 million in the nine months ended September 30, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of new Forums held in March and May 1997.

     Revenues attributable to customers outside the United States increased 77% to $6.0 million in the nine months ended September 30, 1997 from $3.4 million in the nine months ended September 30, 1996. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 22% for the nine months ended September 30, 1997 from 21% for the nine months ended September 30, 1996. The increase in revenues and percentage of total revenues was due primarily to the addition of direct international sales personnel and a Forum held in London in May 1997. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 34% in the nine months ended September 30, 1997 from 36% in the nine months ended September 30, 1996. These expenses increased 59% to $9.4 million in the nine months ended September 30, 1997 from $5.9 million in the nine months ended September 30, 1996. The expense increase in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 37% in the nine months ended September 30, 1997 from 38% in the nine months ended September 30, 1996. These expenses increased 59% to $9.9 million in the nine months ended September 30, 1997 from $6.2 million in the nine months ended September 30, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the nine months ended September 30, 1997 and 1996. These expenses increased 78% to $3.0 million in the nine months ended September 30, 1997 from $1.7 million in the nine months ended September 30, 1996. The increase in expenses was principally due to staffing increases in operations, finance, and IT and investment in the Company's infrastructure.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 137% to $853,000 in the nine months ended September 30, 1997 from $360,000 in the nine months ended September 30, 1996. The increase in this expense was principally due to the purchase of computer equipment, software, and office furnishings, and leasehold improvements to support business growth.

     INTEREST INCOME. Interest income increased to $1.8 million in the nine months ended September 30, 1997 from $354,000 in the nine months ended September 30, 1996. This increase resulted from the Company's higher cash balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1997, the Company recorded a tax provision of $2.4 million, reflecting an effective tax rate of 40.5%. During the nine months ended September 30, 1996, the Company recorded a pro forma tax provision of $1.0 million, reflecting an effective tax rate of 41.6%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 78% of the Company's revenues for the nine months ended September 30, 1997, are annually renewable and are generally payable in advance. The Company generated $5.5 million in cash from operating activities during the nine-month period ended September 30, 1997.

     During the nine-month period ended September 30, 1997, the Company used $38.6 million of cash in investing activities, consisting of $2.6 million for the purchase of property and equipment and $36.0 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing marketable securities of investment grade.

     As of September 30, 1997, the Company had cash and cash equivalents of $1.9 million and $46.6 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently plans to introduce new Strategy Research Services, open an office in Europe, and invest in infrastructure over the next six to 18 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
The Company did not submit any matters during the third quarter of the fiscal year covered by this report to a vote of the stockholders through solicitation or otherwise.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11 Statement Regarding Computation of Per Share Earnings

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Forrester Research, Inc.


                             By:/s/ GEORGE F. COLONY
                                ----------------------------------
                             George F. Colony
                             Chairman of the Board, President, and
                             Chief Executive Officer

                             Date: November 10, 1997




                             By:/s/ DAVID H. RAMSDELL
                                ----------------------------------
                                David H. Ramsdell
                                Vice President, Finance, and Treasurer
                                (principal financial and accounting officer)

                             Date: November 10, 1997