Form 10-K405
period 1997-12-31
FORRESTER RESEARCH INC
filed 1998-03-30
CIK 1023313

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM               TO

                       COMMISSION FILE NUMBER: 000-21433

                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $65 million.

     As of March 6, 1998, 8,441,374 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 1997 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. ("Forrester" or the "Company") is a leading independent research firm offering products and services that help its clients assess the effect of technology on their businesses. The Company provides analysis and insight into a broad range of technology areas such as computing, software, networking, the Internet, and telecommunications, and projects how technology trends will impact businesses, consumers, and society. Forrester's clients, which include senior management, business strategists, and information technology ("IT") professionals within large enterprises, use Forrester's prescriptive research to understand and benefit from current developments in technology, and as support for their development and implementation decisions.

     Forrester offers its clients annual memberships to the core research produced by any of its 12 Strategy Research Services and one Quantitative Research Service. Each Strategy Research and Quantitative Research Service focuses on a particular area of technology and explores business issues relevant to clients' decision-making. These issues include the impact that the application of technology may have on financial results, investment priorities, organizational effectiveness, and staffing requirements. Forrester also provides advisory services to a limited number of clients to help them explore in greater detail the topics covered by the core research.

     Forrester targets its products and services to both large enterprises and technology vendors. As of December 31, 1997, Forrester's research was delivered to 1,029 client companies. No single client company accounted for over 3% of the Company's revenues during the year ended December 31, 1997. Approximately 80% of Forrester's client companies with memberships expiring during the year ended December 31, 1997 renewed one or more memberships for the Company's products and services.

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

     The strategic use of technology, the widening scope of decision-making, the speed of change, and the complexity of decisions make it difficult for organizations to efficiently generate research and analysis on their own. Costly incremental resources -- time and expertise -- are required for successful analysis and implementation of technology. Poor decisions can be costly and detrimental to an organization's competitive position. Consequently, demand is growing for external sources of expertise that provide independent, vendor-neutral business advice on how to benefit from technology change. Research firms that provide tactical product assessment or customized consulting are often too narrow in their perspectives to satisfy this demand. Business leaders as well as technology users require comprehensive research that can anticipate, assess, and interpret major trends. Forrester believes there is a growing need for thematic, prescriptive analysis of technology that appeals to senior management, business strategists, and IT professionals, and helps organizations improve their strategic planning processes, leverage technology change, and gain competitive advantage.

THE FORRESTER SOLUTION

     Forrester addresses the growing demand for thematic, prescriptive analysis of technology by providing business-focused research to senior management, business strategists, and IT professionals. The Company's research methodology analyzes complex technology issues and delivers prescriptive analysis and advice through each of its 12 Strategy Research Services and its Quantitative Research Service. This research helps large enterprises make informed decisions that positively affect competitive strategy and business performance, reduce risk, and manage cost. Although Forrester's research is user-focused, IT vendors also use Forrester's research for marketing, product positioning, and market planning.

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

          DELIVERING VALUABLE, STAND-ALONE WRITTEN RESEARCH. Forrester's research distills the abundance of information, activities, and developments in the technology industry into a concise, easy-to-read guide for decision-making. In contrast to research that requires consulting support, Forrester's research is designed to provide valuable, prescriptive analysis that stands on its own without requiring ongoing analyst interaction.

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

STRATEGY

     Forrester seeks to capitalize on the growing demand for technology research, analysis, and advice. To achieve this goal, Forrester has adopted the following strategies:

          LEVERAGE CORE RESEARCH. By focusing on sales of its stand-alone core research, the Company can deliver value to its clients and can increase its revenues without having to provide ongoing and direct analyst support. In addition, Forrester's current and developing electronic delivery options make it easier to disseminate research within an organization while providing greater ease of use, including the ability to search, customize, and sort information according to individual preferences. Finally, the Company intends to continue to introduce new research services and to provide advisory services that build upon the analysis and recommendations set forth in the core research to enhance sales of that core research.

          EXPAND CLIENT BASE AND PENETRATE EXISTING ACCOUNTS. The Company believes that its current offerings of products and services, and anticipated new products and services, can continue to be successfully marketed and sold to new client companies, as well as to new organizations within existing client companies. Forrester currently targets senior management, business strategists, and IT professionals within Fortune 1,000 companies. The Company seeks to expand its international audience by targeting select geographic markets. The Company also aims to increase the number of Strategy Research and Quantitative Research Services that each client purchases through increased marketing of new and current products and services.

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

PRODUCTS AND SERVICES

     Forrester's principal products are annually renewable memberships to 12 Strategy Research Services in three main research areas: Senior Management, Information Technology, and New Media. Senior Management Research assists senior executives in understanding the long-term implications of technology change for organizational and business strategies; Information Technology Research services analyze how technology change impacts IT's infrastructure, tactics, and mission; and New Media Research services provide insight into how companies can leverage emerging technology to deliver content and services to consumers. Each Strategy Research Service delivers one Report and two Briefs each month, except the Leadership Strategies service, which delivers Reports on a bimonthly basis and Executive Takes on a biweekly basis. Additionally, Forrester provides advisory services to select clients through the Partners Program and Strategy Review Program. The Company also hosts the Forrester Forum Series, conferences devoted to leading technology issues. The Forrester Forum, the Company's major event, is a two-day conference held annually in Boston, Massachusetts. In addition, the Company hosts the Forrester Forum West in San Francisco, California, and the Forrester Forum Europe in London, England. The Company intends to add three additional Forums in 1998.

     In October 1997 the Company expanded its principal products and services to include annually renewable memberships to a Quantitative Research Service, Consumers & Technographics(TM). This service combines quantitative data and qualitative analysis of consumers and technology to segment consumers by motivation, desire, and ability to invest in technology. Consumers & Technographics intends to deliver approximately five Reports and databases each year, biweekly Data Insights, and quarterly Prime Numbers. The service also intends to provide advisory services to select clients. The Company retains a third-party data vendor for data collection and tabulation.

  STRATEGY RESEARCH AND QUANTITATIVE RESEARCH SERVICES

     The Company's Strategy Research and Quantitative Research Services provide ongoing research and analysis on the developments, information, and activities in the technology industry. Each service is staffed by a team of research analysts and associates with substantial experience in the technology area covered by that service. The services employ a consistent research methodology to analyze technology issues, address related business issues, and offer recommendations and action plans. While each service addresses a specific technology area, collectively they present complementary, consistent research themes and provide comprehensive coverage of relevant technology issues faced by the Company's clients. Businesses are able to supplement and extend internal resources with current, thorough, and focused analysis and recommendations. In addition, technology vendors are able to augment and test competitive, new product, marketing, and sales plans against Forrester's independent analysis and advice.

     The following table summarizes the coverage areas of Forrester's Strategy Research and Quantitative Research Services:

                 SENIOR MANAGEMENT RESEARCH                                 SAMPLE TOPICS
                 --------------------------                                 -------------
LEADERSHIP STRATEGIES -- introduced in September 1995, ana-   -- Strategic planning
lyzes how executives can maximize the business benefits of    -- IT cost management
technology and guides them in making effective decisions      -- Best practices/benchmarking
about strategic direction, investment priorities, and         -- Strategic vendor selection
resource management                                           -- High Performance IT

              INFORMATION TECHNOLOGY RESEARCH                               SAMPLE TOPICS
------------------------------------------------------------  ------------------------------------------

COMPUTING STRATEGIES -- introduced in November 1983, ana-     -- Systems and network management
lyzes the rollout and management of large-scale               -- Directories
client/server systems, the impact of the Internet on          -- Strategic outsourcing
computing architectures, and the changing IT organization     -- Servers, PCs, workstations
                                                              -- Internet Computing

NETWORK STRATEGIES -- introduced in December 1986, analyzes   -- ATM
high-performance network services and guides companies to     -- Video
build advanced networks that support client/server            -- EDI
applications, link mobile workers, and connect business       -- Internetworking equipment
partners and customers                                        -- Networking protocols and services
                                                              -- Internet/intranet

PACKAGED APPLICATION STRATEGIES -- introduced in April 1996,  -- Cost of ownership analysis
analyzes the impact of emerging technologies on application   -- eCommerce packages
strategy and helps clients acquire, manage, and leverage      -- Portfolio assembly
packaged software applications                                -- Application data warehousing
                                                              -- Impact of Internet/intranet
                                                              -- Supply chain management

SOFTWARE STRATEGIES -- introduced in April 1990, analyzes     -- Object-oriented technology
and defines strategies for the overall software architecture  -- Internet Computing migration
needed to meet business objectives, including strategic use   -- Internet/intranet software
of data, documents, and development                           -- Document management
                                                              -- Date warehousing
                                                              -- Transactive Content

TELECOM STRATEGIES -- introduced in June 1996, analyzes       -- Wide area networking
  telecommunications in the era of deregulation and the       -- Wireless communications
Internet and helps clients use communications technologies    -- Internet access
to gain competitive advantage and cut costs                   -- Deregulation

                     NEW MEDIA RESEARCH                                     SAMPLE TOPICS
                     ------------------                                     -------------
BUSINESS TRADE & TECHNOLOGY STRATEGIES -- introduced in July  -- Intercompany commerce
1997, analyzes the impact of electronic markets on how busi-  -- On-line purchasing
nesses trade goods and services                               -- Internet customer service

CONSUMERS & TECHNOGRAPHICS -- introduced in October 1997,     -- Platforms and connections
provides quantitative consumer data about emerging technolo-  -- Transforming media
gies and changing behaviors                                   -- Delivering financial services
                                                              -- Commerce value chain

ENTERTAINMENT & TECHNOLOGY STRATEGIES -- introduced in April  -- Internet games
1997, enables companies to understand the impact of technol-  -- Networked toys
ogy on consumers' leisure activities                          -- Music on the Web
                                                              -- Digital production

INTERACTIVE TECHNOLOGY STRATEGIES -- introduced in March      -- Internet site development
1996, analyzes how companies use new technologies to provide  -- Web site management tools
a compelling consumer experience                              -- Personal broadcast networks
                                                              -- Multimedia content

MEDIA & TECHNOLOGY STRATEGIES -- introduced in September      -- Internet advertising
1996, analyzes electronic media business models for           -- On-line magazines
publishers, broadcasters, and information service providers   -- Electronic yellow pages
and helps clients build technology-based media franchises     -- Future of business information ser-
                                                                 vices

MONEY & TECHNOLOGY STRATEGIES -- introduced in September      -- eCommerce
1995, analyzes consumer financial services, focusing on       -- Integrated financial services
technology's impact on how consumers spend, save, and invest  -- Smart cards
                                                              -- On-line payments
                                                              -- On-line banking and investing
                                                              -- Web strategies for financial firms

PEOPLE & TECHNOLOGY STRATEGIES -- introduced in May 1994,     -- Consumer demographics
analyzes how emerging technologies affect consumer            -- On-line services and the Internet
lifestyles and behavior                                       -- On-line business models
                                                              -- Mobile communications

     Each client that purchases a membership to a Strategy Research Service receives the following materials:

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

     Each client that purchases a membership to the Quantitative Research Service receives the following materials:

          FORRESTER REPORTS AND SURVEY DATA are created approximately five times each year and deliver analysis of data from field surveys in a concise format. Each Report is delivered with cross-tabs and a CD-ROM with complete, original respondent survey data.

          DATA INSIGHTS offer timely analysis of the most recent field research. Forrester intends to deliver 22 Data Insights during 1998.

          PRIME NUMBERS provides clients with updates on the key results from the surveys. Forrester intends to deliver the Prime Numbers on a quarterly basis.

     In addition to printed reports, all core research deliverables are available in the following electronic delivery formats:

          FORRESTER INTERNET gives clients access to a full three-year archive of Forrester's research via the World Wide Web.

          FORRESTER INTRANET delivers the same research archive as Forrester Internet, can be purchased with or without a search engine, and is compatible with clients' Intranet environments.

          FORRESTER RESEARCH FOR LOTUS NOTES USERS provides access to Forrester's full, three-year, research archive via replication to Forrester's Lotus Notes server.

  ADVISORY SERVICES AND EVENTS

     Forrester provides advisory services to a limited number of clients through its Partners Program and Strategy Review Program and also in conjunction with its Quantitative Research Service. These programs leverage Forrester's research expertise to address clients' long-term planning issues and align Forrester's core research and insight with specific business goals. As of December 31, 1997, 117 client companies were members of the Partners Program and 247 client companies were members of the Strategy Review Program. In addition to core research, each client purchasing a membership to the Partners Program and Strategy Review Program receives the following deliverables:

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

     The Company also hosts the Forrester Forum in Boston each year. The Forum brings together more than 500 senior executives for a two-day conference to network with their peers and hear major figures from the technology industry and leaders from other business sectors discuss the impact of technology change on business. In addition, the Company also hosts the Forrester Forum West in San Francisco, California, and the Forrester Forum Europe in London, England. The Company intends to add three additional Forums in 1998.

  PRICING AND CONTRACT SIZE

     The prices for Forrester's core research are a function of the number of services purchased, the number of research recipients within the client organization, and the delivery format (i.e., print or electronic). The average contract for annual memberships sold to Forrester clients for core research, excluding annual memberships for core research in connection with Forrester's Partners and Strategy Review Programs, for the year ended December 31, 1997 was approximately $22,300 and for the year ended December 31, 1996 was approximately $15,200. The prices for Forrester's Partners and Strategy Review Programs are also a function of the number of services purchased, the number of research recipients within the client organization, delivery format, and amount and type of advisory services. All Partners Program and Strategy Review Program memberships sold include core research. The average contract for annual memberships sold to Forrester clients for the Partners Program for the year ended December 31, 1997 was approximately $107,200 and for the year ended December 31, 1996 was approximately $85,000. The average contract for annual memberships sold to Forrester clients for the Strategy Review Program for the year ended December 31, 1997 was approximately $42,800 and for the year ended December 31, 1996 was approximately $37,800.

     Forrester believes that the agreement value of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory services contracts in effect at a given point in time, without regard to the remaining duration of the contracts. Agreement value grew to $46.6 million at December 31, 1997 from $30.0 million at December 31, 1996. At December 31, 1995 agreement value was $17.8 million.

RESEARCH AND ANALYSIS

     Forrester employs a structured and consistent research methodology across the Company's 13 research services. Each service is managed by a service director who is responsible for implementing the Company's research methodology and maintaining research quality in the service's particular technology coverage area. Forrester's methodology enables the Company to identify and analyze emerging technology trends, markets, and audiences, and ensures consistent research quality and recommendations across all services. The Company's research is thematic in approach: Forrester Reports are composed around major technology trends, not isolated technology review and assessment. Research themes apply throughout different research Reports, within services, and across research services.

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

     Reports begin with cross-service discussion sessions with analysts. Cross-service testing of an idea continues throughout the Report process at informal and weekly research meetings. At the final stage of the research process, senior analysts meet to test the conclusions of each Report. Also, each Report is reviewed by an analyst outside the research service as an additional quality check and to ensure clarity and readability by all clients -- especially those lacking strong technology backgrounds. All research is reviewed and graded by Forrester's senior research management.

     The Company's Quantitative Research Service, Consumers & Technographics, combines the Company's qualitative research methodology with traditional survey research methodologies such as correlations, frequencies, cross-tabulations, and multi-variant statistics to produce Reports and Survey Data, Data Insights, and Prime Numbers. The Company retains a third-party data vendor for data collection and tabulation.

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

     All members of Forrester's research staff participate in the Company's incentive compensation bonus plan. Each employee's performance against individual and team goals determines an eligible bonus that is funded by the Company's overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality research, core research bookings, and advisory services support to clients. Senior analysts, research directors, and research management are eligible to receive equity awards under the Company's incentive stock plans.

SALES AND MARKETING

     Forrester has made a substantial investment in its direct sales force to better serve clients and address additional markets. The Company's direct sales force, comprised of 76 sales representatives as of December 31, 1997, consists of business development managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional Strategy Research and Quantitative Research Services to existing clients, corporate account managers who develop new business in assigned territories, and regional sales directors who focus on high-level client contact and service.

     Forrester sells its products and services through its headquarters in Cambridge, Massachusetts. It has recently established a presence in Amsterdam, Netherlands and intends to sell its products and services through this facility as well. Forrester also uses seven local independent sales representatives to market and sell its products and services internationally. These independent third-party representatives cover the following territories: Australia, Brazil, France, Italy, Spain, South Africa, and Netherlands.

     The Company has developed and will continue to implement products and programs to support its sales representatives in their effort to differentiate Forrester and define the value derived from the Company's research and analysis. These products and programs include extensive worldwide press relations, direct mail campaigns, telemarketing, and a worldwide events program. In addition, the Company uses its Web site as a strategic tool to increase the quality and speed of lead development for sales. All Forrester direct sales representatives participate in the Company's annual commission plan. Commissions are paid monthly based upon attainment of net bookings against established quotas.

     As of December 31, 1997, Forrester's research was delivered to 1,029 client companies, including 59 Fortune 100 companies and 178 Fortune 500 companies. No single client company accounted for over 3% of the Company's revenues for the year ended December 31, 1997.

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

     The Company competes in the market for technology research products and services with other independent providers of similar services. Forrester's principal direct competitor in IT research is Gartner Group, Inc., which has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. Numerous other companies, including META Group, Inc., provide IT research and analysis. In addition, the Company's indirect competitors include the internal planning and marketing staffs of the Company's current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. In addition, there are relatively few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's Strategy Research and Quantitative Research Services. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 1997, Forrester employed a total of 240 persons, including 77 research staff, 113 sales and marketing personnel, and 50 operations personnel.

EXECUTIVE OFFICERS

     Listed below are the executive officers of the Company:

               NAME                 AGE                            POSITION
               ----                 ---                            --------
George F. Colony..................  44     Chairman of the Board, President, and Chief Executive
                                           Officer
William M. Bluestein, Ph.D. ......  40     Vice President, Corporate Strategy and Development
John W. Boynton...................  32     Vice President, Business Strategy
Mary A. Modahl....................  35     Vice President, New Media Research
David H. Ramsdell.................  47     Vice President, Finance and Chief Financial Officer
Timothy M. Riley..................  46     Vice President, Strategic Growth
Jon D. Schwartz...................  38     Vice President, Sales, Marketing, and Client Services
Paul J. Warren....................  32     Vice President, Technology
Susan M. Whirty, Esq. ............  40     Vice President, Operations, General Counsel, and
                                           Secretary
Stuart D. Woodring................  37     Vice President, Information Technology Research

     George F. Colony, founder of the Company, has served as Chairman of the Board, President, and Chief Executive Officer since its inception in July 1983.

     William M. Bluestein, Ph.D., currently serves as Vice President, Corporate Strategy and Development. He was previously the Company's Group Director, New Media Research from 1995 to 1997, Director and Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, and Director and Senior Analyst with the Company's Computing Strategies from 1990 to 1993.

     John W. Boynton currently serves as the Company's Vice President, Business Strategy. He served as Director, Corporate Development in 1997. Prior to joining the Company, Mr. Boynton was a Senior Associate with Mercer Management Consulting, a global strategy consulting firm, from 1995 to 1997, and cofounder and President of CompTek International, Inc., a networking and telecommunications products and services distributor based in the former Soviet Union, from 1990 to 1995.

     Mary A. Modahl currently serves as Vice President, New Media Research. She was previously Group Director, New Media Research, from 1995 to 1997, Director and Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, Senior Analyst with the Company's Computing Strategies from 1993 to 1994, and Director with the Company's Network Strategies from 1990 to 1993.

     David H. Ramsdell currently serves as the Company's Vice President, Finance and Chief Financial Officer. He was previously the Company's Director, Finance from 1996 to 1997. Mr. Ramsdell was Vice President, Finance at Virus Research Institute, Inc., a developer of vaccine delivery systems, from August 1993 through September 1996. He also served as Chief Financial Officer at ISI Systems, Inc., a data processing and software development company, from 1987 to August 1993.

     Timothy M. Riley became the Company's Vice President, Strategic Growth, in 1997. Prior to joining the Company, Mr. Riley served as Vice President of Human Resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997, and was Director of Human Resources for Bolt, Beranek and Newman, a technology development firm, from 1987 to 1993.

     Jon D. Schwartz currently serves as the Company's Vice President, Sales, Marketing, and Client Services. He was previously Director, Worldwide Sales from 1995 to 1997, Director of the Company's North American Sales from 1993 to 1995, and Partners Manager from 1990 to 1993.

     Paul J. Warren currently serves as the Company's Vice President, Technology. He was previously the Company's Director, IT from 1995 to 1997. Before joining the Company, Mr. Warren was Manufacturing Systems Manager for Malden Mills, a textile manufacturer, from 1993 to 1995. He also served as a Manufacturing Systems Analyst for Malden Mills from 1991 to 1993.

     Susan M. Whirty, Esq. is currently the Company's Vice President, Operations and General Counsel. Ms. Whirty was previously Director, Operations and General Counsel from 1993 to 1997. She has served as the Company's General Counsel since March 1993 and has served as the Company's Secretary since February 1996. Prior to joining the Company, Ms. Whirty was Corporate Counsel at Cognos Corporation, a software development and application company, from 1989 to 1993.

     Stuart D. Woodring currently serves as Vice President, Information Technology Research. He was previously Group Director, Information Technology Research from 1995 to 1997, Director of the Company's Information Technology Research services from 1994 to 1995 and Director with the Company's Software Strategies from 1990 to 1994.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in approximately 49,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in January 2001. The Company has the option to extend this lease for up to two additional terms of five years each.

     The Company's European headquarters are located in approximately 1,385 square meters of office space in Amsterdam, Netherlands. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in February 2003.

     The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "FORR" since its initial public offering at $16.00 per share on November 26, 1996. On March 6, 1998, the closing price of the Company's common stock was $26.63 per share.

     As of March 6, 1998 there were approximately 35 stockholders of record of the Company's common stock.

     The following table represents the ranges of high and low sale prices of the Company's common stock since its initial public offering on November 26, 1996 through December 31, 1997:

                                                1997                1996
                                          ----------------    ----------------
                                           HIGH      LOW       HIGH      LOW
                                          ------    ------    ------    ------
First Quarter...........................  $29.13    $18.00        --        --
Second Quarter..........................  $32.88    $15.50        --        --
Third Quarter...........................  $32.25    $26.38        --        --
Fourth Quarter..........................  $27.75    $22.75    $27.25    $19.63

     In the year ended December 31, 1996, the Company paid a cash distribution of $5,493,197 and accrued a cash distribution of $67,000 to the former sole stockholder of the Company. The Company did not declare or pay any dividends during 1997. The Company anticipates that future earnings, if any, will be retained for the development of its business, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements which are included herein.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1993      1994      1995       1996       1997
                                             ------    ------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research........................      $4,691    $6,363    $10,150    $18,206    $30,431
  Advisory services and other..........       2,608     3,336      4,439      6,757      9,990
                                             ------    ------    -------    -------    -------
          Total revenues...............       7,299     9,699     14,589     24,963     40,421
                                             ------    ------    -------    -------    -------
Operating expenses:
  Cost of services and fulfillment.....       2,406     3,424      5,486      8,762     13,698
  Selling and marketing................       2,693     3,593      5,643      8,992     14,248
  General and administrative...........       1,148     1,045      1,389      2,509      4,500
  Depreciation and amortization........         105       150        287        618      1,209
                                             ------    ------    -------    -------    -------
          Total operating expenses.....       6,352     8,212     12,805     20,881     33,655
                                             ------    ------    -------    -------    -------
     Income from operations............         947     1,487      1,784      4,082      6,766
Interest income........................          79       125        339        634      2,515
                                             ------    ------    -------    -------    -------
     Income before income tax
       provision.......................       1,026     1,612      2,123      4,716      9,281
Income tax provision...................          46        73         96        712      3,683
                                             ------    ------    -------    -------    -------
     Net income........................         980     1,539      2,027      4,004      5,598
Pro forma income tax adjustment........         365       583        739      1,198         --
                                             ------    ------    -------    -------    -------
     Pro forma net income..............      $  615    $  956    $ 1,288    $ 2,806    $ 5,598
                                             ======    ======    =======    =======    =======
Basic net income per common share......      $ 0.16    $ 0.26    $  0.34    $  0.65    $  0.67
                                             ======    ======    =======    =======    =======
Diluted net income per common share....      $ 0.16    $ 0.26    $  0.34    $  0.62    $  0.63
                                             ======    ======    =======    =======    =======
Basic pro forma net income per common
  share................................      $ 0.10    $ 0.16    $  0.21    $  0.45    $  0.67
                                             ======    ======    =======    =======    =======
Diluted pro forma net income per common
  share................................      $ 0.10    $ 0.16    $  0.21    $  0.44    $  0.63
                                             ======    ======    =======    =======    =======
Basic weighted average common shares
  outstanding..........................   6,000,000 6,000,000  6,000,000  6,191,667  8,339,381
Diluted weighted average common shares
  outstanding..........................   6,000,000 6,000,000  6,000,000  6,425,718  8,851,251
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities...........................      $3,111    $4,764    $ 7,518    $44,640    $54,914
Working capital........................      $  901    $  528    $   991    $31,291    $36,016
Total assets...........................      $6,367    $8,784    $15,426    $56,782    $73,536
Stockholders' equity...................      $1,331    $1,120    $ 2,047    $33,762    $40,505

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

     Memberships to Forrester's Strategy Research Services and Quantitative Research Service are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue. Strategy Research Services revenues are recognized pro rata on a monthly basis over the term of the contract. Quantitative Research Service revenue is recognized upon delivery of the research. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and in conjunction with Quantitative Research and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships to Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, and IT groups, and other administrative functions of the Company.

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 55% to $46.6 million at December 31, 1997 from $30.0 million at December 31, 1996. No single client company accounted for more than 2% of agreement value at December 31, 1997. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 80% of Forrester's client companies with memberships expiring during the year ended December 31, 1997 renewed one or more memberships for the Company's products and services. The renewal rate was 74% for 1996. The increase in retention rate is primarily due to an increased focus by the Company on renewing existing clients. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1995      1996      1997
                                                              ----      ----      ----
Core research...............................................   70%       73%       75%
Advisory services and other.................................   30        27        25
                                                              ---       ---       ---
Total revenues..............................................  100       100       100
Cost of services and fulfillment............................   37        35        34
Selling and marketing.......................................   39        36        35
General and administrative..................................    9        10        11
Depreciation and amortization...............................    2         3         3
                                                              ---       ---       ---
Income from operations......................................   13        16        17
Interest income.............................................    2         3         6
                                                              ---       ---       ---
Income before income tax provision..........................   15        19        23
Provision for income taxes..................................    1         3         9
                                                              ---       ---       ---
Net income..................................................   14%       16%       14%
                                                              ===       ===       ===
Pro forma income tax adjustment.............................    5         5        --
                                                              ---       ---       ---
Pro forma net income........................................    9%       11%       14%
                                                              ===       ===       ===

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     REVENUES. Total revenues increased 62% to $40.4 million in the year ended December 31, 1997 from $25.0 million in the year ended December 31, 1996. Revenues from core research increased 67% to $30.4 million in the year ended December 31, 1997 from $18.2 million in the year ended December 31, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of clients to 1,029 at December 31, 1997 from 885 at December 31, 1996, sales of additional Strategy Research Services to existing clients, and the introduction of six new Strategy Research Services since January 1, 1996. Revenues from the Company's Quantitative Research Service were not material in 1997.

     Advisory services and other revenues increased 48% to $10.0 million in the year ended December 31, 1997 from $6.8 million in the year ended December 31, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of two new Forums in 1997.

     Revenues attributable to customers outside the United States increased 66% to $8.8 million in the year ended December 31, 1997 from $5.3 million in the year ended December 31, 1996, and also increased as a percentage of total revenues to 22% for the year ended December 31, 1997 from 21% for the year ended December 31, 1996. The increase was due primarily to the addition of direct international sales personnel and the introduction of six new Strategy Research Services since January 1, 1996. The Company invoices its international clients in U.S. dollars.

     Agreement value grew to $46.6 million at December 31, 1997 from $30.0 million at December 31, 1996. No single client company accounted for more than 2% of agreement value at December 31, 1997 or 3% of revenues for the year ended December 31, 1997.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 34% in the year ended December 31, 1997 from 35% in the year ended December 31, 1996. These expenses increased 56% to $13.7 million in the year ended December 31, 1997 from $8.8 million in the year ended December 31, 1996. The expense increase during the period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense. The decrease as a percentage of total revenues was principally due to the Company's increased leverage of its core research services.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the year ended December 31, 1997 from 36% in the year ended December 31, 1996. These expenses increased 58% to $14.2 million in the year ended December 31, 1997 from $9.0 million in the year ended December 31, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's direct sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the year ended December 31, 1997 from 10% in the year ended December 31, 1996. These expenses increased 79% to $4.5 million in the year ended December 31, 1997 from $2.5 million in the year ended December 31, 1996. The increase in expenses and expense as a percentage of total revenues was principally due to staffing increases in operations and IT, the addition of a human resources department, and investment in the Company's infrastructure, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 95% to $1.2 million in the year ended December 31, 1997 from $618,000 in the year ended December 31, 1996. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     INTEREST INCOME. Interest income increased to $2.5 million in the year ended December 31, 1997 from $634,000 in the year ended December 31, 1996. This increase resulted from the Company's higher cash and marketable securities balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering. In 1997, interest income made up 27% of pre-tax income. As a result, a portion of the Company's pre-tax income is subject to interest rate and other investment risk.

     PROVISION FOR INCOME TAXES. During the year ended December 31, 1997, the Company recorded a tax provision of $3.7 million reflecting an effective tax rate of 39.7%. During the year ended December 31, 1996, the Company recorded a pro forma tax provision of $1.9 million reflecting an effective tax rate of 40.5%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.

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

     INTEREST INCOME. Interest income increased to $634,000 in the year ended December 31, 1996 from $340,000 in the year ended December 31, 1995 due to an increase in the Company's cash balances resulting from positive cash flows from operations and net proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. The Company generated $11.9 million in cash from operating activities during 1997 compared with $11.3 million of cash from operating activities during 1996. Cash flows from operations in 1996 included tax payments of $87,000 made by the Company as an S corporation. Cash flows from operations in 1997 included tax payments of $3.7 million made by the Company as a C corporation.

     In 1997, the Company used $39.6 million of cash in investing activities, consisting of $3.2 million for the purchase of property and equipment, and $36.4 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     In 1997, the Company generated a net $1.1 million in cash from financing activities. This includes proceeds of $448,000 from stock option exercises, $294,000 of proceeds from the Employee Stock Purchase Plan, and $402,000 from the tax benefit of stock transactions with employees. In December 1996, the Company received $33.2 million from the sale of 2,300,000 shares of common stock in its initial public offering.

     As of December 31, 1997, the Company had cash and cash equivalents of $7.7 million and $47.2 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently plans to introduce new Strategy Research Services, open an office in Amsterdam, Netherlands, and continue to invest in its infrastructure over the next three to 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     Management is aware of and is currently assessing the need for its computer systems, software applications, and product offerings to be year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to systems enhancements for the year 2000. The total costs to be incurred for all year 2000-related projects are not expected to have a material impact on future results from operations.

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

     MANAGEMENT OF GROWTH. The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 62% to $40.4 million in 1997 from $25.0 million in 1996. The Company's staff increased from 134 full-time employees on January 1, 1997 to 240 full-time employees on December 31, 1997. The Company's ability to manage growth, if any, effectively will require it to continue to develop and improve its operational, financial, and other internal systems, as well as its business development capabilities, and to train, motivate, and manage its employees. In addition, the Company may acquire complementary businesses, products, or technologies, although it currently has no commitments or agreements to do so. The Company's management has limited experience integrating acquisitions. If the Company is unable to manage its growth effectively, such inability could have a material adverse effect on the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition, and results of operations.

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

     DEPENDENCE ON RENEWALS OF MEMBERSHIP-BASED RESEARCH SERVICES. The Company's success depends in part upon renewals of memberships for its core research products. Approximately 75% and 73% of the Company's revenues in 1997 and 1996, respectively, were derived from the Company's membership-based core research products. A decline in renewal rates for the Company's core research products could have a material adverse effect on the Company's business, financial condition, and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued services of a number of key employees. The loss of key personnel, in particular George F. Colony, the Company's founder and Chairman of the Board of Directors, President, and Chief Executive Officer, could have a material adverse effect on the Company's business, financial condition, and results of operations. In October 1996, the Company entered into a registration rights and non-competition agreement with Mr. Colony which provides that if Mr. Colony's employment with the Company is terminated he will not compete with the Company for the one-year period following his termination.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 1997 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Income...........................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7
Report of Independent Public Accountants on Schedule........  F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 1997 Annual Report on Form 10-K. The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement (the "1998 Proxy Statement") for the Company's Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 1998 Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed above on Page 17.

         2. Financial Statements Schedules. The following additional financial data should be read in conjunction with the consolidated financial statements in this report. Schedules other than those listed below have been omitted because they are inapplicable or not required.

                                                              FORM 10-K
                                                                PAGE
                                                              ---------
Report of Independent Public Accountants on Schedule........  F-17
Valuation and Qualifying Accounts...........................  F-18

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

                                            Date: March 27, 1998

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                      CAPACITY IN WHICH SIGNED              DATE
              ---------                      ------------------------              ----
        /s/ GEORGE F. COLONY           Chief Executive Officer, President,    March 27, 1998
-------------------------------------    and Director of the Company
          George F. Colony               (principal executive officer)

        /s/ DAVID H. RAMSDELL          Vice President, Finance and Chief      March 27, 1998
-------------------------------------    Financial Officer (principal
          David H. Ramsdell              financial and accounting officer)

        /s/ ROBERT M. GALFORD          Member of the Board of Directors       March 27, 1998
-------------------------------------
          Robert M. Galford

                                       Member of the Board of Directors       March 27, 1998
-------------------------------------
          George R. Hornig

        /s/ MICHAEL H. WELLES          Member of the Board of Directors       March 27, 1998
-------------------------------------
          Michael H. Welles

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1998, except with respect to the matter discussed in Note 12, as to which the date is January 28, 1998

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                         ASSETS
                                                                 1996           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $34,382,194    $ 7,742,094
  Marketable securities.....................................   10,257,717     47,171,975
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $200,000 and $325,000 in 1996
     and 1997, respectively.................................    8,100,494     11,192,887
  Deferred commissions......................................    1,341,268      1,368,106
  Prepaid income taxes......................................           --        520,018
  Prepaid expenses and other current assets.................      229,606      1,052,326
                                                              -----------    -----------
          Total current assets..............................   54,311,279     69,047,406
                                                              -----------    -----------
Property and equipment, at cost:
  Computers and equipment...................................    1,752,473      3,143,059
  Computer software.........................................      312,111      1,003,558
  Furniture and fixtures....................................      546,595        778,084
  Vehicle...................................................       30,098         30,098
  Leasehold improvements....................................      683,642      1,596,457
                                                              -----------    -----------
          Total property and equipment......................    3,324,919      6,551,256
  Less -- accumulated depreciation and amortization.........      853,777      2,062,383
                                                              -----------    -----------
          Property and equipment, net.......................    2,471,142      4,488,873
                                                              -----------    -----------
          Total assets......................................  $56,782,421    $73,536,279
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,200,131    $ 1,273,046
  Customer deposits.........................................      139,293        278,726
  Accrued expenses..........................................    3,201,111      3,660,726
  Accrued income taxes......................................      227,037        622,997
  Deferred revenue..........................................   17,816,380     27,074,379
  Deferred income taxes.....................................      436,714        121,330
                                                              -----------    -----------
          Total current liabilities.........................   23,020,666     33,031,204
                                                              -----------    -----------
Commitments (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value
     Authorized -- 500,000 shares
     Issued and outstanding -- none.........................           --             --
  Common stock, $.01 par value
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 8,300,000 shares and
      8,391,829 shares in 1996 and 1997, respectively.......       83,000         83,918
  Additional paid-in capital................................   33,211,053     34,353,268
  Retained earnings.........................................      409,602      6,007,642
  Unrealized gain on marketable securities..................       58,100         60,247
                                                              -----------    -----------
          Total stockholders' equity........................   33,761,755     40,505,075
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $56,782,421    $73,536,279
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Revenues:
  Core research.....................................  $10,149,514    $18,205,851    $30,430,972
  Advisory services and other.......................    4,439,298      6,757,270      9,989,965
                                                      -----------    -----------    -----------
          Total revenues............................   14,588,812     24,963,121     40,420,937
                                                      -----------    -----------    -----------
Operating expenses:
  Cost of services and fulfillment..................    5,486,346      8,761,718     13,698,175
  Selling and marketing.............................    5,643,196      8,991,794     14,248,287
  General and administrative........................    1,388,868      2,508,845      4,500,102
  Depreciation and amortization.....................      286,705        618,290      1,208,606
                                                      -----------    -----------    -----------
          Total operating expenses..................   12,805,115     20,880,647     33,655,170
                                                      -----------    -----------    -----------
          Income from operations....................    1,783,697      4,082,474      6,765,767
  Interest income...................................      339,569        633,798      2,514,889
                                                      -----------    -----------    -----------
          Income before income tax provision........    2,123,266      4,716,272      9,280,656
  Income tax provision (Note 3).....................       96,000        712,000      3,682,616
                                                      -----------    -----------    -----------
          Net income................................    2,027,266      4,004,272      5,598,040
Pro forma income tax adjustment (Note 3)............      739,000      1,198,000             --
                                                      -----------    -----------    -----------
Pro forma net income................................  $ 1,288,266    $ 2,806,272    $ 5,598,040
                                                      ===========    ===========    ===========
Basic net income per common share...................  $      0.34    $      0.65    $      0.67
                                                      ===========    ===========    ===========
Diluted net income per common share.................  $      0.34    $      0.62    $      0.63
                                                      ===========    ===========    ===========
Basic pro forma net income per common share.........  $      0.21    $      0.45    $      0.67
                                                      ===========    ===========    ===========
Diluted pro forma net income per common share.......  $      0.21    $      0.44    $      0.63
                                                      ===========    ===========    ===========
Basic weighted average common shares outstanding....    6,000,000      6,191,667      8,339,381
                                                      ===========    ===========    ===========
Diluted weighted average common shares
  outstanding.......................................    6,000,000      6,425,718      8,851,251
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                        COMMON STOCK                                    UNREALIZED
                                    ---------------------   ADDITIONAL                   GAIN ON         TOTAL
                                      NUMBER     $.01 PAR     PAID-IN      RETAINED     MARKETABLE   STOCKHOLDERS'
                                    OF SHARES     VALUE       CAPITAL      EARNINGS     SECURITIES      EQUITY
                                    ----------   --------   -----------   -----------   ----------   -------------
Balance, December 31, 1994........   6,000,000   $60,000    $        --   $ 1,059,603    $    --      $ 1,119,603
  Distributions (Note 3)..........          --        --             --    (1,121,342)        --       (1,121,342)
  Net income......................          --        --             --     2,027,266         --        2,027,266
  Unrealized gain on
     available-for-sale
     securities...................          --        --             --            --     21,696           21,696
                                    ----------   -------    -----------   -----------    -------      -----------
Balance, December 31, 1995........   6,000,000    60,000             --     1,965,527     21,696        2,047,223
  Issuance of common stock in
     initial public offering, net
     of issuance costs of
     $3,565,947...................   2,300,000    23,000     33,211,053            --         --       33,234,053
  Distributions (Note 3)..........          --        --             --    (5,560,197)        --       (5,560,197)
  Net income......................          --        --             --     4,004,272         --        4,004,272
  Unrealized gain on
     available-for-sale
     securities...................          --        --             --            --     36,404           36,404
                                    ----------   -------    -----------   -----------    -------      -----------
Balance, December 31, 1996........   8,300,000    83,000     33,211,053       409,602     58,100       33,761,755
  Issuance of common stock under
     stock option plans...........      70,246       702        446,851            --         --          447,553
  Issuance of common stock under
     employee stock purchase
     plan.........................      21,583       216        293,306            --         --          293,522
  Net income......................          --        --             --     5,598,040         --        5,598,040
  Tax benefit on exercise of stock
     options......................          --        --        402,058            --         --          402,058
  Unrealized gain on
     available-for-sale
     securities...................          --        --             --            --      2,147            2,147
                                    ----------   -------    -----------   -----------    -------      -----------
Balance, December 31, 1997........  8,391,829..  $83,918    $34,353,268   $ 6,007,642    $60,247      $40,505,075
                                    ==========   =======    ===========   ===========    =======      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                            1995           1996            1997
                                                         -----------    -----------    ------------
Cash flows from operating activities:
  Net income...........................................  $ 2,027,266    $ 4,004,272    $  5,598,040
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization.....................      286,705        618,290       1,208,606
     Deferred income taxes.............................           --        436,714        (315,384)
     Accretion of discount on marketable securities....      (60,377)      (193,152)       (473,845)
     Changes in assets and liabilities --
       Accounts receivable.............................   (3,010,742)    (2,217,514)     (3,092,392)
       Deferred commissions............................     (396,752)      (449,301)        (26,838)
       Prepaid income taxes............................           --             --        (520,018)
       Prepaid expenses and other current assets.......      (15,582)      (153,064)       (822,721)
       Accounts payable................................      335,950        822,787          72,915
       Customer deposits...............................       97,329         41,964         139,433
       Accrued expenses................................    1,019,763      1,656,296         459,615
       Accrued income taxes............................           --        227,037         395,960
       Deferred revenue................................    4,261,527      6,457,279       9,257,999
                                                         -----------    -----------    ------------
          Net cash provided by operating activities....    4,545,087     11,251,608      11,881,370
                                                         -----------    -----------    ------------
Cash flows from investing activities:
  Purchases of property and equipment, net.............     (751,850)    (2,033,157)     (3,226,337)
  Purchases of marketable securities...................   (9,171,880)    (8,469,888)   (365,870,837)
  Proceeds from sales and maturities of marketable
     securities........................................    4,718,827      4,962,208     329,432,571
                                                         -----------    -----------    ------------
          Net cash used in investing activities........   (5,204,903)    (5,540,837)    (39,664,603)
                                                         -----------    -----------    ------------
Cash flows from financing activities:
  Distributions to stockholder.........................   (1,121,342)    (5,560,197)             --
  Proceeds from issuance of common stock under stock
     option plans and employee stock purchase plan.....           --             --         741,075
  Tax benefit on exercise of stock options.............           --             --         402,058
  Net proceeds from initial public stock offering......           --     33,234,053              --
                                                         -----------    -----------    ------------
          Net cash (used in) provided by financing
            activities.................................   (1,121,342)    27,673,856       1,143,133
                                                         -----------    -----------    ------------
Net (decrease) increase in cash and cash equivalents...   (1,781,158)    33,384,627     (26,640,100)
Cash and cash equivalents, beginning of year...........    2,778,725        997,567      34,382,194
                                                         -----------    -----------    ------------
Cash and cash equivalents, end of year.................  $   997,567    $34,382,194    $  7,742,094
                                                         ===========    ===========    ============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes...........................  $    44,893    $    87,053    $  3,720,000
                                                         ===========    ===========    ============
Supplemental disclosure of noncash investing and
  financing activities:
  Unrealized gain on available-for-sale securities.....  $    21,696    $    36,404    $      2,147
                                                         ===========    ===========    ============

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

  Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

  Deferred Commissions

     Commissions incurred in acquiring new or renewal contracts are deferred and charged to operations as the related revenue is recognized. The Company evaluates the recoverability of deferred commissions at each balance sheet date based on the status of the related contract.

  Net Income and Pro Forma Net Income Per Common Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to all entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. This statement has been adopted as of December 31, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to the issuance of equity securities prior to an initial public offering and is effective for fiscal years ending on or after December 31, 1997. Accordingly, the prior years' weighted average common shares outstanding and net income per common share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

     Basic net income per common share and basic pro forma net income per common share were computed by dividing net income or pro forma net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share and diluted pro forma net income per common share were computed by dividing net income or pro forma net income by diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. The number of

                            FORRESTER RESEARCH, INC.

shares of common stock and common stock equivalents outstanding for all periods presented has been adjusted for the reincorporation discussed in Note 6.

     Basic and diluted weighted average common shares are as follows:

                                                      1995         1996         1997
                                                    ---------    ---------    ---------
Basic weighted average common shares
  outstanding.....................................  6,000,000    6,191,667    8,339,381
Weighted average common equivalent shares.........         --      234,051      511,870
                                                    ---------    ---------    ---------
Diluted weighted average common shares
  outstanding.....................................  6,000,000    6,425,718    8,851,251
                                                    =========    =========    =========

     As of December 31, 1997, 111,086 options were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

  Depreciation

     The Company provides for depreciation, computed using the straight-line method, by charges to income in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              ------------
Computers and equipment..................................     3 to 5 Years
Computer software........................................          3 Years
Furniture and fixtures...................................          7 Years
Vehicles.................................................          5 Years
Leasehold improvements...................................    Life of lease

  Product Development

     All costs associated with the development of new products and services are expensed as incurred.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, marketable securities and accounts receivable. The Company places its investments in highly rated institutions. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

  Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value and, except for accounts receivable, is based primarily on market quotes. The Company's cash equivalents and marketable securities are generally obligations of the federal government or municipal issuers.

  New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and

                            FORRESTER RESEARCH, INC.

other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior information upon adoption.

(2)  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. At December 31, 1996, held-to-maturity securities consisted of investments in U.S. Treasury bills, which were recorded at cost approximating their fair market value. These investments are classified as current since they matured within one year. Securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 1996 and 1997, these securities consisted of investments in federal and state government obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 1996 and 1997.

     At December 31, 1996 and 1997, marketable securities consisted of the following:

                                                               1996           1997
                                                            -----------    -----------
U.S. Treasury bills.......................................  $ 3,473,694    $        --
U.S. Treasury notes.......................................    2,510,155     10,025,860
Federal agency obligations................................      854,214     21,772,795
State and municipal bonds.................................    3,419,654     13,131,114
Corporate obligations.....................................           --      2,242,206
                                                            -----------    -----------
                                                            $10,257,717    $47,171,975
                                                            ===========    ===========

     The following table summarizes the maturity periods of marketable securities as of December 31, 1997:

                                   LESS THAN       1 TO 5       5 TO 10
                                    1 YEAR          YEARS        YEARS         TOTAL
                                  -----------    -----------    --------    -----------
U.S. Treasury notes.............  $ 7,515,305    $ 2,510,555    $     --    $10,025,860
Federal agency obligations......   15,488,260      6,116,958     167,577     21,772,795
State and municipal bonds.......    5,574,659      7,556,455          --     13,131,114
Corporate obligations...........      998,180      1,244,026          --      2,242,206
                                  -----------    -----------    --------    -----------
                                  $29,576,404    $17,427,994    $167,577    $47,171,975
                                  ===========    ===========    ========    ===========

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1996 and 1997, which were calculated based on specific identification, were not material.

                            FORRESTER RESEARCH, INC.

(3)  INCOME TAXES

     The Company accounts for income taxes, including pro forma computations, in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     The Company was an S corporation under Section 1362 of the Internal Revenue Code of 1986, as amended (the Code), until prior to the closing of its public offering in December 1996. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. Payments to the stockholder to cover the tax liabilities as a result of the Company's taxable income are recorded as distributions in the accompanying statements of stockholders' equity. In December 1996, a distribution was recorded to distribute the cumulative S corporation earnings taxed or taxable to the original stockholder net of the amounts previously distributed. This distribution totaled approximately $5,231,000.

     As discussed above, the Company terminated its S corporation election prior to the closing of its initial public offering of common stock and became subject to federal and state income taxes at prevailing corporate rates. Accordingly, the accompanying statements of income for the years ended December 31, 1995 and 1996 include a pro forma income tax adjustment for the income taxes that would have been recorded if the Company had been a C corporation for those periods.

     The components of the historical and pro forma income tax provision are as follows:

                                                    1995         1996          1997
                                                  --------    ----------    ----------
Current --
  Federal.......................................  $     --    $   67,000    $3,045,000
  State.........................................    96,000       208,000       953,000
                                                  --------    ----------    ----------
                                                    96,000       275,000     3,998,000
                                                  --------    ----------    ----------
Deferred --
  Federal.......................................        --       354,000      (244,000)
  State.........................................        --        83,000       (71,000)
                                                  --------    ----------    ----------
                                                        --       437,000      (315,000)
                                                  --------    ----------    ----------
       Actual provision for income taxes........    96,000       712,000    $3,683,000
                                                                            ==========
  Pro forma income tax provision................   835,000     1,910,000
                                                  --------    ----------
  Pro forma income tax adjustment...............  $739,000    $1,198,000
                                                  ========    ==========

     The Company's income tax provision for the year ended December 31, 1995 consisted primarily of corporate-level state income taxes that were levied against the Company as an S corporation. The Company's income tax provision for the year ended December 31, 1996 consisted primarily of corporate-level state income taxes that were levied against the Company as an S corporation and the cumulative effect of temporary differences between the financial reporting and tax basis of certain assets and liabilities on the date of the S corporation termination as discussed in the following paragraph. The pro forma tax provisions do not materially differ from the Company's combined federal and state statutory rate of 40%.

     Upon termination of the S corporation election, deferred income taxes were recorded for the tax effect of cumulative temporary differences between the financial reporting and tax basis of certain assets and liabilities, primarily deferred commissions, accrued expenses and cumulative tax depreciation in excess of financial reporting allowances. These temporary differences resulted in a net deferred income tax liability of

                            FORRESTER RESEARCH, INC.

approximately $510,000. The Company recorded this tax liability as a one-time increase in the actual tax provision during 1996.

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                            1997
                                                            ----
Income tax provision at federal statutory rate............   34%
Increase in tax resulting from --
  State tax provision, net of federal benefit.............    5%
  Other...................................................    1%
                                                             --
  Effective income tax rate...............................   40%
                                                             ==

     Deferred income taxes as of December 31, 1996 and 1997 related to the following temporary differences:

                                             1996         1997
                                           ---------    ---------
Nondeductible reserves and accruals......  $ 147,000    $ 397,000
Depreciation and amortization............    (47,000)      33,000
Deferred commissions.....................   (537,000)    (551,000)
                                           ---------    ---------
                                           $(437,000)   $(121,000)
                                           =========    =========

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

(4)  COMMITMENTS

     The Company leases its office space under operating leases. At December 31, 1997, approximate future minimum rentals due are as follows:

1998.................................................  $1,463,000
1999.................................................   1,523,000
2000.................................................   1,528,000
2001.................................................     825,000
2002.................................................     412,000
2003.................................................      54,000
                                                       ----------
     Total minimum lease payments....................  $5,805,000
                                                       ==========

     Rent expense was approximately $663,000, $664,000, and $983,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                            FORRESTER RESEARCH, INC.

(5)  401(k) PLAN

     The Company has a 401(k) savings plan covering substantially all eligible employees. The plan is a qualified defined contribution plan in accordance with
Section 401(k) of the Code and is funded entirely through employee contributions. Effective January 1, 1998, the Company elected to match 50% of employee contributions, up to 3% of each employee's annual salary. Company matching contributions will vest ratably over a period of four years.

(6)  STOCKHOLDERS' EQUITY

  (a) Initial Public Offering

     In December 1996, the Company sold, through an underwritten public offering, 2,300,000 shares of its common stock at $16.00 per share. The proceeds to the Company from the Company's initial public offering, net of underwriting discounts and expenses, were $33,234,053.

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

(7)  STOCK OPTION PLANS

     In February 1996, the Company adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which was amended in September 1996 (the Plan). The Plan provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 2,750,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over three years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as defined.

     In September 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 150,000 shares of common stock. Under the Directors' Plan, each non-employee director shall be awarded options to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 4,000 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following the Company's annual stockholders' meeting. These options will vest in three equal installments on

                            FORRESTER RESEARCH, INC.

the first, second and third anniversaries of the date of grant. The Compensation Committee (the Committee) of the Board of Directors also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

     Stock option activity from the inception of the Plan and of the Director's Plan to December 31, 1997 was as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                                EXERCISE        EXERCISE
                                                 NUMBER           PRICE           PRICE
                                                OF SHARES       PER SHARE       PER SHARE
                                                ---------    ---------------    ---------
Granted.......................................    814,046    $ 5.50 - $13.00     $ 8.16
Canceled......................................    (30,673)              5.50       5.50
                                                ---------    ---------------     ------
Outstanding at December 31, 1996..............    783,373    $ 5.50 - $13.00     $ 8.28
Granted.......................................    334,395    $17.56 - $29.19     $22.52
Exercised.....................................    (70,246)     5.50 -  13.00       6.37
Canceled......................................    (28,387)     5.50 -  22.00      14.18
                                                ---------    ---------------     ------
Outstanding at December 31, 1997..............  1,019,135    $ 5.50 - $29.19     $13.00
                                                =========    ===============     ======
Exercisable at December 31, 1997..............    363,174    $ 5.50 - $22.00     $10.56
                                                =========    ===============     ======
Exercisable at December 31, 1996..............    157,376             $ 5.50     $ 5.50
                                                =========    ===============     ======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                   NUMBER          WEIGHTED        WEIGHTED
                                                OUTSTANDING         AVERAGE         AVERAGE
                                                     AT            REMAINING       EXERCISE
                                                DECEMBER 31,      CONTRACTUAL        PRICE
                                                    1997             LIFE          PER SHARE
                                                ------------      -----------      ---------
Range of exercise prices
$         5.50................................     364,947           8.17           $ 5.50
 11.00 - 13.00................................     330,793           8.66            11.96
 17.56 - 22.94................................     229,122           9.24            20.23
 26.69 - 29.19................................      94,273           9.62            28.06
                                                 ---------                          ------
                                                 1,019,135                          $13.00
                                                 =========                          ======

     The weighted average remaining contractual life of options outstanding at December 31, 1996 and 1997 was 9.4 and 8.6 years, respectively. Options available for future grant under the Plan and the Directors' Plan as of December 31, 1996 and 1997 were 2,116,627 and 1,810,619, respectively.

                            FORRESTER RESEARCH, INC.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options granted in 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                                            1996         1997
                                                          ---------    ---------
Risk-free interest rate.................................       6.21%        6.32%
Expected dividend yield.................................         --           --
Expected lives..........................................  7.5 years    7.5 years
Expected volatility.....................................      0%-64%          59%

     The weighted average grant date fair value of options granted under the Plan and the Directors' Plan during the years ended December 31, 1996 and 1997 were $3.40 and $15.16 per share, respectively.

     Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net income would have been approximately as follows:

                                                          1996          1997
                                                       ----------    ----------
As reported --
  Net income.........................................  $2,806,000    $5,598,000
                                                       ==========    ==========
  Basic net income per common share..................  $     0.45    $     0.67
                                                       ==========    ==========
  Diluted net income per common share................  $     0.44    $     0.63
                                                       ==========    ==========
Pro forma --
  Net income.........................................  $2,429,000    $3,833,000
                                                       ==========    ==========
  Basic net income per common share..................  $     0.39    $     0.46
                                                       ==========    ==========
  Diluted net income per common share................  $     0.38    $     0.43
                                                       ==========    ==========

(8)  EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 200,000 shares of common stock. The Stock Purchase Plan is administered by the Committee. With certain limited exceptions, all employees of the Company who have completed six months or more of continuous service in the employ of the Company and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates. Employees purchased 21,583 shares of stock at $13.60 during the first purchase period under the Stock Purchase Plan, which period ended June 30, 1997. Subsequent to year-end, employees purchased 14,885 shares at $19.34 for the purchase period which ended December 31, 1997.

                            FORRESTER RESEARCH, INC.

(9)  REVENUES BY GEOGRAPHIC DESTINATION

     Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                  1995           1996           1997
                                               -----------    -----------    -----------
United States................................  $12,025,529    $19,694,363    $31,652,524
Europe.......................................    1,066,314      2,751,858      4,892,523
Other........................................    1,496,969      2,516,900      3,875,890
                                               -----------    -----------    -----------
                                               $14,588,812    $24,963,121    $40,420,937
                                               ===========    ===========    ===========

United States................................           82%            79%            78%
Europe.......................................            8             11             12
Other........................................           10             10             10
                                               -----------    -----------    -----------
                                                       100%           100%           100%
                                               ===========    ===========    ===========

(10)  ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                         1996          1997
                                                      ----------    ----------
Payroll and related.................................  $1,446,752    $1,702,050
Other...............................................   1,754,359     2,581,673
                                                      ----------    ----------
                                                      $3,201,111    $4,283,723
                                                      ==========    ==========

(11)  SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1995, 1996 and 1997 (in thousands, except per share data):

                                                              QUARTER ENDED
                                              ----------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                1995         1995        1995         1995
                                              ---------    --------    ---------    --------
Revenues....................................   $2,708       $2,873      $ 3,535     $ 5,473
Income from operations......................   $  209       $  162      $   370     $ 1,043
Pro forma net income........................   $  168       $  157      $   272     $   691
Basic pro forma net income per common
  share.....................................   $ 0.03       $ 0.03      $  0.05     $  0.12
Diluted pro forma net income per common
  share.....................................   $ 0.03       $ 0.03      $  0.05     $  0.12

                                                              QUARTER ENDED
                                              ----------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                1996         1996        1996         1996
                                              ---------    --------    ---------    --------
Revenues....................................   $4,746       $5,316      $ 6,312     $ 8,589
Income from operations......................   $  459       $  566      $ 1,129     $ 1,928
Pro forma net income........................   $  339       $  409      $   716     $ 1,314
Basic pro forma net income per common
  share.....................................   $ 0.06       $ 0.07      $  0.12     $  0.19
Diluted pro forma net income per common
  share.....................................   $ 0.06       $ 0.07      $  0.11     $  0.19

                            FORRESTER RESEARCH, INC.

                                                              QUARTER ENDED
                                              ----------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                1997         1997        1997         1997
                                              ---------    --------    ---------    --------
Revenues....................................   $8,171       $9,126      $10,117     $13,007
Income from operations......................   $1,073       $1,461      $ 1,656     $ 2,576
Net income..................................   $1,019       $1,215      $ 1,332     $ 2,032
Basic net income per common share...........   $ 0.12       $ 0.15      $  0.16     $  0.24
Diluted net income per common share.........   $ 0.12       $ 0.14      $  0.15     $  0.23

(12)  SUBSEQUENT EVENTS

     On January 28, 1998 the Company granted 949,500 options under the Plan at an exercise price of $19.13 per share.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of
Forrester Research, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Forrester Research, Inc. included in this Form 10-K, and have issued our report thereon dated January 26, 1998, except with respect to the matter discussed in Note 12, as to which the date is January 28, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1998, except with respect to the matter discussed in Note 12, as to which the date is January 28, 1998

                            FORRESTER RESEARCH, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                 ---------------------------------------------------
                                                 BALANCE,      CHARGED                      BALANCE,
                                                 BEGINNING    TO COST OR     DEDUCTIONS      END OF
        ALLOWANCE FOR DOUBTFUL ACCOUNTS          OF PERIOD     EXPENSE      (WRITE-OFFS)     PERIOD
        -------------------------------          ---------    ----------    ------------    --------
Fiscal 1995....................................  $ 88,459      $ 62,245      $ (30,784)     $119,920
Fiscal 1996....................................  $119,920      $312,317      $(232,237)     $200,000
Fiscal 1997....................................  $200,000      $398,637      $(273,637)     $325,000

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 3.1*        Restated Certificate of Incorporation of the Company.
 3.2*        Bylaws of the Company, as amended.
 4*          Specimen Certificate for shares of Common Stock, $.01 par
             value, of the Company.
10.1+*       Registration Rights and Non-Competition Agreement.
10.2+*       Tax Indemnification Agreement dated November 25, 1996.
10.3+*       1996 Amended and Restated Equity Incentive Plan as amended.
10.4+*       1996 Employee Stock Purchase Plan.
10.5+*       1996 Director Option Plan for Non-Employee Directors.
10.6*        Lease dated May 1, 1995 between Advent Realty Limited
             Partnership II and the Company for the premises located at
             1033 Massachusetts Avenue, Cambridge, Massachusetts (the
             "Cambridge Lease").
10.7*        First Amendment to the Cambridge Lease, dated August 28,
             1995.
10.8*        Second Amendment to the Cambridge Lease, dated May 21, 1996.
10.9         Third Amendment to the Cambridge Lease, dated May 6, 1997
             (transmitted herewith).
21           Subsidiaries of the Registrant (transmitted herewith).
23           Consent of Arthur Andersen LLP (transmitted herewith).

---------------
+ Denotes management contract or compensation arrangements.

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-12761) and incorporated by reference herein.