Form 10-Q
period 1998-03-31
FORRESTER RESEARCH INC
filed 1998-05-15
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998

or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

Yes |X|      No | |

     As of May 12, 1998, 8,489,965 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1998 and December 31,
          1997                                                              3

          Consolidated Statements of Income for the Three Months Ended
          March 31, 1998 and 1997                                           4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997                                     5

          Notes to Consolidated Financial Statements                        6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8


PART II.  OTHER INFORMATION                                                12

ITEM 1.   Legal Proceedings                                                12

ITEM 2.   Changes in Securities                                            12

ITEM 3.   Defaults Upon Senior Securities                                  12

ITEM 4.   Submission of Matters to a Vote of Security-Holders              12

ITEM 5.   Other Information                                                12

ITEM 6.   Exhibits and Reports on Form 8-K                                 12

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998             1997
CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 3,203          $ 7,742
   Marketable securities                                                      53,904           47,172
   Accounts receivable, net                                                   12,578           11,193
   Deferred commissions                                                        1,621            1,368
   Prepaid income taxes                                                          546              520
   Prepaid expenses and other current assets                                   1,405            1,052
                                                                             -------          -------
         Total current assets                                                 73,257           69,047
                                                                             -------          -------
    Property and equipment, net                                                6,523            4,489
                                                                             -------          -------
         Total assets                                                        $79,780          $73,536
                                                                             =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                          $ 1,744          $ 1,273
   Customer deposits                                                             124              279
   Accrued expenses                                                            3,064            3,661
   Accrued income taxes                                                          623              623
   Deferred revenue                                                           31,001           27,074
   Deferred income taxes                                                         186              121
                                                                             -------          -------
         Total current liabilities                                            36,742           33,031
                                                                             -------          -------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                 --               --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,468,409 shares and 8,391,829
       shares at March 31, 1998 and December 31, 1997, respectively               85               84
   Additional paid-in capital                                                 35,518           34,353
   Retained earnings                                                           7,350            6,008
   Unrealized gain on marketable securities                                       85               60
                                                                             -------          -------
         Total stockholders' equity                                           43,038           40,505
                                                                             -------          -------
         Total liabilities and stockholders' equity                          $79,780          $73,536
                                                                             =======          =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1998             1997
REVENUES:
   Core research                                            $10,469          $6,178
   Advisory services and other                                2,662           1,993
                                                            -------          ------
         Total revenues                                      13,131           8,171
                                                            -------          ------

OPERATING EXPENSES:
   Cost of services and fulfillment                           4,829           2,918
   Selling and marketing                                      4,766           3,128
   General and administrative                                 1,557             820
   Depreciation and amortization                                531             232
                                                            -------          ------
         Total operating expenses                            11,683           7,098
                                                            -------          ------
         Income from operations                               1,448           1,073

OTHER INCOME                                                    715             644
                                                            -------          ------
         Income before income tax provision                   2,163           1,717

INCOME TAX PROVISION                                            821             698
                                                            -------          ------
         Net income                                         $ 1,342          $1,019
                                                            =======          ======

BASIC NET INCOME  PER COMMON SHARE                          $  0.16          $ 0.12
                                                            =======          ======

DILUTED NET INCOME PER COMMON SHARE                         $  0.15          $ 0.12
                                                            =======          ======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,435           8,300
                                                            =======          ======

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,074           8,703
                                                            =======          ======

                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   1,342           $  1,019
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                            531                232
     Deferred income taxes                                                     64               (160)
     Accretion of discount on marketable securities                           (12)              (152)
     Changes in assets & liabilities
       Accounts receivable                                                 (1,385)              (115)
       Deferred commissions                                                  (253)               208
       Prepaid expenses and other current assets                             (353)              (355)
       Prepaid income taxes                                                   (26)                --
       Accounts payable                                                       471               (276)
       Customer deposits                                                     (155)               124
       Accrued expenses                                                      (597)              (238)
       Accrued income taxes                                                    --                422
       Deferred revenue                                                     3,927              2,202
                                                                        ---------           --------
              Net cash provided by operating activities                     3,554              2,911
                                                                        ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                (2,565)              (439)
   Purchase of marketable securities                                     (108,221)           (75,590)
   Proceeds from sales and maturities of marketable securities            101,528             43,690
                                                                        ---------           --------
              Net cash used in investing activities                        (9,258)           (32,339)
                                                                        ---------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax effect of stock options                                                200                 --
   Net proceeds of stock options exercised and employee stock
   purchase plan                                                              965                  6
                                                                        ---------           --------
              Net cash provided by financing activities                     1,165                  6
                                                                        ---------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,539)           (29,422)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                             7,742             34,382
                                                                        ---------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   3,203              4,960
                                                                        =========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $     583           $    437
                                                                        =========           ========


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the first quarter ended March 31, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998, or any other period.

Note 2 - Earnings Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. Accordingly, the prior years' weighted average common shares outstanding and per common share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

Basic net income per common share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                              Three Months Ended
                                                       March 31, 1998   March 31, 1997

Basic weighted average common shares outstanding           8,435            8,300
Weighted average common equivalent shares                    639              403
                                                           -----            -----

Diluted weighted average shares outstanding                9,074            8,703
                                                           =====            =====


Note 3 - Comprehensive Income

Comprehensive income for the three month periods ended March 31, 1998 and 1997 was approximately $1,367,000 and $827,000, respectively. The difference between comprehensive income and net income relates to unrealized gains and losses on marketable securities.

Note 4 - New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, the ability of the Company to manage growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based research services, dependence on key personnel, risks associated with anticipating market trends, the ability to develop and offer successful new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Memberships to Forrester's Strategy Research Services and Quantitative Research Service are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue. Strategy Research Services revenues are recognized pro rata on a monthly basis over the contract period. Quantitative Research Service revenue is recognized upon delivery of the research. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and in conjunction with Quantitative Research and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships to Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenues and are recognized upon completion of each event.

     The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, technology, and strategy groups, and other administrative functions of the Company.

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 9% to $50.6 million at March 31, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 2% of agreement value at March 31, 1998. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 78% of Forrester's client companies with memberships expiring during the twelve-month period ended March 31, 1998 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED MARCH 31,
                                            1998         1997
                                            ----         ----
Core research                                80%          76%
Advisory services and other                  20           24
                                            ---          ---
Total revenues                              100          100

Cost of services and fulfillment             37           36
Selling and marketing                        36           38
General and administrative                   12           10
Depreciation and amortization                 4            3
                                            ---          ---

Income from operations                       11           13
Other income                                  5            8
                                            ---          ---

Income before income tax provision           16           21
Provision for income taxes                    6            9
                                            ---          ---

Net income                                   10%          12%
                                            ===          ===



THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     REVENUES. Total revenues increased 61% to $13.1 million in the three months ended March 31, 1998 from $8.2 million in the three months ended March 31, 1997. Revenues from core research increased 69% to $10.5 million in the three months ended March 31, 1998 from $6.2 million in the three months ended March 31, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,065 at March 31, 1998 from 898 at March 31, 1997, the introduction of two new Strategy Research Services and a Quantitative Research Service since March 31, 1997, and sales of additional Strategy Research Services to existing clients. No single client company accounted for more than 3% of revenues for the three months ended March 31, 1998.

     Advisory services and other revenues increased 34% to $2.7 million in the three months ended March 31, 1998 from $2.0 million in the three months ended March 31, 1997. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and increased attendance at the Forum event held in March 1998.

     Revenues attributable to customers outside the United States increased 48% to $2.6 million in the three months ended March 31, 1998 from $1.7 million in the three months ended March 31, 1997, and decreased as a percentage of total revenues to 20% for the three months ended March 31, 1998 from 21% for the three months ended March 31, 1997. The increase in revenues attributable to customers outside the United States was due primarily to the addition of direct international sales personnel. The decrease in these revenues as a percentage of total revenue was due to an increased percentage of advisory services and other revenue attributable to customers located in the United States. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 37% in the three months ended March 31, 1998 from 36% in the three months ended March 31, 1997. These expenses increased 65% to $4.8 million in the three months ended March 31, 1998 from $2.9 million in the three months ended March 31, 1997. The expense increase and increase as a percentage of total revenues in this period was principally due to increased analyst staffing for Strategy Research Services and related compensation expense, additional expenses related to events, and the cost of survey services related to the Quantitative Research Service.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 36% in the three months ended March 31, 1998 from 38% in the three months ended March 31, 1997. These expenses increased 52% to $4.8 million in the three months ended March 31, 1998 from $3.1 million in the three months ended March 31, 1997. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's direct sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the three months ended March 31, 1998 from 10% in the three months ended March 31, 1997. These expenses increased 90% to $1.6 million in the three months ended March 31, 1998 from $820,000 in the three months ended March 31, 1997. The increase in expenses and expense as a percentage of total revenues was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups, and investment in the Company's infrastructure, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 129% to $531,000 in the three months ended March 31, 1998 from $232,000 in the three months ended March 31, 1997. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME. Other income, consisting primarily of interest income, increased to $715,000 in the three months ended March 31, 1998 from $644,000 in the three months ended March 31, 1997 due to an increase in the Company's cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the three months ended March 31, 1998, the Company recorded a tax provision of $821,000, reflecting an effective tax rate of 38%. During the three months ended March 31, 1997, the Company recorded a tax provision of $698,000, reflecting an effective tax rate of 40.5%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 80% of the Company's revenues for the three months ended March 31, 1998, are annually renewable and are generally payable in advance. The Company generated $3.6 million in cash from operating activities during the three-month period ended March 31, 1998 compared with $2.9 million of cash from operating activities during three-month period ended March 31, 1997.

     During the three-month period ended March 31, 1998, the Company used $9.3 million of cash in investing activities. This includes $2.6 million for the purchase of property and equipment and $6.7 million for net purchases of marketable securities. The increase in purchases of property and equipment was primarily due to computer equipment purchases to support additional headcount, investment in technology infrastructure, and leasehold improvements to support business growth. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During the three-month period ended March 31, 1998, the Company generated
1.2 million in cash from financing activities. This includes proceeds of $670,000 from stock option exercises, proceeds of $295,000 from the Employee Stock Purchase Plan, and $200,000 from the tax benefit of stock transactions with employees.

     As of March 31, 1998, the Company had cash and cash equivalents of $3.2 million and $53.9 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company has recently opened an office in Amsterdam, Netherlands. The Company currently plans to introduce new Strategy Research Services and events and to continue to invest in its infrastructure and personnel over the next three to 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     Management is currently aware of and is currently assessing the need for its computer systems, software applications, and product offerings to be year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to systems enhancements for the year 2000. The total costs to be incurred for all year 2000-related projects are not expected to have a material impact on future results from operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES
None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
The Company did not submit any matters during the first quarter of the fiscal year covered by this report to a vote of the stockholders through solicitation or otherwise.

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27      Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Forrester Research, Inc.


                             By: /s/ GEORGE F. COLONY
                                ------------------------------
                             George F. Colony
                             Chairman of the Board, President, and
                             Chief Executive Officer

                             Date:  May 15, 1998




                             By: /s/ SUSAN M. WHIRTY
                                 -----------------------------
                             Susan M. Whirty
                             Chief Financial Officer, Vice President, Operations (principal financial and accounting officer)

                             Date:  May 15, 1998