Form 10-Q
period 1998-06-30
FORRESTER RESEARCH INC
filed 1998-08-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998

or

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

Yes [x]      No [ ]

      As of August 10, 1998, 8,553,012 shares of the registrant's common stock were outstanding.

                           FORRESTER RESEARCH, INC.

                              INDEX TO FORM 10-Q


                                                                Page
                                                                ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                   3

           Consolidated Balance Sheets at June 30,
           1998 and December 31, 1997                             3

           Consolidated Statements of Income for the
           Three and  Six Months Ended June 30, 1998
           and 1997                                               4

           Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1998 and 1997            5



           Notes to Consolidated Financial Statements             6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                             8

ITEM 3.    Quantitative and Qualitative Disclosure About          8
           Market Risk

PART II.   OTHER INFORMATION                                     13

ITEM 1.    Legal Proceedings                                     13

ITEM 2.    Changes in Securities                                 13

ITEM 3.    Defaults Upon Senior Securities                       13

ITEM 4.    Submission of Matters to a Vote of                    13
           Security-Holders

ITEM 5.    Other Information                                     13

ITEM 6.    Exhibits and Reports on Form 8-K                      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                    ASSETS

                                                          JUNE 30,  DECEMBER 31,
                                                            1998       1997
CURRENT ASSETS:
  Cash and cash equivalents                               $ 2,809    $ 7,742
  Marketable securities                                    54,509     47,172
  Accounts receivable, net                                 13,628     11,193
  Deferred commissions                                      1,768      1,368
  Prepaid income taxes                                        440        520
  Prepaid expenses and other current assets                 2,333      1,052
                                                          -------    -------
      Total current assets                                 75,487     69,047
                                                          -------    -------

    Property and equipment, net                             7,341      4,489
                                                          -------    -------
      Total assets                                        $82,828    $73,536
                                                          =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $ 1,561    $ 1,273
  Customer deposits                                           219        279
  Accrued expenses                                          3,404      3,661
  Accrued income taxes                                        623        623
  Deferred revenue                                         30,851     27,074
  Deferred income taxes                                       243        121
                                                          -------    -------
      Total current liabilities                            36,901     33,031
                                                          -------    -------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
   Authorized--500,000 shares
   Issued and outstanding--none                                 -          -
  Common stock, $.01 par value
   Authorized--25,000,000 shares
   Issued and outstanding--8,529,406 shares and 8,391,829
     shares at June 30, 1998 and December 31, 1997,
     respectively                                              85         84
  Additional paid-in capital                               36,783     34,353
  Retained earnings                                         8,968      6,008
  Unrealized gain on marketable securities                     91         60
                                                          -------    -------
      Total stockholders' equity                           45,927     40,505
                                                          -------    -------
      Total liabilities and stockholders' equity          $82,828    $73,536
                                                          =======    =======

                           See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              1998        1997      1998       1997
REVENUES:
  Core research                              $11,202     $ 7,121    $ 21,671  $13,299
  Advisory services and other                  3,841       2,005       6,503    3,998
                                             -------     -------    --------  -------
      Total revenues
                                              15,043       9,126      28,174   17,297
                                             -------     -------    --------  -------
OPERATING EXPENSES:
  Cost of services and fulfillment             5,782       3,081      10,610    5,998
  Selling and marketing                        5,078       3,298       9,845    6,426
  General and administrative                   1,642       1,014       3,199    1,835
  Depreciation and amortization                  648         272       1,179      505
                                             -------     -------    --------  -------

      Total operating expenses                13,150       7,665      24,833   14,764
                                             -------     -------    --------  -------

      Income from operations                   1,893       1,461       3,341    2,533

OTHER INCOME                                     715         583       1,431    1,227
                                             -------     -------    --------  -------

      Income before income tax provision       2,608       2,044      4,772     3,760

INCOME TAX PROVISION                             991         829      1,812     1,527
                                             -------     -------    --------  -------

      Net income                             $ 1,617     $ 1,215    $ 2,960   $ 2,233
                                             =======     =======    =======   =======

BASIC NET INCOME PER COMMON SHARE            $  0.19     $  0.15    $  0.35   $  0.27
                                             =======     =======    =======   =======

DILUTED NET INCOME PER COMMON SHARE          $  0.17     $  0.14    $  0.32   $  0.25
                                             =======     =======    =======   =======

BASIC WEIGHTED AVERAGE COMMON SHARES           8,496       8,310      8,466     8,305
OUTSTANDING                                  =======     =======    =======   =======

DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                    9,510       8,809      9,292     8,804
                                             =======     =======    =======   =======

                        See accompanying notes.

                        FORRESTER RESEARCH, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,960      $  2,233
  Adjustments to reconcile net income to net
  cash provided by operating activities-
   Depreciation and amortization                            1,179           505
   Deferred income taxes                                      121          (160)
   Accretion of discount on marketable securities             (16)         (325)
   Unrealized loss on available-for-sale
   securities                                                  31           (71)
   Changes in assets and liabilities-
     Accounts receivable                                   (2,435)       (1,193)
     Deferred commissions                                    (400)          290
     Prepaid expenses and other current assets             (1,201)         (638)
     Accounts payable                                         288           (61)
     Customer deposits                                        (60)           75
     Accrued expenses                                        (256)         (202)
     Deferred revenue                                       3,777         3,538
                                                          -------      --------
         Net cash provided by operating
         activities                                         3,988         3,991
                                                          -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                 (4,031)       (1,237)
  Purchase of marketable securities                      (186,860)     (120,371)
  Proceeds from sales and maturities of
   marketable securities                                  179,539        84,840
                                                          -------      --------
         Net cash used in investing
         activities                                       (11,352)      (36,768)
                                                          -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Tax effect of stock options                                 748             -
  Net proceeds of stock options exercised
   and employee stock purchase plan                         1,683           177
                                                          -------      --------
         Net cash provided by financing
         activities                                         2,431           177
                                                          -------      --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (4,933)      (32,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              7,742        34,382
                                                          -------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,809      $  1,782
                                                          =======      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                              $   280      $  1,839
                                                          =======      ========

                        See accompanying notes.

                        FORRESTER RESEARCH, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998, or any other period.

Note 2 - Earnings Per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. Accordingly, the prior years' weighted average common shares outstanding and net income per common share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

Basic net income per common share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. Reconciliation of basic to diluted weighted average shares outstanding are as follows (in thousands):



                                          Three Months Ended         Six Months Ended
                                          June 30,   June 30,        June 30,   June 30,
                                           1998        1997           1998        1997
Basic weighted average common shares
outstanding                                8,496      8,310          8,466      8,305
Weighted average common equivalent
shares                                     1,014        499            826        499
                                           -----      -----          -----      -----
Diluted weighted average shares
outstanding                                9,510      8,809          9,292      8,804
                                           -----      -----          -----      -----


As of June 30, 1998 and 1997, 14,384 and 865 stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

Note 3 - Comprehensive Income

Comprehensive income for the three-month periods ended June 30, 1998 and 1997 was approximately $1,623,000 and $1,336,000, respectively. The difference between comprehensive income and net income relates to unrealized gains on marketable securities.

Note 4 - New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP No. 98-1 prospectively beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP No. 98-5 beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

      Memberships to Forrester's Strategy Research Services and Quantitative Research Service ("Research Services") are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue. Strategy Research Services revenues are recognized pro rata on a monthly basis over the contract period. Quantitative Research Services revenues are recognized upon delivery of the research. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and in conjunction with Quantitative Research and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships to Research Services, and the contracts for such purchases are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

      The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, technology, and strategy groups, and other administrative functions of the Company.

      The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the annualized fees payable under all core research and advisory service contracts in effect at a given point in time, without regard to the remaining duration of such contracts. Agreement value increased 20% to $56.0 million at June 30, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 2% of agreement value at June 30, 1998. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 78% of Forrester's client companies with memberships expiring during the 12 month period ended June 30, 1998 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                    1998        1997         1998        1997

Core research                          74%         78%          77%         77%
Advisory services and other            26          22           23          23
                                      ---         ---          ---         ---
Total revenues                        100         100          100         100

Cost of services and fulfillment       38          34           38          35
Selling and marketing                  34          36           35          37
General and administrative             11          11           11          10
Depreciation and amortization           4           3            4           3
                                      ---         ---          ---         ---

Income from operations                 13          16           12          15
Interest income                         5           6            5           7
                                      ---         ---          ---         ---

Income before income tax provision     18          22           17          22
Provision for income taxes              7           9            6           9
                                      ---         ---          ---         ---

Net income                             11%         13%          11%         13%
                                      ===         ===          ===         ===



THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

      REVENUES. Total revenues increased 65% to $15.0 million in the three months ended June 30, 1998 from $9.1 million in the three months ended June 30, 1997. Revenues from core research increased 57% to $11.2 million in the three months ended June 30, 1998 from $7.1 million in the three months ended June 30, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,113 at June 30, 1998 from 927 at June 30, 1997, the introduction of four new Strategy Research Services and a Quantitative Research Service since June 30, 1997, and sales of additional Strategy Research Services to existing clients. No single client company accounted for more than 3% of revenues for the three months ended June 30, 1998.

      Advisory services and other revenues increased 92% to $3.8 million in the three months ended June 30, 1998 from $2.0 million in the three months ended June 30, 1997. This increase was primarily attributable to the addition of two new Forum events held in April and May 1998 and demand for the Partners and Strategy Review Programs.

      Revenues attributable to customers outside the United States increased 50% to $3.3 million in the three months ended June 30, 1998 from $2.2 million in the three months ended June 30, 1997, and decreased as a percentage of total revenues to 22% for the three months ended June 30, 1998 from 24% for the three months ended June 30, 1997. The increase in revenues was due primarily to the addition of direct international sales personnel. The decrease as a percentage of total revenue resulted from additional domestic revenue derived from the two new forum events held in the United States during the quarter. The Company invoices its international clients in U.S. dollars.

      COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 38% in the three months ended June 30, 1998 from 34% in the three months ended June 30, 1997. These expenses increased 88% to $5.8 million in the three months ended June 30, 1998 from $3.1 million in the three months ended June 30, 1997. The expense increase and increase as a percentage of total revenues in this period were principally due to additional expenses associated with two new forum events in the quarter, increased analyst staffing for Research Services and related compensation expense, and the cost of survey services related to the Quantitative Research Service.

      SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 34% in the three months ended June 30, 1998 from 36% in the three months ended June 30, 1997. These expenses increased 54% to $5.1 million in the three months ended June 30, 1998 from $3.3 million in the three months ended June 30, 1997. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's direct sales force.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the three months ended June 30, 1998 and 1997. These expenses increased 62% to $1.6 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology and strategy groups, and investment in the Company's infrastructure.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 138% to $648,000 in the three months ended June 30, 1998 from $272,000 in the three months ended June 30, 1997. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

      OTHER INCOME. Other income, consisting primarily of interest income, increased to $715,000 in the three months ended June 30, 1998 from $583,000 in the three months ended June 30, 1997 due to an increase in the Company's cash and marketable securities balances resulting from positive cash flows from operations.

      PROVISION FOR INCOME TAXES. During the three months ended June 30, 1998, the Company recorded a tax provision of $991,000, reflecting an effective tax rate of 38.0%. During the three months ended June 30, 1997, the Company recorded a tax provision of $829,000, reflecting an effective tax rate of 40.6%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      REVENUES. Total revenues increased 63% to $28.2 million in the six months ended June 30, 1998 from $17.3 million in the six months ended June 30, 1997. Revenues from core research increased 63% to $21.7 million in the six months ended June 30, 1998 from $13.3 million in the six months ended June 30, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,113 at June 30, 1998 from 927 at June 30, 1997, the introduction of two new Strategy Research Services and a Quantitative Research Service since June 30, 1997, and sales of additional Strategy Research Services to existing clients. No single client company accounted for more than 3% of revenues for the six months ended June 30, 1998.

      Advisory services and other revenues increased 63% to $6.5 million in the six months ended June 30, 1998 from $4.0 million in the six months ended June 30, 1997. This increase was primarily attributable to the addition of two new Forum events held in April and May 1998 and demand for the Partners and Strategy Review Programs.

      Revenues attributable to customers outside the United States increased 48% to $5.9 million in the six months ended June 30, 1998 from $4.0 million in the six months ended June 30, 1997. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 21% for the six months ended June 30, 1998 from 22% for the six months ended June 30, 1997. The increase in revenues was due primarily to the addition of direct international sales personnel. The decrease as a percentage of total revenue resulted from additional domestic revenues derived from the two new U.S. forum events held during the six-month period ended June 30, 1998. The Company invoices its international clients in U.S. dollars.

      COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 38% in the six months ended June 30, 1998 from 35% in the six months ended June 30, 1997. These expenses increased 77% to $10.6 million in the six months ended June 30, 1998 from $6.0 million in the six months ended June 30, 1997. The expense increase and increase as a percentage of total revenues in this period were principally due to expenses associated with two new events in the quarter, increased analyst staffing for Research Services and related compensation expense, and the cost of survey services related to the Quantitative Research Service.

      SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the six months ended June 30, 1998 from 37% in the six months ended June 30, 1997. These expenses increased 53% to $9.8 million in the six months ended June 30, 1998 from $6.4 million in the six months ended June 30, 1997. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of the Company's direct sales force.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the six months ended June 30, 1998 from 10% in the six months ended June 30, 1997. These expenses increased 74% to $3.2 million in the six months ended June 30, 1998 from $1.8 million in the six months ended June 30, 1997. The increase in expenses and expense as a percentage of total revenue was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups, and investment in the Company's infrastructure, including new financial systems.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 133% to $1.2 million in the six months ended June 30, 1998 from $505,000 in the six months ended June 30, 1997. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

      OTHER INCOME. Other income, consisting primarily of interest income, increased to $1.4 million in the six months ended June 30, 1998 from $1.2 million in the six months ended June 30, 1997, due to an increase in the Company's cash balances resulting from positive cash flows from operations.

      PROVISION FOR INCOME TAXES. During the six months ended June 30, 1998, the Company recorded a tax provision of $1.8 million, reflecting an effective tax rate of 38.0%. During the six months ended June 30, 1997, the Company recorded a tax provision of $1.5 million, reflecting an effective tax rate of 40.6%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 74% of the Company's revenues for the three months ended June 30, 1998, are annually renewable and are generally payable in advance. The Company generated $4.0 million in cash from operating activities during the six-month periods ended June 30, 1998 and 1997.

      During the six-month period ended June 30, 1998, the Company used $11.4 million of cash in investing activities, consisting of $4.0 million for purchases of property and equipment and $7.4 million for net purchases of marketable securities. The significant increase in purchases of property and equipment was primarily due to computer equipment purchases to support additional headcount, investment in infrastructure, and leasehold improvements to support business growth, including the Amsterdam, Netherlands office. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

      As of June 30, 1998, the Company had cash and cash equivalents of $2.8 million and $54.5 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company has recently opened an office in Amsterdam, Netherlands. The Company plans to introduce new Strategy Research Services and events, and to continue to invest in its infrastructure and personnel over the next three to 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

      Management is currently assessing the extent to which its computer systems, software applications, and product offerings are year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to systems enhancements for the year 2000 compliance. The Company currently expects to have all systems prepared and tested for year 2000 by January 1999. The total costs to be incurred for all year 2000-related projects are not expected to have a material impact on future results from operations.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
The Annual Meeting of Stockholders ("Meeting") was held on May 12, 1998. At such meeting, the stockholders elected the following persons as Class II Directors of the Board of Directors by the following votes:

                         Total Vote For           Total Vote Withheld
                         Each Director            From Each Director
                         -------------            ------------------

George R. Hornig         8,281,431                4,912

Henk W. Broeders         8,281,431                4,912

George F. Colony's term of office as a Class I Director continued after the meeting. Robert M. Galford and Michael H. Welles' terms of office as Class III Directors continued after the meeting.

ITEM 5.  OTHER INFORMATION
Under the Company's By-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no earlier than 90 days before the 1999 Annual Meeting and no later than 60 days prior to the 1999 Annual Meeting. Under recent changes to the Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by 60 days prior to the 1999 Annual Meeting, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting notwithstanding the Company's By-laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       27      Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Forrester Research, Inc.


                               By: /s/ GEORGE F. COLONY
                                   --------------------
                                       George F. Colony
                                       Chairman of the Board, President, and
                                       Chief Executive Officer

                                       Date:  August 14, 1998




                               By:  /s/ SUSAN M. WHIRTY
                                    -------------------
                                        Susan M. Whirty
                                        Chief Financial Officer, Vice President,
                                        Operations (principal financial and
                                        accounting officer)

                                        Date:  August 14, 1998