Form 10-Q
period 1998-09-30
FORRESTER RESEARCH INC
filed 1998-11-16
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 1998.

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

Yes [X]      No [ ]

     As of November 4, 1998, 8,578,556 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                  3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1998 and 1997                           4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997                                  5

          Notes to Consolidated Financial Statements                         6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk         14


PART II.  OTHER INFORMATION                                                  14

ITEM 1.   Legal Proceedings                                                  14

ITEM 2.   Changes in Securities                                              14

ITEM 3.   Defaults Upon Senior Securities                                    14

ITEM 4.   Submission of Matters to a Vote of Security-Holders                14

ITEM 5.   Other Information                                                  14

ITEM 6.   Exhibits and Reports on Form 8-K                                   14

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                   FORRESTER RESEARCH, INC.

                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)

                                     ASSETS
                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1998          1997
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 5,186       $ 7,742
   Marketable securities                                                       55,450        47,172
    Accounts receivable, net                                                   16,508        11,193
   Deferred commissions                                                         2,026         1,368
   Prepaid income taxes                                                            --           520
   Prepaid expenses and other current assets                                    2,464         1,052
                                                                              -------       -------
         Total current assets                                                  81,634        69,047
                                                                              -------       -------

    Property and equipment, net                                                 7,877         4,489
                                                                              -------       -------
         Total assets                                                         $89,511       $73,536
                                                                              =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $ 1,432       $ 1,273
   Customer deposits                                                              291           279
   Accrued expenses                                                             4,090         3,661
   Accrued income taxes                                                           924           623
   Deferred revenue                                                            33,707        27,074
   Deferred income taxes                                                          329           121
                                                                              -------       -------
         Total current liabilities                                             40,773        33,031
                                                                              -------       -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                  --            --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,561,717 shares and 8,391,829
       shares at September 30, 1998 and December 31, 1997, respectively            86            84
   Additional paid-in capital                                                  37,480        34,353
   Retained earnings                                                           10,842         6,008
   Unrealized gain on marketable securities                                       330            60
                                                                              -------       -------
         Total stockholders' equity                                            48,738        40,505
                                                                              -------       -------
         Total liabilities and stockholders' equity                           $89,511       $73,536
                                                                              =======       =======

                             See accompanying notes.


                                 FORRESTER RESEARCH, INC.

                             CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           1998          1997          1998         1997
REVENUES:
   Core research                                         $12,354       $ 8,033       $34,026       $21,332
   Advisory services and other                             2,716         2,084         9,219         6,082
                                                         -------       -------       -------       -------
         Total revenues                                   15,070        10,117        43,245        27,414
                                                         -------       -------       -------       -------

OPERATING EXPENSES:
   Cost of services and fulfillment                        5,212         3,383        15,822         9,381
   Selling and marketing                                   5,194         3,516        15,039         9,942
   General and administrative                              1,647         1,214         4,846         3,049
   Depreciation and amortization                             760           348         1,939           853
                                                         -------       -------       -------       -------

         Total operating expenses                         12,813         8,461        37,646        23,225
                                                         -------       -------       -------       -------

         Income from operations                            2,257         1,656         5,599         4,189

OTHER INCOME                                                 765           586         2,196         1,813
                                                         -------       -------       -------       -------

         Income before income tax provision                3,022         2,242         7,795         6,002

INCOME TAX PROVISION                                       1,148           910         2,961         2,437
                                                         -------       -------       -------       -------

         Net income                                      $ 1,874       $ 1,332       $ 4,834       $ 3,565
                                                         =======       =======       =======       =======

BASIC NET INCOME PER COMMON SHARE                        $  0.22       $  0.16       $  0.57       $  0.43
                                                         =======       =======       =======       =======

DILUTED NET INCOME PER COMMON SHARE                      $  0.20       $  0.15       $  0.52       $  0.40
                                                         =======       =======       =======       =======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           8,555         8,359         8,495         8,323
                                                         =======       =======       =======       =======

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         9,491         8,901         9,358         8,804
                                                         =======       =======       =======       =======

                             See accompanying notes.


                                 FORRESTER RESEARCH, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   4,834        $   3,565
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                       1,939              853
     Deferred income taxes                                                 208             (130)
     Accretion of discount on marketable securities                         --             (429)
     Unrealized loss on available-for-sale securities                      270               (8)
     Changes in assets and liabilities
       Accounts receivable                                              (5,315)          (4,062)
       Deferred commissions                                               (658)             173
       Prepaid expenses and other current assets                          (892)            (905)
       Accounts payable                                                    159             (100)
       Customer deposits                                                    13              310
       Accrued expenses                                                    428               29
       Accrued income taxes                                                301             (227)
       Deferred revenue                                                  6,633            6,427
                                                                     ---------        ---------
              Net cash provided by operating activities                  7,920            5,496
                                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (5,328)          (2,642)
   Purchase of marketable securities                                  (244,175)        (216,529)
   Proceeds from sales and maturities of marketable securities         235,898          180,591
                                                                     ---------        ---------
              Net cash used in investing activities                    (13,605)         (38,580)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax effect of stock options                                             856               --
   Net proceeds of stock options exercised and employee
     stock purchase plan                                                 2,273              598
                                                                     ---------        ---------

              Net cash provided by financing activities                  3,129              598
                                                                     ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,556)         (32,486)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                          7,742           34,382
                                                                     ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   5,186        $   1,896
                                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                        $     770        $   2,865
                                                                     =========        =========


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998, or any other period.

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


                                                       Three Months Ended      Nine Months Ended

                                                      Sept. 30,   Sept. 30,   Sept. 30,   Sept 30,
                                                        1998        1997        1998        1997

Basic weighted average common shares outstanding       8,555       8,359       8,495       8,323
Weighted average common equivalent shares                936         542         863         481
                                                       -----       -----       -----       -----

Diluted weighted average shares outstanding            9,491       8,901       9,358       8,804
                                                       -----       -----       -----       -----

As of September 30, 1998 and 1997, 357,500 and 71,773 stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

Note 3 - Comprehensive Income

Comprehensive income for the three-month periods ended September 30, 1998 and 1997 was approximately $2,113,000 and $1,395,000, respectively. The difference between comprehensive income and net income relates to unrealized gains on marketable securities.

Note 4 - New Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP No. 98-1 prospectively beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company will adopt SOP No. 98-5 beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, management of growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based research services, dependence on key personnel, risks associated with anticipating market trends, year 2000 readiness, new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Memberships to Forrester's Strategy Research Services and Quantitative Research Service ("Research Services") are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue. Strategy Research Services revenues are recognized pro rata on a monthly basis over the contract period. Quantitative Research Services revenues are recognized upon delivery of the research. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and in conjunction with Quantitative Research and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships to Research Services, and the contracts are also generally payable in advance. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

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

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Agreement value increased 30% to $60.6 million at September 30, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 3% of agreement value at September 30, 1998. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 76% of Forrester's client companies with memberships expiring during the 12 month period ended September 30, 1998 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:


                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                         1998      1997      1998      1997

Core research                             82%       79%       79%       78%
Advisory services and other               18        21        21        22
                                         ---       ---       ---       ---
Total revenues                           100       100       100       100

Cost of services and fulfillment          35        34        37        34
Selling and marketing                     34        35        35        37
General and administrative                11        12        11        11
Depreciation and amortization              5         3         4         3
                                         ---       ---       ---       ---

Income from operations                    15        16        13        15
Interest income                            5         6         5         7
                                         ---       ---       ---       ---

Income before income tax provision        20        22        18        22
Provision for income taxes                 8         9         7         9
                                         ---       ---       ---       ---

Net income                                12%       13%       11%       13%
                                         ===       ===       ===       ===


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     REVENUES. Total revenues increased 49% to $15.1 million in the three months ended September 30, 1998 from $10.1 million in the three months ended September 30, 1997. Revenues from core research increased 54% to $12.4 million in the three months ended September 30, 1998 from $8.0 million in the three months ended September 30, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,142 at September 30, 1998 from 982 at September 30, 1997, the introduction of three new Strategy Research Services and a Quantitative Research Service since September 30, 1997, and sales of additional Strategy Research Services to existing clients. No single client company accounted for more than 3% of revenues for the three months ended September 30, 1998.

     Advisory services and other revenues increased 30% to $2.7 million in the three months ended September 30, 1998 from $2.1 million in the three months ended September 30, 1997. This increase was primarily attributable to demand for the Partners and Strategy Review Programs.

     Revenues attributable to customers outside the United States increased 46% to $3.0 million in the three months ended September 30, 1998 from $2.1 million in the three months ended September 30, 1997, and decreased as a percentage of total revenues to 20% for the three months ended September 30, 1998 from 21% for the three months ended September 30, 1997. The increase in international revenues was due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in the three months ended September 30, 1998 from 34% in the three months ended September 30, 1997. These expenses increased 54% to $5.2 million in the three months ended September 30, 1998 from $3.4 million in the three months ended September 30, 1997. The expense increase and increase as a percentage of total revenues in this period were principally due to increased analyst staffing for Research Services and related compensation expense, and the cost of survey services related to the Quantitative Research Service.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 34% in the three months ended September 30, 1998 from 35% in the three months ended September 30, 1997. These expenses increased 48% to $5.2 million in the three months ended September 30, 1998 from $3.5 million in the three months ended September 30, 1997. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the three months ended September 30, 1998 from 12% in the three months ended September 30, 1997. These expenses increased 36% to $1.6 million in the three months ended September 30, 1998 from $1.2 million in the three months ended September 30, 1997. The expense increase was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups, and investment in the Company's infrastructure, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 118% to $760,000 in the three months ended September 30, 1998 from $348,000 in the three months ended September 30, 1997. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME. Other income, consisting primarily of interest income, increased to $765,000 in the three months ended September 30, 1998 from $586,000 in the three months ended September 30, 1997 due to an increase in the Company's cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 1998, the Company recorded a tax provision of $1.1 million reflecting an effective tax rate of 38%. During the three months ended September 30, 1997, the Company recorded a tax provision of $910,000 reflecting an effective tax rate of 40.5%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     REVENUES. Total revenues increased 58% to $43.2 million in the nine months ended September 30, 1998 from $27.4 million in the nine months ended September 30, 1997. Revenues from core research increased 60% to $34.0 million in the nine months ended September 30, 1998 from $21.3 million in the nine months ended September 30, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,142 at September 30, 1998 from 982 at September 30, 1997, the introduction of three new Strategy Research Services and a Quantitative Research Service since September 30, 1997, and sales of additional Strategy Research Services to existing clients. No single client company accounted for more than 3% of revenues for the nine months ended September 30, 1998.

     Advisory services and other revenues increased 52% to $9.2 million in the nine months ended September 30, 1998 from $6.1 million in the nine months ended September 30, 1997.

This increase was primarily attributable to the addition of two new Forum events held in April and May 1998 and demand for the Partners and Strategy Review Programs.

     Revenues attributable to customers outside the United States increased 48% to $8.9 million in the nine months ended September 30, 1998 from $6.0 million in the nine months ended September 30, 1997. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 21% for the nine months ended September 30, 1998 from 22% for the nine months ended September 30, 1997. The increase in revenues was due primarily to the addition of direct international sales personnel. The decrease as a percentage of total revenue resulted from additional domestic revenue derived from the two new Forum events held domestically during the nine month period ended September 30, 1998. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 37% in the nine months ended September 30, 1998 from 34% in the nine months ended September 30, 1997. These expenses increased 69% to $15.8 million in the nine months ended September 30, 1998 from $9.4 million in the nine months ended September 30, 1997. The expense increase and increase as a percentage of total revenues in this period was principally due to expenses associated with two new forum events, increased analyst staffing for Strategy Research Services and related compensation expense, and the cost of survey services related to the Quantitative Research Service.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the nine months ended September 30, 1998 from 37% in the nine months ended September 30, 1997. These expenses increased 51% to $15.0 million in the nine months ended September 30, 1998 from $9.9 million in the nine months ended September 30, 1997. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the nine months ended September 30, 1998 and September 30, 1997. These expenses increased 59% to $4.8 million in the nine months ended September 30, 1998 from $3.0 million in the nine months ended September 30, 1997. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups, and investment in the Company's infrastructure, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 127% to $1.9 million in the nine months ended September 30, 1998 from $853,000 in the nine months ended September 30, 1997. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME. Other income, consisting primarily of interest income, increased to $2.2 million in the nine months ended September 30, 1998 from $1.8 million in the nine months ended September 30, 1997, due to an increase in the Company's cash balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1998, the Company recorded a tax provision of $3.0 million, reflecting an effective tax rate of 38%. During the nine months ended September 30, 1997, the Company recorded a tax provision of $2.4 million, reflecting an effective tax rate of 40.5%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate and investments in tax-exempt instruments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. Memberships for core research, which constituted approximately 82% of the Company's revenues for the three months ended September 30, 1998, are annually renewable and are generally payable in advance. The Company generated $7.9 million and $5.5 million in cash from operating activities during the nine-month periods ended September 30, 1998 and 1997, respectively.

     During the nine-month period ended September 30, 1998, the Company used $13.6 million of cash in investing activities, consisting of $5.3 million for purchases of property and equipment and $8.3 million for net purchases of marketable securities. The significant increase in purchases of property and equipment was primarily due to computer equipment purchases to support additional headcount, investment in infrastructure, and leasehold improvements to support business growth, including the Amsterdam, Netherlands office. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     As of September 30, 1998, the Company had cash and cash equivalents of $5.2 million and $55.4 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company has recently opened an office in Amsterdam, Netherlands. The Company plans to introduce new Research Services and Forums, and to continue to invest in its infrastructure and personnel over the next three to 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits, rather than four, to represent a year. Data-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner may yield incorrect results when processing a Year 2000 date.

The Company's State of Readiness

     The Company is implementing a broad-based remediation effort to address the Year 2000 problem. This effort consists of the following three stages: (i) survey and assess the Company's operations for Year 2000 compliance, (ii) execute the necessary software and hardware remedial changes and (iii) test the remediation efforts to ensure Year 2000 compliance. There can be no assurance that the Company's survey will identify all Year 2000 problems in these areas or that the necessary corrective actions will be completed in a timely manner.

     The first stage of the effort, a survey and assessment of the Company's operations for Year 2000 compliance, has been completed. The Company identified three areas of operations where the Year 2000 problem could arise:

* EXTERNAL PRODUCT DELIVERY SYSTEMS. This includes the Company's three main platforms for electronic product delivery: Forrester's website, FTP site, and Lotus Notes system.

* INTERNAL INFORMATION TECHNOLOGY SYSTEMS. This includes the Company's MIS functions, customer service applications, and production systems.

* THIRD PARTY VENDORS AND SERVICE PROVIDERS. This includes a review of the Company's third-party service providers and vendors to establish their readiness for the Year 2000 problem and assess any risks to the Company. Material third-party service providers and vendors include: printers, mailing houses, and CD ROM duplicators.

     This survey included a review of the Year 2000 compliance of the Company's European Research Center. The Company's external product delivery systems and internal information technology systems are also utilized by the European Research Center. A survey of the European Research Center's non-IT facilities, technology, and third-party service providers is now underway.

     The Company is currently implementing the second stage, executing the software and hardware changes necessary to remediate potential Year 2000 problems identified in the survey. The Year 2000 compliance of the Company's external product delivery systems and internal information technology systems ultimately depends upon the delivery of Year 2000 compliant systems from the Company's vendors. The Company is working closely with these vendors to ensure the timely delivery of Year 2000 compliant systems. The Company's Lotus Notes system is fully Year 2000 compliant and the Company anticipates that the release of updated versions of its website and FTP site will bring these external delivery systems into Year 2000 compliance in the fourth quarter of 1998. The Company's MIS systems are fully compliant and vendor supplied upgrades for the Company's customer service applications and production systems are due in the fourth quarter of 1998. The Company's survey of non-IT facilities technology indicated that these systems are currently Year 2000 compliant due to the absence of date sensitive microcontrollers.

     During this second stage the Company is also assessing the Company's vulnerability to the Year 2000 problems of third-party vendors and service providers. The Company relies on third-party suppliers to deliver primarily printing services, mailing services, and CD ROM duplication. The Company expects to complete its review of these suppliers Year 2000 readiness by the end of 1998. The Company intends to continuously identify and prioritize critical service providers and vendors and communicate with them about their plans and progress in addressing the Year 2000 problem.

     The final stage of the Company's Year 2000 efforts, the internal testing of all systems, is also currently underway. In the fourth quarter of 1998 the Company expects to complete testing of its internal information technology systems. The Company anticipates that all testing for Year 2000 compliance will be complete by mid-1999.

The Company's Year 2000 Risk

     Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant by mid-1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. In addition, the survey has indicated that the Company's compliance will require the delivery of upgrades by various vendors and any failure to deliver these upgrades in a timely manner will adversely affect the Company's readiness for the Year 2000 problem. The Company relies on the Internet for its external distribution systems and any failure of the Internet due to Year 2000 issues could adversely affect the Company.

The Company's Contingency Plans

     The Company has not created a formal contingency plan for Year 2000 problems. The Company intends to take appropriate actions to mitigate the effects of third parties' failures to remediate their Year 2000 issues and for unexpected failures in its own systems. The Company has made arrangements for some alternate suppliers and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position, or cash flow.

Costs of Year 2000 Remediation

     As of September 30, 1998, the Company has not incurred material costs related to the Year 2000 problem. In the future, the Company may incur small incremental costs in connection with the upgrades of its external delivery systems and internal information technology systems. The Company has not deferred other information technology projects due to Year 2000 expenses, and does not expect to defer such projects in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Under the Company's By-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting - other than one that will be included in the Company's proxy materials must notify the Company no earlier that 90 days before the 1999 Annual Meeting and no later than 60 days prior to the 1999 Annual Meeting. Under recent changes to the Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by 60 days prior to the 1999 Annual Meeting, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting notwithstanding the Company's By-laws.

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

                                      Forrester Research, Inc.


                                      By: /s/ George F. Colony
                                         --------------------------------------
                                      George F. Colony
                                      Chairman of the Board, President, and
                                      Chief Executive Officer

                                      Date:  November 13, 1998




                                      By: /s/ Susan M. Whirty
                                         --------------------------------------
                                      Susan M. Whirty
                                      Chief Financial Officer, Vice President,
                                      Operations (principal financial and
                                      accounting officer)


                                      Date: November 13, 1998