Form 10-K
period 1998-12-31
FORRESTER RESEARCH INC
filed 1999-03-31
CIK 1023313

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1998 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $353 million.

     As of March 5, 1999, 8,787,470 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 1998 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. ("Forrester" or the "Company") is a leading independent research firm offering products and services that help its clients assess the effect of technology on their businesses. The Company provides analysis and insight into a broad range of technology areas such as electronic commerce and the Internet, computing, software, networking, and telecommunications, and projects how technology trends will impact businesses, consumers, and society. Forrester's clients, which include senior management, business strategists, and marketing and information technology ("IT") professionals within large enterprises, use Forrester's prescriptive research to understand and benefit from current developments in technology, and as support for their development and implementation decisions.

     Forrester offers its clients annual memberships to core research that is organized into three coverage areas: Internet Commerce, Corporate Technology, and Technographics(R) Data & Analysis ("Coverage Areas"). Each Coverage Area includes research lenses ("Lenses") that each contain focused selections of core research relevant to specific business issues and technology topics. These issues and topics include the impact that the application of technology may have on financial results, investment priorities, organizational effectiveness, and staffing requirements. Forrester also provides advisory services to a limited number of clients to help them explore in greater detail the issues and topics covered by the core research.

     Forrester targets its products and services to both large enterprises and technology vendors. As of December 31, 1998, Forrester's research was delivered to 1,271 client companies. No single client company accounted for over 3% of the Company's revenues during the year ended December 31, 1998. Approximately 75% of Forrester's client companies with memberships expiring during the year ended December 31, 1998 renewed one or more memberships for the Company's products and services.

     The Company was incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996. In addition to its headquarters in Cambridge, Massachusetts, the Company opened a European Research Center in Amsterdam, Netherlands, in April 1998.

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

     The strategic use of technology, the widening scope of decision-making, the speed of change, and the complexity of decisions make it difficult for organizations to efficiently generate research and analysis on their own. Costly incremental resources -- time and expertise -- are required for successful analysis and implementation of technology. Poor decisions can be costly and detrimental to an organization's competitive position. Consequently, demand is growing for external sources of expertise that provide independent, vendor-neutral business advice on how to benefit from technology change. Research firms that provide tactical product assessment or customized consulting are often too narrow in their perspectives to satisfy this demand. Business leaders as well as technology users require comprehensive research that can anticipate, assess, and interpret major trends. Forrester believes there is a growing need for thematic, prescriptive analysis of technology that appeals to senior management, business strategists, and marketing and IT professionals, and helps organizations improve their strategic planning processes, leverage technology change, and gain competitive advantage.

THE FORRESTER SOLUTION

     Forrester addresses the growing demand for thematic, prescriptive analysis of technology by providing business-focused research to senior management, business strategists, and marketing and IT professionals. The Company's research methodology analyzes complex technology issues and delivers prescriptive analysis and advice in each of the Coverage Areas and Lenses. This research helps large enterprises make informed decisions that positively affect competitive strategy and business performance, reduce risk, and manage cost. Although Forrester's research is user-focused, IT vendors also use Forrester's research for marketing, product positioning, and market planning.

     Forrester differentiates its products and services from those offered by other research firms by:

          PROVIDING SOPHISTICATED ELECTRONIC DELIVERY. Forrester's eResearch(TM) helps clients succeed in today's world of real-time information and communication by leveraging the Internet's most sophisticated capabilities. Offering advanced personalization features, downloadable data and graphics, and intuitive navigation, eResearch provides clients with the access and flexibility that are necessary to make the most of the Company's ideas and analysis.

          ADDRESSING NEEDS OF BUSINESS EXECUTIVES. Forrester's core research and advisory services blend analysis of technology with related business issues to enable senior management to better use technology for competitive advantage. Unlike narrowly-focused, tactically-based research that assesses products and components, Forrester's research provides a strategic view of the impact of technology on long-term business plans.

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

          PROVIDING A BROAD VIEW OF TECHNOLOGY CHANGE. Forrester's research approach provides an integrated, cross-disciplinary view of technologies and their impact throughout organizations and industries. The Company's research methodology ensures that a coherent, thematic analysis is consistently delivered to clients. Forrester's broad perspective can be contrasted with narrowly-defined, specifically tailored technology assessments.

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

STRATEGY

     Forrester seeks to capitalize on the growing demand for technology research, analysis, and advice. To achieve this goal, Forrester has adopted the following strategies:

          OPTIMIZE NEW TECHNOLOGY. The Company recently re-architected its core research deliverables to capitalize on advanced new electronic and Internet technologies. Forrester's interactive, electronic research, specifically designed for electronic delivery, leverages the full capabilities of the Internet and offers advanced personalization features, downloadable data and graphics, and intuitive navigation. The Company believes that this initiative, known as eResearch, distinguishes Forrester as an innovator in providing electronic research that enables organizations to use technology strategically to gain and sustain competitive advantage.

          LEVERAGE CORE RESEARCH. By focusing on sales of its stand-alone core research, the Company can deliver value to its clients and can increase its revenues without having to provide ongoing and direct analyst support. The Company intends to continue to introduce new research Lenses and to provide advisory services that build upon the analysis and recommendations set forth in the research to enhance sales of that research.

          EXPAND CLIENT BASE AND PENETRATE EXISTING ACCOUNTS. The Company believes that its current offerings of products and services, and anticipated new products and services, can continue to be successfully marketed and sold to new client companies, as well as to new organizations within existing client companies. Forrester currently targets senior management, business strategists, and marketing and IT professionals within Global 2,500 companies. The Company seeks to expand its international audience by targeting select geographic markets. The Company also aims to increase the number of Lenses that each client purchases through increased marketing of new and current products and services.

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

PRODUCTS AND SERVICES

     Forrester's principal products are annually renewable memberships to core research in three main Coverage Areas: Internet Commerce, Corporate Technology, and Technographics Data & Analysis. Internet Commerce addresses the challenges of leveraging the Internet for sales, trade, marketing, and content delivery; Corporate Technology analyzes the strategic and organizational issues related to developing and managing corporate technology infrastructures, products, and applications; Technographics Data & Analysis delivers quantitative research addressing how today's technologies impact consumer attitudes and behavior. Additionally, Forrester provides advisory services through the Partner's Program which provides clients with a proactive relationship with the Company's analysts to develop strategies for meeting specific corporate goals. The Company also hosts the Forrester Forum Series, conferences devoted to leading technology issues. The Forrester Forum, the Company's major event, is a two-day conference held annually in Boston, Massachusetts. In addition, the Company intends to host two Forum events in Amsterdam, the Netherlands and four other Forum events in the United States during 1999. The Company works with each client to design a portfolio ("Forrester Portfolio") of relevant research, advisory services, and Forum seats to address each client's specific business objectives.

COVERAGE AREAS AND LENSES

     The Company's Coverage Areas and Lenses provide ongoing research and analysis on the developments, information, and activities in the technology industry. The Company employs a consistent research methodology to analyze technology issues, address related business issues, and offer recommendations and action plans. While each Lens addresses a specific technology area, collectively they present complementary, consistent research themes and provide comprehensive coverage of relevant technology issues faced by the Company's clients. Businesses are able to supplement and extend internal resources with current, thorough, and focused analysis and recommendations. In addition, technology vendors are able to augment and test competitive, new product, marketing, and sales plans against Forrester's independent analysis and advice.

The following table summarizes the Coverage Areas and Lenses:

               CORPORATE TECHNOLOGY                                   SAMPLE TOPICS
               --------------------                                   -------------
LEVEL ONE LENS
CORPORATE TECHNOLOGY -- analyzes internal computing  CIO "must read" research Outsourcing strategies
and communication architectures, technology that     IT architecture & planning Corporate telecom
connects companies to business partners and          strategies Intranets, groupware, & corporate
customers, and the impact of emerging technologies   e-mail
on software, development, telecommunications,
packaged applications, networks, data management,
and supply chain technologies
LEVEL TWO LENSES
APPLICATIONS, DEVELOPMENT, & DATA -- analyzes data   Application development & tools Application
management, application development, and software    integration Data management & analysis
architecture in the era of intranets, extranets,     Intranets, groupware, & corporate e-mail
and the Internet to guide clients to more informed   Software components & middleware
software decisions
COMPUTING, NETWORKS, & COMMUNICATIONS -- analyzes    IT architecture & planning Systems & network
the future of public carrier networks, IP            management Corporate hardware & operating
standardization, extensions of IT infrastructure to  systems Corporate LAN/Intranet infrastructure
business partners, the evolution of computing        Corporate WAN/Internet infrastructure
platforms, and guides IT executives in how to
architect and manage their corporation's computing
and communications infrastructure
IT LEADERSHIP -- analyzes how senior executives can  CIO "must read" research IT architecture &
maximize the business benefits of technology and     planning IT's corporate role IT organization IT
guides them in making effective decisions about      spending Outsourcing strategies
strategic direction, investment priorities,
resources management, and outsourcing
LEVEL THREE LENSES
SUPPLY CHAIN TECHNOLOGY -- analyzes supply chain     Business-to-business market models Supply chain
architectures and applications, as well as how to    systems Partner/intermediary technologies
adopt business practices, organizational             Application integration
structures, and a collaborative culture that
support the supply chain business model to help
companies address the challenges of supply chain
implementation

               CORPORATE TECHNOLOGY                                   SAMPLE TOPICS
               --------------------                                   -------------

FUTURE OF PUBLIC NETWORKS -- analyzes the            Public network infrastructure
Internet's impact on telecom, the effects of         Public network services
deregulation, wireless networking, mergers and       Carrier strategies
acquisitions, and public networking on carriers and  Consumer network services
their service to provide carriers, ISPs, network     Web site hosting
equipment makers, and software makers

TECHNOLOGY SERVICES & OUTSOURCING -- analyzes        Outsourcing strategies
global sourcing strategies in the era of Internet    Traditional systems & applications outsourcing
commerce and helps clients to determine and manage   Web site development outsourcing
the appropriate combination of internal              Business practice outsourcing
capabilities, outsourcers, and integrators to gain   Web site hosting
competitive advantage and cut costs

EUROPEAN CORPORATE TECHNOLOGIES -- analyzes the      European IT management
future of IT in Europe for global and                European IT infrastructure
European-based corporations to enable clients to     IT organization
choose technology strategies, infrastructures,       IT's corporate role
vendors, and partners that are appropriate for       Corporate telecom strategies
European operations

IT ORGANIZATIONS & BUDGETS -- analyzes IT budget     IT organization
projections and organizations to enable clients to   IT spending
align IT organizations more tightly with other       IT staffing
business units and to accurately budget, project,    European IT management
and staff for IT initiatives

                 INTERNET COMMERCE                                    SAMPLE TOPICS
                 -----------------                                    -------------

LEVEL ONE LENS
--------------
INTERNET COMMERCE -- analyzes the selection and      On-line retail market & business models
management of the consumer and corporate             On-linefinance market & business models
technologies that enable Internet commerce, how to   Advertising on-line
implement the changes in organization, training,     Commerce integration
and internal collaboration that Internet commerce    Site design, search, & analysis tools
requires and how to provide strategies for
companies that are leveraging the Internet to
enhance their business-to-business and/or
business-to-consumer sales

LEVEL TWO LENSES
----------------
ON-LINE FINANCIAL SERVICES -- analyzes retail        On-line finance market & business models
financial services, focusing on interactive and      On-line retail market & business models
consumer technologies, strategies for effective      Customer service
marketing and customer service, and technology's     Personalization
impact on how consumers spend, save, and invest

NEW MEDIA -- analyzes the development of both        Advertising on-line
on-line media and entertainment and non-Internet     Portals
media properties to help businesses build on-line    Personalization
business models, plan strategies for marketing and   Interactive TV
advertising, and to understand the growth and        New media market & business models
behavior of the global Internet audience


                 INTERNET COMMERCE                                         SAMPLE TOPICS
                 -----------------                                         -------------
ON-LINE RETAIL -- analyzes the technologies,              On-line retail market & business models
marketing and promotion strategies, and on-line           Customer service
merchandising that support business-to-consumer           Sell-side commerce applications
eCommerce to help consumer marketing executives           Commerce integration
understand how to sell goods and services over the
Internet

BUSINESS TRADE ON-LINE -- analyzes the impact of          Partner/intermediary market & business models
electronic markets on how businesses trade goods          Customer service
and services to help clients develop                      Customer management applications
business-to-business strategies to help increase          Business-to-business market & business models
profits, lower costs, and drive greater market
share

LEVEL THREE LENSES
BRANDING & ADVERTISING ON-LINE -- analyzes the            Advertising on-line
integration of on-line advertising into businesses        Portals
marketing strategies and helps companies develop          Personalization
and implement effective on-line advertising,              Interactive TV
promotion, and marketing strategies to drive site
traffic and bolster brand awareness

SITE DESIGN & MANAGEMENT -- analyzes server               Site design, search, & analysis tools
software developments that deliver fast site              Content creation & management
navigation and multi-media content as well as             Web site development outsourcing
topics related to personalization, dynamic content,       Personalization
Java, and dynamic HTML

FUTURE OF TV & ENTERTAINMENT -- analyzes the impact       Entertainment market & business models
of technology on consumers' leisure activities and        New media market & business models
the TV, music, and entertainment industries               Interactive TV
                                                          Entertainment technologies & digital TV

CONSUMER TECHNOLOGY -- enables companies to               Consumer hardware & operating systems
understand evolving consumer requirements for             Consumer network services
communication, information, and entertainment and         Entertainment technologies & digital TV
to create products and services that fit consumer         Interactive TV
needs

EUROPEAN INTERNET COMMERCE -- analyzes the size,          European Internet commerce market & business models
pace, and distribution of Internet growth in Europe       Personalization
and its impact on European businesses and consumers       Commerce integration

COMMERCE TECHNOLOGY -- analyzes the vendors and           Sell-side commerce applications
technologies needed to effectively buy and sell           Buy-side commerce applications
products and to serve customers more effectively          Commerce integration
on-line                                                   Buy-side systems
                                                          Partner/intermediary technologies

          TECHNOGRAPHICS DATA & ANALYSIS                                   SAMPLE TOPICS
          ------------------------------                                   -------------
LEVEL ONE LENS
TECHNOGRAPHICS DATA & ANALYSIS -- provides a              Digital TV & related devices
combination of continuous quantitative survey data,       On-line brokerage
consumer segmentation, and technology insight to          On-line v. traditional retail
help clients develop effective marketing, media,
and product strategies for today's competitive
marketplace

LEVEL TWO LENSES
TECHNOGRAPHICS: PERSONAL FINANCE -- analyzes the          On-line brokerage
implications of consumer demand for on-line               On-line banking
financial services and helps clients to target the        Personal financial services
most receptive consumer segments for new financial
products and services, to understand how on-line
financial services change consumers' relationships
with providers, and to stay ahead of industry
trends

TECHNOGRAPHICS: RETAIL AND MEDIA -- analyzes the           Travel industry on-line
role of the Internet in all stages of the buying           On-line retail models
process: the way consumers gather information, make
decisions, transact, and maintain a post-sale
relationship

TECHNOGRAPHICS: CONSUMER TECHNOLOGY -- analyzes            Near PCs
consumer demand for technology products and                Networks and infrastructure
connectivity, the services that link consumer              Digital TV& related devices
devices such as TVs, PCs, and telephones to
networks and other devices
LEVEL THREE LENS

TECHNOGRAPHICS: BENCHMARK RESEARCH -- provides             Technographics annual benchmark survey
clients with the basic quantitative survey data            Young adults survey
drawn from the Company's annual survey of 100,000          Media '99
North American households

     Each client that purchases research in the Corporate Technology and Internet Commerce Coverage Areas receives a combination of the following:
Forrester Reports that deliver concise, forward-looking, analysis of a significant technology topic, and Forrester Briefs that offer succinct, timely, examinations of current industry developments, written as events demand. Level One Lens clients receive approximately 100 reports and 150 briefs; Level Two Lens clients receive approximately 50 reports and 75 briefs; Level Three Lens clients receive approximately 20 reports and 40 briefs.

     Each client that purchases research in the Technographics Data & Analysis Coverage Area receives report sets ("Report Sets") that contain a combination of the following: Forrester Reports, quantitative survey data, Microsoft PowerPoint presentations of the quantitative data, and Forrester Briefs offering timely examinations of the survey data. Level One Lens clients receive approximately 14 Reports Sets; Level Two Lens clients receive approximately four Report Sets, and Level Three Lens clients receive one Report Set.

ADVISORY SERVICES AND EVENTS

     Forrester provides advisory services to a limited number of clients through its Partners Program. This program leverages Forrester's research expertise to address clients' long-term planning issues and align Forrester's core research and insight with specific business goals. As of December 31, 1998, 121 client companies were members of the Partners Program and 390 client companies were members of the Strategy

Review Program. In addition to research Lenses, clients purchasing a membership to the Partners Program receive a series of one-day meetings and conference calls with Forrester analysts that address long-range planning, technology decision-making, and strategic management best practices.

     The Company also hosts the Forrester Forum in Boston each year. The Forum brings together more than 500 senior executives for a two-day conference to network with their peers and hear major figures from the technology industry and leaders from other business sectors discuss the impact of technology change on business. In addition, the Company intends to host two Forum events in Amsterdam, the Netherlands and four other Forum events in the United States during 1999.

PRICING AND CONTRACT SIZE

     The prices for Forrester's core research are a function of the number of Lenses purchased and the number of research recipients within the client organization. The average contract for annual memberships sold to Forrester clients for core research, excluding annual memberships for core research in connection with Forrester's Partners Program and Strategy Review Program, for the year ended December 31, 1998 was approximately $29,500 and for the year ended December 31, 1997 was approximately $22,300. The prices for Forrester's Partners Program are also a function of the number of Lenses purchased, the number of research recipients within the client organization, and the amount and type of advisory services. All Partners Program memberships sold include core research. The average contract for annual memberships sold to Forrester clients for the Partners Program for the year ended December 31, 1998 was approximately $124,200 and for the year ended December 31, 1997 was approximately $107,200. The average contract for annual memberships sold to Forrester clients for the Strategy Review Program for the year ended December 31, 1998 was approximately $53,900 and for the year ended December 31, 1997 was approximately $42,800.

     Forrester believes that the agreement value of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value grew to $69.1 million at December 31, 1998 from $46.6 million at December 31, 1997.

RESEARCH AND ANALYSIS

     Forrester employs a structured and consistent methodology across the Company's research Lenses. Forrester's methodology enables the Company to identify and analyze emerging technology trends, markets, and audiences, and ensures consistent research quality and recommendations across all Lenses. The Company's research is thematic in approach: Forrester Reports are composed around major technology trends, not isolated technology review and assessment. Research themes apply throughout different research Reports, within Lenses, and across Coverage Areas.

     Forrester's research process subjects initial ideas to research, analysis, and rigorous validation, and produces conclusions, predictions, and recommendations. In the Corporate Technology and Internet Commerce Coverage Areas, Forrester employs several different primary research methods: confidential interviews with early adopters of new technology, technology vendors, consumers, and users and vendors in related technology areas; regular briefings with vendors to review current positions and future directions; and input from clients and third parties gathered during advisory sessions. In the Technographics Data & Analysis Coverage Area, Forrester combines the Company's qualitative research methodology with traditional survey research methodologies such as correlations, frequencies, cross-tabulations, and multi-variant statistics to produce Reports, quantitative survey data, and Forrester Briefs. The Company retains a third-party data vendor for data collection and tabulation.

     Reports begin with discussion sessions with analysts. Analysts test ideas throughout the Report process at informal and weekly research meetings. At the final stage of the research process, senior analysts meet to test the conclusions of each Report. Also, each Report is reviewed by an independent analyst as an additional quality check and to ensure clarity and readability by all clients -- especially those lacking strong technology backgrounds. All research is reviewed and graded by Forrester's senior research management.

     The knowledge and experience of Forrester's analysts are critical elements of the Company's ability to provide high-quality research and analysis. Forrester analysts have varied backgrounds mirroring all facets of the industry -- vendor and user marketing and development, entrepreneurs, financial services, and journalism. The Forrester culture and compensation system foster a dedication to high-quality research.

     All members of Forrester's research staff participate in the Company's incentive compensation bonus plan. Each employee's performance against individual and team goals determines an eligible bonus that is funded by the Company's overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality research, and advisory services support to clients. Analysts, research directors, and research management are eligible to receive equity awards under the Company's incentive stock plans.

SALES AND MARKETING

     Forrester has made a substantial investment in its direct sales force to better serve clients and address additional markets. The Company's direct sales force, comprised of 92 sales representatives as of December 31, 1998, consists of account managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional products and services to existing clients, account executives who develop new business in assigned territories, and regional sales directors who focus on high-level client contact and service.

     Forrester sells its products and services through its headquarters in Cambridge, Massachusetts and its European headquarters in Amsterdam, the Netherlands. Forrester also uses seven local independent sales representatives to market and sell its products and services internationally. These independent third-party representatives cover the following territories: Australia, Brazil, France, Italy, Spain, South Africa, and Korea.

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

     As of December 31, 1998, Forrester's research was delivered to 1,271 client companies. No single client company accounted for over 3% of the Company's revenues for the year ended December 31, 1998.

COMPETITION

     Forrester believes that the principal competitive factors in its industry include quality of research and analysis, timely delivery of information, the ability to offer products that meet the changing needs of organizations for research and analysis, independence from vendors, customer service, and price. The Company believes it competes favorably with respect to each of these factors. Additionally, the Company believes that its business-focused review of emerging technologies and high-level, easy-to-read research format distinguish it from its competitors.

     The Company competes in the market for technology research products and services with other independent providers of similar services. Forrester's principal direct competitor in IT research is Gartner Group, Inc., which has a substantially longer operating history, is significantly larger, and has considerably greater financial resources and market share than the Company. Numerous other companies, including META Group, Inc., provide IT research and analysis. In addition, the Company's indirect competitors include the internal planning and marketing staffs of the Company's current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. The Company's indirect competitors could choose to compete directly against the Company in the future. In addition, there are relatively few barriers to entry into the Company's market and new competitors could readily seek to compete against the Company in one or more market segments addressed by the Company's research. Increased competition could adversely affect the Company's operating results through pricing pressure and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 1998, Forrester employed a total of 311 persons, including 98 research staff, 138 sales and marketing personnel, and 75 operations personnel.

EXECUTIVE OFFICERS

     Listed below are the executive officers of the Company:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
George F. Colony.......................  45    Chairman of the Board, President, and Chief Executive
                                               Officer
Richard C. Belanger....................  33    Chief Technology Officer
William M. Bluestein, Ph.D.............  41    Vice President, Corporate Strategy and Development
John W. Boynton........................  33    Vice President, Business Development
Emily Nagle Green......................  41    Managing Director, Forrester Research B.V.
Mary A. Modahl.........................  36    Vice President, Research
Timothy M. Riley.......................  47    Vice President, Strategic Growth
Jon D. Schwartz........................  39    Vice President, North American Sales
Susan M. Whirty, Esq...................  41    Chief Financial Officer, Vice President of Operations,
                                               and General Counsel
Stuart D. Woodring.....................  38    Vice President, Research

     George F. Colony, founder of the Company, has served as President and Chief Executive Officer since its inception in July 1983.

     Richard C. Belanger became the Company's Chief Technology Officer in May 1998. Prior to joining the Company, from 1996 to 1998, Mr. Belanger served as Vice President of Interactive Media and Vice President of Technology for Mainspring Communications, an Internet strategy research consulting firm. He was Vice President of Technology at Information Access Company, an on-line information provider, from 1995 to 1996, and Vice President of Information Services at Information Access Center, formerly Ziff-Davis Technical Information Company, from 1992 to 1995.

     William M. Bluestein, Ph.D., currently serves as Vice President, Corporate Strategy and Development. He was previously the Company's Group Director, New Media Research from 1995 to 1997, Director and Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, and Director and Senior Analyst with the Company's Computing Strategies from 1990 to 1993.

     John W. Boynton currently serves as Vice President, Business Development. He was Director, Business Development in 1997. Prior to joining the Company, Mr. Boynton was a Senior Associate with Mercer Management Consulting, a global strategy consulting firm from 1995 to 1997, and Co-founder and President of CompTek International, Inc., a networking and telecommunications products and services distributor based in the former Soviet Union, from 1990 to 1995.

     Emily Nagle Green became the Company's Managing Director, Forrester Research B.V. in January 1998. She was previously Director, People & Technology Strategies, from 1996 to 1998. Prior to joining the Company, Ms. Green was Vice President of Marketing and Sales at Point of View, Inc., a video technology training firm, from 1994 to 1995, and Vice President of Strategic Marketing for ADC Fibermux, a computer networking hardware manufacturer, from 1991 to 1994.

     Mary A. Modahl currently serves as Vice President, Research. She was previously Vice President, New Media Research from 1997 to 1998, Group Director, New Media Research, from 1995 to 1997, Director and

Senior Analyst with the Company's People & Technology Strategies from 1994 to 1995, and Senior Analyst with the Company's Computing Strategies from 1993 to 1994.

     Timothy M. Riley became the Company's Vice President, Strategic Growth in 1997. Prior to joining the Company, Mr. Riley served as the Vice President of Human Resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as Director of Human Resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

     Jon D. Schwartz currently serves as the Company's Vice President, North American Sales. He was previously Director, Worldwide Sales from 1995 to 1997, and Director of the Company's North American Sales from 1993 to 1995.

     Susan M. Whirty, Esq. is currently Chief Financial Officer, Vice President of Operations, and General Counsel. Ms. Whirty has served as the Company's Chief Financial Officer since May 1998. She was previously Vice President, Operations and General Counsel from 1997 to 1998, and Director, Operations and General Counsel from 1993 to 1997.

     Stuart D. Woodring currently serves as Vice President, Research. He was previously Vice President, Information Technology Research from 1997 to 1998, Group Director, Information Technology Research from 1995 to 1997, Director of the Company's Information Technology Research services from 1994 to 1995 and Director with the Company's Software Strategies from 1990 to 1994.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in approximately 55,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in January 2001. The Company has the option to extend this lease for up to two additional terms of five years each.

     The Company's European headquarters are located in approximately 1,385 square meters of office space in Amsterdam, the Netherlands. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in February 2003.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "FORR" since its initial public offering at $16.00 per share on November 26, 1996. On March 5, 1999, the closing price of the Company's common stock was $40.13 per share.

     As of March 5, 1999 there were approximately 34 stockholders of record of the Company's common stock.

     The following table represents the ranges of high and low sale prices of the Company's common stock for the fiscal years ended December 31, 1997 and 1998:

                                       1998                        1997
                               --------------------        --------------------
                                HIGH          LOW           HIGH          LOW
                                ----          ---           ----          ---

First Quarter................  $35.88        $18.50        $29.13        $18.00
Second Quarter...............   43.75         28.75         32.88         15.50
Third Quarter................   42.63         29.50         32.25         26.38
Fourth Quarter...............   44.00         23.75         27.75         22.75


     The Company did not declare or pay any dividends during the fiscal years ended December 31, 1997 and 1998. The Company anticipates that future earnings, if any, will be retained for the development of its business, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements which are included herein.

                                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                 1994         1995         1996         1997         1998
                                              ----------   ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research.............................  $    6,363   $   10,150   $   18,206   $   30,431   $   46,842
  Advisory services and other...............       3,336        4,439        6,757        9,990       14,725
                                              ----------   ----------   ----------   ----------   ----------
         Total revenues.....................       9,699       14,589       24,963       40,421       61,567
                                              ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Cost of services and fulfillment..........       3,424        5,486        8,762       13,698       22,038
  Selling and marketing.....................       3,593        5,643        8,992       14,248       20,896
  General and administrative................       1,045        1,389        2,509        4,500        6,688
  Depreciation and amortization.............         150          287          618        1,209        2,763
                                              ----------   ----------   ----------   ----------   ----------
         Total operating expenses...........       8,212       12,805       20,881       33,655       52,385
                                              ----------   ----------   ----------   ----------   ----------
    Income from operations..................       1,487        1,784        4,082        6,766        9,182
Interest income.............................         125          339          634        2,515        2,957
                                              ----------   ----------   ----------   ----------   ----------
Income before income tax provision..........       1,612        2,123        4,716        9,281       12,139
Income tax provision........................          73           96          712        3,683        4,592
                                              ----------   ----------   ----------   ----------   ----------
    Net income..............................       1,539        2,027        4,004   $    5,598   $    7,547
                                                                                     ==========   ==========
Pro forma income tax adjustment.............         583          739        1,198
                                              ----------   ----------   ----------
Pro forma net income........................  $      956   $    1,288   $    2,806
                                              ==========   ==========   ==========
Basic net income per common share...........  $     0.26   $     0.34   $     0.65   $     0.67   $     0.89
                                              ==========   ==========   ==========   ==========   ==========
Diluted net income per common share.........  $     0.26   $     0.34   $     0.62   $     0.63   $     0.81
                                              ==========   ==========   ==========   ==========   ==========
Basic pro forma net income per common
  share.....................................  $     0.16   $     0.21   $     0.45
                                              ==========   ==========   ==========
Diluted pro forma net income per common
  share.....................................  $     0.16   $     0.21   $     0.44
                                              ==========   ==========   ==========
Basic weighted average common shares
  outstanding...............................   6,000,000    6,000,000    6,191,667    8,339,381    8,520,475
Diluted weighted average common shares
  outstanding...............................   6,000,000    6,000,000    6,425,718    8,851,251    9,371,853

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities................................  $    4,764   $    7,518   $   44,640   $   54,914   $   66,483
Working capital.............................  $      528   $      991   $   31,291   $   36,016   $   45,720
Total assets................................  $    8,784   $   15,426   $   56,782   $   73,536   $  100,518
Stockholders' equity........................  $    1,120   $    2,047   $   33,762   $   40,505   $   53,533

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

     Memberships to Forrester's Strategy Research and Quantitative Research are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are initially recorded as deferred revenue. Strategy Research revenues are recognized pro rata on a monthly basis over the term of the contract. Quantitative Research revenue is recognized upon delivery of the research. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and in conjunction with Quantitative Research and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships. Billings attributable to advisory services are initially recorded as deferred revenues and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with production and delivery of the Company's products and services, and include the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, and technology groups, and other administrative functions of the Company.

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 48% to $69.1 million at December 31, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 3% of agreement value at December 31, 1998. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 75% of Forrester's client companies with memberships expiring during the year ended December 31, 1998 renewed one or more memberships for the Company's products and services. The renewal rate was 80% for 1997. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1996      1997      1998
                                                              ----      ----      ----
Core research...............................................   73%       75%       76%
Advisory services and other.................................   27        25        24
                                                              ---       ---       ---
Total revenues..............................................  100       100       100
Cost of services and fulfillment............................   35        34        36
Selling and marketing.......................................   36        35        34
General and administrative..................................   10        11        11
Depreciation and amortization...............................    3         3         4
                                                              ---       ---       ---
Income from operations......................................   16        17        15
Interest income.............................................    3         6         5
                                                              ---       ---       ---
Income before income tax provision..........................   19        23        20
Provision for income taxes..................................    3         9         8
                                                              ---       ---       ---
Net income..................................................   16%       14%       12%
                                                                        ===       ===
Pro forma income tax adjustment.............................    5
                                                              ---
Pro forma net income........................................   11%
                                                              ===

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     REVENUES. Total revenues increased 52% to $61.6 million in the year ended December 31, 1998 from $40.4 million in the year ended December 31, 1997. Revenues from core research increased 54% to $46.8 million in the year ended December 31, 1998 from $30.4 million in the year ended December 31, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of clients to 1,271 at December 31, 1998 from 1,029 at December 31, 1997, sales of additional Research Services to existing clients, and the introduction of five new Research Services and one new Quantitative Research Service since January 1, 1997.

     Advisory services and other revenues increased 47% to $14.7 million in the year ended December 31, 1998 from $10.0 million in the year ended December 31, 1997. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of three new Forums in 1998.

     Revenues attributable to customers outside the United States increased 44% to $12.6 million in the year ended December 31, 1998 from $8.8 million in the year ended December 31, 1997, and decreased as a percentage of total revenues to 21% for the year ended December 31, 1998 from 22% for the year ended December 31, 1997. The increase in international revenues was primarily due to the Company's opening of an office in Amsterdam, Netherlands in April 1998, and the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

     Agreement value grew to $69.1 million at December 31, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 3% of agreement value at December 31, 1998, or 3% of revenues for the year ended December 31, 1998.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 36% in the year ended December 31, 1998 from 34% in the year ended December 31, 1997. These expenses increased 61% to $22.0 million in the year ended December 31, 1998 from $13.7 million in the year ended December 31, 1997. The increase in expense and expense as a percentage of total revenues was principally due to increased analyst staffing for Research Services and related compensation expense and the addition of three new Forum events held in 1998.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 34% in the year ended December 31, 1998 from 35% in the year ended December 31, 1997. These expenses increased 47% to $20.9 million in the year ended December 31, 1998 from $14.2 million in the year ended December 31, 1997. The decrease as a percentage of total revenues resulted principally from the larger revenue base in 1998. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expense associated with increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the years ended December 31, 1998 and December 31, 1997. These expenses increased 49% to $6.7 million in the year ended December 31, 1998 from $4.5 million in the year ended December 31, 1997. The increase in expenses was principally due to staffing increases and costs associated with the Amsterdam office.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 129% to $2.8 million in the year ended December 31, 1998 from $1.2 million in the year ended December 31, 1997. The increase in this expense was principally due to investments in the Company's IT infrastructure, and costs associated with the opening of the Amsterdam office.

     INTEREST INCOME. Interest income increased to $3.0 million in the year ended December 31, 1998 from $2.5 million in the year ended December 31, 1997. This increase resulted from the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the year ended December 31, 1998, the Company recorded a tax provision of $4.6 million reflecting an effective tax rate of 37.8%. During the year ended December 31, 1997, the Company recorded a tax provision of $3.7 million reflecting an effective tax rate of 39.7%. The decrease in effective tax rate resulted from a reduction in the Company's effective state tax rate, investments in tax-exempt instruments, and the formation of a foreign sales corporation.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     REVENUES. Total revenues increased 62% to $40.4 million in the year ended December 31, 1997 from $25.0 million in the year ended December 31, 1996. Revenues from core research increased 67% to $30.4 million in the year ended December 31, 1997 from $18.2 million in the year ended December 31, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of clients to 1,029 at December 31, 1997 from 885 at December 31, 1996 and the introduction of six new Strategy Research Services since January 1, 1996. Revenues from the Company's Quantitative Research Service were not material in 1997.

     Advisory services and other revenues increased 48% to $10.0 million in the year ended December 31, 1997 from $6.8 million in the year ended December 31, 1996. This increase was primarily attributable to demand for the Partners and Strategy Review Programs and the addition of two new Forums in 1997.

     Revenues attributable to customers outside the United States increased 66% to $8.8 million in the year ended December 31, 1997 from $5.3 million in the year ended December 31, 1996, and also increased as a percentage of total revenues to 22% for the year ended December 31, 1997 from 21% for the year ended December 31, 1996. These increases were due primarily to the addition of direct international sales personnel. The Company invoices its international clients in U.S. dollars.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the year ended December 31, 1997 from 10% in the year ended December 31, 1996. These expenses increased 79% to $4.5 million in the year ended December 31, 1997 from $2.5 million in the year ended December 31, 1996. The increases in expense and expense as a percentage of total revenues were principally due to staffing increases in operations and IT, the addition of a human resources department, and investment in the Company's infrastructure, including new financial systems.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through funds generated from operations. The Company generated $12.3 million in cash from operating activities during 1998 compared with $11.9 million of cash from operating activities during 1997. In 1998, the positive cash flow effect from an increase in income and depreciation was offset primarily by an increase in accounts receivable.

     In 1998, the Company used $14.8 million of cash in investing activities, consisting of $6.1 million for the purchase of property and equipment, and $8.7 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     In 1998, the Company generated a net $5.2 million in cash from financing activities. This includes proceeds of $2.5 million from stock option exercises, $657,000 of proceeds from the Employee Stock Purchase Plan, and $2.0 million from the tax benefit of stock transactions with employees. In December 1996, the Company received $33.2 million from the sale of 2,300,000 shares of common stock in its initial public offering.

     As of December 31, 1998, the Company had cash and cash equivalents of $10.4 million and $56.1 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company currently plans to introduce new products and services, and to continue to invest in its infrastructure over the next three to 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

YEAR 2000 DISCLOSURE

     THE COMPANY'S STATE OF READINESS. The Company is implementing a broad-based remediation effort to address the year 2000 problem. This effort consists of the following three stages: (i) survey and assess the Company's operations for year 2000 compliance; (ii) execute the necessary software and hardware remedial changes; and (iii) test the remediation efforts to ensure year 2000 compliance. There can be no assurance that the Company's survey will identify all year 2000 problems in these areas or that the necessary corrective actions will be completed in a timely manner.

     The first stage of the effort, a survey and assessment of the Company's operations for year 2000 compliance, has been completed. The Company identified three areas of operations where the year 2000 problem could arise:

          External product delivery systems. This includes the Company's three main platforms for electronic product delivery: Forrester's web site, FTP site, and Lotus Notes system.

          Internal information technology systems. This includes the Company's MIS functions, customer service applications, and production systems.

          Third-party vendors and service providers. This includes a review of the Company's third-party vendor and service providers to establish their readiness for the year 2000 problem and assess any risks to the Company. Material third-party vendor and service providers include: printers, mailing houses, and CD-ROM duplicators.

     This survey included a review of the year 2000 compliance of the Company's Amsterdam office. The Company's external product delivery systems, internal information technology systems, and a number of third-party vendors and service providers are also utilized by the Amsterdam office. The Company continues to monitor and review non-IT facilities and third-party vendors that are used exclusively by the European Research Center.

     The Company is currently implementing the second stage, executing the software and hardware changes necessary to remediate potential year 2000 problems identified in the survey. The year 2000 compliance of the Company's external product delivery systems and internal information technology systems ultimately depends upon the delivery of year 2000 compliant systems from the Company's vendors. The Company is working closely with these vendors to ensure the timely delivery of year 2000 compliant systems. The Company's Lotus Notes system is fully year 2000 compliant, and the Company has updated its web site and FTP site to bring these external delivery systems into year 2000 compliance. The Company's MIS systems are fully compliant and vendor supplied upgrades for the Company's customer service applications and production systems have been delivered and will be installed during the second quarter of 1999. The Company's survey of non-IT facilities technology, which included a review of the elevator, HVAC, security, and energy management systems, indicated that these systems are currently year 2000 compliant due to the absence of date-sensitive microcontrollers.

     During this second stage the Company is also assessing its vulnerability to year 2000 problems of third-party vendors and service providers. The Company relies on third-party suppliers primarily to deliver printing services, mailing services, Internet and web-hosting services, and CD-ROM duplication. The Company intends to continuously identify and prioritize critical service providers and vendors and communicate with them about their plans and progress in addressing the year 2000 problem.

     The final stage of the Company's year 2000 efforts, the internal testing of all systems, is also currently underway. In the fourth quarter of 1998 the Company completed a successful test of its internal IT systems and intends to continue to test these systems during 1999. The Company anticipates that all testing for year 2000 compliance will be complete by mid-1999.

     THE COMPANY'S YEAR 2000 RISK. Based on the efforts described above, the Company currently believes that its systems will be year 2000 compliant by mid-1999. However, there can be no assurance that all year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. In addition, the survey has indicated that the Company's compliance will require the delivery of upgrades by various vendors, and any failure to deliver these upgrades in a timely manner will adversely affect the Company's readiness for the year 2000 problem. The Company relies on the Internet for its external distribution systems, and any failure of the Internet due to year 2000 issues could adversely affect the Company.

     THE COMPANY'S CONTINGENCY PLANS. The Company is designing a contingency plan for year 2000 problems. This contingency plan will be in place by mid-1999 and will be designed to mitigate the effects of third parties' failures to remediate their year 2000 issues and for unexpected failures in its own systems. Pursuant to the contingency plan, the Company has made arrangements for some alternate suppliers, such as Internet service providers, and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position, or cash flow.

     COSTS OF YEAR 2000 REMEDIATION. As of December 31, 1998, the Company has not incurred material costs related to the year 2000 problem. In the future, the Company may incur small incremental costs in connection with the upgrades of its external delivery systems and internal information technology systems. The Company has not deferred other information technology projects due to year 2000 expenses and does not expect to defer such projects in the future.

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

     MANAGEMENT OF GROWTH. The Company's growth has placed significant demands on its management and other resources. The Company's revenues increased approximately 52% to $61.6 million in 1998 from $40.4 million in 1997. The Company's staff increased from 240 full-time employees on December 31, 1998 to 311 full-time employees on December 31, 1998. The Company's ability to manage growth, if any, effectively will require it to continue to develop and improve its operational, financial, and other internal systems, as well as its business development capabilities, and to train, motivate, and manage its employees. In addition, the Company may acquire complementary businesses, products, or technologies, although it currently has no commitments or agreements to do so. The Company's management has limited experience integrating acquisitions. If the Company is unable to manage its growth effectively, such inability could have a material adverse effect on the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition, and results of operations.

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

     DEPENDENCE ON RENEWALS OF MEMBERSHIP-BASED RESEARCH SERVICES. The Company's success depends in part upon renewals of memberships for its core research products. Approximately 75% and 76% of the Company's revenues in 1997 and 1998, respectively, were derived from the Company's membership-based core research products. A significant decline in renewal rates for the Company's core research products could have a material adverse effect on the Company's business, financial condition, and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued services of a number of key employees. The loss of key personnel, in particular George F. Colony, the Company's founder and Chairman of the Board of Directors, President, and Chief Executive Officer, could have a material adverse effect on the Company's business, financial condition, and results of operations. In October 1996, the Company entered into a registration rights and non-competition agreement with Mr. Colony, which provides that if Mr. Colony's employment with the Company is terminated he will not compete with the Company for the one-year period following his termination.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     INTEREST RATE SENSITIVITY. The Company maintains an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars (in thousands, except interest rates) are:

                                                  FAIR VALUE AT                          FY 2001 AND
                                                DECEMBER 31, 1998   FY 1999    FY 2000   THEREAFTER
                                                -----------------   -------    -------   -----------
Cash equivalents..............................       $ 9,624        $ 9,624    $    --      $ --
Weighted average interest rate................          4.04%          4.04%        --%       --%
Investments...................................       $56,028        $32,846    $23,004      $177
Weighted average interest rate................          5.57%          5.66%      5.44%     6.39%
Total portfolio...............................       $65,652        $42,470    $23,004      $177
Weighted average interest rate................          5.35%          5.29%      5.44%     6.39%

     FOREIGN CURRENCY EXCHANGE. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures have been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of December 31, 1998, the assets and liabilities related to non-dollar-denominated currencies was approximately $1.5 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 1998 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income......................................  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 1998 Annual Report on Form 10-K. The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement (the "1999 Proxy Statement") for the Company's Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 1999 Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed on Page 20.

          2.  Financial Statements Schedules.  None.

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

                                          Forrester Research, Inc.

                                          By: /s/ GEORGE F. COLONY
                                              ---------------------------------
                                              George F. Colony
                                              Chairman of the Board, President,
                                              and Chief Executive Officer


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

      SIGNATURE                        CAPACITY IN WHICH SIGNED             DATE
      ---------                        ------------------------             ----

/s/ GEORGE F. COLONY                   Chief Executive Officer,            March 27, 1999
---------------------------------      President, and Director of the
George F. Colony                       Company (principal executive
                                       officer)


/s/ SUSAN M. WHIRTY                    Chief Financial Officer             March 27, 1999
---------------------------------      (principal financial and
Susan M. Whirty                        accounting officer)


/s/ ROBERT M. GALFORD                  Member of the Board of Directors    March 27, 1999
---------------------------------
Robert M. Galford


/s/ HENK W. BROEDERS                   Member of the Board of Directors    March 27, 1999
---------------------------------
Henk W. Broeders


/s/ GEORGE R. HORNIG                   Member of the Board of Directors    March 27, 1999
---------------------------------
George R. Hornig


/s/ MICHAEL H. WELLES                  Member of the Board of Directors    March 27, 1999
---------------------------------
Michael H. Welles


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 27, 1999

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                                                                 1997            1998
                                                              -----------    ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,742,094    $ 10,413,986
  Marketable securities.....................................   47,171,975      56,069,332
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $325,000 and $400,000 in 1997
     and 1998, respectively.................................   11,192,887      21,158,040
  Deferred commissions......................................    1,368,106       2,124,292
  Prepaid income taxes......................................      520,018         334,370
  Prepaid expenses and other current assets.................    1,052,326       2,604,834
                                                              -----------    ------------
          Total current assets..............................   69,047,406      92,704,854
                                                              -----------    ------------
Property and equipment, at cost:
  Computers and equipment...................................    3,143,059       5,677,083
  Computer software.........................................    1,003,558       2,765,754
  Furniture and fixtures....................................      778,084       1,249,185
  Vehicle...................................................       30,098          30,098
  Leasehold improvements....................................    1,596,457       2,916,373
                                                              -----------    ------------
          Total property and equipment......................    6,551,256      12,638,493
  Less--accumulated depreciation and amortization...........    2,062,383       4,825,637
                                                              -----------    ------------
          Property and equipment, net.......................    4,488,873       7,812,856
                                                              -----------    ------------
          Total assets......................................  $73,536,279    $100,517,710
                                                              ===========    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,273,046    $  1,433,486
  Customer deposits.........................................      278,726         264,478
  Accrued expenses..........................................    3,660,726       5,050,991
  Accrued income taxes......................................      622,997         932,795
  Deferred revenue..........................................   27,074,379      38,894,149
  Deferred income taxes.....................................      121,330         408,811
                                                              -----------    ------------
          Total current liabilities.........................   33,031,204      46,984,710
                                                              -----------    ------------
Commitments (Note 4)
Stockholders' equity:
  Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none...........................           --              --
  Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,391,829 shares and 8,654,175
      shares in 1997 and 1998, respectively.................       83,918          86,541
  Additional paid-in capital................................   34,353,268      39,574,939
  Retained earnings.........................................    6,007,642      13,554,906
  Accumulated other comprehensive income....................       60,247         316,614
                                                              -----------    ------------
          Total stockholders' equity........................   40,505,075      53,533,000
                                                              -----------    ------------
          Total liabilities and stockholders' equity........  $73,536,279    $100,517,710
                                                              ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                             1996          1997          1998
                                                          -----------   -----------   -----------
Revenues:
  Core research.........................................  $18,205,851   $30,430,972   $46,842,023
  Advisory services and other...........................    6,757,270     9,989,965    14,725,111
                                                          -----------   -----------   -----------
          Total revenues................................   24,963,121    40,420,937    61,567,134
                                                          -----------   -----------   -----------
Operating Expenses:
  Cost of services and fulfillment......................    8,761,718    13,698,175    22,037,828
  Selling and marketing.................................    8,991,794    14,248,287    20,895,597
  General and administrative............................    2,508,845     4,500,102     6,688,368
  Depreciation and amortization.........................      618,290     1,208,606     2,763,254
                                                          -----------   -----------   -----------
          Total operating expenses......................   20,880,647    33,655,170    52,385,047
                                                          -----------   -----------   -----------
          Income from operations........................    4,082,474     6,765,767     9,182,087
  Interest income.......................................      633,798     2,514,889     2,956,878
                                                          -----------   -----------   -----------
          Income before income tax provision............    4,716,272     9,280,656    12,138,965
Income tax provision (Note 3)...........................      712,000     3,682,616     4,591,701
                                                          -----------   -----------   -----------
          Net income....................................    4,004,272   $ 5,598,040   $ 7,547,264
                                                                        ===========   ===========
Pro forma income tax adjustment (Note 3)................    1,198,000
                                                          -----------
Pro forma net income....................................  $ 2,806,272
                                                          ===========
Basic net income per common share.......................  $      0.65   $      0.67   $      0.89
                                                          ===========   ===========   ===========
Diluted net income per common share.....................  $      0.62   $      0.63   $      0.81
                                                          ===========   ===========   ===========
Basic pro forma net income per common share.............  $      0.45
                                                          ===========
Diluted pro forma net income per common share...........  $      0.44
                                                          ===========
Basic weighted average common shares outstanding........    6,191,667     8,339,381     8,520,475
                                                          ===========   ===========   ===========
Diluted weighted average common shares outstanding......    6,425,718     8,851,251     9,371,853
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                  COMMON STOCK                       ACCUMULATED
                              ---------------------   ADDITIONAL        OTHER                          TOTAL
                               NUMBER     $.01 PAR      PAID-IN     COMPREHENSIVE     RETAINED     STOCKHOLDERS'   COMPREHENSIVE
                              OF SHARES     VALUE       CAPITAL         INCOME        EARNINGS        EQUITY           INCOME
                              ---------   --------    ----------    -------------     --------     -------------   -------------
Balance, December 31,
  1995......................  6,000,000    $60,000    $       --       $ 21,696      $ 1,965,527    $ 2,047,223
  Issuance of common stock
    in initial public
    offering, net of
    issuance costs of
    $3,565,947..............  2,300,000     23,000     33,211,053            --               --     33,234,053
  Distributions (Note 3)....         --         --             --            --       (5,560,197)    (5,560,197)
  Net income................         --         --             --            --        4,004,272      4,004,272      $4,004,272
  Unrealized gain on
    marketable securities,
    net of tax provision....         --         --             --        36,404               --         36,404          36,404
                              ---------    -------    -----------      --------      -----------    -----------      ----------
        Total comprehensive
          income............                                                                                          4,040,676
                                                                                                                     ==========
Balance, December 31,
  1996......................  8,300,000     83,000     33,211,053        58,100          409,602     33,761,755
  Issuance of common stock
    under stock option
    plan....................     70,246        702        446,851            --               --        447,553
  Issuance of common stock
    under employee stock
    purchase plan...........     21,583        216        293,306            --               --        293,522
  Tax benefit on exercise of
    stock
    options.................         --         --        402,058            --               --        402,058
  Net income................         --         --             --            --        5,598,040      5,598,040       5,598,040
  Unrealized gain on
    marketable securities,
    net of tax provision....         --         --             --         2,147               --          2,147           2,147
                              ---------    -------    -----------      --------      -----------    -----------      ----------
        Total comprehensive
          income............                                                                                          5,600,187
                                                                                                                     ==========
Balance, December 31,
  1997......................  8,391,829     83,918     34,353,268        60,247        6,007,642     40,505,075
  Issuance of common stock
    under stock option
    plans...................    228,648      2,286      2,532,998            --               --      2,535,284
  Issuance of common stock
    under employee stock
    purchase plan...........     33,698        337        657,403            --               --        657,740
  Tax benefit on exercise of
    stock
    options.................         --         --      2,031,270            --               --      2,031,270
  Net income................         --         --             --            --        7,547,264      7,547,264       7,547,264
  Unrealized gain on
    marketable securities,
    net of tax provision....         --         --             --        88,749               --         88,749          88,749
  Cumulative translation
    adjustment..............         --         --             --       167,618               --        167,618         167,618
                              ---------    -------    -----------      --------      -----------    -----------      ----------
        Total comprehensive
          income............                                                                                         $7,803,631
                                                                                                                     ==========
Balance, December 31,
  1998......................  8,654,175    $86,541    $39,574,939      $316,614      $13,554,906    $53,533,000
                              =========    =======    ===========      ========      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                         1996           1997            1998
                                                      -----------   -------------   -------------

Cash flows from operating activities:
  Net income........................................  $ 4,004,272   $   5,598,040   $   7,547,264
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization..................      618,290       1,208,606       2,763,254
     Deferred income taxes..........................      436,714        (315,384)        287,481
     Accretion of discount on marketable
       securities...................................     (193,152)       (473,845)        (54,810)
     Cumulative translation adjustment..............           --              --         157,740
     Changes in assets and liabilities --
       Accounts receivable..........................   (2,217,514)     (3,092,392)     (9,965,153)
       Deferred commissions.........................     (449,301)        (26,838)       (756,186)
       Prepaid income taxes.........................           --        (520,018)        185,648
       Prepaid expenses and other current assets....     (153,064)       (822,721)     (1,552,508)
       Accounts payable.............................      822,787          72,915         160,440
       Customer deposits............................       41,964         139,433         (14,248)
       Accrued expenses.............................    1,656,296         459,615       1,390,265
       Accrued income taxes.........................      227,037         395,960         309,798
       Deferred revenue.............................    6,457,279       9,257,999      11,819,770
                                                      -----------   -------------   -------------
          Net cash provided by operating
            activities..............................   11,251,608      11,881,370      12,278,755
                                                      -----------   -------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment, net..........   (2,033,157)     (3,226,337)     (6,087,237)
  Purchases of marketable securities................   (8,469,888)   (365,870,837)   (313,236,282)
  Proceeds from sales and maturities of marketable
     securities.....................................    4,962,208     329,432,571     304,482,484
                                                      -----------   -------------   -------------
          Net cash used in investing activities.....   (5,540,837)    (39,664,603)    (14,841,035)
                                                      -----------   -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock
     option plan and employee stock purchase plan,
     including tax benefit on exercise of stock
     options........................................           --       1,143,133       5,224,294
  Net proceeds from initial public stock offering...   33,234,053              --              --
  Distributions to stockholder......................   (5,560,197)             --              --
                                                      -----------   -------------   -------------
          Net cash provided by financing
            activities..............................   27,673,856       1,143,133       5,224,294
                                                      -----------   -------------   -------------
Effect of exchange rate changes on cash and cash
  equivalents.......................................           --              --           9,878
                                                      -----------   -------------   -------------
Net increase (decrease) in cash and cash
  equivalents.......................................   33,384,627     (26,640,100)      2,671,892
Cash and cash equivalents, beginning of year........      997,567      34,382,194       7,742,094
                                                      -----------   -------------   -------------
Cash and cash equivalents, end of year..............  $34,382,194   $   7,742,094   $  10,413,986
                                                      ===========   =============   =============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes........................  $    87,053   $   3,720,000   $   1,117,000
                                                      ===========   =============   =============

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

     The preparation of the accompanying consolidated financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

  Revenue Recognition

     The Company invoices its core research, advisory and other services when an order is received. The gross amount is recorded as accounts receivable and deferred revenue when the client is obligated to pay the invoice. Core research, which represents the monthly distribution of research reports, is recorded as revenue ratably over the term of the agreement as the research is delivered. Advisory and other services are recognized during the period in which the services are performed.

  Deferred Commissions

     Commissions incurred in acquiring new or renewal contracts are deferred and charged to operations as the related revenue is recognized. The Company evaluates the recoverability of deferred commissions at each balance sheet date based on the status of the related contract.

  Net Income and Pro Forma Net Income Per Common Share

     Basic net income per common share and basic pro forma net income per common share are computed by dividing net income or pro forma net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share and diluted pro forma net income per common share are computed by dividing net income or pro forma net income by the diluted weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options.

     Basic and diluted weighted average common shares are as follows:

                                                          1996        1997        1998
                                                        ---------   ---------   ---------

Basic weighted average common shares outstanding......  6,191,667   8,339,381   8,520,475
Weighted average common equivalent shares.............    234,051     511,870     851,378
                                                        ---------   ---------   ---------
Diluted weighted average common shares outstanding....  6,425,718   8,851,251   9,371,853
                                                        =========   =========   =========

     As of December 31, 1997 and 1998, 111,086 and 439,890 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive. As of December 31, 1996, there were no anti-dilutive options.

                            FORRESTER RESEARCH, INC.

  Depreciation

     The Company provides for depreciation, computed using the straight-line method, by charges to income in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                              -------------
Computers and equipment.....................................   3 to 5 Years
Computer software...........................................        3 Years
Furniture and fixtures......................................        7 Years
Vehicles....................................................        5 Years
Leasehold improvements......................................  Life of lease

  Product Development

     All costs associated with the development of new products and services are expensed as incurred.

  Concentration of Credit Risk

     Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. The Company places its investments in highly rated institutions. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

  Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value. The fair market value of marketable securities is based on market quotes. The Company's cash equivalents and marketable securities are generally investment grade corporate bonds and obligations of the federal government or municipal issuers.

  Foreign Currency

     The functional currency of the Company's wholly owned subsidiary in the Netherlands is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive income. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

  Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and the components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying statement of stockholders' equity and comprehensive

                            FORRESTER RESEARCH, INC.

income. The components of accumulated other comprehensive income as of December 31, 1996, 1997, and 1998 are as follows:

                                                         1996       1997        1998
                                                        -------    -------    --------
Unrealized gain on marketable securities, net of
  taxes...............................................  $58,100    $60,247    $148,996
Cumulative translation adjustment.....................       --         --     167,618
                                                        -------    -------    --------
Total accumulated other comprehensive income..........  $58,100    $60,247    $316,614
                                                        =======    =======    ========

New Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 is effective for all fiscal years beginning after December 15, 1998 and requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP No. 98-1 prospectively beginning January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities which requires that all nongovernmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as expenses, in the period incurred.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 1999 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

(2) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all short-term, highly liquid investments with maturities of 90 days or less from the original date of purchase to be cash equivalents.

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities at December 31, 1997 and 1998. Securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 1997 and 1998, these securities consisted of investments in federal and state government obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of other accumulated comprehensive income. There were no trading securities at December 31, 1997 and 1998.

                            FORRESTER RESEARCH, INC.

     At December 31, 1997 and 1998, marketable securities consisted of the following:

                                                                1997           1998
                                                             -----------    -----------

U.S. Treasury notes........................................  $10,025,860    $ 3,560,004
Federal agency obligations.................................   21,772,795     15,125,624
State and municipal bonds..................................   13,131,114     12,335,825
Corporate obligations......................................    2,242,206     25,047,879
                                                             -----------    -----------
                                                             $47,171,975    $56,069,332
                                                             ===========    ===========

     The following table summarizes the maturity periods of marketable securities as of December 31, 1998:

                                             LESS THAN       1 TO 5       5 TO 10
                                              1 YEAR          YEARS        YEARS         TOTAL
                                            -----------    -----------    --------    -----------

U.S. Treasury notes.......................  $ 2,550,164    $ 1,009,840    $     --    $ 3,560,004
Federal agency obligations................    8,924,325      6,125,100      76,199     15,125,624
State and municipal bonds.................    9,451,342      2,884,483          --     12,335,825
Corporate obligations.....................   11,962,138     13,085,741          --     25,047,879
                                            -----------    -----------    --------    -----------
                                            $32,887,969    $23,105,164    $ 76,199    $56,069,332
                                            ===========    ===========    ========    ===========

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1997 and 1998, which were calculated based on specific identification, were not material.

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

     The Company was an S corporation under Section 1362 of the Internal Revenue Code of 1986, as amended (the Code), until prior to the closing of its public offering in December 1996. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual federal and state income tax returns. Payments to the stockholder to cover the tax liabilities as a result of the Company's taxable income were recorded as distributions in the accompanying statements of stockholders' equity. In December 1996, a distribution was recorded to distribute the cumulative S corporation earnings taxed or taxable to the original stockholder net of the amounts previously distributed. This distribution totaled approximately $5,231,000.

     As discussed above, the Company terminated its S corporation election prior to the closing of its initial public offering of common stock and became subject to federal and state income taxes at prevailing corporate rates. Accordingly, the accompanying statement of income for the year ended December 31, 1996 includes a pro forma income tax adjustment for the income taxes that would have been recorded if the Company had been a C corporation for that period.

                            FORRESTER RESEARCH, INC.

     The components of the historical and pro forma income tax provisions are approximately as follows:

                                                    1996          1997          1998
                                                 ----------    ----------    ----------
Current --
  Federal......................................  $   67,000    $3,045,000    $3,800,000
  State........................................     208,000       953,000       504,000
                                                 ----------    ----------    ----------
                                                    275,000     3,998,000     4,304,000
                                                 ----------    ----------    ----------
Deferred --
  Federal......................................     354,000      (244,000)      255,000
  State........................................      83,000       (71,000)       33,000
                                                 ----------    ----------    ----------
                                                    437,000      (315,000)      288,000
                                                 ----------    ----------    ----------
       Actual provision for income taxes.......     712,000    $3,683,000    $4,592,000
                                                               ==========    ==========
Pro forma income tax provision.................   1,910,000
                                                 ----------
Pro forma income tax adjustment................  $1,198,000
                                                 ==========

     The Company's income tax provision for the year ended December 31, 1996 consisted primarily of corporate-level state income taxes that were levied against the Company as an S corporation and the cumulative effect of temporary differences between the financial reporting and tax basis of certain assets and liabilities on the date of the S corporation termination as discussed in the following paragraph. The pro forma tax provision does not materially differ from the Company's combined federal and state statutory rate of 40%.

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

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                              1997    1998
                                                              ----    ----
Income tax provision at federal statutory rate..............  34.0%   34.0%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   4.5     4.4
  Non-deductible expenses...................................   0.6     0.8
  Tax-exempt interest income................................  (1.1)   (0.8)
  Benefit of foreign sales corporation......................    --    (0.8)
  Other, net................................................   1.7     0.2
                                                              ----    ----
  Effective income tax rate.................................  39.7%   37.8%
                                                              ====    ====

     Deferred income taxes as of December 31, 1997 and 1998 related to the following temporary differences:

                                                         1997         1998
                                                       ---------    ---------
Nondeductible reserves and accruals..................  $ 397,000    $ 360,000
Depreciation and amortization........................     33,000       38,000
Deferred commissions.................................   (551,000)    (807,000)
                                                       ---------    ---------
                                                       $(121,000)   $(409,000)
                                                       =========    =========

     The Company and George F. Colony, who was the sole stockholder of the Company prior to its initial public offering, have entered into an indemnification agreement relating to their respective income tax

                            FORRESTER RESEARCH, INC.

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

(4)  COMMITMENTS

     The Company leases its office space under operating leases. At December 31, 1998, approximate future minimum rentals due are as follows:


     1999........................................................  $1,523,000
     2000........................................................   1,528,000
     2001........................................................     825,000
     2002........................................................     412,000
     2003........................................................      54,000
                                                                   ----------
          Total minimum lease payments...........................  $4,342,000
                                                                   ==========

     Rent expense was approximately $664,000, $983,000 and $1,463,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

(5) 401(k) PLAN

     The Company has a 401(k) savings plan covering substantially all eligible employees. The plan is a qualified defined contribution plan in accordance with
Section 401(k) of the Code. Effective January 1, 1998, the Company elected to match 50% of employee contributions, up to 3% of each employee's annual salary. Company matching contributions will vest ratably over a period of four years. The Company's matching contributions totaled $424,000 for the year ended December 31, 1998.

(6)  STOCKHOLDERS' EQUITY

  (a)  Initial Public Offering

     In December 1996, the Company sold, through an underwritten public offering, 2,300,000 shares of its common stock at $16.00 per share. The proceeds to the Company from the Company's initial public offering, net of underwriting discounts and expenses, were $33,234,053.

  (b)  Preferred Stock

     The Company has authorized 500,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

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

     In September 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 150,000 shares of common stock. Under the Directors' Plan, each non-employee director shall be awarded options to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 4,000 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following the Company's annual stockholders' meeting. These options will vest in three equal installments on the first, second and third anniversaries of the date of grant. The Compensation Committee (the Committee) of the Board of Directors also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

     Stock option activity from the inception of the Plan and of the Directors' Plan to December 31, 1998 was as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                             EXERCISE        EXERCISE
                                               NUMBER          PRICE          PRICE
                                              OF SHARES      PER SHARE      PER SHARE
                                              ---------      ---------      ---------
Granted.....................................    814,046    $ 5.50- 13.00      $ 8.16
Canceled....................................    (30,673)   $        5.50      $ 5.50
                                              ---------    -------------      ------
Outstanding at December 31, 1996............    783,373    $ 5.50- 13.00      $ 8.28
Granted.....................................    334,395    $17.56- 29.19      $22.52
Exercised...................................    (70,246)   $ 5.50- 13.00      $ 6.37
Canceled....................................    (28,387)   $ 5.50- 22.00      $14.18
                                              ---------    -------------      ------
Outstanding at December 31, 1997............  1,019,135    $ 5.50- 29.19      $13.00
Granted.....................................  1,481,500    $19.13- 39.75      $25.48
Exercised...................................   (228,648)   $ 5.50- 29.19      $11.08
Canceled....................................   (223,519)   $ 5.50- 39.69      $18.08
                                              ---------    -------------      ------
Outstanding at December 31, 1998............  2,048,468    $ 5.50- 39.75      $21.70
                                              =========    =============      ======
Exercisable at December 31, 1998............    427,721    $ 5.50- 29.19      $12.71
                                              =========    =============      ======
Exercisable at December 31, 1997............    363,174    $ 5.50- 22.00      $10.56
                                              =========    =============      ======
Exercisable at December 31, 1996............    157,376    $        5.50      $ 5.50
                                              =========    =============      ======

                            FORRESTER RESEARCH, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                                            WEIGHTED
                                                                             AVERAGE     WEIGHTED
                                            NUMBER           NUMBER         REMAINING     AVERAGE
                                        OUTSTANDING AT     EXERCISABLE     CONTRACTUAL   EXERCISE
                                         DECEMBER 31,    AT DECEMBER 31,      LIFE         PRICE
                                             1998             1998           (YEARS)     PER SHARE
                                        --------------   ---------------   -----------   ---------
Range of exercise prices
$        5.50.........................      221,791          148,982          7.14        $ 5.50
 11.00-13.00..........................      265,643          148,896          7.70        $12.03
 17.56-21.50..........................      937,126           73,041          8.91        $19.22
 22.00-26.69..........................       59,850           30,432          8.55        $23.12
 27.00-32.63..........................      123,058           26,370          8.98        $29.44
 33.06-39.75..........................      441,000               --          9.48        $38.57
                                          ---------          -------                      ------
                                          2,048,468          427,721          8.68        $21.70
                                          =========          =======                      ======

     The weighted average remaining contractual life of options outstanding at December 31, 1996, 1997 and 1998 was 9.4, 8.6 and 8.7 years, respectively. As of December 31, 1996, 1997 and 1998, options available for future grant under the Plan and the Directors Plan were 2,116,627, 1,810,619 and 552,638, respectively.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                              1996         1997        1998
                                            ---------    ---------    -------
Risk-free interest rate.................         6.21%        6.32%      5.28%
Expected dividend yield.................           --           --         --
Expected lives..........................    7.5 years    7.5 years    5 years
Expected volatility.....................        0%-64%          59%        40%

     The weighted average grant date fair value of options granted under the Plan and the Directors' Plan during the years ended December 31, 1996, 1997 and 1998 were $3.40, $15.16 and $25.48, respectively.

     Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, net income would have been approximately as follows:

                                           1996          1997         1998
                                        ----------    ----------   ----------
As reported --
  Net income..........................  $2,806,000    $5,598,000   $7,547,264
                                        ==========    ==========   ==========
  Basic net income per common share...  $     0.45    $     0.67   $     0.89
                                        ==========    ==========   ==========
  Diluted net income per common
     share............................  $     0.44    $     0.63   $     0.81
                                        ==========    ==========   ==========
Pro forma --
  Net income..........................  $2,429,000    $3,833,000   $4,569,000
                                        ==========    ==========   ==========
  Basic net income per common share...  $     0.39    $     0.46   $     0.54
                                        ==========    ==========   ==========
  Diluted net income per common
     share............................  $     0.38    $     0.43   $     0.49
                                        ==========    ==========   ==========

                            FORRESTER RESEARCH, INC.

     In January 1998, the Company's founder and principal shareholder granted certain key employees options to purchase one million shares of his common stock. The options have an exercise price of $19.13 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000 and January 28, 2001. At December 31, 1998, 149,628 options have been exercised and 850,372 options remained outstanding.

(8)  EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 200,000 shares of common stock. The Stock Purchase Plan is administered by the Committee. With certain limited exceptions, all employees of the Company who have completed six months or more of continuous service in the employ of the Company and whose customary employment is more than 30 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates. Employees purchased 21,583 shares of stock at $13.60 for the first purchase period under the Stock Purchase Plan, which ended June 30, 1997. Employees purchased 14,885 shares at $19.34 for the purchase period that ended December 31, 1997 and 18,813 shares at $19.66 for the purchase period that ended June 30, 1998. Subsequent to year-end, employees purchased 12,515 shares at $34.53 for the purchase period that ended December 31, 1998.

(9)  SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS No. 131, is the Executive Team, consisting of Mr. Colony and the executive officers. To date, the Company has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's assets are located in the United States.

                            FORRESTER RESEARCH, INC.

     Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                  1996           1997           1998
                                               -----------    -----------    -----------
United States................................  $19,694,363    $31,652,524    $48,922,414
Europe.......................................    2,751,858      4,892,523      7,374,138
Other........................................    2,516,900      3,875,890      5,270,582
                                               -----------    -----------    -----------
                                               $24,963,121    $40,420,937    $61,567,134
                                               ===========    ===========    ===========
United States................................           79%            78%            79%
Europe.......................................           11             12             12
Other........................................           10             10              9
                                               -----------    -----------    -----------
                                                       100%           100%           100%
                                               ===========    ===========    ===========

(10)  CERTAIN BALANCE SHEET ACCOUNTS

  Accrued Expenses

     Accrued expenses consist of the following:

                                                                 1997         1998
                                                              ----------   ----------
Payroll and related.........................................  $1,702,050   $2,950,984
Other.......................................................   1,958,676    2,100,007
                                                              ----------   ----------
                                                              $3,660,726   $5,050,991
                                                              ==========   ==========

  Allowance for Doubtful Accounts

     A summary of the allowance for doubtful accounts at December 31, 1996, 1997, and 1998 is as follows:

                                                         1996        1997       1998
                                                       --------    --------   --------
Balance, beginning of period.........................  $119,920    $200,000   $325,000
Provision for doubtful accounts......................   312,317     398,637    375,483
Write-offs...........................................  (232,237)   (273,637)  (300,483)
                                                       --------    --------   --------
Balance, end of period...............................  $200,000    $325,000   $400,000
                                                       ========    ========   ========

(11)  SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1996, 1997 and 1998 (in thousands, except per share data):

                                                                QUARTER ENDED
                                                ----------------------------------------------
                                                MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                  1996         1996        1996         1996
                                                ---------    --------    ---------    --------
Revenues......................................   $4,746       $5,316      $6,312       $8,589
Income from operations........................   $  459       $  566      $1,129       $1,928
Pro forma net income..........................   $  339       $  409      $  716       $1,314
Basic pro forma net income per common share...   $ 0.06       $ 0.07      $ 0.12       $ 0.19
Diluted pro forma net income per common
  share.......................................   $ 0.06       $ 0.07      $ 0.11       $ 0.19

                            FORRESTER RESEARCH, INC.

                                                               QUARTER ENDED
                                               ----------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                 1997         1997        1997         1997
                                               ---------    --------    ---------    --------

Revenues.....................................   $8,171       $9,126      $10,117     $13,007
Income from operations.......................   $1,073       $1,461      $ 1,656     $ 2,576
Net income...................................   $1,019       $1,215      $ 1,332     $ 2,032
Basic net income per common share............   $ 0.12       $ 0.15      $  0.16     $  0.24
Diluted net income per common share..........   $ 0.12       $ 0.14      $  0.15     $  0.23

                                                              QUARTER ENDED
                                              ----------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                1998         1998        1998         1998
                                              ---------    --------    ---------    --------

Revenues....................................   $13,131     $15,043      $15,070     $18,322
Income from operations......................   $ 1,448     $ 1,893      $ 2,257     $ 3,583
Net income..................................   $ 1,342     $ 1,617      $ 1,874     $ 2,714
Basic net income per common share...........   $  0.16     $  0.19      $  0.22     $  0.32
Diluted net income per common share.........   $  0.15     $  0.17      $  0.20     $  0.29

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  3.1*        Restated Certificate of Incorporation of the Company.
  3.2*        Bylaws of the Company, as amended.
  4*          Specimen Certificate for shares of Common Stock, $.01 par
              value, of the Company.
 10.1+*       Registration Rights and Non-Competition Agreement.
 10.2+*       Tax Indemnification Agreement dated November 25, 1996.
 10.3+*       1996 Amended and Restated Equity Incentive Plan as amended.
 10.4+*       1996 Employee Stock Purchase Plan.
 10.5+*       1996 Director Option Plan for Non-Employee Directors.
 10.6*        Lease dated May 1, 1995 between Advent Realty Limited
              Partnership II and the Company for the premises located at
              1033 Massachusetts Avenue, Cambridge, Massachusetts (the
              "Cambridge Lease").
 10.7*        First Amendment to the Cambridge Lease, dated August 28,
              1995.
 10.8*        Second Amendment to the Cambridge Lease, dated May 21, 1996.
 10.9**       Third Amendment to the Cambridge Lease, dated May 5, 1997.
 10.10        Fourth Amendment to the Cambridge Lease, Dated January 1,
              1998. (transmitted herewith).
 21           Subsidiaries of the Registrant (transmitted herewith).
 23           Consent of Arthur Andersen LLP (transmitted herewith).
 27           Financial Data Schedule.

---------------
+  Denotes management contract or compensation arrangements.

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on September 26, 1997 (File No. 333-12761) and incorporated by reference herein.

** Filed as an exhibit to the Company's Annual Report on Form 10-K for year-ended December 31, 1997.