Form 10-Q
period 1999-03-31
FORRESTER RESEARCH INC
filed 1999-05-13
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

Yes [X]      No [ ]

         As of May 7, 1999, 8,867,425 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
ITEM 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1999 and
          December 31, 1998                                                   3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998                                       4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998                                5

          Notes to Consolidated Financial Statements                          6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk         12


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  14

ITEM 2.   Changes in Securities                                              14

ITEM 3.   Defaults Upon Senior Securities                                    14

ITEM 4.   Submission of Matters to a Vote of Security-Holders                14

ITEM 5.   Other Information                                                  14

ITEM 6.   Exhibits and Reports on Form 8-K                                   14

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1999             1998
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  8,119         $ 10,414
   Marketable securities                                                          66,664           56,070
   Accounts receivable, net                                                       17,864           21,158
   Deferred commissions                                                            2,655            2,124
   Prepaid income taxes                                                            1,424              334
   Prepaid expenses and other current assets                                       3,639            2,605
                                                                                --------         --------

         Total current assets                                                    100,365           92,705
                                                                                --------         --------

    Property and equipment, net                                                    7,425            7,813
                                                                                --------         --------

         Total assets                                                           $107,790         $100,518
                                                                                ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $    902         $  1,434
   Customer deposits                                                                 227              264
   Accrued expenses                                                                5,091            5,051
   Accrued income taxes                                                              545              933
   Deferred revenue                                                               41,002           38,894
   Deferred income taxes                                                             675              409
                                                                                --------         --------

         Total current liabilities                                                48,442           46,985
                                                                                --------         --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                     --               --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--8,832,325 and 8,654,175
       shares at March 31, 1999 and December 31, 1998, respectively                   88               86
   Additional paid-in capital                                                     43,679           39,575
   Retained earnings                                                              15,460           13,555
   Accumulated other comprehensive income                                            121              317
                                                                                --------         --------

         Total stockholders' equity                                               59,348           53,533
                                                                                --------         --------

         Total liabilities and stockholders' equity                             $107,790         $100,518
                                                                                ========         ========


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   1999           1998
REVENUES:
   Core research                                                 $12,978        $10,469
   Advisory services and other                                     4,951          2,662
                                                                 -------        -------

         Total revenues                                           17,929         13,131
                                                                 -------        -------

OPERATING EXPENSES:
   Cost of services and fulfillment                                6,612          4,829
   Selling and marketing                                           6,192          4,766
   General and administrative                                      2,041          1,557
   Depreciation and amortization                                     873            531
                                                                 -------        -------

         Total operating expenses                                 15,718         11,683
                                                                 -------        -------

         Income from operations                                    2,211          1,448

OTHER INCOME                                                         860            715
                                                                 -------        -------

         Income before income tax provision                        3,071          2,163

INCOME TAX PROVISION                                               1,167            821
                                                                 -------        -------

         Net income                                              $ 1,904        $ 1,342
                                                                 =======        =======

BASIC NET INCOME PER COMMON SHARE                                $  0.22        $  0.16
                                                                 =======        =======

DILUTED NET INCOME PER COMMON SHARE                              $  0.20        $  0.15
                                                                 =======        =======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   8,746          8,435
                                                                 =======        =======

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 9,733          9,074
                                                                 =======        =======


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  1,904       $   1,342
   Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization                                             873             531
     Deferred income taxes                                                     267              64
     Cumulative translation adjustment                                        (112)             --
     Accretion of discount on marketable securities                             22             (12)
     Unrealized gain (loss) on available-for-sale securities                   (88)             --
     Changes in assets and liabilities
       Accounts receivable                                                   3,294          (1,385)
       Deferred commissions                                                   (531)           (253)
       Prepaid expenses and other current assets                            (1,034)           (353)
       Prepaid income taxes                                                 (1,089)            (26)
       Accounts payable                                                       (531)            471
       Customer deposits                                                       (38)           (155)
       Accrued expenses                                                         40            (597)
       Accrued income taxes                                                   (388)             --
       Deferred revenue                                                      2,108           3,927
                                                                          --------       ---------

              Net cash provided by operating activities                      4,697           3,554
                                                                          --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (471)         (2,565)
   Purchase of marketable securities                                       (98,427)       (108,221)
   Proceeds from sales and maturities of marketable securities              87,810         101,528
                                                                          --------       ---------

              Net cash used in investing activities                        (11,088)         (9,258)
                                                                          --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan and employee stock purchase plan, including tax benefit
     on exercise of stock options                                            4,106           1,165
                                                                          --------       ---------

              Net cash provided by financing activities                      4,106           1,165
                                                                          --------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (10)             --
                                                                          --------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,295)         (4,539)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              10,414           7,742
                                                                          --------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  8,119       $   3,203
                                                                          ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                             $    755       $     583
                                                                          ========       =========

                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period.

NOTE 2 - NET INCOME PER COMMON SHARE

Basic net income per common share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. Reconciliation of basic to diluted weighted average shares outstanding is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1999         1998

Basic weighted average common shares outstanding          8,746        8,435
Weighted average common equivalent shares                   987          639
                                                          -----        -----

Diluted weighted average shares outstanding               9,733        9,074
                                                          -----        -----

As of March 31, 1999 and 1998, 1,129,314 and 1,004,700 stock options, respectively, were not included in the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and the components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of accumulated other comprehensive income on the accompanying balance sheets as of March 31, 1999 and 1998 are as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,

                                                               1999      1998

Unrealized gain on marketable securities, net of taxes        $ (87)    $  25
Cumulative translation adjustment                              (109)       --
                                                              -----     -----
Total accumulated other comprehensive income                  $(196)    $  25
                                                              =====     =====


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. During the three-month periods ended March 31, 1999 and 1998, $29,860 and $680,300 of direct software costs, respectively, have been capitalized.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-up Activities, which requires that all nongovernmental entities charge to operations the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as charges to operations in the period incurred.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 1999, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

NOTE 5 - SEGMENT AND ENTERPRISE-WIDE REPORTING

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is the Executive Team, consisting of the executive officers. To date, the Company has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's assets are located in the United States.

Net revenues by geographic destination and as a percentage of total revenues are as follows:

                                    THREE MONTHS ENDED
                                          MARCH 31,
                                     1999           1998

United States                     $14,193        $10,537
Europe                              2,242          1,388
Other                               1,494          1,206
                                  -------        -------

                                  $17,929        $13,131
                                  =======        =======

United States                          79%            80%
Europe                                 13             11
Other                                   8              9
                                  -------        -------

                                      100%           100%
                                  -------        -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, management of growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based core research, dependence on key personnel, risks associated with anticipating market trends, year 2000 readiness, new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

         Forrester offers its clients annual memberships to core research that is organized into three Coverage Areas: Internet Commerce, Corporate Technology, and Technographics(R) Data & Analysis ("Coverage Areas"). Such memberships are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are recorded initially as deferred revenue. Revenues for core research are recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships. Billings attributable to advisory services are recorded initially as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are recorded initially as deferred revenue and are recognized as revenue upon completion of each event.

         The Company's operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with production and delivery of the Company's products and services, and includes the costs of salaries, bonuses, and related benefits for research personnel, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling the Company's products and services. General and administrative expenses include the costs of the finance, operations, and technology groups, and other administrative functions of the Company.

         The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time without regard to how much revenue already has been recognized. Agreement value increased 49% to $75.3 million at March 31, 1999 from $50.6 million at March 31, 1998. No single client company accounted for more than 3% of agreement value at March 31, 1999. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 75% of Forrester's client companies with memberships expiring during the 12-month period ended March 31, 1999 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                             1999        1998

Core research                                 72%         80%
Advisory services and other                   28          20
                                             ---         ---
Total revenues                               100         100

Cost of services and fulfillment              37          37
Selling and marketing                         35          36
General and administrative                    11          12
Depreciation and amortization                  5           4
                                             ---         ---

Income from operations                        12          11
Other income                                   5           5
                                             ---         ---

Income tax provision                          17          16
Provision for income taxes                     6           6
                                             ---         ---

Net income                                    11%         10%
                                             ===         ===

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         REVENUES. Total revenues increased 37% to $17.9 million in the three months ended March 31, 1999 from $13.1 million in the three months ended March 31, 1998. Revenues from core research increased 24% to $13.0 million in the three months ended March 31, 1999 from $10.5 million in the three months ended March 31, 1998. The increase in revenues from core research was attributable primarily to an increase in the number of client companies to 1,340 at March 31, 1999 from 1,065 at March 31, 1998, an increase in the sales organization to 113 employees at March 31, 1999 from 95 at March 31, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 3% of revenues for the three months ended March 31, 1999.

         Advisory services and other revenues increased 86% to $5.0 million in the three months ended March 31, 1999 from $2.7 million in the three months ended March 31, 1998. This increase was attributable primarily to the three Forum events held in the first quarter of 1999, compared with only one Forum held in the first quarter of 1998, as well as increased demand for the Partners and Strategy Review Programs.

         Revenues attributable to customers outside the United States increased 44% to $3.7 million in the three months ended March 31, 1999 from $2.6 million in the three months ended March 31, 1998, and increased as a percentage of total revenues to 21% for the three months ended March 31, 1999 from 20% for the same period in 1998. The increase in international revenues is attributable primarily to the Company's opening of its European headquarters in Amsterdam, the Netherlands, and the increase in sales personnel there. The Company invoices its international clients in U.S. dollars.

         COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment was 37% of total revenues in the three months ended March 31, 1999 and 1998. These expenses increased 37% to $6.6 million in the three months ended March 31, 1999 from $4.8 million in the three months ended March 31, 1998. The expense increase in the current period reflects increased analyst staffing and related compensation expense and two additional Forum events over the same period in 1998.

         SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the three months ended March 31, 1999 from 36% in the three months ended March 31, 1998. This decrease resulted from the larger revenue base in the quarter ended March 31, 1999. These expenses increased 30% to $6.2 million in the three months ended March 31, 1999 from $4.8 million in the three months ended March 31, 1998. The increase in expense was principally due to the addition of direct salespeople and related commission expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the three months ended March 31, 1999 from 12% in the three months ended March 31, 1998. These expenses increased 31% to $2.0 million in the three months ended March 31, 1999 from $1.6 million in the three months ended March 31, 1998. The expense increase was principally due to staffing increases in the Company's operations, finance, and technology groups.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 64% to $873,000 in the three months ended March 31, 1999 from $531,000 for the same period in 1998. The increase in this expense was due principally to 1998 investments in the Company's IT infrastructure and costs associated with the opening of the Amsterdam office.

         OTHER INCOME. Other income, consisting primarily of interest income, increased 20% to $860,000 in the three months ended March 31, 1999 from $715,000 in the three months ended March 31, 1998. The increase was due to the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

         PROVISION FOR INCOME TAXES. During the three months ended March 31, 1999, the Company recorded a tax provision of $1.2 million, reflecting an effective tax rate of 38%. During the first quarter of 1998, the Company recorded a tax provision of $821,000 which also reflects an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations during these periods through funds generated from operations. Memberships for core research, which constituted approximately 72% of the Company's revenues for the three months ended March 31, 1999, are annually renewable and are generally payable in advance. The Company generated $4.7 million and $3.6 million in cash from operating activities during the three-month periods ended March 31, 1999 and 1998, respectively.

         During the three-month period ended March 31, 1999, the Company used $11.1 million of cash in investing activities, consisting of $471,000 for purchases of property and equipment, and $10.6 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

         As of March 31, 1999, the Company had cash and cash equivalents of $8.1 million and $66.7 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company plans to continue to introduce new products and services and to invest in its infrastructure over the next 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

         This survey included a review of the year 2000 compliance of the Company's European Research Center. The Company's external product delivery systems, internal information technology systems, and a number of third-party vendors and service providers are also utilized by the European Research Center. The Company continues to monitor and review non-IT facilities and third-party vendors that are used exclusively by the European Research Center.

         The Company is currently implementing the second stage, executing the software and hardware changes necessary to remediate potential year 2000 problems identified in the survey. The year 2000 compliance of the Company's external product delivery systems and internal information technology systems ultimately depends upon the delivery of year 2000-compliant systems from the Company's vendors. The Company is working closely with these vendors to ensure the timely delivery of year 2000-compliant systems. The Company's Lotus Notes system is fully year 2000-compliant, and the Company has released updated versions of its web site and FTP site, which bring these external delivery systems into year 2000 compliance. The Company's MIS systems are fully compliant and vendor-supplied upgrades for the Company's customer service applications and production systems have been delivered and will be installed during the second quarter of 1999. The Company's survey of non-IT facilities technology, which included a review of the elevator, HVAC, security, and energy management systems, indicated that these systems are currently year 2000-compliant due to the absence of date-sensitive microcontrollers.

         During this second stage the Company is also assessing its vulnerability to year 2000 problems of third-party vendors and service providers. The Company relies on third-party suppliers primarily to deliver printing services, mailing services, Internet and web hosting services, and CD-ROM duplication. The Company intends to continuously identify and prioritize critical service providers and vendors, and communicate with them about their plans and progress in addressing the year 2000 problem.

         The final stage of the Company's year 2000 efforts, the internal testing of all systems, is also currently underway. In the fourth quarter of 1998 the Company completed a successful test of its internal IT systems and intends to continue to test these systems during 1999. The Company anticipates that all testing for year 2000 compliance will be complete by mid-1999.

         THE COMPANY'S YEAR 2000 RISK. Based on the efforts described above, the Company currently believes that its systems will be year 2000 compliant by mid-1999. However, there can be no assurance that all year 2000 problems will be successfully identified or that the necessary corrective actions will be completed in a timely manner. In addition, the survey has indicated that the Company's compliance will require the delivery of upgrades by various vendors, and any failure to deliver these upgrades in a timely manner will adversely affect the Company's readiness for the year 2000 problem. The Company relies on the Internet for its external distribution systems, and any failure of the Internet due to year 2000 issues could adversely affect the Company.

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

         COSTS OF YEAR 2000 REMEDIATION. As of March 31, 1999, the Company has not incurred material costs related to the year 2000 problem. In the future, the Company may incur small incremental costs in connection with the upgrades of its external delivery systems and internal information technology systems. The Company has not deferred other information technology projects due to year 2000 expenses and does not expect to defer such projects in the future.

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

         INTEREST RATE SENSITIVITY. The Company maintains an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity. Therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rated by expected maturity dates.

         Principal amounts by expected maturity in U.S. Dollars (in thousands except interest rates):

                                      FAIR VALUE AT                                   FY 2001
                                        MARCH 31,                                       AND
                                          1999          FY 1999        FY 2000       THEREAFTER

Cash equivalents                        $ 8,385         $ 8,385        $    --         $   --
Weighted average interest rate             3.86%           3.86%            --%            --%

Investments                             $66,508         $32,912        $26,286         $7,310
Weighted average interest rate             4.58%           4.48%          4.70%          4.59%

Total portfolio                         $74,893         $41,297        $26,286         $7,310
Weighted average interest rate             4.50%           4.36%          4.70%          4.59%


         FOREIGN CURRENCY EXCHANGE. On a global level, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. The Company is prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of March 31, 1999, the assets and liabilities related to non-dollar-denominated currencies was approximately $1.4 million.

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

                                   Forrester Research, Inc.

                                   By: /s/ George F. Colony
                                       -----------------------------------------
                                   George F. Colony
                                   Chairman of the Board, President, and
                                   Chief Executive Officer

                                   Date: May 13, 1999




                                   By: /s/ Susan M. Whirty
                                       -----------------------------------------
                                   Susan M. Whirty
                                   Chief Financial Officer and Vice President,
                                   Operations
                                   (principal financial and accounting officer)

                                   Date: May 13, 1999