Form 10-Q
period 1999-06-30
FORRESTER RESEARCH INC
filed 1999-08-16
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

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

Yes [X]      No [ ]

     As of August 11, 1999 8,964,823 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets at June 30, 1999 and December 31,
                  1998                                                                  3

                  Consolidated Statements of Income for the Three and  Six
                  Months Ended June 30, 1999 and 1998                                   4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 1998                                                5

                  Notes to Consolidated Financial Statements                            6

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk           14


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                    15

ITEM 2.           Changes in Securities                                                15

ITEM 3.           Defaults Upon Senior Securities                                      15

ITEM 4.           Submission of Matters to a Vote of Security-Holders                  15

ITEM 5.           Other Information                                                    15

ITEM 6.           Exhibits and Reports on Form 8-K                                     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1999              1998
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    8,121       $   10,414
   Marketable securities                                                              71,118           56,070
    Accounts receivable, net                                                          17,542           21,158
   Deferred commissions                                                                3,275            2,124
   Prepaid income taxes                                                                1,288              334
   Prepaid expenses and other current assets                                           2,995            2,605
                                                                                  ----------       ----------
         Total current assets                                                        104,339           92,705
                                                                                  ----------       ----------
    Property and equipment, net                                                        7,398            7,813
    Other assets                                                                       1,470               --
                                                                                  ----------       ----------
         Total assets                                                             $  113,207       $  100,518
                                                                                  ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    1,581       $    1,434
   Customer deposits                                                                     546              264
   Accrued expenses                                                                    5,909            5,051
   Accrued income taxes                                                                  313              933
   Deferred revenue                                                                   41,455           38,894
   Deferred income taxes                                                                 871              409
                                                                                  ----------       ----------
         Total current liabilities                                                    50,675           46,985
                                                                                  ----------       ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                         --               --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--shares 8,922,666 and 8,654,175
       shares at June 30, 1999 and December 31, 1998, respectively                        89               86
   Additional paid-in capital                                                         44,898           39,575
   Retained earnings                                                                  17,695           13,555
   Accumulated other comprehensive income                                               (150)             317
                                                                                  ----------       ----------
         Total stockholders' equity                                                   62,532           53,533
                                                                                  ----------       ----------
         Total liabilities and stockholders' equity                               $  113,207       $  100,518
                                                                                  ==========       ==========


                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            1999           1998           1999           1998
REVENUES:
   Core research                                          $14,773        $11,202        $27,751        $21,671
   Advisory services and other                              4,898          3,841          9,849          6,503
                                                          -------        -------        -------        -------

         Total revenues                                    19,671         15,043         37,600         28,174
                                                          -------        -------        -------        -------

OPERATING EXPENSES:
   Cost of services and fulfillment                         6,424          5,782         13,036         10,610
   Selling and marketing                                    7,276          5,078         13,468          9,845
   General and administrative                               2,213          1,642          4,254          3,199
   Depreciation and amortization                            1,048            648          1,921          1,179
                                                          -------        -------        -------        -------

         Total operating expenses                          16,961         13,150         32,679         24,833
                                                          -------        -------        -------        -------

         Income from operations                             2,710          1,893          4,921          3,341

OTHER INCOME                                                  895            715          1,755          1,431
                                                          -------        -------        -------        -------

         Income before income tax provision                 3,605          2,608          6,676          4,772

INCOME TAX PROVISION                                        1,370            991          2,537          1,812
                                                          -------        -------        -------        -------

         Net income                                       $ 2,235        $ 1,617        $ 4,139        $ 2,960
                                                          =======        =======        =======        =======

BASIC NET INCOME PER COMMON SHARE                         $  0.25        $  0.19        $  0.47        $  0.35
                                                          =======        =======        =======        =======

DILUTED NET INCOME PER COMMON SHARE                       $  0.24        $  0.17        $  0.43        $  0.32
                                                          =======        =======        =======        =======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            8,881          8,496          8,814          8,466
                                                          =======        =======        =======        =======

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,482          9,510          9,607          9,292
                                                          =======        =======        =======        =======

                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    4,139        $   2,960
   Adjustments to reconcile net income to net cash provided
     by operating activities-
     Depreciation and amortization                                             1,921            1,179
     Deferred income taxes                                                       462              121
     Cumulative translation adjustment                                          (184)               -
     Accretion of discount on marketable securities                              (28)             (16)
     Changes in assets and liabilities-
       Accounts receivable                                                     3,615           (2,435)
       Deferred commissions                                                   (1,151)            (400)
       Prepaid expenses and other                                               (390)          (1,201)
       Prepaid income taxes                                                     (954)              --
       Other assets                                                             (470)              --
       Accounts payable                                                          148              288
       Customer deposits                                                         282              (60)
       Accrued expenses                                                          858             (256)
       Accrued income taxes                                                     (620)              --
       Deferred revenue                                                        2,560            3,777
                                                                          ----------        ---------

              Net cash provided by operating activities                       10,188            3,957
                                                                          ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of non-marketable investment (Note 7)                             (1,000)              --
   Purchases of property and equipment                                        (1,504)          (4,031)
   Purchase of marketable securities                                        (180,672)        (186,860)
   Proceeds from sales and maturities of marketable securities               165,375          179,570
                                                                          ----------        ---------

              Net cash used in investing activities                          (17,801)         (11,321)
                                                                          ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan and employee stock purchase plan, including tax
     benefit on exercise of stock options                                      5,326            2,431
                                                                          ----------        ---------

              Net cash provided by financing activities                        5,326            2,431
                                                                          ----------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (6)              --
                                                                          ----------        ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,293)          (4,933)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                               10,414            7,742
                                                                          ----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    8,121        $   2,809
                                                                          ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                             $    1,062        $     280
                                                                          ==========        =========


                            See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended June 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period.

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

                                                            Three Months Ended             Six Months Ended
                                                          June 30,       June 30,        June 30,     June 30,
                                                            1999           1998            1999         1998

Basic weighted average common shares outstanding           8,881          8,496           8,814        8,466
Weighted average common equivalent shares                    601          1,014             793          826
                                                           -----          -----           -----        -----

Diluted weighted average shares outstanding                9,482          9,510           9,607        9,292
                                                           -----          -----           -----        -----

As of June 30, 1999 and 1998, 162,568 and 14,384 stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

Note 3 - Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 are as follows:

                                                          Three Months Ended             Six Months Ended
                                                       June 30,      June 30,          June 30,      June 30,
                                                         1999          1998              1999          1998
Unrealized (loss) gain on marketable securities,
   net of taxes                                         $(189)          $ 6             $(277)         $ 31
Cumulative translation adjustment                         (81)           --              (190)           --
                                                        -----           ---             -----          ----
Total other comprehensive income                        $(271)          $ 6             $(467)         $ 31
                                                        -----           ---             -----          ----

Note 4 - Capitalized Software Costs

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. The net book value of capitalized internal-use software costs at June 30, 1999 and December 31, 1998 was $2.0 million and $1.9 million, respectively.

Note 5 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

Note 6 - Segment and Enterprise-Wide Reporting

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

Net revenues by geographic destination and as a percentage of total revenues are as follows:

                        THREE MONTHS ENDED               SIX MONTHS ENDED
                             JUNE 30,                        JUNE 30,
                       1999            1998            1999            1998

United States        $15,563         $11,739         $29,756         $22,276
Europe                 2,398           1,947           4,640           3,335
Other                  1,710           1,357           3,204           2,563
                     -------         -------         -------         -------

                     $19,671         $15,043         $37,600         $28,174
                     =======         =======         =======         =======


United States             79%             78%             79%             79%
Europe                    12%             13%             12%             12%
Other                      9%              9%              9%              9%
                     -------         -------         -------         -------
                         100%            100%            100%            100%
                     =======         =======         =======         =======

Note 7 - Investment in Greenfield Online, Inc.

In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc., an Internet-based marketing research firm. As a result of this investment, the Company effectively owns approximately a 3.4% interest in Greenfield Online, Inc. This investment is being accounted for using the cost method, and accordingly is valued at cost until it has been determined that a permanent impairment in its value has occurred.

Note 8 - New Lease

In May 1999, the Company signed a seven-year lease to move its headquarters to a new location within Cambridge, Mass. The new lease term begins in October 1999 and has two options to extend, each option for an additional five years. The Company has incurred approximately $465,000 in lease acquisition costs to date which will be amortized over the initial term of the lease.

The Company is currently evaluating its alternatives regarding its existing headquarter's lease. As of June 30, 1999 the net book value of leasehold improvements at the Company's headquarters was approximately $1.3 million. The total commitment of lease payments over the remaining lease term as of June 30, 1999 was $3.4 million. The Company does not expect to incur a material loss related to the termination of its lease.

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

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time without regard to how much revenue already has been recognized. Agreement value increased 43% to $80.3 million at June 30, 1999 from $56.0 million at June 30, 1998. No single client company accounted for more than 3% of agreement value at June 30, 1999. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 76% of Forrester's client companies with memberships expiring during the 12-month period ended June 30, 1999 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                         1999       1998       1999       1998

Core research                              75%        74%        74%        77%
Advisory services and other                25         26         26         23
                                          ---        ---        ---        ---
Total revenues                            100        100        100        100

Cost of services and fulfillment           33         38         35         38
Selling and marketing                      37         34         36         35
General and administrative                 11         11         11         11
Depreciation and amortization               5          4          5          4
                                          ---        ---        ---        ---

Income from operations                     14         13         13         12
Interest income                             4          5          5          5
                                          ---        ---        ---        ---

Income before income tax provision         18         18         18         17
Provision for income taxes                  7          7          7          6
                                          ---        ---        ---        ---

Net income                                 11%        11%        11%        11%
                                          ===        ===        ===        ===



THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     REVENUES. Total revenues increased 31% to $19.7 million in the three months ended June 30, 1999 from $15.0 million in the three months ended June 30, 1998. Revenues from core research increased 32% to $14.8 million in the three months ended June 30, 1999 from $11.2 million in the three months ended June 30, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,466 at June 30, 1999 from 1,113 at June 30, 1998, an increase in the sales organization to 130 employees at June 30, 1999 from 97 employees at

June 30, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 3% of revenues for the three months ended June 30, 1999.

     Advisory services and other revenues increased 28% to $4.9 million in the three months ended June 30, 1999 from $3.8 million in the three months ended June 30, 1998. This increase was primarily attributable to the demand for the Partners and Strategy Review Programs and the increase in analyst staff providing advisory services to 117 at June 30, 1999 from 87 at June 30, 1998.

     Revenues attributable to customers outside the United States increased 24% to $4.1 million in the three months ended June 30, 1999 from $3.3 million in the three months ended June 30, 1998, and decreased as a percentage of total revenues to 21% for the three months ended June 30, 1999 from 22% for the three months ended June 30, 1998. The increase in international revenues was attributable primarily to the company's opening of its European headquarters in Amsterdam, the Netherlands, and the related increase in sales personnel. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 33% in the three months ended June 30, 1999 from 38% in the three months ended June 30, 1998. These expenses increased 11% to $6.4 million in the three months ended June 30, 1999 from $5.8 million in the three months ended June 30, 1998. The decrease in expense as a percentage of revenues is primarily due to hosting only one event in the three month period ended June 30, 1999 versus three events in the three month period ended June 30, 1998. The expense increase in the current period reflects increased analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 37% in the three months ended June 30, 1999 from 34% in the three months ended June 30, 1998. These expenses increased 43% to $7.3 million in the three months ended June 30, 1999 from $5.1 million in the three months ended June 30, 1998. The increase in expenses and expense as a percentage of revenues was principally due to one-time production costs associated with new product marketing collateral and the addition of direct salespersons and related commission expense.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the three months ended June 30, 1999 and 1998. These expenses increased 35% to $2.2 million in the three months ended June 30, 1999 from $1.6 million in the three months ended June 30, 1998. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 62% to $1.0 million in the three months ended June 30, 1999, from $648,000 in the three months ended June 30, 1998. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME. Other income, consisting primarily of interest income, increased to $895,000 in the three months ended June 30, 1999 from $715,000 in the three months ended June 30, 1998. The increase was due to the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the three months ended June 30, 1999, the Company recorded a tax provision of $1.4 million, reflecting an effective tax rate of 38%. During the three months ended June 30, 1998, the Company recorded a tax provision of $1.0 million, reflecting an effective tax rate of 38%.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUES. Total revenues increased 33% to $37.6 million in the six months ended June 30, 1999 from $28.2 million in the six months ended June 30, 1998. Revenues from core research increased 28% to $27.8 million in the six months ended June 30, 1999 from $21.7 million in the six months ended June 30, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,466 at June 30, 1999 from 1,113 at June 30, 1998, an increase in the sales organization to 130 employees at June 30, 1999 from 97 employees at June 30, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 3% of revenues for the six months ended June 30, 1999.

     Advisory services and other revenues increased 51% to $9.8 million in the six months ended June 30, 1999 from $6.5 million in the six months ended June 30, 1998. This increase was primarily attributable to increased demand for both the Partners and Strategy Review Programs and Forrester Forum events, and the increase in analyst staff providing advisory services to 117 at June 30, 1999 from 87 at June 30, 1998.

     Revenues attributable to customers outside the United States increased 33% to $7.8 million in the six months ended June 30, 1999 from $5.9 million in the six months ended June 30, 1998. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 21% for the six months ended June 30, 1999 and 1998. The increase in international revenues was attributable primarily to the company's opening of its European headquarters in Amsterdam, the Netherlands, and the increase in sales personnel there.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 35% in the six months ended June 30, 1999 from 38% in the six months ended June 30, 1998. These expenses increased 23% to $13.0 million in the six months ended June 30, 1999 from $10.6 million in the six months ended June 30, 1998. The decrease in expense as a percentage of revenues is primarily due to expense from Forrester Forums remaining relatively constant against a larger revenue base. The expense increase in the current period reflects increased analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 36% in the six months ended June 30, 1999 from 35% in the six months ended June 30, 1998. These expenses increased 37% to $13.4 million in the six months ended June 30, 1999 from $9.8 million in the six months ended June 30, 1998. The increase in expenses and expense as a percentage of revenues was principally due to one-time production costs associated with new product marketing collateral and the addition of direct salespersons and related commission expense.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the six months ended June 30, 1999 and 1998. These expenses increased 34% to $4.3 million in the six months ended June 30, 1999 from $3.2 million in the six months ended June 30, 1998. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 63% to $1.9 million in the six months ended June 30, 1999 from $1.2 million in the six months ended June 30, 1998. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME. Other income, consisting primarily of interest income, increased to $1.8 million in the six months ended June 30, 1999 from $1.4 million in the six months ended June 30, 1998. The increase was due to the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the six months ended June 30, 1999, the Company recorded a tax provision of $2.5 million, reflecting an effective tax rate of 38%. During the six months ended June 30, 1998, the Company recorded a tax provision of $1.8 million, reflecting an effective tax rate of 38%.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations during the periods discussed through funds generated from operations. Memberships for core research, which constituted approximately 75% of the Company's revenues for the three months ended June 30, 1999, are annually renewable and are generally payable in advance. The Company generated $10.0 and $4.0 million in cash from operating activities during the six-month periods ended June 30, 1999 and 1998, respectively. The significant increase is primarily due to increased income and positive cash flow resulting from the collection of receivables.

     During the six-month period ended June 30, 1999, the Company used $17.5 million of cash in investing activities, consisting of $1.5 million for purchases of property and equipment, $1.0 million for a minority investment in Greenfield Online, Inc., and $15.0 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     As of June 30, 1999, the Company had cash and cash equivalents of $8.1 million and $71.1 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company plans to continue to introduce new products and services and to invest in its infrastructure over the next 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

     The Company is currently implementing the second stage, executing the software and hardware changes necessary to remediate potential year 2000 problems identified in the survey. The year 2000 compliance of the Company's external product delivery systems and internal information technology systems ultimately depends upon the delivery of year 2000-compliant systems from the Company's vendors. The Company is working closely with these vendors to ensure the timely delivery of year 2000- compliant systems. The Company's Lotus Notes system is fully year 2000-compliant, and the Company has released updated versions of its web site and FTP site, which bring these external delivery systems into year 2000 compliance. The Company's MIS systems are fully compliant and vendor-supplied upgrades for the Company's customer service applications and production systems have been delivered and will be installed. The Company's survey of non-IT facilities technology, which included a review of the elevator, HVAC, security, and energy management systems, indicated that these systems are currently year 2000-compliant due to the absence of date-sensitive microcontrollers.

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

     The final stage of the Company's year 2000 efforts, the internal testing of all systems, is also currently underway. In the fourth quarter of 1998 the Company completed a successful test of its internal IT systems and intends to continue to test these systems during 1999. The Company has completed all testing for year 2000 compliance and will continue to monitor all of its systems during the second half of 1999.

     THE COMPANY'S YEAR 2000 RISK. Based on the efforts described above, the Company currently believes that its systems are year 2000 compliant as of mid-1999. However, there can be no assurance that all year 2000 problems will be successfully identified or that the necessary corrective actions will be completed in a timely manner. In addition, the survey has indicated that the Company's compliance will require the delivery of upgrades by various vendors, and any failure to deliver these upgrades in a timely manner will adversely affect the Company's readiness for the year 2000 problem. The Company relies on the Internet for its external distribution systems, and any failure of the Internet due to year 2000 issues could adversely affect the Company.

     THE COMPANY'S CONTINGENCY PLANS. The Company is designing a contingency plan for year 2000 problems. This contingency plan will be in place by the end of the third quarter 1999 and will be designed to mitigate the effects of third parties' failures to remediate their year 2000 issues and for unexpected failures in its own systems. Pursuant to the contingency plan, the Company has made arrangements for some alternate suppliers, such as Internet service providers, and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position, or cash flow.

     COSTS OF YEAR 2000 REMEDIATION. As of June 30, 1999, the Company has not incurred material costs related to the year 2000 problem. In the future, the Company may incur small incremental costs in connection with the upgrades of its external delivery systems and internal information technology systems. The Company has not deferred other information technology projects due to year 2000 expenses and does not expect to defer such projects in the future.

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

     INTEREST RATE SENSITIVITY. The Company maintains an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity. Therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rated by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars (in thousands except interest rates):

                                       Fair Value                                                  FY 2001
                                       at June 30,                                                   and
                                          1999           FY 1999            FY 2000              Thereafter

Cash equivalents                       $ 8,638           $ 8,638            $    --                 $    --
Weighted average interest rate            3.97%             3.97%                --%                     --%

Investments                            $69,860           $28,980            $25,168                 $15,712
Weighted average interest rate            4.93%             4.86%              4.82%                   5.23%

Total Portfolio                        $78,498           $37,618            $25,168                 $15,712
Weighted average interest rate            4.82%             4.66%              4.82%                   5.23%



     FOREIGN CURRENCY EXCHANGE. On a global level, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure had been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. The Company is prepared to hedge against fluctuations the Euro will have on foreign exchange exposure if this exposure becomes material. As of June 30, 1999, the assets and liabilities related to non-dollar-denominated currencies was approximately $1.3 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders ("Meeting") was held on May 11, 1999. At such meeting, the stockholders elected the following person as a Class I Director of the Board of Directors by the following votes:

                            Total Vote For             Total Vote Withheld
                               Director                   From Director
                            --------------             -------------------

George F. Colony               8,395,575                     42,765


Henk W. Broeders and George R. Hornig's terms of office as Class II Directors continued after the Meeting. Robert M. Galford and Michael H. Welles' terms of office as Class III Directors continued after the Meeting.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.11  Lease dated May 6, 1999 between Technology Square LLC and the
            Company for the premises located at 565 Technology Square,
            Cambridge, Massachusetts (the "Technology Square Lease").
     27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Forrester Research, Inc.

                                        By: /s/ George F. Colony
                                           -------------------------------------
                                        George F. Colony
                                        Chairman of the Board, President, and
                                        Chief Executive Officer

                                        Date: August 16, 1999



                                        By: /s/ Susan M. Whirty
                                           -------------------------------------
                                        Susan M. Whirty
                                        Chief Financial Officer, Vice President,
                                        Operations
                                        (principal financial and accounting
                                        officer)

                                        Date: August 16, 1999