Form 10-Q
period 1999-09-30
FORRESTER RESEARCH INC
filed 1999-11-12
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission File Number: 000-21433

                                  -------------

                            FORRESTER RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            04-2797789
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

        400 Technology Square
            Cambridge, MA                                          02139
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

Yes [X]      No [ ]

     As of November 4, 1999, 9,163,272 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                              3

          Consolidated Statements of Income for the Three
          and Nine Months Ended September 30, 1999 and 1998                  4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998                      5

          Notes to Consolidated Financial Statements                         6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

ITEM 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                 14

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 15

ITEM 2.   Changes in Securities                                             15

ITEM 3.   Defaults Upon Senior Securities                                   15

ITEM 4.   Submission of Matters to a Vote of Security-Holders               15

ITEM 5.   Other Information                                                 15

ITEM 6.   Exhibits and Reports on Form 8-K                                  15

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1999          1998
                                                                 ------------   -----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $ 15,390     $ 10,414
   Marketable securities                                             72,078       56,070
   Accounts receivable, net                                          20,922       21,158
   Deferred commissions                                               4,000        2,124
   Prepaid income taxes                                                  43          334
   Prepaid expenses and other current assets                          5,213        2,605
                                                                   --------     --------
         Total current assets                                       117,646       92,705
                                                                   --------     --------
   Property and equipment, net                                        7,496        7,813
   Other assets                                                       1,720           --
                                                                   --------     --------
         Total assets                                              $126,862     $100,518
                                                                   ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  1,147     $  1,434
   Customer deposits                                                    568          264
   Accrued expenses                                                   7,964        5,051
   Accrued income taxes                                                 114          933
   Deferred revenue                                                  46,909       38,894
   Deferred income taxes                                              1,167          409
                                                                   --------     --------
         Total current liabilities                                   57,869       46,985
                                                                   ========     ========

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                        --           --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--9,126,947 and
       8,654,175 shares at September 30, 1999 and
       December 31, 1998, respectively                                   91           86
   Additional paid-in capital                                        48,577       39,575
   Retained earnings                                                 20,550       13,555
   Accumulated other comprehensive income                              (225)         317
                                                                   --------     --------
         Total stockholders' equity                                  68,993       53,533
                                                                   --------     --------
         Total liabilities and stockholders' equity                $126,862     $100,518
                                                                   ========     ========




                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------     -----------------
                                                          1999        1998       1999      1998
                                                         -------    -------     -------   -------

REVENUES:
   Core research                                         $17,026    $12,354     $44,778   $34,026
   Advisory services and other                             4,955      2,716      14,803     9,219
                                                         -------    -------     -------   -------
         Total revenues                                   21,981     15,070      59,581    43,245
                                                         -------    -------     -------   -------
OPERATING EXPENSES:
   Cost of services and fulfillment                        6,909      5,212      19,945    15,822
   Selling and marketing                                   7,854      5,194      21,322    15,039
   General and administrative                              2,504      1,647       6,758     4,846
   Depreciation and amortization                             973        760       2,894     1,939
                                                         -------    -------     -------   -------
         Total operating expenses                         18,240     12,813      50,919    37,646
                                                         -------    -------     -------   -------
         Income from operations                            3,741      2,257       8,662     5,599

OTHER INCOME, NET                                            864        765       2,618     2,196
                                                         -------    -------     -------   -------
         Income before income tax provision                4,605      3,022      11,280     7,795

INCOME TAX PROVISION                                       1,750      1,148       4,287     2,961
                                                         -------    -------     -------   -------
         Net income                                      $ 2,855    $ 1,874     $ 6,993   $ 4,834
                                                         =======    =======     =======   =======
BASIC NET INCOME PER COMMON SHARE                        $  0.32    $  0.22     $  0.79   $  0.57
                                                         =======    =======     =======   =======
DILUTED NET INCOME PER COMMON SHARE                      $  0.29    $  0.20     $  0.72   $  0.52
                                                         =======    =======     =======   =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           9,002      8,555       8,876     8,495
                                                         =======    =======     =======   =======
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         9,850      9,491       9,688     9,358
                                                         =======    =======     =======   =======




                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -----------------------
                                                                       1999          1998
                                                                     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   6,993     $   4,834
   Adjustments to reconcile net income to net cash provided
     by operating activities-
     Depreciation and amortization                                       2,894         1,939
     Loss on disposal of property and equipment                            105            --
     Deferred income taxes                                                 758           208
     Cumulative translation adjustment                                    (209)           --
     Accretion of premiums on marketable securities                        (22)           --
     Changes in assets and liabilities-
       Accounts receivable                                                 236        (5,315)
       Deferred commissions                                             (1,876)         (658)
       Prepaid expenses and other                                       (2,609)         (892)
       Prepaid income taxes                                                291            --
       Accounts payable                                                   (287)          159
       Customer deposits                                                   304            13
       Accrued expenses                                                  2,912           428
       Accrued income taxes                                               (818)          301
       Deferred revenue                                                  8,015         6,633
                                                                     ---------     ---------
              Net cash provided by operating activities                 16,687         7,650
                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (3,733)       (5,328)
   Proceeds related to disposals of property and equipment               1,056            --
   Purchase of non-marketable investment (Note 7)                       (1,000)           --
   Increase in other assets                                               (720)           --
   Purchase of marketable securities                                  (360,640)     (244,175)
   Proceeds from sales and maturities of marketable securities         344,323       236,168
                                                                     ---------     ---------
              Net cash used in investing activities                    (20,714)      (13,335)
                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
    plan and employee stock purchase plan, including tax
    benefit on exercise of stock options                                 9,007         3,129
                                                                     ---------     ---------
              Net cash provided by financing activities                  9,007         3,129
                                                                     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                (4)           --
                                                                     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,976        (2,556)

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                         10,414         7,742
                                                                     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  15,390     $   5,186
                                                                     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                        $   1,062     $     770
                                                                     =========     =========



                             See accompanying notes.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended September 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period.

NOTE 2 - NET INCOME PER COMMON SHARE

Basic net income per common share was computed by dividing net income by the basic weighted-average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period. The weighted-average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. Reconciliation of basic to diluted weighted-average common shares outstanding is as follows (in thousands):

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      -----------------
                                                        1999         1998       1999        1998
                                                       -----        -----      -----       -----

Basic weighted average common shares outstanding       9,002        8,555      8,876       8,495
Weighted average common equivalent shares                848          936        812         863
                                                       -----        -----      -----       -----
Diluted weighted average shares outstanding            9,850        9,491      9,688       9,358
                                                       -----        -----      -----       -----

As of September 30, 1999 and 1998, 625,500 and 357,500 stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      -----------------
                                                        1999         1998       1999        1998
                                                       -----        -----      -----       -----

Unrealized (loss) gain on marketable securities,
net of taxes                                           $ (52)       $ 239      $(329)      $ 270
Cumulative translation adjustment                        (23)          --       (213)         --
                                                       -----        -----      -----       -----
Total other comprehensive income                       $ (75)       $ 239      $(542)      $ 270
                                                       -----        -----      -----       -----

NOTE 4 - CAPITALIZED SOFTWARE COSTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. The net book value of capitalized internal use software costs at September 30, 1999 and December 31, 1998 was $1.8 million and $1.9 million, respectively.

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

NOTE 6 - SEGMENT AND ENTERPRISE-WIDE REPORTING

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No.131 establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is the Executive Team, consisting of the executive officers. To date, the Company has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Substantially all of the Company's assets are located in the United States.

Net revenues by geographic destination and as a percentage of total revenues are as follows:


                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                   ------------------      -----------------
                                    1999        1998        1999      1998
                                   -------    -------      -------   -------

United States                      $17,078    $12,039      $46,834   $34,315
Europe                               2,968      1,826        7,608     5,160
Other                                1,935      1,205        5,139     3,770
                                   -------    -------      -------   -------
                                   $21,981    $15,070      $59,581   $43,245
                                   =======    =======      =======   =======

United States                           78%        80%          79%       79%
Europe                                  13%        12%          13%       12%
Other                                    9%         8%           8%        9%
                                   -------    -------      -------   -------
                                       100%       100%         100%      100%
                                   -------    -------      -------   -------

NOTE 7 - INVESTMENT IN GREENFIELD ONLINE, INC.

In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc., an Internet-based marketing research firm. As a result of this investment, the Company effectively owns approximately a 3.4% interest in Greenfield Online, Inc. This investment is being accounted for using the cost method and, accordingly, is valued at cost until it has been determined that a permanent impairment in its value has occurred.

NOTE 8 - NEW LEASE

In May 1999, the Company signed a seven-year lease to relocate its corporate headquarters to a new location within Cambridge, Mass. The new lease term began in October 1999 and has two options to extend, each option for an additional five years. The Company has incurred approximately $510,000 in lease acquisition costs to date, which is included in other assets in the accompanying Consolidated Balance Sheet as of September 30, 1999 and will be amortized over the initial term of the lease.

In connection with the relocation of its corporate headquarters, the Company disposed of approximately $2.5 million of leasehold improvements and furniture with an aggregate net book value of $1.2 million. This was offset by $1.1 million to be received from the buyout of the Company's former lease. This receivable is included in other current assets in the accompanying Consolidated Balance Sheet as of September 30, 1999. The transaction resulted in a net loss of $105,000, which is included in other income in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 1999.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Forrester Research, Inc. ("Forrester" or the "Company") is a leading independent research firm offering products and services that help its clients assess the effect of technology and Internet commerce on their businesses. The Company provides analysis and insight into a broad range of technology areas such as electronic commerce and the Internet, computing, software, networking, and telecommunications, and projects how technology trends will impact businesses, consumers, and society. Forrester's clients, which include senior management, business strategists, and marketing and information technology ("IT") professionals within large enterprises, use Forrester's prescriptive research to understand and benefit from current developments in technology, and as support for their development and implementation decisions.

     Forrester offers its clients annual memberships to core research that is organized into three Coverage Areas: Internet Commerce, Internet Commerce Enabling Technology, and Technographics(R) Data & Analysis ("Coverage Areas"). Such memberships are renewable contracts, typically annual and payable in advance. Accordingly, a substantial portion of the Company's billings are recorded initially as deferred revenue. Revenues for core research are recognized pro rata on a monthly basis over the contract period. The Company's other revenues are derived from advisory services rendered pursuant to Forrester's Partners Program and Strategy Review Program and from Forrester Forums ("Forums"). The Company's advisory service clients purchase such services together with core research memberships. Billings attributable to advisory services are recorded initially as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are recorded initially as deferred revenue and are recognized as revenue upon completion of each event.

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

     The Company believes that the "agreement value" of contracts to purchase core research and advisory services provides a significant measure of the Company's business volume. Forrester calculates agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time without regard to how much revenue already has been recognized. Agreement value increased 48% to $89.8 million at September 30, 1999 from $60.6 million at September 30, 1998. No single client company accounted for more than 3% of agreement value at September 30, 1999. The Company's experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total core research and advisory service fees each year. Approximately 75% of Forrester's client companies with memberships expiring during the 12-month period ended September 30, 1999 renewed one or more memberships for the Company's products and services. This renewal rate is not necessarily indicative of the rate of future retention of the Company's revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                             ------------------        -----------------
                                             1999          1998        1999         1998
                                             ----          ----        ----         ----

Core research                                  77%           82%         75%          79%
Advisory services and other                    23            18          25           21
                                             ----          ----        ----         ----
Total revenues                                100           100         100          100

Cost of services and fulfillment               31            35          33           37
Selling and marketing                          36            34          36           35
General and administrative                     11            11          11           11
Depreciation and amortization                   5             5           5            4
                                             ----          ----        ----         ----
Income from operations                         17            15          15           13
Other income, net                               4             5           4            5
                                             ----          ----        ----         ----
Income before income tax provision             21            20          19           18
Provision for income taxes                      8             8           7            7
                                             ----          ----        ----         ----
Net income                                     13%           12%         12%          11%
                                             ====          ====        ====         ====

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     REVENUES. Total revenues increased 46% to $22.0 million in the three months ended September 30, 1999 from $15.1 million in the three months ended September 30, 1998. Revenues from core research increased 38% to $17.0 million in the three months ended September 30, 1999 from $12.4 million in the three months ended September 30, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,558 at September 30, 1999 from 1,142 at September 30, 1998, an increase in the sales organization to 144 employees at September 30, 1999 from 95 employees at September 30, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 3% of revenues for the three months ended September 30, 1999.

     Advisory services and other revenues increased 82% to $5.0 million in the three months ended September 30, 1999 from $2.7 million in the three months ended September 30, 1998. This increase was primarily attributable to increased demand for the Partner and Strategy Review Programs, and the Marketing and New Media forum held by the Company in the quarter, compared with no events held in the three months ended September 30, 1998.

     Revenues attributable to customers outside the United States increased 62% to $4.9 million in the three months ended September 30, 1999 from $3.0 million in the three months ended September 30, 1998, and increased as a percentage of total revenues to 22% for the three months ended September 30, 1999 from 20% for the three months ended September 30, 1998. The increase in international revenues was primarily attributable to the continued expansion of the Company's European headquarters in Amsterdam, the Netherlands, and the increase in sales personnel there. The Company invoices its international clients in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 31% in the three months ended September 30, 1999 from 35% in the three months ended September 30, 1998. These expenses increased 33% to $6.9 million in the three months ended September 30, 1999 from $5.2 million in the three months ended September 30, 1998. The decrease in expense as a percentage of revenues reflects the larger revenue base in the current year, as well as costs incurred in the development of eResearch(TM) reflected in the three months ended September 30, 1998. The expense increase in the current period was principally due to research analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 36% in the three months ended September 30, 1999 from 34% in the three months ended September 30, 1998. These expenses increased 51% to $7.9 million in the three months ended September 30, 1999 from $5.2 million in the three months ended September 30, 1998. The increases in expenses and expense as a percentage of revenues were principally due to the addition of direct salespersons and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the three months ended September 30, 1999 and 1998. These expenses increased 52% to $2.5 million in the three months ended September 30, 1999 from $1.6 million in the three months ended September 30, 1998. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 28% to $973,000 in the three months ended September 30, 1999, from $760,000 in the three months ended September 30, 1998. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $864,000 in the three months ended September 30, 1999 from $765,000 in the three months ended September 30, 1998. Other income for the three months ended September 30, 1999 includes a loss of approximately $105,000 resulting from the relocation of the Company's corporate headquarters. The increase was due to the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 1999, the Company recorded a tax provision of $1.8 million, reflecting an effective tax rate of 38%. During the three months ended September 30, 1998, the Company recorded a tax provision of $1.1 million, reflecting an effective tax rate of 38%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     REVENUES. Total revenues increased 38% to $59.6 million in the nine months ended September 30, 1999 from $43.2 million in the nine months ended September 30, 1998. Revenues from core research increased 32% to $44.8 million in the nine months ended September 30, 1999 from $34.0 million in the nine months ended September 30, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,558 at September 30, 1999 from 1,142 at September 30, 1998, an increase in the sales organization to 144 employees at September 30, 1999 from 95 employees at September 30, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 3% of revenues for the nine months ended September 30, 1999.

     Advisory services and other revenues increased 61% to $14.8 million in the nine months ended September 30, 1999 from $9.2 million in the nine months ended September 30, 1998. This increase was primarily attributable to increased demand for the Partners and Strategy Review Programs and Forrester Forum events, an increase in the number of events held to five in the nine months ended September 30, 1999 from four in the nine months ended September 30, 1998, and the increase in analyst staff providing advisory services to 123 at September 30, 1999 from 98 at September 30, 1998.

     Revenues attributable to customers outside the United States increased 43% to $12.7 million in the nine months ended September 30, 1999 from $8.9 million in the nine months ended September 30, 1998. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 21% for the nine months ended September 30, 1999 and 1998. The increase in international revenues was primarily attributable to the continued expansion of the company's European headquarters in Amsterdam, the Netherlands, and the increase in sales personnel there.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 33% in the nine months ended September 30, 1999 from 37% in the nine months ended September 30, 1998. These expenses increased 26% to $19.9 million in the nine months ended September 30, 1999 from $15.8 million in the nine months ended September 30, 1998. The decrease in expense as a percentage of revenues reflects a larger revenue base in the current year. The expense increase in the current period was principally due to research analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 36% in the nine months ended September 30, 1999 from 35% in the nine months ended September 30, 1998. These expenses increased 42% to $21.3 million in the nine months ended September 30, 1999 from $15.0 million in the nine months ended September 30, 1998. The increases in expenses and expense as a percentage of revenues were principally due to the addition of direct salespersons and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the nine months ended September 30, 1999 and 1998. These expenses increased 49% to $6.8 million in the nine months ended September 30, 1999 from $4.8 million in the nine months ended September 30, 1998. The increase in expenses was principally due to staffing increases in the Company's operations, finance, technology, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 49% to $2.9 million in the nine months ended September 30, 1999 from $1.9 million in the nine months ended September 30, 1998. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $2.6 million in the nine months ended September 30, 1999 from $2.2 million in the nine months ended September 30, 1998. Other income for the nine months ended September 30, 1999 includes a loss of approximately $105,000 resulting from the reduction of the Company's corporate headquarters. The increase was due to the Company's higher cash and marketable securities balances resulting from positive cash flows from operations.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1999, the Company recorded a tax provision of $4.3 million, reflecting an effective tax rate of 38%. During the nine months ended September 30, 1998, the Company recorded a tax provision of $3.0 million, reflecting an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations during these periods through funds generated from operations. Memberships for core research, which constituted approximately 77% of the Company's revenues for the three months ended September 30, 1999, are annually renewable and are generally payable in advance. The Company generated $16.7 million and $7.7 million in cash from operating activities during the nine-month periods ended September 30, 1999 and 1998, respectively.

     During the nine-month period ended September 30, 1999, the Company used $20.7 million of cash in investing activities, consisting primarily of $2.6 million for net purchases of property and equipment, $1.0 million for a minority investment in Greenfield Online, Inc., and $16.3 million for net purchases of marketable securities. The Company regularly invests excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     As of September 30, 1999, the Company had cash and cash equivalents of $15.4 million and $72.1 million in marketable securities. The Company does not have a line of credit and does not anticipate the need for one in the foreseeable future. The Company plans to continue to introduce new products and services and to invest in its infrastructure over the next 12 months. The Company believes that its current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

YEAR 2000 DISCLOSURE

     THE COMPANY'S STATE OF READINESS. The Company has implemented a broad-based remediation effort to address the year 2000 problem. This effort consists of the following three stages: (i) survey and assess the Company's operations for year 2000 compliance; (ii) execute the necessary software and hardware remedial changes; and (iii) test the remediation efforts to ensure year 2000 compliance. There can be no assurance that the Company's survey will identify all year 2000 problems in these areas or that the necessary corrective actions will be completed in a timely manner.

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

     This survey included a review of the year 2000 compliance of the Company's European Research Center. The Company's external product delivery systems, internal information technology systems, and a number of third-party vendors and service providers are also utilized by the European Research Center. The Company has completed its survey of non-IT facilities and third-party vendors that are used exclusively by the European Research Center and has replaced vendors who are not year 2000 compliant.

     The Company has implemented the second stage, executing the software and hardware changes necessary to remediate potential year 2000 problems identified in the survey. The year 2000 compliance of the Company's external product delivery systems and internal information technology systems ultimately depends upon the delivery of year 2000-compliant systems from the Company's vendors that the Company receives on a continuous basis. The Company is working closely with these vendors to ensure the timely delivery of year 2000 compliant systems. The Company's Lotus Notes system is fully year
2000 compliant, and the Company has released updated versions of its Web site and FTP site, which bring these external delivery systems into year 2000 compliance. The Company's MIS systems are fully compliant and vendor-supplied upgrades for the Company's customer service applications and production systems have been delivered and installed. The Company's survey of non-IT facilities technology, which included a review of the elevator, HVAC, security, and energy management systems, indicated that these systems are currently year
2000 compliant.

     During this second stage the Company has assessed its vulnerability to year 2000 problems of third-party vendors and service providers by requiring these third-party vendors and service providers to complete a survey pertaining to their year 2000 readiness. The Company relies on third-party suppliers primarily to deliver printing services, mailing services, Internet and Web hosting services, and CD-ROM duplication. The Company has received responses from the majority of these vendors and service providers that indicate that the vendors and service providers are year 2000 compliant and the Company intends to continuously identify and prioritize critical service providers and vendors, and communicate with them about their plans and progress in addressing the year 2000 problem.

     The final stage of the Company's year 2000 efforts, the internal testing of all systems, has been completed. In the fourth quarter of 1998 the Company completed a successful test of its internal IT systems and intends to continue to test these systems during 1999 and early 2000. The Company has completed all testing for year 2000 compliance and will continue to monitor all of its systems during the fourth quarter of 1999. The Company also has established a contingency plan that provides a framework for decisions in the event of year 2000 induced service or systems interruptions.

     THE COMPANY'S YEAR 2000 RISK. Based on the efforts described above, the Company currently believes that its systems are year 2000 compliant. However, there can be no assurance that all year 2000 problems will be successfully identified or that the necessary corrective actions will be completed in a timely manner. In addition, the survey has indicated that the Company's compliance will require the delivery of upgrades by various vendors, and any failure to deliver these upgrades in a timely manner will adversely affect the Company's readiness for the year 2000 problem. The Company relies on the Internet for its external distribution systems, and any failure of the Internet due to year 2000 issues could adversely affect the Company.

     THE COMPANY'S CONTINGENCY PLANS. The Company has designed a contingency plan for year 2000 problems. This contingency plan is designed to mitigate the effects of third parties' failures to remediate their year 2000 issues and for unexpected failures in its own systems. Pursuant to the contingency plan, the Company has made arrangements for some alternate suppliers, such as Internet service providers, and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position, or cash flow.

     COSTS OF YEAR 2000 REMEDIATION. As of September 30, 1999, the Company has not incurred material costs related to the year 2000 problem. In the future, the Company may incur small incremental costs in connection with the upgrades of its external delivery systems and internal information technology systems. The Company has not deferred other information technology projects due to year 2000 expenses and does not expect to defer such projects in the future.

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

     INTEREST RATE SENSITIVITY. The Company maintains an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity. Therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars (in thousands except interest rates):

                                     FAIR VALUE AT                                  FY 2001
                                     SEPTEMBER 30,                                    AND
                                          1999        FY 1999        FY 2000       THEREAFTER

Cash equivalents                       $14,244        $14,244        $    --        $    --
Weighted average interest rate            4.40%          4.40%            --%            --%

Investments                            $72,078        $ 9,792        $29,127        $33,159
Weighted average interest rate            5.03%          4.50%          5.12%          5.12%

Total portfolio                        $86,322        $24,036        $29,127        $33,159
Weighted average interest rate            4.93%          4.44%          5.12%          5.12%


     FOREIGN CURRENCY EXCHANGE. On a global level, the Company faces exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure had been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where the Company sells primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. The Company is prepared to hedge against fluctuations the Euro will have on foreign exchange exposure if this exposure becomes material. As of September 30, 1999, the assets and liabilities related to non-dollar-denominated currencies was approximately $1.3 million.

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


                                  Forrester Research, Inc.


                                  By: /s/ George F. Colony
                                      ----------------------------------------
                                      George F. Colony
                                      Chairman of the Board, President, and
                                      Chief Executive Officer


                         Date: November 10, 1999




                                  By: /s/ Susan M. Whirty
                                      ----------------------------------------
                                      Susan M. Whirty
                                      Chief Financial Officer, Vice President,
                                      Operations (principal financial and
                                      accounting officer)

                         Date: November 10, 1999