Form 10-K
period 1999-12-31
FORRESTER RESEARCH INC
filed 2000-03-10
CIK 1023313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER: 000-21433
                            ------------------------
                            FORRESTER RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2797789
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
            400 TECHNOLOGY SQUARE                                  02139
           CAMBRIDGE, MASSACHUSETTS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 497-7090

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the registrant as of March 9, 2000 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $600,454,000.

     As of March 9, 2000, 20,545,744 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 1999 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. is a leading independent Internet research firm that conducts research and analysis on the impact of the Internet and emerging technologies on business strategy, consumer behavior and society. We provide our clients with a comprehensive and integrated perspective on technology and business, which we call the Whole View(TM) of Internet commerce. Our Whole View approach helps companies evolve their business models and infrastructure to embrace broader on-line markets and to scale their Internet operations. We help our clients develop e-business strategies that use the Internet and other emerging technologies to win customers, identify new markets and gain competitive operational advantages. We target our products and services to large enterprises, Internet companies and technology vendors. Senior management, business strategists and marketing and technology professionals use our prescriptive, actionable research to understand and capitalize on the Internet and emerging business models and technologies.

     In addition to analyzing the Internet, we also use Internet technologies as an integral part of our business. We have developed a technology platform that we call "Forrester eResearch" which allows us to conduct, design, sell and deliver our research over the Internet in a format specifically developed to maximize its impact and effectiveness. Our eResearch platform enhances our research data and content quality and provides our clients with instant access to our research, on-line tools and presentations and interactive services.

     We offer our clients annual memberships which provide access to our research on specific business issues and technology topics. These issues and topics include the impact that the application of the Internet and emerging technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness and staffing requirements. We also provide advisory services to clients that explore in greater detail the issues and topics covered by our research. We host Forum events, conferences devoted to critical business and technology issues, which bring our clients and major technology and business leaders together to discuss the impact of technology change on business. Additionally, we offer our clients bit products that consist of research that is collected, analyzed and sold directly on the Internet.

     The Company was incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996.

INDUSTRY BACKGROUND

     Internet commerce and emerging technologies continue to rapidly transform businesses. The rise of both new business models and consumers who are empowered by the Internet requires companies to adapt their pricing, distribution, sales channels and supply chains to remain competitive. Decisions about how to develop e-commerce strategies, how to leverage new media for advertising and marketing and how to capitalize on e-business technologies have become increasingly complex, requiring participation from corporate leaders, line-of-business managers, marketing executives and technology professionals. Together, these individuals must work to reduce and even eliminate the traditional separations between marketing, business strategy and technology to reach new markets, gain competitive advantage and develop high customer service and loyalty levels. Developing a comprehensive and coordinated e-business strategy is difficult because as technology change accelerates, consumers and businesses adopt new methods of buying and selling and markets grow increasingly dynamic.

     Consequently, demand is growing for external sources of expertise that provide independent business advice spanning a variety of areas including Internet commerce, e-business technologies and consumer behavior. We believe there is a need for objective research which is thematic, prescriptive and actionable and which provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     We believe that our Internet business and technology expertise enables us to offer our clients the best available research on Internet commerce and emerging business models and technologies. Our solution provides our clients with:

          THE WHOLE VIEW OF INTERNET COMMERCE. We provide our clients with a comprehensive and integrated perspective on emerging technologies and business, which we call the Whole View of Internet commerce. Our approach helps guide our clients in the evolution of their business models and infrastructure. We deliver the Whole View by organizing our research into lenses -- focused selections of our research addressing various business issues and technology topics -- within our three coverage areas: Internet Commerce, eBusiness Technology and Technographics Data & Analysis.

          TOOLS TO DEVELOP EBUSINESS STRATEGIES. Our research and advisory services analyze technology and its relation to, and impact on, evolving markets and business issues. This enables our clients to:

           - assess potential new markets, competitors, products and services;

           - anticipate technology-driven business model shifts;

           - understand how the Internet and other emerging technologies can improve business processes;

           - educate and inform strategic decision makers in their organizations; and

           - capitalize on emerging technologies.

          EXPERTISE ON THE INTERNET AND EMERGING TECHNOLOGIES. We started our business in 1983 and have a long history of and extensive experience in identifying emerging technology trends and providing research and actionable advice on the impact of technology on business. This history and experience allowed us early on to identify and analyze the impact that the Internet would have on businesses, consumers and society, and to launch our first Internet-focused research efforts in 1993. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences and symposiums, and are frequently quoted in the press and other publications. They enjoy direct access to the leaders and decision-makers within large enterprises, Internet companies and technology vendors. We provide our research analysts with rigorous training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, actionable insight and research to achieve our key values.

          INTERNET-BASED, ACTIONABLE ERESEARCH THAT ACCELERATES
     DECISION-MAKING. Our eResearch platform, specifically developed for electronic distribution and use over the Internet, increases the relevancy, timeliness and usefulness of our research. We distill the abundance of information, developments and data into concise and easy-to-read formats to facilitate rapid decision-making. Our web site offers advanced personalization features, downloadable data and graphics and intuitive navigation and search features which provide clients with the access and flexibility to accelerate deployment of our ideas and analysis.

          TIMELY INSIGHTS INTO CHANGING CONSUMER BEHAVIOR. Our Technographics Data & Analysis coverage area and several of our bit products provide primary data, quantitative research and prescriptive advice to help our clients understand consumers' attitudes, abilities and motivations regarding the Internet and technology. We annually interview more than 150,000 households in North America and Europe. Our clients use our Technographics research to assess specific consumer segment behavior, identify emerging consumer trends and adapt their business strategies accordingly.

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading Internet research firm and to capitalize on the growing demand for our research by:

          IDENTIFYING AND DEFINING NEW INTERNET BUSINESS MODELS, TECHNOLOGIES AND MARKETS. We seek to position ourselves ahead of other research firms by delivering strategic research and analysis on the impact of the Internet and other new and emerging technologies on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of the Internet and other emerging technologies before these changes appear on the horizons of most users, vendors and other research firms. Our early identification of these shifts enables us to offer research and introduce new products and services that help our clients capitalize on the Internet and emerging business models.

          LEVERAGING ERESEARCH. Our focus on sales of research that is produced for and delivered on the Internet allows us to provide value to our clients and increase our revenues. Our business model, eResearch technology platform and research methodology allow us to increase sales of existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use the Internet to both increase sales of our research and introduce innovative products.

          EXPANDING MULTIPLE SALES CHANNELS. We plan to continue to expand our direct sales force and to develop new methods to sell directly from our web site and through new on-line affiliates and intermediaries. We sell our products and services through our headquarters in Cambridge, Massachusetts, our European headquarters in Amsterdam, the Netherlands and our office in London. We are also in the process of opening remote sales offices in New York, Chicago and San Francisco. Our direct sales force increased 66% from 92 on December 31, 1998 to 153 on December 31, 1999. As we continue to expand our direct sales force we seek to increase the average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management and shorten our sales cycle through marketing initiatives. In 1999, we introduced Baseline Research for Internet Entrepreneurs and the Baseline Affiliates Program to sell our research to the emerging market for Internet entrepreneurs through our web site and other affiliate web sites.

          GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING CLIENTS. We believe that our products and services can continue to be successfully marketed and sold to new client companies worldwide and to new organizations within existing client companies. We believe that within our client base of 1,793 clients as of December 31, 1999, there is ample opportunity to sell additional products and services. In addition, we intend to continue expanding our international presence as the growing use of the Internet and the need for e-business strategies increase the demand for external sources of objective research.

          ATTRACTING AND RETAINING OUTSTANDING RESEARCH PROFESSIONALS. The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. Through our on-going recruiting efforts, we seek to hire outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes excellence, cooperation and creativity and fosters a dedication to quality research, helps us to attract and retain high-caliber research professionals. We provide a competitive compensation structure and recognition and rewards for excellent individual and team performance.

          OPTIMIZING THE USE OF NEW TECHNOLOGY. Our eResearch platform allows us to conduct, design, sell and deliver our research over the Internet. Through this platform we can:

        - create Internet-based products that we sell on-line;

        - create research tools that allow us to perform research on the Internet;

        - conduct direct marketing campaigns;

        - improve sales leads fulfillment;

        - create links to on-line affiliates; and

        - accelerate the production of our research.

     We intend to continue to use emerging technologies to improve the reach and quality of our research.

PRODUCTS AND SERVICES

     We offer annually renewable memberships which provide our clients access to research in the following coverage areas:

     - INTERNET COMMERCE. Addresses the challenges of leveraging the Internet for sales, trade, marketing and content delivery.

     - eBUSINESS TECHNOLOGY. Analyzes the strategic and organizational issues related to developing and managing technology infrastructures, products and applications.

     - TECHNOGRAPHICS DATA & ANALYSIS. Delivers both primary data and quantitative research based on surveys of over 150,000 North American and European households analyzed and categorized into relevant market segments to help organizations capitalize on changing consumer behavior.

     In addition, we offer the following products and services:

     - BIT PRODUCTS. Consist of research that is collected, analyzed and sold directly on the Internet.

     - ADVISORY SERVICES. Provide our clients with a proactive relationship with our analysts to develop strategies for specific corporate goals.

     - FORUM EVENTS. Provide one or two-day conferences for our clients with major technology and business leaders devoted to leading technology issues.

     We work with each client to design a portfolio of relevant research lenses, advisory services and Forum seats to address its specific business objectives.

RESEARCH

     Each of our coverage areas -- Internet Commerce, eBusiness Technology and Technographics Data & Analysis -- includes research lenses that focus on research relevant to specific business issues and topics. Within each coverage area we offer three different levels of lenses:

        - a Comprehensive lens which contains all of the research within a particular coverage area;

        - Industry/Infrastructure lenses which provide research that is focused on a specific vertical market or a discrete element of technology infrastructure; and

        - Issue-Specific lenses which address specific research on particular business or technology topics.

     The following table lists the lenses available within our three coverage areas:

                                        INTERNET            eBUSINESS                  TECHNOGRAPHICS
       COMPREHENSIVE                    COMMERCE            TECHNOLOGY                 DATA & ANALYSIS
           LENSES
-----------------------------------------------------------------------------------------------------------------------
  INDUSTRY/INFRASTRUCTURE-    Business Trade On-line        Applications,              Technographics
        FOCUSED LENSES                                      Development, & Data        Consumer Technology
                              Healthcare Online
                                                            Computing, Networks &      Technographics Europe
                              New Media                     Communications
                                                                                       Technographics Personal Finance
                              On-line Financial Services    IT Leadership
                                                                                       Technographics Retail & Media
                              On-line Retail
                                                                                       Technographics Travel
                                                                                       Technographics
                                                                                       Young Consumer
-----------------------------------------------------------------------------------------------------------------------
   ISSUE-SPECIFIC LENSES      Branding & Advertising        European Corporate         Technographics
                              On-line                       Technologies               Benchmark Research
                              Commerce Technology           Future of Public Networks
                              Consumer Technology           IT Organizations &
                              European Internet Commerce    Budgets
                              Future of Customer Service    Supply Chain Technology
                              Future of TV & Entertainment  Technology Services
                                                            & Outsourcing
                              Site Design & Management

     Each client that purchases research in the Internet Commerce and eBusiness Technology coverage areas receives a combination of the following:

     - Forrester reports that deliver a concise, forward-looking analysis of a significant technology topic and

     - Forrester briefs that offer succinct, timely examinations of current industry developments written as events demand.

     Clients who purchase Comprehensive lenses receive approximately 100 reports and 150 briefs; Industry/Infrastructure lens clients receive approximately 50 reports and 75 briefs; and Issue-Specific lens clients receive approximately 20 reports and 40 briefs.

     Each client that purchases research in the Technographics Data & Analysis Coverage Area receives a combination of:

     - Forrester reports, PowerPoint presentations, briefs and workshops;

     - relevant data sorted through our segmentation model;

     - dedicated staff to help apply the quantitative data to specific client projects; and

     - access to a network of leading market research, media measurement and direct marketing organizations.

     Comprehensive lens clients receive 14 reports, Industry/Infrastructure lens clients receive four reports and Issue-Specific lens clients receive one report.

BIT PRODUCTS

     Our bit products consist of research that is collected, analyzed and sold directly on the Internet. Our bit products allow us to use the Internet as both an active, real-time, research tool and a direct sales and distribution channel. We use these products to provide clients with timely information, to collect data at a low cost and to quickly access new markets that we previously did not reach with our direct sales channel.

     We currently offer the following bit products:

     - THE eBUSINESS VOYAGE -- an on-line tool that allows businesses to assess their responses to the Internet and Internet technologies using a variety of metrics and permits them to benchmark their e-business development strategies against their peers and competitors.

     - POWERRANKINGS -- an on-line ranking of business web sites. We create our PowerRankings using on-line consumer surveys and unbiased expert analysis. PowerRankings provide objective research to help consumers choose leading Internet sites in different industries such as brokerage, toys and apparel and provide e-commerce vendors with an independent assessment of their efforts in the market.

     - BASELINE RESEARCH -- concise packages of research sold directly on our web site and through a network of affiliated web sites. This research offers small business executives, independent consultants and developers access to a limited group of research reports focused on a particular topic within a research lens.

     - INTERNET ADWATCH -- an interactive tracking tool that enables advertisers and publishers in the United Kingdom to monitor on-line advertising campaigns and spending. The service records advertising on hundreds of web sites. We combine this data with advertising rates, traffic information and submissions from the sites to estimate advertising spending levels.

     - INTERNET USER MONITOR -- an on-line survey of Internet users collected by placing "pop-up" questionnaires on major commercial web sites in the United Kingdom. This data is then cross-referenced with face-to-face consumer interviews to provide data on web users' attitudes and behaviors. In 1999, the Internet User Monitor surveyed approximately 100,000 users on-line.

ADVISORY SERVICES

     Our advisory services provide a number of ways for our clients to interact directly with our analysts. These services leverage our research expertise to address clients' long-term planning issues and align our research and insight with clients' specific goals. Our advisory service programs include:

     - Partners Program

     - eBusiness Review Program

     - Web Site Review Program

     - Strategy Workshops

     - Speeches

In addition to research lenses, clients purchasing a membership to a Partners Program or an eBusiness Review Program engage in regular, structured interactions with our analysts. These interactions may include advisory days which consist of full day interactions with one or more of our analysts, advisory calls which consist of two-hour phone conversations with our analysts, and strategy workshops which allow clients to meet with both peer executives and Forrester analysts. These clients also are assigned a navigator -- a proactive research liaison who maintains an understanding of the client's business objectives.

     Clients who join the Web Site Review Program receive targeted, action-oriented assessments of their corporate web site and its role in their company's on-line strategies. Our strategy workshops are full day presentations and interactive exercises that focus on particular business and technology issues. Recent workshops have included: Building Internet Customer Service, Making Deals with Portals, The Future of Interactive Media, and Business Trade and the Impact of New Channel Relationships. In addition, our clients may join our research inquiry network, a call center with a staff dedicated to providing additional information about our research, methodologies, coverage areas and sources.

FORUM EVENTS

     We also host Forum events in various locations throughout the year. These Forums bring together senior executives for a one or two-day conference to network with their peers and hear leaders from the technology industry and other business sectors discuss the impact of technology change on business. We intend to host the following Forum events in 2000:

                       UNITED STATES                                        EUROPE
                       -------------                                        ------
Business to Business Technology Leadership Forum              Executive Strategy Forum
Finance & Technology Forum                                    Retail & Marketing Forum
Retail & Marketing Forum                                      Interactive Channels
Executive Strategy Forum                                      Retail Online
Healthcare Forum                                              Personal Finance Online
                                                              Media Online

PRICING AND CONTRACT SIZE

     The prices for contracts that include only research are a function of the number of lenses purchased and the number of research recipients within the client organization. The average contract for annual memberships for research only at December 31, 1999 was approximately $41,700, an increase of 41% from $29,500 at December 31, 1998. The prices for contracts that include research and advisory services are also a function of the number of lenses purchased, the number of research recipients within the client organization and the amount and type of advisory services. All memberships to our advisory services include research. The average contract for an annual membership for our level one Partners Program at December 31, 1999 was approximately $148,800, an increase of 20% from $124,200 at December 31, 1998. The average contract for an annual membership for our level two Partners Program at December 31, 1999 was approximately $61,700, an increase of 14% from $53,900 at December 31, 1998.

     We believe that the agreement value of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Agreement value grew 68% to $115.8 million at December 31, 1999 from $69.1 million at December 31, 1998.

RESEARCH ANALYSTS AND METHODOLOGY

     We employ a structured methodology in our research which enables us to identify and analyze emerging technology trends, markets and audiences and ensures consistent research quality and recommendations across all research lenses. Our research provides consistent research themes and comprehensive coverage of Internet and emerging technology issues across our coverage areas.

     Our research process subjects initial ideas to research, analysis and rigorous validation, and produces conclusions, predictions and recommendations. In the Internet Commerce and eBusiness Technology coverage areas, we use the following primary research methods:

     - confidential interviews with early adopters of new technology, technology vendors and users and consumers;

     - regular briefings with vendors to review current positions and future directions; and

     - input from clients and third parties gathered during advisory sessions.

In the Technographics Data & Analysis coverage area, we combine our qualitative research methodology with traditional survey research methodologies such as correlations, frequencies, cross-tabulations and multi-variant statistics to produce research reports, quantitative survey data and data insights. We use a third-party data vendor for data collection and tabulation.

     Our research begins with discussion sessions with analysts where they generate ideas for research. Analysts test ideas throughout the research report process at informal and weekly research meetings. Our reports are consistent in format and we require our analysts to write research reports in a structure that combines graphics and easy-to-read text to deliver concise, decisive and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report. An analyst who has not been involved in the creation of a particular report reviews the report to ensure quality, clarity and readability. All research is reviewed and graded by senior research management.

SALES AND MARKETING

     Our sales force is located primarily at our headquarters in Cambridge, Massachusetts, our European headquarters in Amsterdam, the Netherlands and our London office. We have made a substantial investment in our direct sales force to better serve clients and address additional markets. We employed 153 sales representatives as of December 31, 1999, an increase of 66% from 92 as of December 31, 1998. Our direct sales force consists of:

     - account managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional products and services to existing clients;

     - account executives who develop new business in assigned territories;

     - regional sales directors who focus on high-level client contact and service; and

     - telesales representatives who operate out of our headquarters in Cambridge.

     We also sell our research products directly on-line through our web site and through a network of affiliate web sites that are authorized to sell limited portions of our research on-line. We also use eight local independent sales representatives to market and sell our products and services internationally in Argentina, Australia, Brazil, Italy, Korea, Portugal, South Africa and Spain.

     Our marketing efforts are designed to increase awareness of the Forrester brand and further our reputation as a leader in Internet and emerging technologies research. We actively promote brand awareness through our web site, Forum events, extensive worldwide press relations, and, direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print and television outlets.

     As of December 31, 1999, our research was delivered to 1,793 client companies. As of December 31, 1999, our client companies included 18% of the companies in the annual Global 2500, which we define as the 1,000 largest United States public companies as listed in Fortune Magazine, the 500 largest private companies as listed in Forbes Magazine and the 1,000 largest international companies as listed in The Financial Times. No single client company accounted for over 2% of our revenues for the year ended December 31, 1999.

COMPETITION

     We believe that the principal competitive factors in our industry include the following:

     - independence from vendors and clients;

     - quality of research and analysis;

     - timely delivery of information;

     - the ability to leverage new technologies;

     - the ability to offer products that meet the changing needs of organizations for research and analysis;

     - customer service; and

     - price.

     We believe that we compete favorably with respect to each of these factors. We believe that our early focus on eBusiness strategies and the Internet is a significant competitive advantage. Additionally, we believe that our advanced eResearch technology platform, our Whole View research approach, and easy-to-read research format distinguish us from our competitors.

     We compete in the market for research on and about the Internet. Our principal direct competitors include other independent providers of similar services as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 1999, we employed a total of 446 persons, including 133 research staff, 212 sales and marketing personnel and 101 operations personnel.

     Our culture emphasizes certain key values -- client service, quality and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote individuals who foster these values. Each new employee that we hire undergoes a week-long training process. This training includes presentations by our executives which focus on our corporate goals and workshops and provides individuals with the skills necessary to achieve our key values.

     All members of our research staff participate in our incentive compensation bonus plan. Their performance is measured against individual and team goals to determine an eligible bonus that is funded by our overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality research and advisory services support to clients. In addition, analysts, research directors and research management are eligible to receive equity awards under our incentive stock option plan.

     All of our direct sales representatives participate in our annual commission plan. Under this plan, we pay commissions monthly to sales personnel based upon attainment of net bookings against established quotas. In addition, all account managers, account executives, regional managers, and regional directors are eligible to participate in our incentive stock option plan based on performance.

EXECUTIVE OFFICERS

     The following table sets forth information about our directors and executive officers as of March 9, 2000.

                 NAME                    AGE                         POSITION
                 ----                    ---                         --------
George F. Colony.......................   46   Chairman of the Board, President, and Chief Executive
                                                 Officer
Richard C. Belanger....................   35   Chief Technology Officer
Joel Blenner...........................   56   Vice President, World Wide Sales
William M. Bluestein, Ph.D. ...........   42   Vice President, Corporate Strategy and Development
John W. Boynton........................   34   Vice President, Business Development
Stanley Dolberg........................   49   Vice President, Research
Emily Nagle Green......................   42   Managing Director, Forrester Research B.V.
Mary A. Modahl.........................   37   Vice President, Research
Timothy M. Riley.......................   48   Vice President, Strategic Growth
Susan M. Whirty........................   42   Chief Financial Officer, Vice President, Operations
                                               and General Counsel
Henk W. Broeders.......................   47   Director
Robert M. Galford......................   47   Director
George R. Hornig.......................   45   Director
Michael H. Welles......................   45   Director

                            ------------------------

     George F. Colony, Forrester's founder, has served as President and Chief Executive Officer since its inception in July 1983.

     Richard C. Belanger became Forrester's Chief Technology Officer in May 1998. Prior to joining Forrester, from 1996 to 1998, Mr. Belanger served as Vice President of Interactive Media and Vice President of Technology for Mainspring Communications, an Internet strategy research consulting firm. He was Vice President of Technology at Information Access Company, an on-line information provider, from 1995 to 1996, and Vice President of Information Services at Information Access Center, formerly Ziff-Davis Technical Information Company, from 1992 to 1995.

     Joel Blenner became Forrester's Vice President, World Wide Sales in April 1999. Prior to joining Forrester, Mr. Blenner was Vice President of Sales at MicroTouch Systems, a supplier of touch and pen sensitive input screens, from 1996 to 1999 and Vice President of North American Sales at Corporate Software, a reseller of software and services for personal computers, from 1989 to 1992.

     William M. Bluestein, Ph.D., currently serves as Vice President, Corporate Strategy and Development. He was previously Forrester's Group Director, New Media Research from 1995 to 1997, Director and Senior Analyst with Forrester's People & Technology Strategies from 1994 to 1995 and Director and Senior Analyst with Forrester's Computing Strategies from 1990 to 1993.

     John W. Boynton currently serves as Vice President, Business Development. He was Director, Business Development in 1997. Prior to joining Forrester, Mr. Boynton was a Senior Associate with Mercer Management Consulting, a global strategy consulting firm from 1995 to 1997, and Co-founder and President of CompTek International, Inc., a networking and telecommunications products and services distributor based in the former Soviet Union, from 1990 to 1995.

     Stanley Dolberg currently serves as Forrester's Vice President, Research. Mr. Dolberg was previously our Group Director for the business-to-business strategy research group and Director of Commerce Technology Strategies from 1998 to 1999. He was also the Director of Software from 1996 to 1998 and a Senior Analyst for the Software Team from 1995 to 1996.

     Emily Nagle Green became Forrester's Managing Director, Forrester Research B.V. in January 1998. She was previously Director, People & Technology Strategies, from 1996 to 1998. Prior to joining Forrester, Ms. Green was Vice President of Marketing and Sales at Point of View, Inc., a video technology training firm, from 1994 to 1995, and Vice President of Strategic Marketing for ADC Fibermux, a computer networking hardware manufacturer, from 1991 to 1994.

     Mary A. Modahl currently serves as Vice President, Research. She was previously Vice President, New Media Research from 1997 to 1998, Group Director, New Media Research, from 1995 to 1997, Director and Senior Analyst with Forrester's People & Technology Strategies from 1994 to 1995 and Senior Analyst with Forrester's Computing Strategies from 1993 to 1994.

     Timothy M. Riley became Forrester's Vice President, Strategic Growth in 1997. Prior to joining Forrester, Mr. Riley served as the Vice President of Human Resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as Director of Human Resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

     Susan M. Whirty, Esq. is currently Chief Financial Officer, Vice President, Operations, and General Counsel. Ms. Whirty has served as Forrester's Chief Financial Officer since May 1998. She was previously Vice President, Operations and General Counsel from 1997 to 1998, and Director, Operations and General Counsel from 1993 to 1997.

     Henk W. Broeders became a director of Forrester in May 1998 when he was elected at last year's Annual Meeting. Mr. Broeders is currently an Executive Director of Cap Gemini N.V., a management consulting firm located in the Netherlands. From 1992 to 1998, Mr. Broeders was General Manager of IQUIP Informatica B.V., a software company in the Netherlands.

     Robert M. Galford became a director of Forrester in November 1996. Mr. Galford is currently the Executive Vice President and Chief People Officer at Digitas, Inc., an Internet professional services firm. From 1994 to 1999 he consulted to professional services firms and taught in the Executive Programs at the Kellogg School of Management at Northwestern University and Columbia University's Graduate School of Business. Before joining Columbia's Executive Programs, he taught at Boston University from 1993 to 1994. Prior to his work in executive education, Mr. Galford was Vice President of the MAC Group from 1986 to 1991 and its successor firm, Gemini Consulting, from 1991 to 1994.

     George R. Hornig became a director of Forrester in November 1996. Mr. Hornig is currently Managing Director at Credit Suisse First Boston, an investment banking firm. He was an Executive Vice President of Deutsche Bank Americas Holding Corporation, a diversified financial services holding company, and several of its affiliated entities, from 1993 to 1998. He is also Director of Unity Mutual Life Insurance Company, SL Industries, Inc. and U.S. Timberlands Company, L.P.

     Michael H. Welles became a director of Forrester in November 1996. Mr. Welles has been Vice President of News Operations for NewsEdge Corporation since February 1998. He previously served as Vice President of Engineering at Individual, Inc. from May 1997 to February 1998, General Manager, Next Generation Products for Lotus Development Corporation from 1994 to 1997 and General Manager of Lotus Improv development team from 1991 to 1994.

ITEM 2.  PROPERTIES

     Our headquarters are located in approximately 100,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in January 2006. We have the option to extend this lease for up to two additional terms of 5 years each.

     Our European headquarters are located in approximately 1,400 square meters of office space in Amsterdam, the Netherlands. This facility accommodates research, marketing, sales, IT, and operations personnel. The initial lease term of this facility expires in February 2003.

     Our office in the United Kingdom is located in approximately 1,600 square feet of office space in London, England. We are currently in the process of opening remote sales offices in New York, Chicago, and San Francisco.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "FORR". All share and per share amounts contained herein give effect to our two-for-one stock split effected on February 7, 2000. On March 9, 2000, the closing price of the Company's common stock was $56.50.

     As of March 9, 2000 there were approximately 50 stockholders of record of the Company's common stock.

     The following table represents the ranges of high and low sale prices of the Company's common stock for the fiscal years ended December 31, 1998 and 1999:

                                                1998                    1999
                                          ----------------        ----------------
                                           HIGH      LOW           HIGH      LOW
                                          ------    ------        ------    ------
First Quarter...........................  $17.94    $ 9.25        $24.44    $14.63
Second Quarter..........................   21.88     14.38         19.25     10.94
Third Quarter...........................   21.31     14.75         20.50     10.50
Fourth Quarter..........................   22.00     11.88         36.44     19.00

     The Company did not declare or pay any dividends during the fiscal years ended December 31, 1998 and 1999. The Company anticipates that future earnings, if any, will be retained for the development of its business, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements which are included herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                               1995       1996       1997       1998        1999
                                                              -------    -------    -------    -------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research.............................................  $10,150    $18,206    $30,431    $46,842    $ 64,697
  Advisory services and other...............................    4,439      6,757      9,990     14,725      22,571
                                                              -------    -------    -------    -------    --------
        Total revenues......................................   14,589     24,963     40,421     61,567      87,268
                                                              -------    -------    -------    -------    --------
Operating expenses:
  Cost of services and fulfillment..........................    5,486      8,762     13,698     22,038      27,715
  Selling and marketing.....................................    5,643      8,992     14,248     20,896      31,131
  General and administrative................................    1,389      2,509      4,500      6,688       9,865
  Depreciation and amortization.............................      287        618      1,209      2,763       4,003
  Costs related to acquisition..............................       --         --         --         --         694
                                                              -------    -------    -------    -------    --------
        Total operating expenses............................   12,805     20,881     33,655     52,385      73,408
                                                              -------    -------    -------    -------    --------
        Income from operations..............................    1,784      4,082      6,766      9,182      13,860
Other income, net...........................................      339        634      2,515      2,957       3,710
                                                              -------    -------    -------    -------    --------
        Income before income tax provision..................    2,123      4,716      9,281     12,139      17,570
Income tax provision........................................       96        712      3,683      4,592       6,589
                                                              -------    -------    -------    -------    --------
        Net income..........................................    2,027      4,004    $ 5,598    $ 7,547    $ 10,981
                                                                                    =======    =======    ========
Pro forma income tax adjustment.............................      739      1,198
                                                              -------    -------
        Pro forma net income................................  $ 1,288    $ 2,806
                                                              =======    =======
Basic net income per common share...........................  $  0.17    $  0.32    $  0.34    $  0.44    $   0.61
                                                              =======    =======    =======    =======    ========
Diluted net income per common share.........................  $  0.17    $  0.31    $  0.32    $  0.40    $   0.55
                                                              =======    =======    =======    =======    ========
Basic pro forma net income per common share.................  $  0.11    $  0.23
                                                              =======    =======
Diluted pro forma net income per common share...............  $  0.11    $  0.22
                                                              =======    =======
Basic weighted average common shares outstanding............   12,000     12,384     16,679     17,041      18,028
                                                              =======    =======    =======    =======    ========
Diluted weighted average common shares outstanding..........   12,000     12,852     17,703     18,744      20,067
                                                              =======    =======    =======    =======    ========

                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                               1995       1996       1997        1998        1999
                                                              -------    -------    -------    --------    --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............  $ 7,518    $44,640    $54,914    $ 66,483    $ 98,787
Working capital.............................................  $   991    $31,291    $36,016    $ 45,720    $ 65,366
Deferred revenue............................................  $11,359    $17,816    $27,074    $ 38,894    $ 66,233
Total assets................................................  $15,426    $56,782    $73,536    $100,518    $159,393
Total stockholders' equity..................................  $ 2,047    $33,762    $40,505    $ 53,533    $ 78,805

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

     We are a leading independent Internet research firm that conducts research and analysis on the impact of the Internet and emerging technologies on business strategy, consumer behavior and society. Our clients, which include senior management, business strategists and marketing and technology professionals within large enterprises use our prescriptive, actionable research to understand and capitalize on the Internet and emerging business models and technologies.

     We derive revenues from memberships to our core research and from our advisory services and Forum events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Research revenues are recognized pro rata on a monthly basis over the term of the contract. Our advisory services clients purchase such services together with memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses and depreciation and amortization. Cost of services and fulfillment represent the costs associated with the production and delivery of our products and services, and include the costs of salaries, bonuses and related benefits for research personnel and all associated editorial, travel and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the operations, technology, finance and strategy groups and our other administrative functions.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 68% to $115.8 million at December 31, 1999 from $69.1 million at December 31, 1998. No single client accounted for more than 2% of agreement value at December 31, 1999. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 74% and 75% of our client companies with memberships expiring during the years ended December 31, 1999 and 1998, respectively, renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Core research...............................................   75%     76%     74%
Advisory services and other.................................   25      24      26
                                                              ---     ---     ---
Total revenues..............................................  100     100     100
Cost of services and fulfillment............................   34      36      32
Selling and marketing.......................................   35      34      36
General and administrative..................................   11      11      11
Depreciation and amortization...............................    3       4       4
Costs related to acquisition................................   --      --       1
                                                              ---     ---     ---
Income from operations......................................   17      15      16
Other income, net...........................................    6       5       4
                                                              ---     ---     ---
Income before income tax provision..........................   23      20      20
Provision for income taxes..................................    9       8       7
                                                              ---     ---     ---
Net income..................................................   14%     12%     13%
                                                              ===     ===     ===

YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Total revenues increased 42% to $87.3 million in the year ended December 31, 1999 from $61.6 million in the year ended December 31, 1998. Revenues from core research increased 38% to $64.7 million in the year ended December 31, 1999 from $46.8 million in the year ended December 31, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,793 at December 31, 1999 from 1,271 at December 31, 1998, an increase in the sales organization to 153 employees at December 31, 1999 from 92 employees at December 31, 1998 and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the year ended December 31, 1999.

     Advisory services and other revenues increased 53% to $22.6 million in the year ended December 31, 1999 from $14.7 million in the year ended December 31, 1998. This increase was primarily attributable to increased demand for Forrester's advisory services programs and Forum events, an increase in the number of events held to eight in the year ended December 31, 1999 from six in the year ended December 31, 1998 and an increase in research staff providing advisory services to 125 employees at December 31, 1999 from 97 at December 31, 1998.

     Revenues attributable to customers outside the United States increased 57% to $19.8 million in the year ended December 31, 1999 from $12.6 million in the year ended December 31, 1998. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 22% for the year ended December 31, 1999 from 21% for the year ended December 31, 1998. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, including an increase in sales personnel, and our acquisition of London-based Fletcher Research Limited on November 15, 1999. We invoice our international clients, other than clients billed by our subsidiary Fletcher Research Limited, in U.S. dollars.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 32% in the year ended December 31, 1999 from 36% in the year ended December 31, 1998. These expenses increased 26% to $27.7 million in the year ended December 31, 1999 from $22.0 million in the year ended December 31, 1998. The decrease in expenses as a percentage of revenues reflects a larger revenue base in 1999 and lower production costs resulting from the introduction of our eResearch platform in February 1999. The expense increase in 1999 was principally due to an increase in research analyst staffing and related compensation expenses.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 36% in the year ended December 31, 1999 from 34% in the year ended December 31, 1998. These expenses increased 49% to $31.1 million in the year ended December 31, 1999 from $20.9 million in the year ended December 31, 1998. The increase in expenses and the increase in expenses as a percentage of revenues were principally due to the increase in the number of direct sales personnel and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the years ended December 31, 1999 and 1998. These expenses increased 48% to $9.9 million in the year ended December 31, 1999 from $6.7 million in the year ended December 31, 1998. The increase in expenses was principally due to staffing increases in our operations, technology, finance and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 45% to $4.0 million in the year ended December 31, 1999 from $2.8 million in the year ended December 31, 1998. The increase in these expenses was principally due to purchases of computer equipment, software, office furnishings and leasehold improvements to support business growth, including our move to our new headquarters in October 1999.

     COSTS RELATED TO ACQUISITION. Costs related to acquisition totaled $694,000 and resulted from our acquisition of Fletcher Research Limited on November 15, 1999, which was accounted for as an immaterial pooling of interests. These one-time, non-recurring costs consisted of legal, accounting, investment banking, printing, filing and other related fees and expenses incurred in completing this acquisition.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $3.7 million in the year ended December 31, 1999 from $3.0 million in the year ended December 31, 1998. The increase was due to interest income from higher cash and marketable securities balances resulting from positive cash flows from operations.

     INCOME TAX PROVISION. During the year ended December 31, 1999, we recorded a tax provision of $6.6 million, reflecting an effective tax rate of 37.5%. During the year ended December 31, 1998, we recorded a tax provision of $4.6 million reflecting an effective tax rate of 37.8%. The decrease in effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities, offset by non-deductible acquisition costs.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     REVENUES. Total revenues increased 52% to $61.6 million in the year ended December 31, 1998 from $40.4 million in the year ended December 31, 1997. Revenues from core research increased 54% to $46.8 million in the year ended December 31, 1998 from $30.4 million in the year ended December 31, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,271 at December 31, 1998 from 1,029 at December 31, 1997, sales of additional research services to existing clients and the introduction of five new strategy research services and one new quantitative research service since January 1, 1997.

     Advisory services and other revenues increased 47% to $14.7 million in the year ended December 31, 1998 from $10.0 million in the year ended December 31, 1997. This increase was primarily attributable to demand for our advisory services and the addition of three new Forum events in 1998.

     Revenues attributable to customers outside the United States increased 44% to $12.6 million in the year ended December 31, 1998 from $8.8 million in the year ended December 31, 1997 and decreased as a percentage of total revenues to 21% for the year ended December 31, 1998 from 22% for the year ended December 31, 1997. The increase in international revenues was primarily due to our opening of our European headquarters in Amsterdam, the Netherlands in April 1998, and the addition of direct international sales personnel. During 1998, we invoiced our international clients in U.S. dollars.

     Agreement value grew 48% to $69.1 million at December 31, 1998 from $46.6 million at December 31, 1997. No single client company accounted for more than 3% of agreement value at December 31, 1998 or 3% of revenues for the year ended December 31, 1998.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 36% in the year ended December 31, 1998 from 34% in the year ended December 31, 1997. These expenses increased 61% to $22.0 million in the year ended December 31, 1998 from $13.7 million in the year ended December 31, 1997. The increase in expenses and expenses as a percentage of total revenues was principally due to increased analyst staffing for research services and related compensation expenses and the addition of three new Forum events in 1998.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 34% in the year ended December 31, 1998 from 35% in the year ended December 31, 1997. These expenses increased 47% to $20.9 million in the year ended December 31, 1998 from $14.2 million in the year ended December 31, 1997. The decrease as a percentage of total revenues resulted principally from the larger revenue base in 1998. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expenses associated with increased revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the years ended December 31, 1998 and December 31, 1997. These expenses increased 49% to $6.7 million in the year ended December 31, 1998 from $4.5 million in the year ended December 31, 1997. The increase in expenses was principally due to staffing increases and costs associated with the opening of our European headquarters.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 129% to $2.8 million in the year ended December 31, 1998 from $1.2 million in the year ended December 31, 1997. The increase in this expenses was principally due to investments in our technology infrastructure and costs associated with the opening of our European headquarters.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $3.0 million in the year ended December 31, 1998 from $2.5 million in the year ended December 31, 1997. This increase was due to interest income from higher cash and marketable securities balances resulting from positive cash flows from operations.

     INCOME TAX PROVISION. During the year ended December 31, 1998, we recorded a tax provision of $4.6 million, reflecting an effective tax rate of 37.8%. During the year ended December 31, 1997, we recorded a tax provision of $3.7 million reflecting an effective tax rate of 39.7%. The decrease in effective tax rate resulted from a reduction in our effective state tax rate and an increase in sales through our foreign sales corporation, which we organized in 1998.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     REVENUES. Total revenues increased 62% to $40.4 million in the year ended December 31, 1997 from $25.0 million in the year ended December 31, 1996. Revenues from core research increased 67% to $30.4 million in the year ended December 31, 1997 from $18.2 million in the year ended December 31, 1996. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,029 at December 31, 1997 from 885 at December 31, 1996 and the introduction of six new strategy research services since January 1, 1996. Revenues from our quantitative research service were not material in 1997.

     Advisory services and other revenues increased 48% to $10.0 million in the year ended December 31, 1997 from $6.8 million in the year ended December 31, 1996. This increase was primarily attributable to demand for the partners and strategy review programs and the addition of two new Forum events in 1997.

     Revenues attributable to customers outside the United States increased 66% to $8.8 million in the year ended December 31, 1997 from $5.3 million in the year ended December 31, 1996 and also increased as a percentage of total revenues to 22% for the year ended December 31, 1997 from 21% for the year ended December 31, 1996. These increases were due primarily to the addition of direct international sales personnel. During 1997, we invoiced our international clients in U.S. dollars.

     Agreement value grew 55% to $46.6 million at December 31, 1997 from $30.0 million at December 31, 1996. No single client company accounted for more than 2% of agreement value at December 31, 1997 or 3% of revenues for the year ended December 31, 1997.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 34% in the year ended December 31, 1997 from 35% in the year ended December 31, 1996. These expenses increased 56% to $13.7 million in the year ended December 31, 1997 from $8.8 million in the year ended December 31, 1996. The expense increase in this period was principally due to increased analyst staffing for strategy research services and related compensation expenses. The decrease as a percentage of total revenues was principally due to the larger revenue base.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 35% in the year ended December 31, 1997 from 36% in the year ended December 31, 1996. These expenses increased 58% to $14.2 million in the year ended December 31, 1997 from $9.0 million in the year ended December 31, 1996. The increase in expenses was principally due to the addition of direct salespersons and increased sales commission expenses associated with increased revenues. The decrease as a percentage of total revenues was principally due to increased productivity of our direct sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 11% in the year ended December 31, 1997 from 10% in the year ended December 31, 1996. These expenses increased 79% to $4.5 million in the year ended December 31, 1997 from $2.5 million in the year ended December 31, 1996. The increases in expenses and expenses as a percentage of total revenues were principally due to staffing increases in operations and technology, the addition of a human resources department and our investment in new internal technology, including new financial systems.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 95% to $1.2 million in the year ended December 31, 1997 from $618,000 in the year ended December 31, 1996. The increase in these expenses was principally due to purchases of computer equipment, software, office furnishings and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $2.5 million in the year ended December 31, 1997 from $634,000 in the year ended December 31, 1996. This increase resulted from our higher cash and marketable securities balances resulting from positive cash flows from operations and net proceeds from our initial public offering.

     INCOME TAX PROVISION. During the year ended December 31, 1997, we recorded a tax provision of $3.7 million, reflecting an effective tax rate of 39.7%. During the year ended December 31, 1996, we recorded a pro forma tax provision of $1.9 million reflecting an effective tax rate of 40.5%. The decrease in effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

RESULTS OF QUARTERLY OPERATIONS

     The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this prospectus and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles when read in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. Historically, our total revenues, operating profit and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed and Forum events held in the fourth quarter. As a result, we have historically experienced a decline in total revenues, operating profit and net income from the quarter ended December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations.

                                                                        THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------------------------
                                  MAR. 31,    JUN. 30,     SEP. 30,    DEC. 31,    MAR. 31,    JUN. 30,     SEP. 30,    DEC. 31,
                                    1998        1998         1998        1998        1999        1999         1999        1999
                                  --------    --------     --------    --------    --------    --------     --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Core research...................   $10,469     $11,202     $12,354      $12,816     $12,978     $14,773     $17,026      $19,919
Advisory services and other.....     2,662       3,841       2,716        5,506       4,951       4,898       4,955        7,768
                                   -------     -------     -------      -------     -------     -------     -------      -------
Total revenues..................    13,131      15,043      15,070       18,322      17,929      19,671      21,981       27,687
Cost of services and
  fulfillment...................     4,829       5,782       5,212        6,215       6,612       6,424       6,909        7,770
Selling and marketing...........     4,766       5,078       5,194        5,857       6,192       7,276       7,854        9,809
General and administrative......     1,557       1,642       1,647        1,843       2,041       2,213       2,504        3,107
Depreciation and amortization...       531         648         760          824         873       1,048         973        1,109
Costs related to acquisition....        --          --          --           --          --          --          --          694
                                   -------     -------     -------      -------     -------     -------     -------      -------
Income from operations..........     1,448       1,893       2,257        3,583       2,211       2,710       3,741        5,198
Other income, net...............       715         715         765          762         860         895         864        1,092
                                   -------     -------     -------      -------     -------     -------     -------      -------
Income before income tax
  provision.....................     2,163       2,608       3,022        4,345       3,071       3,605       4,605        6,290
Income tax provision............       821         991       1,148        1,631       1,167       1,370       1,750        2,302
                                   -------     -------     -------      -------     -------     -------     -------      -------
Net income......................   $ 1,342     $ 1,617     $ 1,874      $ 2,714     $ 1,904     $ 2,235     $ 2,855      $ 3,988
                                   =======     =======     =======      =======     =======     =======     =======      =======
Basic net income per common
  share.........................   $  0.08     $  0.10     $  0.11      $  0.16     $  0.11     $  0.13     $  0.16      $  0.21
                                   =======     =======     =======      =======     =======     =======     =======      =======
Diluted net income per common
  share.........................   $  0.07     $  0.09     $  0.10      $  0.14     $  0.10     $  0.12     $  0.14      $  0.18
                                   =======     =======     =======      =======     =======     =======     =======      =======

                                                                    AS A PERCENTAGE OF REVENUES
                                  -----------------------------------------------------------------------------------------------
                                  MAR. 31,    JUN. 30,     SEP. 30,    DEC. 31,    MAR. 31,    JUN. 30,     SEP. 30,    DEC. 31,
                                    1998        1998         1998        1998        1999        1999         1999        1999
                                  --------    --------     --------    --------    --------    --------     --------    --------
Core research...................      80%         74%          82%         70%         72%         75%          77%         72%
Advisory services and other.....      20          26           18          30          28          25           23          28
                                    ----        ----         ----        ----        ----        ----         ----        ----
Total revenues..................     100         100          100         100         100         100          100         100
Cost of services and
  fulfillment...................      37          38           35          34          37          33           31          28
Selling and marketing...........      36          34           34          32          35          37           36          35
General and administrative......      12          11           11          10          11          11           11          11
Depreciation and amortization...       4           4            5           5           5           5            5           4
Costs related to acquisition....      --          --           --          --          --          --           --           3
                                    ----        ----         ----        ----        ----        ----         ----        ----
Income from operations..........      11          13           15          20          12          14           17          19
Other income, net...............       5           5            5           4           5           4            4           4
                                    ----        ----         ----        ----        ----        ----         ----        ----
Income before income tax
  provision.....................      16          18           20          24          17          18           21          23
Income tax provision............       6           7            8           9           6           7            8           9
                                    ----        ----         ----        ----        ----        ----         ----        ----
Net income......................      10%         11%          12%         15%         11%         11%          13%         14%
                                    ====        ====         ====        ====        ====        ====         ====        ====

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through funds generated from operations. Memberships for research, which constituted approximately 74% of our revenues for the year ended December 31, 1999, are generally annually renewable and are payable in advance. We generated $31.9 million and $14.3 million in cash from operating activities during the years ended December 31, 1999 and 1998, respectively.

     In 1999, we used $39.1 million of cash in investing activities, consisting primarily of $8.9 million for net purchases of property and equipment, $1.0 million for a minority investment in an Internet-based marketing research firm and $29.8 million for net purchases of marketable securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     We had $13.4 million of cash and cash equivalents and $85.3 million of marketable securities at December 31, 1999. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure over the next 12 months. We believe that our current cash and marketable securities balances and cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next two years.

YEAR 2000 READINESS DISCLOSURE

     As of the date of this filing, we have not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances of year 2000 compliance from key suppliers. We have also received assurances from key service providers such as financial institutions, our payroll service provider and our retirement plan administrator as to their year 2000 readiness. We can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds and Treasury notes with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair market value of these investments would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars (in thousands except interest rates):

                                                                                                                    YEAR ENDING
                                                             FAIR VALUE AT      YEAR ENDING       YEAR ENDING      DECEMBER 31,
                                                             DECEMBER 31,      DECEMBER 31,      DECEMBER 31,        2002 AND
                                                                 1999              2000              2001           THEREAFTER
                                                             -------------     ------------      ------------      ------------
Cash equivalents..........................................      $12,633           $12,633           $    --           $    --
Weighted average interest rate............................         3.11%             3.11%               --%               --%
Investments...............................................      $85,342           $47,793           $26,284           $11,265
Weighted average interest rate............................         5.35%             5.18%             5.95%             4.66%
        Total portfolio...................................      $97,975           $60,426           $26,284           $11,265
Weighted average interest rate............................         5.06%             9.75%             5.95%             4.66%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-dollar-denominated operating expenses in Europe, Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999. We have not determined what impact, if any, the Euro will have on foreign exchange exposure. We are prepared to hedge against fluctuations the Euro will have on foreign exchange exposure if this exposure becomes material. As of December 31, 1999, the total assets related to non-dollar-denominated currencies was approximately $2.6 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 1999 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Statements of Stockholders' Equity.............  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 1999 Annual Report on Form 10-K. The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement (the "2000 Proxy Statement") for the Company's Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 2000 Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement, and is incorporated herein by reference.

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

     (b) Report on Form 8-K.

         The Company filed a report on Form 8-K on November 30, 1999 announcing the acquisition of Fletcher Research Limited.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Forrester Research, Inc.

                                            By: /s/ GEORGE F. COLONY
                                              ----------------------------------
                                                George F. Colony
                                              Chairman of the Board, President,
                                                and
                                              Chief Executive Officer
Date: March 10, 2000

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                           CAPACITY IN WHICH SIGNED              DATE
                  ---------                           ------------------------              ----

            /s/ GEORGE F. COLONY               Chief Executive Officer, President,     March 10, 2000
---------------------------------------------  and Director of the Company (principal
              George F. Colony                 executive officer)

             /s/ SUSAN M. WHIRTY               Chief Financial Officer (principal      March 10, 2000
---------------------------------------------  financial and accounting officer)
               Susan M. Whirty

            /s/ HENK W. BROEDERS               Member of the Board of Directors        March 10, 2000
---------------------------------------------
              Henk W. Broeders

            /s/ ROBERT M. GALFORD              Member of the Board of Directors        March 10, 2000
---------------------------------------------
              Robert M. Galford

            /s/ GEORGE R. HORNIG               Member of the Board of Directors        March 10, 2000
---------------------------------------------
              George R. Hornig

            /s/ MICHAEL H. WELLES              Member of the Board of Directors        March 10, 2000
---------------------------------------------
              Michael H. Welles

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 28, 2000 (except with
respect to the matters discussed in
Note 8, as to which the date is
February 28, 2000)

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,414    $ 13,445
  Marketable securities.....................................    56,070      85,342
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $400 and $580 in 1998 and
     1999, respectively.....................................    21,158      36,988
  Deferred commissions......................................     2,124       4,850
  Prepaid income taxes......................................       334       1,187
  Prepaid expenses and other current assets.................     2,605       4,142
                                                              --------    --------
          Total current assets..............................    92,705     145,954
                                                              --------    --------
PROPERTY AND EQUIPMENT, AT COST:
  Computers and equipment...................................     5,707       9,165
  Computer software.........................................     2,766       2,701
  Furniture and fixtures....................................     1,249       5,348
  Leasehold improvements....................................     2,917       1,903
                                                              --------    --------
          Total property and equipment......................    12,639      19,117
  Less -- accumulated depreciation and amortization.........     4,826       7,498
                                                              --------    --------
          Property and equipment, net.......................     7,813      11,619
                                                              --------    --------
OTHER ASSETS................................................        --       1,820
                                                              --------    --------
          Total assets......................................  $100,518    $159,393
                                                              ========    ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,434    $  2,702
  Customer deposits.........................................       264         716
  Accrued expenses..........................................     5,051       9,447
  Accrued income taxes......................................       933         617
  Deferred revenue..........................................    38,894      66,233
  Deferred income taxes.....................................       409         873
                                                              --------    --------
          Total current liabilities                             46,985      80,588
                                                              --------    --------
COMMITMENTS (NOTE 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
     Authorized -- 500,000 shares
     Issued and outstanding -- none.........................        --          --
  Common stock, $.01 par value
     Authorized -- 125,000,000 shares
     Issued and outstanding -- 17,308,350 and 19,408,064
      shares in 1998 and 1999, respectively.................       173         194
  Additional paid-in capital................................    39,548      54,771
  Retained earnings.........................................    13,494      24,434
  Accumulated other comprehensive income (loss).............       318        (594)
                                                              --------    --------
          Total stockholders' equity........................    53,533      78,805
                                                              --------    --------
          Total liabilities and stockholders' equity........  $100,518    $159,393
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
REVENUES:
  Core research.............................................  $30,431    $46,842    $64,697
  Advisory services and other...............................    9,990     14,725     22,571
                                                              -------    -------    -------
          Total revenues....................................   40,421     61,567     87,268
                                                              -------    -------    -------
OPERATING EXPENSES:
  Cost of services and fulfillment..........................   13,698     22,038     27,715
  Selling and marketing.....................................   14,248     20,896     31,131
  General and administrative................................    4,500      6,688      9,865
  Depreciation and amortization.............................    1,209      2,763      4,003
  Costs related to acquisition (Note 2).....................       --         --        694
                                                              -------    -------    -------
          Total operating expenses..........................   33,655     52,385     73,408
                                                              -------    -------    -------
          Income from operations............................    6,766      9,182     13,860
Other income, net...........................................    2,515      2,957      3,710
                                                              -------    -------    -------
          Income before income tax provision................    9,281     12,139     17,570
Income tax provision........................................    3,683      4,592      6,589
                                                              -------    -------    -------
          Net income........................................  $ 5,598    $ 7,547    $10,981
                                                              =======    =======    =======
Basic net income per common share...........................  $  0.34    $  0.44    $  0.61
                                                              =======    =======    =======
Diluted net income per common share.........................  $  0.32    $  0.40    $  0.55
                                                              =======    =======    =======
Basic weighted average common shares outstanding............   16,679     17,041     18,028
                                                              =======    =======    =======
Diluted weighted average common shares outstanding..........   17,703     18,744     20,067
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                         COMMON STOCK                                   OTHER
                                     --------------------   ADDITIONAL              COMPREHENSIVE       TOTAL
                                     NUMBER OF   $.01 PAR    PAID-IN     RETAINED      INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                      SHARES      VALUE      CAPITAL     EARNINGS      (LOSS)          EQUITY          INCOME
                                     ---------   --------   ----------   --------   -------------   -------------   -------------
Balance, December 31, 1996.........   16,600        166       33,188         349           59           33,762
  Issuance of common stock under
    stock option plans, including
    tax benefit....................      140          2          848          --           --              850
  Issuance of common stock under
    employee stock purchase plan...       44         --          293          --           --              293
  Net income.......................       --         --           --       5,598           --            5,598         $ 5,598
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --           --          --            2                2               2
                                      ------       ----      -------     -------        -----          -------         -------
        Total comprehensive
          income...................                                                                                    $ 5,600
                                                                                                                       =======
Balance, December 31, 1997.........   16,784        168       34,329       5,947           61           40,505
  Issuance of common stock under
    stock option plans, including
    tax benefit....................      457          4        4,562          --           --            4,566
  Issuance of common stock under
    employee stock purchase plan...       67          1          657          --           --              658
  Net income.......................       --         --           --       7,547           --            7,547         $ 7,547
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --           --          --           89               89              89
  Cumulative translation
    adjustment.....................       --         --           --          --          168              168             168
                                      ------       ----      -------     -------        -----          -------         -------
        Total comprehensive
          income...................                                                                                    $ 7,804
                                                                                                                       =======
Balance, December 31, 1998.........   17,308        173       39,548      13,494          318           53,533
  Issuance of common stock related
    to acquisition (Note 2)........      804          8           --         (41)          --              (33)
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,184         12       13,846          --           --           13,858
  Issuance of common stock under
    employee stock purchase plan...      112          1        1,377          --           --            1,378
  Net income.......................       --         --           --      10,981           --           10,981         $10,981
  Unrealized loss on marketable
    securities.....................       --         --           --          --         (563)            (563)           (563)
  Cumulative translation
    adjustment.....................       --         --           --          --         (349)            (349)           (349)
                                      ------       ----      -------     -------        -----          -------         -------
        Total comprehensive
          income...................                                                                                    $10,069
                                                                                                                       =======
Balance, December 31, 1999.........   19,408       $194      $54,771     $24,434        $(594)         $78,805
                                      ======       ====      =======     =======        =====          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1998         1999
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                              $5,598....   $   7,547    $  10,981
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization......................      1,209        2,763        4,003
     Loss on disposals of property and equipment........         --           --          105
     Deferred income taxes..............................       (315)         288          464
     Accretion of discount on marketable securities.....       (474)         (55)         (50)
     Changes in assets and liabilities --
       Accounts receivable..............................     (3,092)      (9,965)     (15,036)
       Deferred commissions.............................        (27)        (756)      (2,726)
       Prepaid income taxes.............................       (520)         186         (853)
       Prepaid expenses and other current assets........       (823)      (1,415)      (1,610)
       Accounts payable.................................         73          171        1,103
       Customer deposits................................        139          (15)         452
       Accrued expenses.................................        460        1,400        3,875
       Accrued income taxes.............................        798        2,341        4,716
       Deferred revenue.................................      9,258       11,820       26,521
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     12,284       14,310       31,945
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment...................     (3,226)      (6,087)      (8,892)
  Proceeds related to disposals of property and
     equipment..........................................         --           --        1,056
  Cash acquired in acquisition..........................         --           --          355
  Purchase of non-marketable investment.................         --           --       (1,000)
  Increase in other assets..............................         --           --         (835)
  Purchases of marketable securities....................   (365,872)    (313,236)    (466,628)
  Proceeds from sales and maturities of marketable
     securities.........................................    329,433      304,482      436,843
                                                          ---------    ---------    ---------
       Net cash used in investing activities............    (39,665)     (14,841)     (39,101)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock
     option plans and employee stock purchase plan......        741        3,193       10,192
                                                          ---------    ---------    ---------
       Net cash provided by financing activities........        741        3,193       10,192
                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...........................................         --           10           (5)
                                                          ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents....    (26,640)       2,672        3,031
Cash and cash equivalents, beginning of year............     34,382        7,742       10,414
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year..................  $   7,742    $  10,414    $  13,445
                                                          =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes............................  $   3,720    $   1,117    $   2,217
                                                          =========    =========    =========
Supplemental disclosure of noncash financing activities:
  Increase in additional paid-in capital and decrease in
     accrued income taxes related to the tax benefit on
     the exercises of incentive and nonqualified stock
     options............................................  $     402    $   2,031    $   5,044
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Forrester Research, Inc. (the Company) is a leading independent Internet research firm that conducts research and analysis on the impact of the Internet and emerging technologies on business strategy, consumer behavior and society. The Company is incorporated under the laws of the State of Delaware and grants credit to its customers with locations throughout the world.

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

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  REVENUE RECOGNITION

     The Company generally invoices its core research, advisory and other services when an order is received. The gross amount is recorded as accounts receivable and deferred revenue when the client is obligated to pay the invoice. Core research, which represents the distribution of research reports as well as data research, is recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed.

  DEFERRED COMMISSIONS

     Commissions incurred in acquiring new or renewal contracts are deferred and charged to operations as the related revenue is recognized. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options.

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                      1997      1998      1999
                                                     ------    ------    ------
Basic weighted average common shares outstanding...  16,679    17,041    18,028
Weighted average common equivalent shares..........   1,024     1,703     2,039
                                                     ------    ------    ------
Diluted weighted average common shares
  outstanding......................................  17,703    18,744    20,067
                                                     ======    ======    ======

                            FORRESTER RESEARCH, INC.

     As of December 31, 1997, 1998 and 1999, 222,172, 879,780 and 672,000
options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

  DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization, computed using the straight-line method, by charges to income in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                              ------------
Computers and equipment.....................................  3 to 5 Years
Computer software...........................................       3 Years
Furniture and fixtures......................................       7 Years
Leasehold improvements......................................       Life of
                                                                     lease

  PRODUCT DEVELOPMENT

     All costs associated with the development of new products and services are expensed as incurred.

  CONCENTRATION OF CREDIT RISK

     Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. The Company places its investments in highly rated institutions. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

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

  FOREIGN CURRENCY

     The functional currency of the Company's wholly owned subsidiaries in the United Kingdom and the Netherlands are the local currency. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

                            FORRESTER RESEARCH, INC.

  COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of the components of comprehensive income, which is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying statements of stockholders' equity and comprehensive income. The components of accumulated other comprehensive income as of December 31, 1998 and 1999 are as follows (in thousands):

                                                              1998    1999
                                                              ----    -----
Unrealized gain (loss) on marketable securities, net of
  taxes.....................................................  $150    $(413)
Cumulative translation adjustment...........................   168     (181)
                                                              ----    -----
Total accumulated other comprehensive income (loss).........  $318    $(594)
                                                              ====    =====

  CAPITALIZED SOFTWARE COSTS

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. The net book value of capitalized internal use software costs at December 31, 1998 and 1999 was approximately $1,920,000 and $3,420,000, respectively.

  ORGANIZATIONAL COSTS

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities which requires that all nongovernmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as expenses in the period incurred.

  NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 is effective for all periods beginning after December 15, 1999. Adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

(2) ACQUISITION

     On November 15, 1999, the Company acquired 100% of the outstanding shares of Fletcher Research Limited (Fletcher). The transaction has been accounted for as a pooling of interests. However, Fletcher's historical financial position and results of operations were not material to the Company's financial position and results of operations. Accordingly, the historical financial statements of the Company have not been restated. The Company incurred approximately $694,000 of various costs including legal, accounting, investment

                            FORRESTER RESEARCH, INC.

banking, printing, filing and other fees and expenses related to this transaction, which has been separately stated in the accompanying consolidated statement of income for the year ended December 31, 1999.

(3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all short-term, highly liquid investments with maturities of 90 days or less from the original date of purchase to be cash equivalents.

     The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 1998 and 1999, these securities consisted of investments in federal and state government obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of other accumulated comprehensive income (loss). There were no held-to-maturity or trading securities at December 31, 1998 and 1999.

     At December 31, 1998 and 1999, marketable securities consisted of the following (in thousands):

                                                             1998       1999
                                                            -------    -------
U.S. Treasury notes.......................................  $ 3,560    $ 7,911
Federal agency obligations................................   15,126     13,531
State and municipal bonds.................................   12,336     19,415
Corporate obligations.....................................   25,048     44,485
                                                            -------    -------
                                                            $56,070    $85,342
                                                            =======    =======

     The following table summarizes the maturity periods of marketable securities as of December 31, 1999:

                                                  LESS THAN    1 TO 5
                                                   1 YEAR       YEARS      TOTAL
                                                  ---------    -------    -------
U.S. Treasury notes.............................   $   999     $ 6,912    $ 7,911
Federal agency obligations......................     1,500      12,031     13,531
State and municipal bonds.......................     1,509      17,906     19,415
Corporate obligations...........................    42,478       2,007     44,485
                                                   -------     -------    -------
                                                   $46,486     $38,856    $85,342
                                                   =======     =======    =======

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1998 and 1999, which were calculated based on specific identification, were not material.

(4) INVESTMENT IN GREENFIELD ONLINE

     In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc., an Internet-based marketing research firm. As a result of this investment, the Company effectively owns approximately a 3.4% interest in Greenfield Online, Inc. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of December 31, 1999, the Company has determined that a permanent impairment has not occurred.

     During the year ended December 31, 1999, the Company charged approximately $220,000 to cost of services and fulfillment related to services provided by Greenfield Online.

                            FORRESTER RESEARCH, INC.

(5) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     Income before income tax provision consists of the following (in thousands):

                                                        1997     1998      1999
                                                       ------   -------   -------
Domestic.............................................  $9,281   $12,239   $16,811
Foreign..............................................      --      (100)      759
                                                       ------   -------   -------
          Total......................................  $9,281   $12,139   $17,570
                                                       ======   =======   =======

     The components of the income tax provisions for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                          1997     1998     1999
                                                         ------   ------   ------
Current-
     Federal...........................................  $3,045   $3,800   $5,497
     State.............................................     953      504      628
                                                         ------   ------   ------
                                                         3,998..   4,304    6,125
                                                         ------   ------   ------
Deferred-
     Federal...........................................    (244)     255      415
     State.............................................     (71)      33       49
                                                         ------   ------   ------
                                                           (315)     288      464
                                                         ------   ------   ------
          Income tax provision.........................  $3,683   $4,592   $6,589
                                                         ======   ======   ======

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                           1997    1998    1999
                                                           ----    ----    ----
Income tax provision at federal statutory rate...........  34.0%   34.0%   35.0%
Increase (decrease) in tax resulting from-
     State tax provision, net of federal benefit.........   4.5     4.4     3.7
     Non-deductible costs related to acquisition.........    --      --     1.1
     Non-deductible expenses.............................   0.6     0.8     0.6
     Tax-exempt interest income..........................  (1.1)   (0.8)   (1.7)
     Benefit of foreign sales corporation................    --    (0.8)   (0.6)
     Other, net..........................................   1.7     0.2    (0.6)
                                                           ----    ----    ----
     Effective income tax rate...........................  39.7%   37.8%   37.5%
                                                           ====    ====    ====

                            FORRESTER RESEARCH, INC.

     Deferred income taxes as of December 31, 1998 and 1999 are related to the following temporary differences (in thousands):

                                                              1998      1999
                                                              -----    -------
Non-deductible reserves and accruals........................  $ 360    $   622
Depreciation and amortization...............................     38        323
Deferred commissions........................................   (807)    (1,818)
                                                              -----    -------
                                                              $(409)   $  (873)
                                                              =====    =======

     The Company and George F. Colony, who was the sole stockholder of the Company prior to its initial public offering, have entered into an indemnification agreement relating to their respective income tax liabilities. Mr. Colony will continue to be liable for personal income taxes on the Company's income for all periods prior to the time the Company ceased to be an S corporation, while the Company will be liable for all income taxes subsequent to the time it ceased to be an S corporation. The agreement generally provides that the Company will indemnify Mr. Colony for any increase in his taxes (including interest and penalties) resulting from adjustments initiated by taxing authorities and from payments to him under the agreement and Mr. Colony will pay to the Company an amount equal to any decrease in his tax liability resulting from adjustments initiated by taxing authorities. The agreement also provides that, if the Company is determined to have been a C corporation for tax purposes at any time it reported its income as an S corporation, Mr. Colony will make a capital contribution to the Company in an amount necessary to hold the Company harmless from any taxes and interest arising from such determination up to the amount of distributions made by the Company to Mr. Colony prior to the termination of the Company's S corporation election less any taxes and interest attributable to such distributions.

(6) COMMITMENTS

     The Company leases its office space and certain office equipment under operating leases. At December 31, 1999, approximate future minimum rentals due are as follows (in thousands):

2000........................................................  $ 4,955
2001........................................................    4,780
2002........................................................    5,029
2003........................................................    5,918
2004........................................................    6,210
Thereafter..................................................   11,474
                                                              -------
          Total minimum lease payments......................  $38,366
                                                              =======

     Rent expense was approximately $983,000, $1,463,000 and $2,760,000 for the years ended December 31, 1997 and 1998 and 1999, respectively.

(7) 401(K) PLAN

     The Company has a 401(k) savings plan covering substantially all eligible employees. The plan is a qualified defined contribution plan in accordance with
Section 401(k) of the Internal Revenue Code of 1986. Effective January 1, 1998, the Company elected to match 50% of employee contributions, up to 3% of each employee's annual salary. Company matching contributions will vest ratably over a period of four years. The Company's matching contributions totaled approximately $424,000 and $521,000 for the years ended December 31, 1998 and 1999, respectively.

                            FORRESTER RESEARCH, INC.

(8) STOCKHOLDERS' EQUITY

  INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

     On February 7, 2000, the Company increased the number of authorized shares of common stock from 25,000,000 to 125,000,000 and effected a two-for-one stock split as a 100% stock dividend. The Company has retroactively restated all share and per share amounts for the periods presented to give effect to this stock split.

  PUBLIC OFFERING

     Also in February 2000, the Company issued 626,450 shares of common stock in a public offering that generated net proceeds to the Company of approximately $22,600,000.

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

(9) STOCK OPTION PLANS

     In February 1996, the Company adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which has been subsequently amended (the Plan). The Plan provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 10,500,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over three years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as defined.

     In September 1996, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 300,000 shares of common stock. Under the Directors' Plan, each non-employee director shall be awarded options to purchase 12,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 8,000 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following the Company's annual stockholders' meeting. These options will vest in three equal installments on the first, second and third anniversaries of the date of grant. The Compensation Committee (the Committee) of the Board of Directors also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

                            FORRESTER RESEARCH, INC.

     Stock option activity under the Plan and under the Directors' Plan from December 31, 1996 to December 31, 1999 was as follows (in thousands, except per share data):

                                                                                  WEIGHTED AVERAGE
                                                                    EXERCISE          EXERCISE
                                                      NUMBER         PRICE             PRICE
                                                     OF SHARES     PER SHARE         PER SHARE
                                                     ---------     ---------      ----------------
Outstanding at December 31, 1996...................    1,566      $2.75-$ 6.50           4.14
Granted............................................      668       8.78- 14.60          11.26
Exercised..........................................     (140)      2.75-  6.50           3.19
Canceled...........................................      (56)      2.75- 11.00           7.09
                                                      ------      ------------         ------
Outstanding at December 31, 1997...................    2,038       2.75- 14.60           6.50
Granted............................................    2,964       9.57- 19.88          12.74
Exercised..........................................     (458)      2.75- 14.60           5.54
Canceled...........................................     (447)      2.75- 19.85           9.04
                                                      ------      ------------         ------
Outstanding at December 31, 1998...................    4,097       2.75- 19.88          10.85
Granted............................................    4,414       0.81- 33.88          14.31
Exercised..........................................   (1,184)      2.75- 19.85           7.46
Canceled...........................................     (870)      5.5 - 22.88          15.13
                                                      ------      ------------         ------
Outstanding at December 31, 1999...................    6,457      $0.81-$33.88         $13.28
                                                      ======      ============         ======
Exercisable at December 31, 1999...................    1,226      $0.81-$23.94         $10.19
                                                      ======      ============         ======
Exercisable at December 31, 1998...................      855      $2.75-$14.60         $ 6.36
                                                      ======      ============         ======
Exercisable at December 31, 1997...................      726      $2.75-$11.00         $ 5.28
                                                      ======      ============         ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (in thousands, except per share data):

                                                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                 NUMBER OUTSTANDING   NUMBER EXERCISABLE      REMAINING           EXERCISE
                                  AT DECEMBER 31,      AT DECEMBER 31,       CONTRACTUAL           PRICE
                                        1999                 1999                LIFE            PER SHARE
                                 ------------------   ------------------   ----------------   ----------------
Range of exercise prices
  $          0.81..............           89                   89                9.64              $ 0.81
             2.75..............          114                  114                6.14                2.75
    5.50 -  6.50...............          218                  218                6.69                6.04
    8.78 - 10.75...............        1,252                  376                7.88                9.65
   11.00 - 13.35...............        2,845                  136                8.87               11.69
   13.50 - 16.44...............          275                  106                8.48               15.02
   16.53 - 19.88...............          787                  179                8.75               18.91
   20.03 - 23.35...............          571                   --                8.50               21.46
   23.50 - 27.88...............          291                    8                9.85               23.94
   28.00 - 33.88...............           15                   --                9.95               33.88
                                       -----                -----                ----              ------
                                       6,457                1,226                8.55              $13.28
                                       =====                =====                ====              ======

     The weighted average remaining contractual life of options outstanding at December 31, 1997, 1998 and 1999 was 8.6, 8.7 and 8.6 years, respectively. As of December 31, 1997, 1998 and 1999, options available for

                            FORRESTER RESEARCH, INC.

future grant under the Plan and the Directors' Plan were approximately 3,621,000, 1,105,000 and 2,261,000, respectively.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the value of options granted during the years ended December 31, 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123, using the following assumptions:

                                                  1997        1998       1999
                                                ---------    -------    -------
Risk-free interest rate.......................      6.32%      5.28%      5.54%
Expected dividend yield.......................         --         --         --
Expected lives................................  7.5 years    5 years    5 years
Expected volatility...........................        59%        40%        55%

     The weighted average grant date fair value of options granted under the Plan and the Directors' Plan during the years ended December 31, 1997, 1998 and 1999 were $7.58, $12.74 and $22.49, respectively.

     If compensation cost for the Company's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 1997, 1998 and 1999 would have been approximately as follows (in thousands, except per share data):

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  ------    ------    -------
As reported --
  Net income....................................  $5,598    $7,547    $10,981
                                                  ======    ======    =======
  Basic net income per common share.............  $ 0.34    $ 0.44    $  0.61
                                                  ======    ======    =======
  Diluted net income per common share...........  $ 0.32    $ 0.40    $  0.55
                                                  ======    ======    =======
Pro forma --
  Net income....................................  $3,833    $4,569    $ 2,902
                                                  ======    ======    =======
  Basic net income per common share.............  $ 0.23    $ 0.27    $  0.16
                                                  ======    ======    =======
  Diluted net income per common share...........  $ 0.22    $ 0.24    $  0.14
                                                  ======    ======    =======

     In January 1998, the Company's founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock. The options have an exercise price of $9.57 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000 and January 28, 2001. As of December 31, 1999, approximately 697,000 options remained outstanding, of which 30,000 were exercisable.

(10) EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 400,000 shares of common stock. The Stock Purchase Plan is administered by the Committee. With certain limited exceptions, all employees of the Company who have completed six months or more of continuous service in the employ of the Company and whose customary employment is more than 30 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six

                            FORRESTER RESEARCH, INC.

months in length and commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the purchase period commences or (b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

                                                             SHARES     PURCHASE
PURCHASE PERIOD ENDED --                                    PURCHASED    PRICE
------------------------                                    ---------   --------
June 30, 1997.............................................   43,166      $ 6.80
December 31, 1997.........................................   29,770      $ 9.67
June 30, 1998.............................................   37,626      $ 9.83
December 31, 1998.........................................   25,030      $17.27
June 30, 1999.............................................   38,570      $10.61
December 31, 1999.........................................   49,316      $10.89

(11) SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is the Executive Team, consisting of Mr. Colony and the executive officers. To date, the Company has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Foreign assets represent less than 2% of total consolidated assets for all periods presented.

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                         1997       1998       1999
                                                        -------    -------    -------
United States.........................................  $31,653    $48,922    $67,477
Europe................................................    4,892      7,374     12,242
Other.................................................    3,876      5,271      7,549
                                                        -------    -------    -------
                                                        $40,421    $61,567    $87,268
                                                        =======    =======    =======
United States.........................................       78%        79%        77%
Europe................................................       12         12         14
Other.................................................       10          9          9
                                                        -------    -------    -------
                                                            100%       100%       100%
                                                        =======    =======    =======

                            FORRESTER RESEARCH, INC.

(12) CERTAIN BALANCE SHEET ACCOUNTS

  ACCRUED EXPENSES:

     Accrued expenses as of December 31, 1998 and 1999 consist of the following (in thousands):

                                                              1998      1999
                                                             ------    ------
Payroll and related........................................  $2,951    $4,763
Other......................................................   2,100     4,684
                                                             ------    ------
                                                             $5,051    $9,447
                                                             ======    ======

  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands):

                                                              1997    1998    1999
                                                              ----    ----    ----
Balance, beginning of period................................  $200    $325    $400
  Provision for doubtful accounts...........................   399     375     904
  Addition arising from acquisition (Note 2)................    --      --      80
  Write-offs................................................  (274)   (300)   (804)
                                                              ----    ----    ----
Balance, end of period......................................  $325    $400    $580
                                                              ====    ====    ====

(13) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1999 (in thousands, except per share data):

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                       1998         1998        1998         1998
                                                     ---------    --------    ---------    --------
Revenues...........................................   $13,131     $15,043      $15,070     $18,322
Income from operations.............................   $ 1,448     $ 1,893      $ 2,257     $ 3,583
Net income.........................................   $ 1,342     $ 1,617      $ 1,874     $ 2,714
Basic net income per common share..................   $  0.08     $  0.10      $  0.11     $  0.16
Diluted net income per common share................   $  0.07     $  0.09      $  0.10     $  0.14

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                       1999         1999        1999         1999
                                                     ---------    --------    ---------    --------
Revenues...........................................   $17,929     $19,671      $21,981     $27,687
Income from operations.............................   $ 2,211     $ 2,710      $ 3,741     $ 5,198
Net income.........................................   $ 1,904     $ 2,235      $ 2,855     $ 3,988
Basic net income per common share..................   $  0.11     $  0.13      $  0.16     $  0.21
Diluted net income per common share................   $  0.10     $  0.12      $  0.14     $  0.18

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    2.1(1)     Stock Purchase Agreement
    3.1(2)     Certificate of Amendment of the Certificate of Incorporation
               of the Company.
    3.2(3)     Bylaws of the Company, as amended.
    4(3)       Specimen Certificate for shares of Common Stock, $.01 par
               value, of the Company.
   10.1+(3)    Registration Rights and Non-Competition Agreement.
   10.2+(3)    Tax Indemnification Agreement dated November 25, 1996.
   10.3+(3)    1996 Amended and Restated Equity Incentive Plan as amended.
   10.4+(3)    1996 Employee Stock Purchase Plan.
   10.5+(3)    1996 Director Option Plan for Non-Employee Directors.
   10.6(3)     Lease dated May 1, 1995 between Advent Realty Limited
               Partnership II and the Company for the premises located at
               1033 Massachusetts Avenue, Cambridge, Massachusetts (the
               "Cambridge Lease").
   10.7(3)     First Amendment to the Cambridge Lease, dated August 28,
               1995.
   10.8(3)     Second Amendment to the Cambridge Lease, dated May 21, 1996.
   10.9(4)     Third Amendment to the Cambridge Lease, dated             .
   10.10(5)    Lease dated May 6, 1999 between Technology Square LLC and
               the Company for the premises located at 400 Technology
               Square, Cambridge, Massachusetts (the "Technology Square
               Lease").
   10.11(2)    Registration Rights Agreement.
   10.12(2)    Indemnification Agreement.
   21          Subsidiaries of the Registrant (transmitted herewith).
   23          Consent of Arthur Andersen LLP (transmitted herewith).
   99(2)       Risk Factors

---------------
  + Denotes management contract or compensation arrangements.

(1) Filed as an Exhibit to the Company's report on Form 8-K filed on November 30, 1999 and incorporated by reference herein.

(2) Filed herewith.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on September 26, 1997 (File No. 333-12761) and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for year-ended December 31, 1997 and incorporated by reference herein.

(5) Filed as an Exhibit to the Company's Form 10-Q filed on August 16, 1999 and incorporated by reference herein.