Form 10-Q
period 2000-03-31
FORRESTER RESEARCH INC
filed 2000-05-12
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number: 000-21433

                                  -------------

                            FORRESTER RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                      04-2797789
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

          400 Technology Square
         Cambridge, Massachusetts                                02139
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

Yes [X]      No [ ]

     As of May 11, 2000, 20,791,826 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

ITEM 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2000 and
         December 31, 1999                                                3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2000 and 1999                                    4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999                             5

         Notes to Consolidated Financial Statements                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      12


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               13

ITEM 2.  Changes in Securities                                           13

ITEM 3.  Defaults Upon Senior Securities                                 13

ITEM 4.  Submission of Matters to a Vote of Security-Holders             13

ITEM 5.  Other Information                                               13

ITEM 6.  Exhibits and Reports on Form 8-K                                13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                       ASSETS

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2000             1999
CURRENT ASSETS:
   Cash and cash equivalents                                         $  38,587         $  13,445
   Marketable securities                                               121,109            85,342
   Accounts receivable, net                                             28,615            36,988
   Deferred commissions                                                  5,590             4,850
   Prepaid income taxes                                                  1,187             1,187
   Prepaid expenses and other current assets                             5,703             4,142
                                                                     ---------         ---------
         Total current assets                                          200,791           145,954
                                                                     ---------         ---------
    Property and equipment, net                                         13,401            11,619
                                                                     ---------         ---------
   Deferred income taxes                                                 7,042              --
                                                                     ---------         ---------
   Other assets                                                          2,224             1,820
                                                                     ---------         ---------
         Total assets                                                $ 223,458         $ 159,393
                                                                     =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $   3,604         $   2,702
   Customer deposits                                                       903               716
   Accrued expenses                                                     19,365             9,447
   Accrued income taxes                                                     27               617
   Deferred revenue                                                     76,760            66,233
   Deferred income taxes                                                  --                 873
                                                                     ---------         ---------
         Total current liabilities                                     100,659            80,588
                                                                     ---------         ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares

     Issued and outstanding--none                                         --                --
   Common stock, $.01 par value
     Authorized--125,000,000 shares

     Issued and outstanding--20,715,144 and 19,408,064 shares
       at March 31, 2000 and December 31, 1999, respectively               207               194
   Additional paid-in capital                                           95,312            54,771
   Retained earnings                                                    27,958            24,434
   Accumulated other comprehensive income                                 (678)             (594)
                                                                     ---------         ---------
         Total stockholders' equity                                    122,799            78,805
                                                                     ---------         ---------
         Total liabilities and stockholders' equity                  $ 223,458         $ 159,393
                                                                     =========         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000          1999
REVENUES:
   Core research                                          $23,759        $12,978
   Advisory services and other                              7,058          4,951
                                                          -------        -------
         Total revenues                                    30,817         17,929
                                                          -------        -------
OPERATING EXPENSES:
   Cost of services and fulfillment                         9,295          6,612
   Selling and marketing                                   12,214          6,192
   General and administrative                               3,780          2,041
   Depreciation and amortization                            1,432            873
                                                          -------        -------
         Total operating expenses                          26,721         15,718
                                                          -------        -------
         Income from operations                             4,096          2,211

OTHER INCOME                                                1,454            860
                                                          -------        -------
         Income before income tax provision                 5,550          3,071

INCOME TAX PROVISION                                        2,081          1,167
                                                          -------        -------
         Net income                                       $ 3,469        $ 1,904
                                                          =======        =======

BASIC NET INCOME PER COMMON SHARE                         $  0.17        $  0.11
                                                          =======        =======

DILUTED NET INCOME PER COMMON SHARE                       $  0.15        $  0.10
                                                          =======        =======

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           19,949         17,492
                                                          =======        =======

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         23,578         19,466
                                                          =======        =======


        The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                 2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $  3,469         $  1,904
   Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization                                                               1,432              873
     Deferred income taxes                                                                       2,081              267
     Accretion of discount on marketable securities                                                 30               22
     Changes in assets and liabilities
       Accounts receivable                                                                       8,372            3,294
       Deferred commissions                                                                       (740)            (531)
       Prepaid expenses and other current assets                                                (1,402)          (1,067)
       Accounts payable                                                                            877             (545)
       Customer deposits                                                                           187              (38)
       Accrued expenses                                                                          9,882               40
       Accrued income taxes                                                                       --                128
       Deferred revenue                                                                         10,547            2,108
                                                                                              --------         --------
              Net cash provided by operating activities                                         34,735            6,455
                                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                          (2,717)            (521)
   Purchase of non-marketable investment                                                        (1,000)            --
   Increase in other assets                                                                        (10)            --
   Purchase of marketable securities                                                           (85,721)         (98,481)
   Proceeds from sales and maturities of marketable securities                                  49,913           87,756
                                                                                              --------         --------
              Net cash used in investing activities                                            (39,535)         (11,246)
                                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                                   22,647             --
   Proceeds from issuance of common stock under stock option plan                                7,328            2,506
                                                                                              --------         --------
              Net cash provided by financing activities                                         29,975            2,506
                                                                                              --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                       (33)             (10)
                                                                                              --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       25,142           (2,295)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  13,445           10,414
                                                                                              --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 38,587         $  8,119
                                                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                                 $   --           $    755
                                                                                              ========         ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Increase in additional paid-in capital and decrease in accrued income taxes
   related to the tax benefit on the exercises on stock options                               $ 10,587         $  1,600
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

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.

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

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2000          1999

Basic weighted average common shares outstanding        19,949        17,492
Weighted average common equivalent shares                3,629         1,974
                                                        ------        ------
Diluted weighted average shares outstanding             23,578        19,466
                                                        ------        ------

As of March 31, 2000 and 1999, 165,000 and 1,129,314 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive. All per share information gives effect to the two-for-one stock split effected as a 100% dividend on February 7, 2000.

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and the components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands):


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000          1999
Unrealized loss on marketable securities, net of taxes     $ (10)        $ (87)
Cumulative translation adjustment                            (74)         (109)
                                                           -----         -----
Total other comprehensive income                           $ (84)        $(196)
                                                           =====         =====


NOTE 4 - NON-MARKETABLE INVESTMENTS

In March 2000, the Company invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm, resulting in approximately a 3.9% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of March 31, 2000, the Company has determined that a permanent impairment has not occurred.

The Company also has an option to purchase an additional $2.0 million of Doculab's equity. The purchase price and the number of shares issuable upon exercise of the option may vary according to Doculabs' valuation as of December 31, 2000, as determined pursuant to the purchase documents.

In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. (Greenfield), an Internet-based marketing research firm. As a result of this investment, the Company effectively owns approximately a 3.4% ownership interest in Greenfield. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of March 31, 2000, the Company has determined that a permanent impairment has not occurred.

In March 2000, the holding company entered into a Note and Warrant Purchase Agreement with Greenfield. Pursuant to this agreement, the Company loaned the holding company $108,000 in exchange for a subordinated note, which bears interest at 10% per annum and is payable June 30, 2000. The value of this note is included in Other Current Assets in the accompanying Consolidated Balance Sheet as of March 31, 2000. In addition, the Company was issued warrants to obtain approximately 2,300 shares of Class A common stock at $7.15. The warrants are immediately exercisable and expire on March 3, 2005.

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

NOTE 6 - SEGMENT AND ENTERPRISE WIDE REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is its Executive Team, consisting of its executive officers. To date, the Company has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Foreign assets represented approximately 4% and 2% of total consolidated assets as of March 31, 2000 and December 31, 1999, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (in thousands):


                                        THREE MONTHS ENDED MARCH 31,
                                          2000             1999
United States                            $22,851         $14,193
United Kingdom                             2,629             957
Europe (excluding United Kingdom)          2,454           1,285
Canada                                     1,463             755
Other                                      1,420             739
                                         -------         -------
                                         $30,817         $17,929
                                         =======         =======

United States                                 74%             79%
United Kingdom                                 9               6
Europe (excluding United Kingdom)              8               7
Canada                                         5               4
Other                                          4               4
                                         -------         -------
                                             100%            100%
                                         -------         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, management of growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based core research, dependence on key personnel, the ability to integrate acquisitions effectively, risks associated with anticipating market trends, new products and services, and competition. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we", "us", and "our" refer to Forrester Research, Inc. and our Subsidiaries.

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

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 71% to $128.7 million at March 31, 2000 from $75.3 million at March 31, 1999. No single client accounted for more than 2% of agreement value at March 31, 2000. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 74% of our client companies with memberships expiring during the twelve-months ended March 31, 2000 renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                        2000       1999
Core research                            77%        72%
Advisory services and other              23         28
                                        ---        ---
Total revenues                          100        100

Cost of services and fulfillment         30         37
Selling and marketing                    40         35
General and administrative               12         11
Depreciation and amortization             5          5
                                        ---        ---

Income from operations                   13         12
Other income                              5          5
                                        ---        ---

Income tax provision                     18         17
Provision for income taxes                7          6
                                        ---        ---

Net income                               11%        11%
                                        ===        ===


THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     REVENUES. Total revenues increased 72% to $30.8 million in the three months ended March 31, 2000 from $17.9 million in the three months ended March 31, 1999. Revenues from core research increased 83% to $23.8 million in the three months ended March 31, 2000 from $13.0 million in the three months ended March 31, 1999. The increase in revenues from core research was attributable primarily to an increase in the number of client companies to 1,926 at March 31, 2000 from 1,340 at March 31, 1999, an increase in the sales organization to 183 employees at March 31, 2000 from 113 at March 31, 1999, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the three months ended March 31, 2000.

     Advisory services and other revenues increased 43% to $7.1 million in the three months ended March 31, 2000 from $5.0 million in the three months ended March 31, 1999. This increase was attributable primarily to increased demand for our advisory services programs.

     Revenues attributable to customers outside the United States increased 113% to $8.0 million in the three months ended March 31, 2000 from $3.7 million in the three months ended March 31, 1999, and increased as a percentage of total revenues to 26% for the three months ended March 31, 2000 from 21% for the same period in 1999. The increase in international revenues is attributable primarily to the Company's continued expansion of its European headquarters in Amsterdam, the Netherlands, the acquisition of United Kingdom-based Fletcher Research Limited in November 1999, and an increase in international sales personnel. We invoice our international clients in U.S. dollars, except for those billed by our subsidiary Fletcher Research Limited, which invoices its clients in British Pounds Sterling.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 30% in the three months ended

March 31, 2000 from 37% in the three months ended March 31, 1999. These expenses increased 41% to $9.3 million in the three months ended March 31, 2000 from $6.6 million in the three months ended March 31, 1999. The decrease in expense as a percentage of total revenues reflects a larger revenue base in 2000, a decrease in the number of events held during the quarter to two in 2000 from three in 1999, and lower production costs resulting from the leverage of our eResearch platform. The expense increase in the current period reflects increased research analyst staffing and related compensation expense.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 40% in the three months ended March 31, 2000 from 35% in the three months ended March 31, 1999. These expenses increased 97% to $12.2 million in the three months ended March 31, 2000 from $6.2 million in the three months ended March 31, 1999. The increases in expense and expense as a percentage of total revenues were principally due to the addition of direct salespeople and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the three months ended March 31, 2000 from 11% in the three months ended March 31, 1999. These expenses increased 85% to $3.8 million in the three months ended March 31, 2000 from $2.0 million in the three months ended March 31, 1999. The increases in expense and expense as a percentage of total revenues were principally due to increased staffing in the Company's operations, finance, and technology groups and related compensation and recruiting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 64% to $1.4 million in the three months ended March 31, 2000 from $873,000 in the three months ended March 31, 1999. The increase in these expenses was principally due to purchases of computer equipment, software, office furnishings and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 69% to $1.5 million in the three months ended March 31, 2000 from $860,000 in the three months ended March 31, 1999. The increase was due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations, proceeds of $22.6 million from our offering of common stock in February 2000 and $7.3 million for exercises of stock options by employees.

     PROVISION FOR INCOME TAXES. During the three months ended March 31, 2000, we recorded a tax provision of $2.1 million, reflecting an effective tax rate of 37.5%. During the three months ended March 31, 1999, we recorded a tax provision of $1.2 million, which reflected an effective tax rate of 38%. The decrease in our effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 77% of our revenues for the three months ended March 31, 2000, are annually renewable and are generally payable in advance. We generated $34.8 million and $6.5 million in cash from operating activities during the three-month periods ended March 31, 2000 and 1999, respectively.

     During the three-months ended March 31, 2000, we used $39.5 million of cash in investing activities, consisting of $2.7 million for purchases of property and equipment, $1.0 million for a minority investment in an independent industry analyst research firm and $35.8 million for net purchases of marketable securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During the three-months ended March 31, 2000, we generated $30.0 million from financing activities, consisting of $22.6 million of net proceeds from our public offering of common stock and $7.3 million in proceeds from exercises of employee stock options. As a result of these option exercises during the three-months ended March 31, 2000, we will receive a tax benefit in the form of a tax deduction that will offset approximately $10.6 million of our taxable income. This tax benefit is reflected as an increase in our Shareholders' Equity.

     As of March 31, 2000, we had cash and cash equivalents of $38.6 million and $121.1 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure over the next twelve months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rated by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars (in thousands, except interest rates):

                                     FAIR VALUE AT                                                       FY 2003
                                       MARCH 31,                                                            AND
                                        2000           FY 2000          FY 2001         FY 2002         THEREAFTER

Cash equivalents                      $ 36,188         $36,188         $     --         $    --         $     --
Weighted average interest rate            5.55%           5.55%              --%             --%              --%

Investments                           $121,109         $62,918         $ 26,256         $11,063         $ 20,872
Weighted average interest rate            4.73%           4.31%            6.19%           4.71%            4.15%

Total portfolio                       $157,297         $99,106         $ 26,256         $11,063         $ 20,872
Weighted average interest rate            4.91%           4.76%            6.19%           4.71%            4.15%


     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in our fiscal year 2000. We have not determined what impact, if any, the Euro will have on foreign exchange exposure. We are prepared to hedge against fluctuations in the Euro if this exposure becomes material. As of March 31, 2000, the total assets related to non-dollar-denominated currencies was approximately $10.0 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On February 7, 2000 a Special Meeting of Stockholders was held to approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 25 million to 125 million shares.

The proposal passed with the following vote:

--------------------------------------------------------------------------------
For:                                                    6,543,419
Against or withheld:                                    1,449,572
Abstentions and Broker Non-Votes:                       150
--------------------------------------------------------------------------------

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

                                    Forrester Research, Inc.

                                    By: /s/ George F. Colony
                                        ---------------------------------------
                                    George F. Colony
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date:  May 12, 2000




                                    By: /s/ Susan Whirty Maffei
                                        ---------------------------------------
                                    Susan Whirty Maffei
                                    Chief Financial Officer and Vice President,
                                    Operations
                                    (principal financial and accounting officer)

                                    Date:  May 12, 2000