Form 10-Q
period 2000-06-30
FORRESTER RESEARCH INC
filed 2000-08-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

Yes [X]      No [ ]

         As of August 11, 2000, 21,365,191 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                           PAGE
                                                                                           ----
ITEM 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                3

           Consolidated Statements of Income for the Three and Six Months Ended
           June 30, 2000 and 1999                                                            4

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999                                                            5

           Notes to Consolidated Financial Statements                                        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                     8

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                       13


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                14

ITEM 2.    Changes in Securities                                                            14

ITEM 3.    Defaults Upon Senior Securities                                                  14

ITEM 4.    Submission of Matters to a Vote of Security-Holders                              14

ITEM 5.    Other Information                                                                14

ITEM 6.    Exhibits and Reports on Form 8-K                                                 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                        ASSETS
                                                                    JUNE 30,      DECEMBER 31,
                                                                      2000           1999
CURRENT ASSETS:
   Cash and cash equivalents                                       $  27,367       $  13,445
   Marketable securities                                             144,305          85,342
   Accounts receivable, net                                           26,993          36,988
   Deferred commissions                                                6,310           4,850
   Prepaid income taxes                                                1,187           1,187
   Prepaid expenses and other current assets                           4,802           4,142
                                                                   ---------       ---------
         Total current assets                                        210,964         145,954
                                                                   ---------       ---------
   Property and equipment, net                                        15,541          11,619
                                                                   ---------       ---------
   Deferred income taxes                                               9,042              --
                                                                   ---------       ---------
   Other assets                                                        2,704           1,820
                                                                   ---------       ---------
         Total assets                                              $ 238,251       $ 159,393
                                                                   =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $   2,819       $   2,702
   Customer deposits                                                     984             716
   Accrued expenses                                                   15,658           9,447
   Accrued income taxes                                                   --             617
   Deferred revenue                                                   81,681          66,233
   Deferred income taxes                                                  --             873
                                                                   ---------       ---------
         Total current liabilities                                   101,142          80,588
                                                                   ---------       ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                         --              --
   Common stock, $.01 par value
     Authorized--125,000,000 shares
     Issued and outstanding--21,101,207 and 19,408,064 shares
       at June 30, 2000 and December 31, 1999, respectively              211             194
   Additional paid-in capital                                        104,824          54,771
   Retained earnings                                                  32,778          24,434
   Accumulated other comprehensive income                               (704)           (594)
                                                                   ---------       ---------
         Total stockholders' equity                                  137,109          78,805
                                                                   ---------       ---------
         Total liabilities and stockholders' equity                $ 238,251       $ 159,393
                                                                   =========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                         2000         1999         2000         1999
REVENUES:
   Core research                                        $28,011      $14,773      $51,769      $27,751
   Advisory services and other                           10,269        4,898       17,327        9,849
                                                        -------      -------      -------      -------
         Total revenues                                  38,280       19,671       69,096       37,600
                                                        -------      -------      -------      -------
OPERATING EXPENSES:
   Cost of services and fulfillment                      11,674        6,424       20,968       13,036
   Selling and marketing                                 14,323        7,276       26,537       13,468
   General and administrative                             4,703        2,213        8,483        4,254
   Depreciation and amortization                          1,750        1,048        3,182        1,921
                                                        -------      -------      -------      -------
         Total operating expenses                        32,450       16,961       59,170       32,679
                                                        -------      -------      -------      -------
         Income from operations                           5,830        2,710        9,926        4,921
OTHER INCOME, NET                                         1,972          895        3,425        1,755
                                                        -------      -------      -------      -------
         Income before income tax provision               7,802        3,605       13,351        6,676
INCOME TAX PROVISION                                      2,926        1,370        5,007        2,537
                                                        -------      -------      -------      -------
         Net income                                     $ 4,876      $ 2,235      $ 8,344      $ 4,139
                                                        =======      =======      =======      =======
BASIC NET INCOME PER COMMON SHARE                       $  0.23      $  0.13      $  0.41      $  0.23
                                                        =======      =======      =======      =======
DILUTED NET INCOME PER COMMON SHARE                     $  0.20      $  0.12      $  0.35      $  0.22
                                                        =======      =======      =======      =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         20,895       17,762       20,422       17,627
                                                        =======      =======      =======      =======
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       24,727       18,964       24,152       19,215
                                                        =======      =======      =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  8,344       $   4,139
   Adjustments to reconcile net income to net cash provided by operating activities --
     Depreciation and amortization                                         3,182           1,921
     Deferred income taxes                                                 5,007             462
     Accretion of discount on marketable securities                         (148)            (28)
     Changes in assets and liabilities
       Accounts receivable                                                 9,976           3,616
       Deferred commissions                                               (1,460)         (1,151)
       Prepaid expenses and other current assets                            (552)           (498)
       Accounts payable                                                      173             106
       Customer deposits                                                     268             282
       Accrued expenses                                                    6,093             621
       Accrued income taxes                                                   --             204
       Deferred revenue                                                   15,458           2,561
                                                                        --------       ---------
              Net cash provided by operating activities                   46,341          12,235
                                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (6,597)         (1,391)
   Purchase of non-marketable investment                                  (1,500)         (1,000)
   Decrease (increase) in other assets                                        26            (470)
   Purchase of marketable securities                                    (228,395)       (180,672)
   Proceeds from sales and maturities of marketable securities           169,596         165,375
                                                                        --------       ---------
              Net cash used in investing activities                      (66,870)        (11,321)
                                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                             22,647              --
   Proceeds from issuance of common stock under stock option plans        11,858           3,577
                                                                        --------       ---------

              Net cash provided by financing activities                   34,505           3,577
                                                                        --------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 (54)             (6)
                                                                        --------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      13,922          (2,293)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,445          10,414
                                                                        --------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 27,367       $   8,121
                                                                        ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $     --       $   1,062
                                                                        ========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Increase in additional paid-in capital and decrease in
     accrued income taxes related to the tax benefit on
     the exercises on stock options                                     $ 15,565       $   1,778
                                                                        ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the periods ended June 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.


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

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     --------------------    --------------------
                                                     JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Basic weighted average common shares outstanding      20,895      17,762      20,422      17,627
Weighted average common equivalent shares              3,832       1,202       3,730       1,588
                                                      ------      ------      ------      ------

Diluted weighted average shares outstanding           24,727      18,964      24,152      19,215
                                                      ======      ======      ======      ======

As of June 30, 2000 and 1999, 68,500 and 162,568 outstanding stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and the components of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three and six-month periods ended on the accompanying balance sheets as of June 30, 2000 and 1999 are as follows (in thousands):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     -------------------    --------------------
                                                     JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                                       2000       1999        2000        1999
                                                     --------   --------    --------    --------
Unrealized gain (loss) on marketable securities,
      net of taxes                                     $ 27      $(189)      $  17       $(277)
Cumulative translation adjustment                       (53)       (81)       (127)       (190)
                                                       ----      -----       -----       -----
Total other comprehensive income                       $(26)     $(271)      $(110)      $(467)
                                                       ====      =====       =====       =====

NOTE 4 - NON-MARKETABLE INVESTMENTS

In March 2000, the Company invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm, resulting in approximately a 3.9% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2000, the Company has determined that a permanent impairment has not occurred.

The Company also has an option to purchase an additional $2.0 million of Doculab's equity. The purchase price and the number of shares issuable upon exercise of the option may vary according to Doculabs' valuation as of December 31, 2000, as determined pursuant to the original agreements.

In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. (Greenfield), an Internet-based marketing research firm. As a result of this investment, the Company effectively owns approximately a 3.4% ownership interest in Greenfield. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2000, the Company has determined that a permanent impairment has not occurred.

In March 2000, the holding company entered into a Note and Warrant Purchase Agreement with Greenfield. Pursuant to this agreement, the Company loaned the holding company $108,000 in exchange for a subordinated note, which bears interest at 10% per annum and was payable June 30, 2000. In June 2000, in accordance with the note and warrant purchase agreement, the Company extended the term of the subordinated note and related accrued interest and loaned the holding company an additional $108,000 in exchange for another subordinated note bearing interest at 10% per annum. All outstanding amounts, including principal and interest, are payable October 31, 2000. The value of these notes is included in Other Current Assets in the accompanying Consolidated Balance Sheet as of June 30, 2000. In addition, the Company was issued warrants to obtain approximately 2,300 shares of Class A common stock at $7.15. The warrants are immediately exercisable and expire on March 3, 2005.

In June 2000, the Company committed to invest approximately $20.0 million in two private equity investment funds. The Company intends to adopt a cash bonus plan to pay bonuses, after the return of its invested capital, from the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees of the Company, subject to the terms and conditions of such plan. The payment of such bonuses would result in the Company incurring compensation expense with respect to the amounts so paid. In June 2000, the Company contributed $500,000 to one of the funds, which is included in Other Assets on the accompanying Consolidated Balance Sheet as of June 30, 2000. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. The timing and amount of future contributions are entirely within the discretion of the investment funds.

NOTE 5 - JOINT VENTURE

In April 2000, the Company entered into a one-year joint venture agreement with Information Resources, Inc. (IRI) to target research offerings to the consumer packaged goods industry. The joint venture is intended to be an equal sharing of revenues and expenses. To date, the joint venture has not had a significant impact on the results of operations of the Company.

NOTE 6 - SEGMENT AND ENTERPRISE WIDE REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is its Executive Team, consisting of its executive officers. To date, the Company has viewed its operations and managed its business principally as one segment; research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Foreign assets represented approximately 5% and 2% of total consolidated assets as of June 30, 2000 and December 31, 1999, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (in thousands):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                       ----------------------      ----------------------
                                       JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                        2000          1999          2000          1999
                                       --------      --------      --------      --------
United States                          $27,938       $15,563       $50,790       $29,756
United Kingdom                           3,430         1,010         6,059         1,968
Europe (excluding United Kingdom)        3,529         1,388         5,983         2,672
Canada                                   1,577           810         3,040         1,565
Other                                    1,806           900         3,224         1,639
                                       -------       -------       -------       -------
                                       $38,280       $19,671       $69,096       $37,600
                                       =======       =======       =======       =======

United States                               73%           79%           74%           79%
United Kingdom                               9             5             9             5
Europe (excluding United Kingdom)            9             7             9             7
Canada                                       4             4             4             4
Other                                        5             5             4             5
                                       -------       -------       -------       -------
                                           100%          100%          100%          100%
                                       =======       =======       =======       =======


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, as amended by SFAS No. 137 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the financial statements for periods before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.

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

         We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 85% to $148.6 million at June 30, 2000 from $80.3 million at June 30, 1999. No single client accounted for more than 2% of agreement value at June 30, 2000. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 74% of our client companies with memberships expiring during the twelve-months ended June 30, 2000 renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                      -----------------    ----------------
                                       2000        1999     2000       1999
                                       ----        ----     ----       ----

Core research                           73%         75%      75%        74%
Advisory services and other             27          25       25         26
                                       ---         ---      ---        ---
Total revenues                         100         100      100        100

Cost of services and fulfillment        31          33       30         35
Selling and marketing                   37          37       39         36
General and administrative              12          11       12         11
Depreciation and amortization            5           5        5          5
                                       ---         ---      ---        ---

Income from operations                  15          14       14         13
Interest income                          5           4        5          5
                                       ---         ---      ---        ---

Income before income tax provision      20          18       19         18
Provision for income taxes               7           7        7          7
                                       ---         ---      ---        ---

Net income                              13%         11%      12%        11%
                                       ===         ===      ===        ===



THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         REVENUES. Total revenues increased 95% to $38.3 million in the three months ended June 30, 2000 from $19.7 million in the three months ended June 30, 1999. Revenues from core research increased 90% to $28.0 million in the three months ended June 30, 2000 from $14.8 million in the three months ended June 30, 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,143 at June 30, 2000 from 1,466 at June 30, 1999, an increase in the sales organization to 215 employees at June 30, 2000 from 130 employees at June 30, 1999, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the three months ended June 30, 2000.

         Advisory services and other revenues increased 110% to $10.3 million in the three months ended June 30, 2000 from $4.9 million in the three months ended June 30, 1999. This increase was primarily attributable to the demand for the Partners and Strategy Review Programs, the increase in analyst staff providing advisory services to 159 at June 30, 2000 from 117 at June 30, 1999, and the increase in the number of events held to three in the quarter ended
June 30, 2000 from two in the quarter ended June 30, 1999.

         Revenues attributable to customers outside the United States increased 152% to $10.3 million in the three months ended June 30, 2000 from $4.1 million in the three months ended June 30, 1999, and increased as a percentage of total revenues to 27% for the three months ended June 30, 2000 from 21% for the three months ended June 30, 1999. The increase in international revenues is attributable primarily to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our UK Research Centre in London, England, and increases in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British Pounds Sterling. To date, the effect of changes in currency exchange rates has not had a significant impact on our results of operations.

         COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 31% in the three months ended June 30, 2000 from 33% in the three months ended June 30, 1999. These expenses increased 82% to $11.7 million in the three months ended June 30, 2000 from $6.4 million in the three months ended June 30, 1999. The decrease in expense as a percentage of total revenues reflects a larger revenue base in 2000, lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in the current period reflects increased analyst staffing and related compensation expense.

         SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 37% in the three months ended June 30, 2000 and 1999. These expenses increased 97% to $14.3 million in the three months ended June 30, 2000 from $7.3 million in the three months ended June 30, 1999. The increase in expenses was principally due to the addition of direct salespersons and related commission expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the three months ended June 30, 2000 from 11% in the three months ended June 30, 1999. These expenses increased 113% to $4.7 million in the three months ended June 30, 2000 from $2.2 million in the three months ended June 30, 1999. The increase in expenses and expense as a percentage of revenues were principally due to increased staffing in our operations, finance and technology groups and related compensation and recruiting expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 80% to $1.8 million in the three months ended June 30, 2000, from $1.0 million in the three months ended June 30, 1999. The increase in this expense was principally due to purchases of computer equipment, software and leasehold improvements to support business growth.

         OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 120% to $2.0 million in the three months ended June 30, 2000 from $895,000 in the three months ended June 30, 1999. The increase was due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations, proceeds of $22.6 million from our offering of common stock in February 2000 and $11.9 million from exercises of stock options by employees during the six months ended June 30, 2000.

         PROVISION FOR INCOME TAXES. During the three months ended June 30, 2000, we recorded a tax provision of $2.9 million, reflecting an effective tax rate of 37.5%. During the three months ended June 30, 1999, we recorded a tax provision of $1.4 million, reflecting an effective tax rate of 38%. The decrease in our effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. Total revenues increased 84% to $69.1 million in the six months ended June 30, 2000 from $37.6 million in the six months ended June 30, 1999. Revenues from core research increased 87% to $51.8 million in the six months ended June 30, 2000 from $27.8 million in the six months ended June 30, 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,143 at June 30, 2000 from 1,466 at June 30, 1999, an increase in the sales organization to 215 employees at June 30, 2000 from 130 employees at June 30, 1999, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the six months ended June 30, 2000.

         Advisory services and other revenues increased 76% to $17.3 million in the six months ended June 30, 2000 from $9.8 million in the six months ended June 30, 1999. This increase was primarily attributable to increased demand for both the Partners and Strategy Review Programs and Forrester Forum events, and the increase in analyst staff providing advisory services to 159 at June 30, 2000 from 117 at June 30, 1999, and the increase in number of events held to five in the period ended June 30, 2000 from four in the period ended June 30, 1999.

         Revenues attributable to customers outside the United States increased 133% to $18.3 million in the six months ended June 30, 2000 from $7.8 million in the six months ended June 30, 1999. Revenues attributable to customers outside the United States increased to 26% for the six months ended June 30, 2000 from 21% for the six months ended June 30, 1999. The increase in international revenues is attributable primarily to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our UK Research Centre in London, England, and increases in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British Pounds Sterling. To date, the effect of changes in currency exchange rates has not had a significant impact on our results of operations.

         COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 30% in the six months ended June 30, 2000 from 35% in the six months ended June 30, 1999. These expenses increased 61% to $21.0 million in the six months ended June 30, 2000 from $13.0 million in the six months ended June 30, 1999. The decrease in expense as a percentage of total revenues reflects a larger revenue base in 2000, lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in the current period reflects increased analyst staffing and related compensation expense.

         SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 39% in the six months ended June 30, 2000 from 36% in the six months ended June 30, 1999. These expenses increased 97% to $26.5 million in the six months ended June 30, 2000 from $13.4 million in the six months ended June 30, 1999. The increase in expenses and expense as a percentage of revenues were principally due to the addition of direct salespersons and related commission expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the six months ended June 30, 2000 from 11% in the six months ended June 30, 1999. These expenses increased 99% to $8.5 million in the six months ended June 30, 2000 from $4.3 million in the six months ended June 30, 1999. The increase in expenses was principally due to increased staffing in the Company's operations, finance and technology groups and related compensation and recruiting expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 66% to $3.2 million in the six months ended June 30, 2000 from $1.9 million in the six months ended June 30, 1999. The increase in this expense was principally due to purchases of computer equipment, software and leasehold improvements to support business growth.

         OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 95% to $3.4 million in the six months ended June 30, 2000 from $1.8 million in the six months ended June 30, 1999. The increase was due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations, proceeds of $22.6 million from our offering of common stock in February 2000 and $11.9 million from exercises of stock options by employees during the six months ended June 30, 2000.

         PROVISION FOR INCOME TAXES. During the six months ended June 30, 2000, the Company recorded a tax provision of $5.0 million, reflecting an effective tax rate of 37.5%. During the six months ended June 30, 1999, the Company recorded a tax provision of $2.5 million, reflecting an effective tax rate of 38%. The decrease in our effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 73% of our revenues for the three months ended June 30, 2000, are annually renewable and are generally payable in advance. We generated $46.5 and $12.2 million in cash from operating activities during the six-month periods ended June 30, 2000 and 1999, respectively.

         During the six-month period ended June 30, 2000, we used $67.0 million of cash in investing activities, consisting of $6.6 million for purchases of property and equipment and $58.9 million for net purchases of marketable securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

         During the six-month period ended June 30, 2000, we generated $34.5 million from financing activities, consisting of $22.6 million of net proceeds from our public offering of common stock and $11.9 million in proceeds from exercises of employee stock options. As a result of these option exercises during the six-month period ended June 30, 2000, we will receive a tax benefit in the form of a tax deduction that will offset approximately $15.5 million of our taxable income. This tax benefit is reflected as an increase in our Shareholders' Equity.

         As of June 30, 2000, we had cash and cash equivalents of $27.4 million and $144.3 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services, to open additional offices in and outside the United States and to invest in our infrastructure over the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

         In June 2000, we committed to invest approximately $20.0 million in two private equity investment funds. We intend to adopt a cash bonus plan to pay bonuses, after the return of our invested capital, from the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of such plan. The payment of such bonuses would result in Forrester incurring compensation expense with respect to the amounts so paid. In June 2000, we contributed $500,000 to one of the funds, which is included in Other Assets on the accompanying Consolidated Balance Sheet as of June 30, 2000. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. The timing and amount of future contributions are entirely within the discretion of the investment funds.

         The timing of the recognition of gains from the investment funds, if any, is beyond our control. As a result, it is not possible to predict when we will recognize such gains, if any, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large returns on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

         INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rated by expected maturity dates.

         Principal amounts by expected maturity in U.S. Dollars (in thousands, except interest rates):

                                    FAIR VALUE                                              FY 2003
                                    AT JUNE 30,                                               AND
                                       2000        FY 2000       FY 2001       FY 2002     THEREAFTER

Cash equivalents                    $ 23,471       $23,471       $     -       $     -       $     -
Weighted average interest rate          6.39%         6.39%            -%            -%            -%

Investments                         $144,305       $58,297       $32,741       $24,383       $28,884
Weighted average interest rate          4.79%         4.61%         5.20%         4.91%         4.58%

Total portfolio                     $167,776       $81,768       $32,741       $24,383       $28,884
Weighted average interest rate          5.01%         5.12%         5.20%         4.91%         4.58%


         FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 2000. We have not determined what impact, if any, the Euro will have on foreign exchange exposure. We are prepared to hedge against fluctuations the Euro will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2000, the total assets related to non-dollar-denominated currencies was approximately $11.8 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders ("Meeting") was held on May 9, 2000. At such Meeting, the stockholders elected one (1) Class I Director and two (2) Class III Directors to the Board of Directors. William M. Bluestein (former Class I Director) was elected as a Class III Director. Michael H. Welles (former Class III Director) was elected as a Class I Director. Robert M. Galford was re-elected as a Class III Director. Below are the votes by which each Director was elected:

                              Total Vote For         Total Vote Withheld
                              Director               From  Director
                              --------------         -------------------

William M. Bluestein          17,867,891             127,035

Michael H. Welles             17,867,891             127,035

Robert M. Galford             17,867,891             127,035

Henk W. Broeders and George R. Hornig's terms of office as Class II Directors continued after the Meeting. George F. Colony's term of office as a Class I Director continued after the Meeting.

At this Meeting, the stockholders also approved an increase in the number of shares of Common Stock available for issuance under the Company's 1996 Amended and Restated Equity Incentive Plan from 10.5 million shares to 13.5 million shares by the following vote:

                                                        TOTAL ABSTENTIONS AND
TOTAL VOTE FOR INCREASE   TOTAL VOTE AGAINST INCREASE   BROKER NON-VOTES
-------------------------------------------------------------------------------

11,137,981                4,870,394                     619,585


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Forrester Research, Inc.


                                        By: /s/ George F. Colony
                                           -------------------------------------
                                           George F. Colony
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           Date:  August 14, 2000



                                        By: /s/ Susan Whirty Maffei
                                           -------------------------------------
                                           Susan Whirty Maffei
                                           Chief Financial Officer and Vice
                                           President, Operations
                                           (principal financial and
                                           accounting officer)

                                           Date:  August 14, 2000