Form 10-Q
period 2000-09-30
FORRESTER RESEARCH INC
filed 2000-11-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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

Yes [X]      No [ ]

     As of November 10, 2000, 21,667,982 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

ITEM 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2000 and
          December 31, 1999                                                  3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 2000 and 1999                           4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 and 1999                                  5

          Notes to Consolidated Financial Statements                         6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk        14


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 15

ITEM 2.   Changes in Securities                                             15

ITEM 3.   Defaults Upon Senior Securities                                   15

ITEM 4.   Submission of Matters to a Vote of Security-Holders               15

ITEM 5.   Other Information                                                 15

ITEM 6.   Exhibits and Reports on Form 8-K                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2000                1999
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  34,535           $  13,445
   Marketable securities                                                         155,913              85,342
   Accounts receivable, net                                                       31,897              36,988
   Deferred commissions                                                            7,523               4,850
   Prepaid income taxes                                                            1,187               1,187
   Prepaid expenses and other current assets                                       5,696               4,142
                                                                               ---------           ---------

         Total current assets                                                    236,751             145,954
                                                                               ---------           ---------

    Property and equipment, net                                                   19,626              11,619
    Deferred income taxes                                                         16,111                  --
    Other assets                                                                   6,768               1,820
                                                                               ---------           ---------

         Total assets                                                          $ 279,256           $ 159,393
                                                                               =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $   3,660           $   2,702
   Customer deposits                                                               1,319                 716
   Accrued expenses                                                               24,829               9,447
   Accrued income taxes                                                               --                 617
   Deferred revenue                                                               89,386              66,233
   Deferred income taxes                                                              --                 873
                                                                               ---------           ---------

         Total current liabilities                                               119,194              80,588
                                                                               ---------           ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
     Authorized--500,000 shares
     Issued and outstanding--none                                                     --                  --
   Common stock, $.01 par value
     Authorized--25,000,000 shares
     Issued and outstanding--21,630,969 and 19,408,064
     shares at September 30, 2000 and December 31, 1999, respectively                216                 194
   Additional paid-in capital                                                    122,035              54,771
   Retained earnings                                                              38,717              24,434
   Accumulated other comprehensive income                                           (906)               (594)
                                                                               ---------           ---------

         Total stockholders' equity                                              160,062              78,805
                                                                               ---------           ---------

         Total liabilities and stockholders' equity                            $ 279,256           $ 159,393
                                                                               =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                           2000           1999           2000           1999
REVENUES:
   Core research                                         $ 32,270       $ 17,026       $ 84,039       $ 44,778
   Advisory services and other                              7,867          4,955         25,194         14,803
                                                         --------       --------       --------       --------

         Total revenues                                    40,137         21,981        109,233         59,581
                                                         --------       --------       --------       --------

OPERATING EXPENSES:
   Cost of services and fulfillment                        11,294          6,909         32,262         19,945
   Selling and marketing                                   14,785          7,854         41,322         21,322
   General and administrative                               4,729          2,504         13,212          6,758
   Depreciation and amortization                            1,984            973          5,166          2,894
                                                         --------       --------       --------       --------

         Total operating expenses                          32,792         18,240         91,962         50,919
                                                         --------       --------       --------       --------

         Income from operations                             7,345          3,741         17,271          8,662

OTHER INCOME, NET                                           2,157            864          5,583          2,618
                                                         --------       --------       --------       --------

         Income before income tax provision                 9,502          4,605         22,854         11,280

INCOME TAX PROVISION                                        3,563          1,750          8,570          4,287
                                                         --------       --------       --------       --------

         Net income                                      $  5,939       $  2,855       $ 14,284       $  6,993
                                                         ========       ========       ========       ========

BASIC NET INCOME PER COMMON SHARE                        $   0.28       $   0.16       $   0.69       $   0.39
                                                         ========       ========       ========       ========

DILUTED NET INCOME PER COMMON SHARE                      $   0.24       $   0.14       $   0.58       $   0.36
                                                         ========       ========       ========       ========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           21,407         18,005         20,750         17,753
                                                         ========       ========       ========       ========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         25,075         19,699         24,460         19,376
                                                         ========       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                              2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $  14,284        $   6,993
   Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization                                                              5,166            2,894
     Loss on disposal of property and equipment                                                    --              105
     Deferred income taxes                                                                      8,570              758
     Accretion of premiums on marketable securities                                              (167)             (22)
     Changes in assets and liabilities-
       Accounts receivable, net                                                                 4,328              236
       Deferred commissions                                                                    (2,673)          (1,876)
       Prepaid income taxes                                                                        --              291
       Prepaid expenses and other current assets                                               (1,455)          (2,662)
       Accounts payable                                                                         1,017             (293)
       Customer deposits                                                                          580              304
       Accrued expenses                                                                        15,606            2,852
       Accrued income taxes                                                                        --            1,306
       Deferred revenue                                                                        23,376            8,015
                                                                                            ---------        ---------

              Net cash provided by operating activities                                        68,632           18,901
                                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (12,872)          (3,806)
   Proceeds related to disposals of property and equipment                                         --            1,056
   Purchases of non-marketable investments                                                     (5,525)          (1,000)
   Decrease (increase) in other assets                                                             64             (720)
   Purchase of marketable securities                                                         (304,568)        (360,640)
   Proceeds from sales and maturities of marketable securities                               (234,421)         344,323
                                                                                            ---------        ---------

              Net cash used in investing activities                                           (88,480)         (20,787)
                                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan and employee stock purchase plan                                                     18,446            6,866
   Net proceeds from public offering of common stock                                           22,647               --
                                                                                            ---------        ---------

              Net cash provided by financing activities                                        41,093            6,866
                                                                                            ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                     (155)              (4)
                                                                                            ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      21,090            4,976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 13,445           10,414
                                                                                            ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  34,535        $  15,390
                                                                                            =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
   Cash paid for income taxes                                                               $      --        $   1,817
                                                                                            =========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOW ACTIVITIES:
   Increase in additional paid-in capital and decrease in accrued income taxes related to the tax benefit on the exercises on
     stock options                                                                          $  26,145        $   2,185
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

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Forrester Research, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the periods ended September 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.

NOTE 2 -- NET INCOME PER COMMON SHARE

Basic net income per common share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options. Reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                        2000         1999         2000         1999
Basic weighted average common shares outstanding       21,407       18,005       20,750       17,753
Weighted average common equivalent shares               3,668        1,694        3,710        1,623
                                                       ------       ------       ------       ------

Diluted weighted average shares outstanding            25,075       19,699       24,460       19,376
                                                       ======       ======       ======       ======

As of September 30, 2000 and 1999, 35,500 and 1,251,000 stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 -- COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                        2000         1999         2000         1999
Unrealized gain (loss) on marketable securities,
   net of taxes                                        $  241       $  (52)      $  258       $ (329)
Cumulative translation adjustment                        (443)         (23)        (570)        (213)
                                                       ------       ------       ------       ------
Total other comprehensive income                       $ (202)      $  (75)      $ (312)      $ (542)
                                                       ======       ======       ======       ======

NOTE 4 -- CAPITALIZED SOFTWARE COSTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. The net book value of capitalized internal use software costs at September 30, 2000 and December 31, 1999 was $4.6 million and $3.4 million, respectively.

NOTE 5 -- NON-MARKETABLE INVESTMENTS

In July 2000, the Company invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), resulting in approximately a 1.2% ownership interest. comScore is a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of September 30, 2000, the Company has determined that a permanent impairment has not occurred.

In March 2000, the Company invested $1.0 million to purchase common shares of Doculabs, Inc. ("Doculabs"), an independent technology research firm, resulting in approximately a 3.9% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of September 30, 2000, the Company has determined that a permanent impairment has not occurred.

The Company also has an option to purchase an additional $2.0 million of Doculabs' common shares. The purchase price and the number of shares issuable upon exercise of the option may vary according to Doculabs' valuation as of December 31, 2000, as determined pursuant to the purchase documents.

In May 1999, the Company invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. ("Greenfield"), an Internet-based marketing research firm. In March 2000, the above holding company entered into a Note and Warrant Purchase Agreement with Greenfield. Pursuant to this agreement, the Company loaned the holding company $108,000 in exchange for a subordinated note, which accrued interest at 10% per annum and was payable June 30, 2000. In June 2000, the Company extended the term of the subordinated note and related accrued interest and loaned the holding company an additional $108,000 in exchange for another subordinated note which accrued interest at 10% per annum. On August 25, 2000, in connection with a subsequent round of financing, the notes were converted into Greenfield common stock. As a result of these events, the Company effectively owns approxmately a 2.6% ownership interest in Greenfield. In addition, the Company was issued warrants to purchase approximately 6,100 shares of Class A common stock of Greenfield at a price per share of $7.15. The warrants are immediately exercisable and expire on March 3, 2005.

This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of September 30, 2000, the Company has determined that a permanent impairment has not occurred.

NOTE 6 -- FORRESTER EMPLOYEE RETENTION FUND

In June 2000, the Company committed to invest approximately $20.0 million in two private equity investment funds. The Company intends to distribute a percentage of its investment gains earned and liquidated by the investment funds to certain key employees of the Company, which would result in the Company incurring compensation expense with respect to the bonuses to be paid to employees.

To date, the Company has contributed approximately $3.0 million to the investment funds, which is included in other assets on the accompanying consolidated balance sheet as of September 30, 2000. These investments are being accounted for using the cost method and, accordingly, are being valued at cost unless a permanent impairment in their value occurs or the investments are liquidated. As of September 30, 2000, the Company has determined that a permanent impairment has not occurred.

NOTE 7 -- MARKETING ALLIANCE

In April 2000, the Company entered into a one-year strategic marketing alliance with Information Resources, Inc. ("IRI"), a data provider to consumer packaged goods companies, to promote its Netquity(R) product offering. The alliance is intended to be an equal sharing of revenues and expenses. To date, the alliance has not had a significant impact on the results of operations of the Company.


NOTE 8 -- SEGMENT AND ENTERPRISE-WIDE REPORTING

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision- maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is the Executive Team, consisting of the executive officers. To date, the Company has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. Foreign assets represented approximately 4% and 2% of total consolidated assets as of September 30, 2000 and December 31, 1999, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (in thousands):

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                          2000            1999            2000            1999

United States                           $ 30,016        $ 17,078        $ 80,806        $ 46,834
United Kingdom                             2,853           1,269           8,911           3,236
Europe (excluding United Kingdom)          3,399           1,699           9,382           4,372
Canada                                     1,643             859           4,683           2,423
Other                                      2,226           1,076           5,451           2,716
                                        --------        --------        --------        --------

                                        $ 40,137        $ 21,981        $109,233        $ 59,581
                                        ========        ========        ========        ========


United States                                 75%             78%             74%             79%
United Kingdom                                 7               6               8               5
Europe (excluding United Kingdom)              8               7               9               7
Canada                                         4               4               4               4
Other                                          6               5               5               5
                                        --------        --------        --------        --------

                                             100%            100%            100%            100%
                                        --------        --------        --------        --------

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial position or results from operations.

In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation:(i) no adjustments would be made to the financial statements for periods before the effective date, and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation is not expected to have any effect on the accompanying financial statements.

NOTE 10 -- ACQUISITION OF FORIT, GmbH

On October 15, 2000, the Company acquired 100% of the outstanding shares of Forit, GmbH ("Forit") for $15.0 milliion in cash. Forit is a provider of technology research to companies primarily located in Germany, Switzerland, and Austria. The acquisition will be accounted for by the purchase method, and the purchase price will be allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the need to attract and retain professional staff, management of growth, variability of quarterly operating results, possible volatility of stock price, dependence on renewals of membership-based core research, dependence on key personnel, the ability to integrate acquisitions effectively, risks associated with anticipating market trends, new products and services, competition, and business and economic conditions. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and our Subsidiaries.

     We are a leading independent research firm that conducts research and analysis on the impact of the Internet and emerging technologies on business strategy, consumer behavior, and society. Our clients, which include senior management, business strategists, and marketing and technology professionals within large enterprises, use our prescriptive, actionable research to understand and capitalize on the Internet and emerging business models and technologies.

     We derive revenues from memberships to our core research and from our advisory services and Forum events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Core research revenues are recognized pro rata on a monthly basis over the term of the contract. Our advisory services clients purchase such services together with memberships to our core research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with the production and delivery of our products and services, and include the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the operations, technology, finance, and strategy groups and our other administrative functions.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 87% to $167.5 million at September 30, 2000, from $89.8 million at September 30, 1999. No single client accounted for more than 2% of agreement value at September 30, 2000. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 74% of our client companies with memberships expiring during the twelve-months ended September 30, 2000 renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                            2000        1999        2000        1999

Core research                                   80%         77%         77%         75%
Advisory services and other                     20          23          23          25
                                           -------     -------     -------     -------
Total revenues                                 100         100         100         100

Cost of services and fulfillment                28          31          29          33
Selling and marketing                           37          36          38          36
General and administrative                      12          11          12          11
Depreciation and amortization                    5           5           5           5
                                           -------     -------     -------     -------

Income from operations                          18          17          16          15
Other income, net                                6           4           5           4
                                           -------     -------     -------     -------

Income before income tax provision              24          21          21          19
Provision for income taxes                       9           8           8           7
                                           -------     -------     -------     -------

Net income                                      15%         13%         13%         12%
                                           =======     =======     =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     REVENUES. Total revenues increased 83% to $40.1 million in the three months ended September 30, 2000 from $22.0 million in the three months ended September 30, 1999. Revenues from core research increased 90% to $32.3 million in the three months ended September 30, 2000 from $17.0 million in the three months ended September 30, 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,283 at September 30, 2000, from 1,558 at September 30, 1999, an increase in the sales organization to 236 employees at September 30, 2000 from 144 employees at September 30, 1999, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the three months ended September 30, 2000.

     Advisory services and other revenues increased 59% to $7.9 million in the three months ended September 30, 2000 from $5.0 million in the three months ended September 30, 1999. This increase was primarily attributable to increased demand for the Partner and Strategy Review Programs, the increase in analyst staff providing advisory services to 180 at September 30, 2000 from 123 at September 30, 1999, and the increase in the number of events held to two in the quarter ended September 30, 2000 from one in the three months ended September 30, 1999.

     Revenues attributable to customers outside the United States increased 106% to $10.1 million in the three months ended September 30, 2000 from $4.9 million in the three months ended September 30, 1999, and increased as a percentage of total revenues to 25% for the three months ended September 30, 2000 from 22% for the three months ended September 30, 1999. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our UK Research Centre in London, England, and the increase in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. To date, the effect of changes in currency exchange rates has not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 28% in the three months ended September 30, 2000 from 31% in the three months ended September 30, 1999. These expenses increased 63% to $11.3 million in the three months ended September 30, 2000 from $6.9 million in the three months ended September 30, 1999. The decrease in expense as a percentage of revenues reflects the larger revenue base in the current year, proportionally lower costs related to hosting our events, as well as proportionally lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in the current period reflects increased analyst staffing and related compensation expense, as well as increased survey costs related to our Technographics(R) data research.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 37% in the three months ended September 30, 2000 from 36% in the three months ended September 30, 1999. These expenses increased 88% to $14.8 million in the three months ended September 30, 2000 from $7.9 million in the three months ended September 30, 1999. The increases in expenses and expense as a percentage of revenues were principally due to the addition of direct salespersons and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the three months ended September 30, 2000 from 11% in the three months ended September 30, 1999. These expenses increased 89% to $4.7 million in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999. The increase in expenses and expense as a percentage of revenues were principally due to increased staffing in our operations, finance, and technology groups and related compensation and recruiting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 104% to $2.0 million in the three months ended September 30, 2000, from $973,000 in the three months ended September 30, 1999. The increase in this expense was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 150% to $2.2 million in the three months ended September 30, 2000 from $864,000 in the three months ended September 30, 1999. The increase was due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations, proceeds of $22.6 million from our public offering of common stock in February 2000, and $18.4 million from proceeds of stock option exercises by employees and from our employee stock purchase plan during the nine months ended September 30, 2000.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 2000, we recorded a tax provision of $3.6 million, reflecting an effective tax rate of 37.5%. During the three months ended September 30, 1999, we recorded a tax provision of $1.8 million, reflecting an effective tax rate of 38.0%. The decrease in our effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     REVENUES. Total revenues increased 83% to $109.2 million in the nine months ended September 30, 2000 from $59.6 million in the nine months ended September 30, 1999. Revenues from core research increased 88% to $84.0 million in the nine months ended September 30, 2000 from $44.8 million in the nine months ended September 30, 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,283 at September 30, 2000 from 1,558 at September 30, 1999, an increase in the sales organization to 236 employees at September 30, 2000 from 144 employees at September 30, 1999, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the nine months ended September 30, 2000.

     Advisory services and other revenues increased 70% to $25.2 million in the nine months ended September 30, 2000 from $14.8 million in the nine months ended September 30, 1999. This increase was primarily attributable to increased demand for the Partners and Strategy Review Programs and Forrester Forum events, the increase in analyst staff providing advisory services to 180 at September 30, 2000 from 123 at September 30, 1999, and the increase in the number of events held to seven in the nine months ended September 30, 2000 from five in the nine months ended September 30, 1999.

     Revenues attributable to customers outside the United States increased 123% to $28.4 million in the nine months ended September 30, 2000 from $12.7 million in the nine months ended September 30, 1999. Revenues attributable to customers outside the United States increased to 26% for the nine months ended September 30, 2000 from 21% in the nine months ended September 30, 1999. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our UK Research Centre in London, England, and increase in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. To date, the effect of changes in currency exchange rates has not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 29% in the nine months ended September 30, 2000 from 33% in the nine months ended September 30, 1999. These expenses increased 62% to $32.3 million in the nine months ended September 30, 2000 from $19.9 million in the nine months ended September 30, 1999. The decrease in expense as a percentage of revenues reflects the larger revenue base in the current year, proportionally lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in the current period reflects increased analyst staffing and related compensation expense, as well as increased survey costs related to our Technographics(R) data research.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 38% in the nine months ended September 30, 2000 from 36% in the nine months ended September 30, 1999. These expenses increased 94% to $41.3 million in the nine months ended September 30, 2000 from $21.3 million in the nine months ended September 30, 1999. The increases in expenses and expense as a percentage of revenues were principally due to the addition of direct salespersons and related commission expense.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the nine months ended September 30, 2000 from 11% in the nine months ended September 30, 1999. These expenses increased 96% to $13.2 million in the nine months ended September 30, 2000 from $6.8 million in the nine months ended September 30, 1999. The increase in expenses and expense as a percentage of revenues were principally due to increased staffing in our operations, finance, and technology groups and related compensation and recruiting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 79% to $5.2 million in the nine months ended September 30, 2000 from

$2.9 million in the nine months ended September 30, 1999. The increase in this expense was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $5.6 million in the nine months ended September 30, 2000 from $2.6 million in the nine months ended September 30, 1999. The increase was due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations, proceeds of $22.6 million from our public offering of common stock in February 2000, and $18.4 million from proceeds of stock option exercises by employees and from our employee stock purchase plan during the nine months ended September 30, 2000.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2000, we recorded a tax provision of $8.6 million, reflecting an effective tax rate of 37.5%. During the nine months ended September 30, 1999, we recorded a tax provision of $4.3 million, reflecting an effective tax rate of 38.0%. The decrease in our effective tax rate resulted from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 80% of our revenues for the three months ended September 30, 2000, are annually renewable and are generally payable in advance. We generated $68.6 and $18.9 million in cash from operating activities during the nine-month periods ended September 30, 2000 and 1999, respectively.

     During the nine months ended September 30, 2000, we used $88.5 million of cash in investing activities, consisting of $12.9 million for purchases of property and equipment and $75.7 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During the nine months ended September 30, 2000, we generated $41.0 million from financing activities, consisting of $22.6 million of net proceeds from our public offering of common stock in February 2000, and $18.4 million in proceeds from exercises of employee stock options and proceeds from our employee stock purchase plan. As a result of the option exercises during the nine-month period ended September 30, 2000, we will receive a tax benefit in the form of a tax deduction that will offset approximately $26.1 million of our taxable income. This tax benefit is reflected as an increase in additional paid-in capital in the accompanying balance sheet as of September 30, 2000.

     As of September 30, 2000, we had cash and cash equivalents of $34.5 million and marketable securities of $155.9 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services, to open additional offices in and outside of the United States and to invest in our infrastructure over the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     In June 2000, we committed to invest approximately $20.0 million in two private equity investment funds. We intend to adopt a cash bonus plan to pay bonuses, after the return of our invested capital, from the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of such plan. The payment of such bonuses would result in Forrester incurring compensation expense with respect to the amounts so paid. To date, we have contributed approximately $3.0 million to the funds, which is included in other assets on the accompanying consolidated balance sheet as of September 30, 2000. These investments are being accounted for using the cost method and, accordingly, are being valued at cost unless a permanent impairment in their value occurs or the investments are liquidated. The timing and amount of future contributions are entirely within the discretion of the investment funds.

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

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and U.S. Treasury notes, with a weighted average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

     Principal amounts by expected maturity are as follows (in thousands except interest rates):

                                        FAIR VALUE AT                                                       FY 2003
                                          SEPTEMBER                                                           AND
                                            2000          FY 2000         FY 2001        FY 2002          THEREAFTER
Cash equivalents                        $  29,741         $ 29,741        $     --       $     --         $     --
Weighted average interest rate               6.09%            6.09%             --%            --%              --%

Investments                             $ 155,913         $ 32,246        $ 41,658       $ 44,642         $ 37,367
Weighted average interest rate               5.00%            4.47%           5.44%          5.37%            4.51%

Total portfolio                         $ 185,684         $ 61,987        $ 41,658       $ 44,642         $ 37,367
Weighted average interest rate               5.18%            5.27%           5.44%          5.37%            4.51%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 2000. We have not determined what impact, if any, the euro will have on foreign exchange exposure. We are prepared to attempt to hedge against fluctuations the euro will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2000, the assets and liabilities related to non-dollar-denominated currencies was approximately $12.1 million.

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

                             Forrester Research, Inc.


                             By:  /s/ George F. Colony
                                 -----------------------------------------------
                             George F. Colony
                             Chairman of the Board and Chief Executive Officer

                             Date:  November 14, 2000


                             By:  /s/ Susan Whirty Maffei
                                 -----------------------------------------------
                             Susan Whirty Maffei
                             Chief Financial Officer, Vice President, Operations (principal financial and accounting officer)

                             Date: November 14, 2000