Form 10-K405
period 2000-12-31
FORRESTER RESEARCH INC
filed 2001-04-02
CIK 1023313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISSION FILE NUMBER: 000-21433
                            -----------------------------

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


                              TITLE OF EACH CLASS
                              -------------------

                          Common Stock, $.01 par value


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $582,427,310.

     As of March 23, 2001, 22,238,538 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 2000 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. See the section below entitled "Risks and Uncertainties." We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. is a leading independent emerging technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with a comprehensive and integrated perspective on technology and business, which we call the Whole View(TM) of eBusiness. Our Whole View approach helps companies evolve their business models and infrastructure to embrace broader on-line markets and to scale their operations. We help our clients develop e-business strategies that use emerging technologies to win customers, identify new markets, and gain competitive operational advantages. Forrester's products and services primarily benefit the senior management, business strategists, and marketing and technology professionals at Global 3,500 companies who use our prescriptive, actionable research to understand and capitalize on emerging business models and technologies.

     In addition to analyzing emerging technologies, we also use these technologies as an integral part of our business. We have developed a technology platform that we call Forrester eResearch(R) which allows us to conduct, design, sell, and deliver our research over the Internet in a format specifically developed to maximize its impact and effectiveness. Our Forrester eResearch platform enhances our research data and content quality and provides our clients with instant access to our research, on-line tools and presentations, and interactive services.

     We offer our clients annual memberships which provide access to our research on specific business issues and technology topics. These issues and topics include the impact that the application of emerging technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. We also provide advisory services to clients that explore in greater detail the issues and topics covered by our research. We host Forum and Summit events, conferences devoted to critical business and technology issues, which bring our clients and major technology and business leaders together to discuss the impact of technology change on business. Additionally, we offer our clients Assessment Tools that consist of data-oriented, interactive research designed to provide objective guidance to assist client decision-makers with technology and strategy issues.

     The Company was incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996.

INDUSTRY BACKGROUND

     Emerging technologies continue to rapidly transform businesses. The rise of both new business models and consumers who are empowered by emerging technologies requires companies to adapt their pricing, distribution, sales channels, and supply chains to remain competitive. Decisions about how to develop e-commerce strategies, how to leverage new media for advertising and marketing, and how to capitalize on e-business technologies have become increasingly complex, requiring participation from corporate leaders, line-of-business managers, marketing executives, and technology professionals. Together, these individuals must work to reduce and even eliminate the traditional separations between marketing, business strategy, and technology to reach new markets, gain competitive advantage, and develop high customer service and loyalty levels. Developing a comprehensive and coordinated e-business strategy is difficult because as technology change accelerates, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

     Consequently, demand is growing for external sources of expertise that provide independent business advice spanning a variety of areas including eBusiness technologies, eCommerce, and consumer behavior. We believe there is a need for objective research which is thematic, prescriptive, and actionable and which provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     We believe that our business and technology expertise enables us to offer our clients the best available research on emerging business models and technologies. Our solution provides our clients with:

          THE WHOLE VIEW OF EBUSINESS. We provide our clients with a comprehensive and integrated perspective on emerging technologies and business, which we call the Whole View of eBusiness. Our approach helps guide our clients in the evolution of their business models and infrastructure. We deliver the Whole View through our Forrester eResearch Reports and Briefs, Technographics Data & Analysis, advisory services, Assessment Tools, and Forum and Summit events.

          TOOLS TO DEVELOP EBUSINESS STRATEGIES. Our research and advisory services analyze technology and its relation to, and impact on, evolving markets and business issues. This enables our clients to:

        - assess potential new markets, competitors, products, and services;

        - anticipate technology-driven business model shifts;

        - understand how technology can improve business processes;

        - educate and inform strategic decision-makers in their organizations;
          and

        - capitalize on emerging technologies.

          EXPERTISE ON EMERGING TECHNOLOGIES. We started our business in 1983 and have a long history of and extensive experience in identifying emerging technology trends and providing research and actionable advice on the impact of technology on business. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences and symposiums, and are frequently quoted in the press and other publications. They enjoy direct access to the leaders and decision-makers within large enterprises and technology vendors. We provide our research analysts with rigorous training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, actionable insight and research to achieve our key values.

          INTERNET-BASED, ACTIONABLE ERESEARCH AND ASSESSMENT TOOLS THAT ACCELERATE DECISION-MAKING. Our eResearch platform, specifically developed for electronic distribution and use over the Internet, increases the relevancy, timeliness, and usefulness of our research and Assessment Tools. We distill the abundance of information, developments, and data into concise and easy-to-read formats to facilitate rapid decision-making. Our web site offers advanced personalization features, custom research options, downloadable data and graphics, and intuitive navigation and search features which provide clients with the access and flexibility to accelerate deployment of our ideas and analysis.

          TIMELY INSIGHTS INTO CHANGING BUSINESS AND CONSUMER BEHAVIOR. Our Technographics(R) Data & Analysis research provides primary data, quantitative research, and prescriptive advice to help our clients understand business and consumer attitudes, abilities, and motivations regarding emerging technologies. Our clients use our Technographics research to assess specific behavior, identify emerging trends, and adapt their business strategies accordingly.

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading emerging technology research firm and to capitalize on the growing demand for our research by:

          IDENTIFYING AND DEFINING NEW BUSINESS MODELS, TECHNOLOGIES, AND MARKETS. We seek to position ourselves ahead of other research firms by delivering strategic research and analysis on the impact of emerging technologies on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of emerging technologies before these changes appear on the horizons of most users, vendors, and other research firms. Our early identification of these shifts enables us to offer research and introduce new products and services that help our clients capitalize on emerging business models and technologies.

          LEVERAGING ERESEARCH. Our focus on sales of research that is produced for and delivered on the Internet allows us to provide value to our clients and increase our revenues. Our business model, eResearch technology platform, and research methodology allow us to increase sales of existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use emerging technologies to both increase sales of our research and introduce innovative products.

          EXPANDING MULTIPLE SALES CHANNELS. We plan to continue to both expand our direct sales force and to develop new methods to sell directly from our web site and through new on-line affiliates and intermediaries. We sell our products and services through our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, San Francisco, and Toronto, and our sales offices in Atlanta, Austin, Chicago, Los Angeles, Melbourne, New York, Sydney, Tokyo, and Zurich. Our direct sales force increased 75% from 153 on December 31, 1999 to 267 on December 31, 2000. As we continue to expand our direct sales force we seek to increase the average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management and shorten our sales cycle through marketing initiatives. We continue to use our Forrester Baseline Research and the Baseline Affiliates Program to sell our research to the emerging market for technology entrepreneurs through our web site and other affiliate web sites.

          GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING CLIENTS. We believe that our products and services can continue to be marketed and sold to new client companies worldwide and to new organizations within existing client companies. We believe that within our client base of 2,378 client companies as of December 31, 2000 there is opportunity to sell additional products and services. In addition, we intend to continue expanding our international presence as the growing use of emerging technologies and the need for eBusiness strategies create demand for external sources of objective, actionable research.

          ATTRACTING AND RETAINING OUTSTANDING RESEARCH PROFESSIONALS. The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. Through our on-going recruiting efforts, we seek to hire outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes excellence, cooperation, and creativity and fosters a dedication to quality research, helps us to attract and retain high-caliber research professionals. We provide a competitive compensation structure and recognition and rewards for excellent individual and team performance.

          OPTIMIZING THE USE OF NEW TECHNOLOGY. Our eResearch technology platform allows us to conduct, design, sell, and deliver our research over the Internet. Through this platform we can:

        - create research tools that allow us to perform and clients to use research on the Internet;

        - create Internet-based products that we sell on-line;

        - conduct direct marketing campaigns;

        - improve fulfillment of sales leads; and

        - accelerate the production of our research.

     We intend to continue to use emerging technologies to improve the reach and quality of our research.

PRODUCTS AND SERVICES

     We offer annually renewable memberships which provide our clients access to the following core research offerings:

        - STRATEGY RESEARCH. Our Strategy Research analyzes the issues that emerge as companies transform to eBusiness and provides clients with insights into the overall eBusiness economy. We also address the challenges presented by specific industries, technologies, and geographic regions. Strategy Research includes access to Forrester's Research Inquiry Desk, a call center comprised of members of Forrester's research staff who are dedicated to providing additional information about our research, methodologies, coverage areas, and sources.

        - TECHNOGRAPHICS DATA & ANALYSIS. Consumer Technographics delivers both primary data and quantitative research based on surveys of approximately 205,000 North American households and 200,000 European households, analyzed and categorized into relevant market segments, to help organizations capitalize on changing consumer behavior. Business Technographics is a quantitative research program that provides comprehensive, in-depth assessments of businesses' motivations in choosing certain technologies and vendors over others.

        - ASSESSMENT TOOLS. Assessment Tools consist of data-oriented, interactive research that provides client decision-makers with both Internet-based tools and prescriptive research addressing such issues as emerging technology selection or the formulation of eBusiness strategy.

     In addition, we offer the following services:

        - ADVISORY SERVICES. Advisory Services provide our clients with a proactive relationship with our analysts to develop strategies for specific corporate goals.

        - FORUM AND SUMMIT EVENTS. Events consist of one or two-day conferences devoted to leading technology issues that provide an opportunity for senior executives to interact with major technology and business leaders.

     We work with each client to design a portfolio of relevant core research, advisory services, and Forum and Summit seats to address its specific business objectives.

CORE RESEARCH

     Our Strategy Research, Technographics Data & Analysis, and Assessment Tools focus on research relevant to specific business issues and topics. Below are the research offerings available in each category:

     STRATEGY RESEARCH

     Strategy Research consists of Market Focus and Core Skills packages available in four general coverage areas: Industry Research, Technology Research, European Research, and Country-Specific Research. Clients that purchase access to any of these Strategy Research coverage areas receive a combination of the following:

        - Forrester Reports that deliver a concise, forward-looking analysis of a significant technology topic;

        - Forrester Briefs that offer succinct, timely examinations of current industry developments written as events demand; and

        - access to Forrester's Research Inquiry Desk.

     Strategy Research Reports and Briefs are available in Market Focus and Core Skills packages. Market Focuses are collections of approximately twelve (12) Reports and twenty-four (24) Briefs that concentrate on a particular industry or technology. Each Market Focus fully examines new market trends, evolving business models, and emerging technologies in the particular area of interest. Core Skills are collections of approximately six (6) Reports and six (6) Briefs that address critical operational issues presented by the transformation to eBusiness.

     The following table lists the specific Market Focus and Core Skills packages available within the four Strategy Research coverage areas:

                        INDUSTRY STRATEGY     TECHNOLOGY STRATEGY          EUROPEAN STRATEGY             COUNTRY-SPECIFIC
                            RESEARCH                RESEARCH                   RESEARCH                 STRATEGY RESEARCH
                        -----------------     -------------------          -----------------            -----------------
MARKET FOCUSES.......  - Automotive         - Applications &          - B2B Europe                 - Canada
                       - B2B                  Services                - Financial Services Europe  - B2C Germany
                       - Consumer Packaged  - Infrastructure          - Media Europe               - Financial Services Germany
                       Goods                - Site Technology         - Mobile Commerce Europe     - Financial Services UK
                       - Financial                                    - Retail Europe              - Media UK
                       Services                                       - Telecom Europe             - Retail UK
                       - Healthcare
                       - Media
                       - Retail
                       - Telecom

CORE SKILLS..........  - Customer Service   - Customer Service        - eCommerce Europe           - eCommerce UK
                       - Digital Marketing  - Digital Marketing
                       - Internet Economy   - Internet Economy
                       - Net Policy &       - Net Policy &
                         Regulation           Regulation
                       - Organization &     - Organization & Skills
                         Skills             - Web Design
                       - Web Design

     Clients may also purchase Baseline Research which consists of concise packages of research sold directly on our web site and through a network of affiliated web sites. This research offers small business executives, independent consultants, and developers access to a limited group of research reports focused on a particular topic.

     TECHNOGRAPHICS DATA & ANALYSIS

     Forrester's Technographics Data & Analysis covers both Consumer and Business attitudes and behavior. Technographics clients receive a combination of:

        - Forrester Reports, Briefs, and data overviews;

        - access to a dedicated staff to help apply the quantitative data to specific client projects through customized data cuts; and

        - access to a network of leading market research, media measurement, and direct marketing organizations.

     Technographics Data & Analysis are available in European and North American Market Focus and Benchmark packages. A Technographics Market Focus is a collection of quarterly Reports, monthly Briefs, and semi-annual data overviews concentrating on a particular industry, technology, or targeted consumer theme. Technographics Benchmarks are large-scale, quantitative presentations of data that survey and segment consumer and business relationships with technology. Measurements are based on continuous, large-scale surveys in North America and Europe. The table below outlines the specific offerings available in
Technographics:

                                                                     NORTH AMERICA               EUROPE
                                                                     -------------               ------
MARKET FOCUSES..............................................    - Affluent                  - France
                                                                - Consumer Technology       - Germany
                                                                - Personal Finance          - UK
                                                                - Retail & Media
                                                                - Travel
                                                                - Young Consumers

BENCHMARK...................................................    - North America             - Pan-Europe
                                                                - Business North America    - Northern Europe
                                                                                            - Southern Europe

     ASSESSMENT TOOLS

     Our Assessment Tools provide data-oriented, objective research designed to assist client decision-makers addressing a range of issues from emerging technology selection to the formulation of eBusiness strategy. Assessment Tools are designed to work interactively with each client, so that clients may tailor research results to their specific eBusiness needs.

     We currently offer the following Assessment Tools:

        - EBUSINESS TECHRANKINGS(TM). eBusiness TechRankings products consist of customizable, interactive research databases and Web tools that rank emerging technologies on the basis of laboratory testing and measurement of characteristics weighted by Forrester. eBusiness TechRankings research synthesizes a rigorous combination of product evaluation results, market analysis, and user interviews to provide detailed, objective guidance to clients as they select and implement emerging technology products and services. Current coverage areas include: Application Servers, Commerce Platforms, Content Management Systems, Customer Service Applications, and Integration Servers.

        - INTERNET ADWATCH(TM). Internet Adwatch is an interactive tracking tool that enables European advertisers and publishers to monitor on-line advertising campaigns and spending in France, Germany, and the UK. The tool records advertising on hundreds of web sites. We combine this data with advertising rates, traffic information, and submissions from the sites to estimate advertising spending levels.

        - POWERRANKINGS(TM). PowerRankings are on-line rankings of business and consumer web sites. We create our PowerRankings using on-line consumer surveys and expert analysis. PowerRankings provide objective research to help consumers choose leading Internet sites in different industries such as brokerage, toys, and apparel, and provide e-commerce vendors with an independent assessment of their efforts in the market.

        - UK INTERNET USER MONITOR(TM). UK Internet User Monitor is an on-line survey of Internet users collected by placing "pop-up" questionnaires on major commercial web sites in the United Kingdom. The data is then cross-referenced with face-to-face consumer interviews to provide data on web users' attitudes and behaviors. In 2000, the Internet User Monitor surveyed approximately 100,000 users on-line.

ADVISORY SERVICES

     Our advisory services provide a number of ways for our clients to interact directly with our analysts. These services leverage our research expertise to address clients' long-term planning issues and align our research and insight with clients' specific goals. Our advisory service programs include:

        - Partners Program

        - eBusiness Review Program

        - Web Site Review Program

        - Strategy Workshops

        - Speeches

        - Research Inquiry Desk

     In addition to receiving written research, clients purchasing a membership to a Partners Program or an eBusiness Review Program engage in regular, structured interactions with our analysts. These interactions may include advisory days which consist of full-day interactions with one or more of our analysts, advisory calls which consist of phone conversations with our analysts, and workshops which allow clients to meet with both peer executives and Forrester analysts. These clients also are assigned a navigator -- a proactive research liaison who maintains an understanding of the client's business objectives and facilitates productive analyst interaction with the client.

     Clients who join the Web Site Review Program receive targeted, action-oriented assessments of their corporate web site and its role in their company's on-line strategies. Our Strategy Workshops are full-day presentations and interactive exercises that focus on particular business and technology issues. Recent workshops have included: Building Internet Customer Service, Making Deals with Portals, The Future of Interactive Media, and Business Trade and the Impact of New Channel Relationships.

     All of our clients also have access to our Research Inquiry Desk, a call center comprised of members of Forrester's research staff who are dedicated to providing additional information about our research, methodologies, coverage areas, and sources.

FORUM AND SUMMIT EVENTS

     We also host Forum and Summit events in various locations throughout the year. Forums and Summits bring together senior executives for one- or two-day conferences to network with their peers and hear leaders from the technology industry and other business sectors discuss the impact of technology change on business.

PRICING AND CONTRACT SIZE

     The prices for contracts that include core research only are a function of the number of research packages purchased and the number of research recipients within the client organization. The average contract for annual memberships for core research only at December 31, 2000 was approximately $51,900, an increase of 24% from $41,700 at December 31, 1999. The prices for contracts that include research and advisory services are also a function of the number of research packages purchased, the number of research recipients within the client organization, and the amount and type of advisory services. All memberships to our advisory services include research. The average contract for an annual membership for our level one Partners Program at December 31, 2000 was approximately $159,000, an increase of 7% from $148,800 at December 31, 1999. The average contract for an annual membership for our level two Partners Program at December 31, 1999 was approximately $73,000, an increase of 18% from $61,700 at December 31, 1999.

     We believe that the agreement value of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all core research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Agreement value grew 62% to $187.8 million at December 31, 2000 from $115.8 million at December 31, 1999.

RESEARCH ANALYSTS AND METHODOLOGY

     We employ a structured methodology in our research which enables us to identify and analyze emerging technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. Our research provides consistent research themes and comprehensive coverage of business and emerging technology issues across our coverage areas.

     Our research process subjects initial ideas to research, analysis, and rigorous validation, and produces conclusions, predictions, and recommendations. In our Strategy Research, we use the following primary research methods:

        - confidential interviews with early adopters of new technology, technology vendors, and users and consumers;

        - regular briefings with vendors to review current positions and future directions; and

        - input from clients and third parties gathered during advisory sessions.

     In the Technographics Data & Analysis coverage area, we combine our qualitative research methodology with traditional survey research methodologies such as correlations, frequencies, cross-tabulations, and multi-variant statistics to produce research reports, quantitative survey data, and data insights. We use third-party data vendors for data collection and tabulation.

     For our eBusiness TechRankings product, we combine in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this user-oriented research and strategic analysis to determine the weighting of each attribute and create interactive scorecards, databases, and reports.

     All of our research begins with discussion sessions with analysts where they generate ideas for research. Analysts test ideas throughout the research report process at informal and weekly research meetings. Our reports are consistent in format and we require our analysts to write research reports in a structure that combines graphics and easy-to-read text to deliver concise, decisive, and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report. An analyst who has not been involved in the creation of a particular report reviews the report to ensure quality, clarity, and readability. All research is reviewed and graded by senior research management.

SALES AND MARKETING

     We sell our products and services through our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, San Francisco, and Toronto, and our sales offices in Atlanta, Austin, Chicago, Los Angeles, Melbourne, New York, Sydney, Tokyo, and Zurich. We have made a substantial investment in our direct sales force to better serve clients and address additional markets. We employed 267 sales representatives as of December 31, 2000, an increase of 75% from 153 as of December 31, 1999. Our direct sales force consists of:

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

     We also sell our research products directly on-line through our web site and through a network of affiliate web sites that are authorized to sell limited portions of our research on-line. In addition, we use ten local independent sales representatives to market and sell our products and services internationally in Argentina, Brazil, Hong Kong, Italy, Korea, Mexico, Portugal, South Africa, Turkey and the United Arab Emirates.

     Our marketing efforts are designed to increase awareness of the Forrester brand and further our reputation as a leader in emerging technology research. We actively promote brand awareness through our web site, Forum and Summit events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

     As of December 31, 2000, our research was delivered to 2,378 client companies. No single client company accounted for over 2% of our revenues for the year ended December 31, 2000.

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

        - customer service; and

        - price.

     We believe that we compete favorably with respect to each of these factors. We believe that our early focus on eBusiness strategies and emerging technologies is a significant competitive advantage. Additionally, we believe that our advanced eResearch technology platform, our Whole View research approach, and easy-to-read research format distinguish us from our competitors.

     We compete in the market for research on and about emerging technologies. Our principal direct competitors include other independent providers of similar services as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 2000, we employed a total of 707 persons, including 207 research staff and 267 sales representatives.

     Our culture emphasizes certain key values -- client service, quality, and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote individuals who foster these values. Each new employee that we hire undergoes a week-long training process. This training includes workshops and presentations by our executives which focus on our corporate goals and provide individuals with the skills necessary to achieve our key values.

     All members of our research staff participate in our incentive compensation bonus plan. Their performance is measured against individual and team goals to determine an eligible bonus that is funded by Forrester's overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality core research and advisory services support to clients. In addition, analysts, research directors, and research management are eligible to receive equity awards under our incentive stock option plan.

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

RISKS AND UNCERTAINTIES

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. We undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Risks and uncertainties that could cause Forrester's actual future activities and results of operations to be materially different from those set forth in forward-looking statements made by Forrester include:

     - THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF. Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional qualified people from a limited pool of qualified candidates. We experience intense competition in hiring and retaining professionals from developers of Internet and emerging technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of whom have substantially greater ability, either through cash or equity, to attract and compensate qualified people. If we lose professionals or are unable to attract new talent to Forrester, we will not be able to maintain our position in the market or grow our business.

     - THE ABILITY TO MANAGE OUR GROWTH EFFECTIVELY. Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 80% to $157.1 million in the year ended December 31, 2000 from $87.3 million in the year ended December 31, 1999. Our ability to effectively manage growth will require us to continue to develop and improve our operational, financial, electronic research collection and distribution, technology and other internal systems. We must also continue to expand our business development capabilities and continue to train, motivate and manage our employees. If we are unable to effectively manage our growth, it would have an adverse effect on the quality of our products and services, our ability to retain key personnel and to grow revenue and could increase our operating expenses.

     - FLUCTUATIONS IN OUR OPERATING RESULTS. Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. The factors include, but are not limited to:

        - the timing and size of new and renewal memberships for our research from clients;

        - the timing of revenue-generating Forum and Summit events sponsored by us;

        - the utilization of our advisory services by our clients;

        - the introduction and marketing of new products and services by us and our competitors;

        - the hiring and training of new analysts and sales personnel;

        - changes in demand for our research; and

        - general economic conditions

        As a result, our operating results in future quarters may be below the expectations of securities analysts and investors which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices or strategic alliances by us or our technologies services industry, may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

     - A DECLINE IN RENEWALS FOR OUR MEMBERSHIP-BASED RESEARCH SERVICES. Our success depends in large part upon renewals of memberships for our research products. Approximately 74% of our client companies with memberships expiring during the years ended December 31, 2000 and 1999, renewed one or more memberships for our products and services. A significant decline in renewal rates for our research products could have an adverse effect on our revenues.

     - LOSS OF KEY MANAGEMENT. Our future success will depend in large part upon the continued services of a number of our key management employees. The loss of any one of them, in particular George F. Colony, our founder and Chairman and Chief Executive Officer, could adversely affect our business.

     - FAILURE TO ANTICIPATE AND RESPOND TO MARKET TRENDS. Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research to meet the changing information needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

     - ABILITY TO DEVELOP AND OFFER NEW PRODUCTS AND SERVICES. Our future success will depend in part on our ability to offer new products and services. These new products and services must successfully gain market acceptance by addressing specific industry and business organization sectors, anticipating and identifying changes in client requirements and changes in the technology industry. The process of internally researching, developing, launching and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is risky and costly. We may not be able to introduce new, or assimilate acquired, products or services successfully. Our failure to do so would adversely affect our ability to maintain a competitive position in our market and continue to grow our business.

     - COMPETITION. We compete in the market for research products and services with other independent providers of similar services. We may also face increased competition from Internet-based research firms. Some of our competitors have substantially greater financial, information-gathering and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms and general business consulting firms. Our indirect competitors may choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market and new competitors could readily seek to compete against us in one or more market segments addressed by our products and services. Increased competition could adversely affect our operating results through pricing pressure and loss of market share.

     This list of uncertainties and risks is not exhaustive. Certain factors that could affect Forrester's actual future activities and results and cause actual results to differ materially from those contained in forward-looking statements made by Forrester include, but are not limited to, those discussed above as well as those discussed in other reports filed by Forrester with the Securities and Exchange Commission.

EXECUTIVE OFFICERS

        The following table sets forth information about our directors and executive officers as of March 23, 2001.

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
George F. Colony.......................  47    Chairman of the Board and Chief Executive
                                               Officer
William M. Bluestein, Ph.D.............  43    Director, President, and Chief Operating
                                               Officer
Richard C. Belanger....................  36    Chief Technology Officer
Joel Blenner...........................  57    Vice President, Sales
Stanley Dolberg........................  51    Vice President, Research
Emily Nagle Green......................  43    Managing Director, Forrester Research B.V.
Susan Whirty Maffei, Esq...............  43    Chief Financial Officer, Vice President,
                                               Operations and General Counsel
Mary A. Modahl.........................  37    Vice President, Marketing
Timothy M. Riley.......................  48    Vice President, Strategic Growth
Henk W. Broeders.......................  48    Director
Robert M. Galford......................  47    Director
George R. Hornig.......................  46    Director
Michael H. Welles......................  46    Director

     George F. Colony, Forrester's founder, has served as Chairman and Chief Executive Officer since its inception in July 1983.

     William M. Bluestein, Ph.D., became a Director and the President and Chief Operating Officer of the Company in March, 2000. Mr. Bluestein previously was our Vice President, Corporate Strategy and Development from 1997 to 2000, Forrester's Group Director, New Media Research from 1995 to 1997,

Director and Senior Analyst with Forrester's People & Technology Strategies from 1994 to 1995 and Director and Senior Analyst with Forrester's Computing Strategies from 1990 to 1993.

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

     Joel Blenner became Forrester's Vice President, Sales in April 1999. Prior to joining Forrester, Mr. Blenner was Vice President of Sales at MicroTouch Systems, a supplier of touch and pen sensitive input screens, from 1996 to 1999, and Vice President of North American Sales at Corporate Software, a reseller of software and services for personal computers, from 1989 to 1992.

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

     Susan Whirty Maffei, Esq. is currently Chief Financial Officer, Vice President, Operations, and General Counsel. Ms. Maffei has served as Forrester's Chief Financial Officer since May 1998. She was previously Vice President, Operations and General Counsel from 1997 to 1998, and Director, Operations and General Counsel from 1993 to 1997.

     Mary A. Modahl currently serves as Vice President, Marketing. She was previously Vice President, Research from 1998 to 2000, Vice President, New Media Research from 1997 to 1998, Group Director, New Media Research, from 1995 to 1997, Director and Senior Analyst with Forrester's People & Technology Strategies from 1994 to 1995 and Senior Analyst with Forrester's Computing Strategies from 1993 to 1994.

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

     Henk W. Broeders became a director of Forrester in May 1998. Mr. Broeders is currently Chairman of the Executive Board of Cap Gemini N.V., a management consulting firm located in the Netherlands. From 1992 to 1998, Mr. Broeders was General Manager of IQUIP Informatica B.V., a software company in the Netherlands.

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

     Michael H. Welles became a director of Forrester in November 1996. Mr. Welles has been Vice President and General Manager of the Enterprise Solutions Business Unit at NMS Communications, an infrastructure supplier to the telecom industry, since July 2000. He previously served as Vice President of News Operations and Engineering for Individual.com, NewsEdge Corporation, and Individual, Inc. from May 1997 to June 2000, and before that served as a product unit General Manager at Lotus Development Corporation from 1991 to 1997.

ITEM 2.  PROPERTIES

     Our headquarters are located in approximately 147,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, technology, and operations personnel. The initial lease term of this facility expires in January 2006. We have the option to extend this lease for up to two additional terms of 5 years each.

     We also have leased office space for our research centers in Amsterdam, Frankfurt, London, San Francisco, and Toronto, and for our sales offices in Atlanta, Austin, Chicago, Los Angeles, Melbourne, New York, Sydney, Tokyo, and Zurich.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "FORR". All share and per share amounts contained herein give effect to our two-for-one stock split effected on February 7, 2000. On March 23, 2001, the closing price of the Company's common stock was $26.19.

     As of March 23, 2001 there were approximately 55 stockholders of record of the Company's common stock.

     The following table represents the ranges of high and low sale prices of the Company's common stock for the fiscal years ended December 31, 1999 and 2000:

                                      1999                        2000
                              --------------------        --------------------
                               HIGH          LOW           HIGH          LOW
                               ----          ---           ----          ---
First Quarter...............  $24.44        $14.63        $65.13        $22.84
Second Quarter..............  $19.25        $10.94        $81.50        $31.00
Third Quarter...............  $20.50        $10.50        $73.25        $43.38
Fourth Quarter..............  $36.44        $19.00        $62.88        $35.06

     The Company did not declare or pay any dividends during the fiscal years ended December 31, 1999 and 2000. The Company anticipates that future earnings, if any, will be retained for the development of its business, and the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated financial statements of the Company and should be read in connection with those statements which are included herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                               1996      1997      1998      1999       2000
                                                              -------   -------   -------   -------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:

Revenues:
Core research...............................................  $18,206   $30,431   $46,842   $64,697   $120,477
Advisory services and other.................................    6,757     9,990    14,725    22,571     36,670
                                                              -------   -------   -------   -------   --------
Total revenues..............................................   24,963    40,421    61,567    87,268    157,147
                                                              -------   -------   -------   -------   --------
Operating expenses:
Cost of services and fulfillment............................    8,762    13,698    22,038    27,715     45,470
Selling and marketing.......................................    8,992    14,248    20,896    31,131     57,957
General and administrative..................................    2,509     4,500     6,688     9,865     18,632
Depreciation and amortization...............................      618     1,209     2,763     4,003      7,944
Costs related to acquisition................................       --        --        --       694         --
                                                              -------   -------   -------   -------   --------
Total operating expenses....................................   20,881    33,655    52,385    73,408    130,003
                                                              -------   -------   -------   -------   --------
Income from operations......................................    4,082     6,766     9,182    13,860     27,144
Other income, net...........................................      634     2,515     2,957     3,710      6,893
                                                              -------   -------   -------   -------   --------
    Income before income tax provision......................    4,716     9,281    12,139    17,570     34,037
Income tax provision........................................      712     3,683     4,592     6,589     12,423
                                                              -------   -------   -------   -------   --------
    Net income..............................................    4,004   $ 5,598   $ 7,547   $10,981   $ 21,614
                                                                        =======   =======   =======   ========
Pro forma income tax adjustment.............................    1,198
                                                              -------
    Pro forma net income....................................  $ 2,806
                                                              =======
Basic net income per common share...........................  $  0.32   $  0.34   $  0.44   $  0.61   $   1.03
                                                              =======   =======   =======   =======   ========
Diluted net income per common share.........................  $  0.31   $  0.32   $  0.40   $  0.55   $   0.88
                                                              =======   =======   =======   =======   ========
Basic pro forma net income per common share.................  $  0.23
                                                              =======
Diluted pro forma net income per common share...............  $  0.22
                                                              =======
Basic weighted average common shares outstanding............   12,384    16,679    17,041    18,028     20,989
                                                              =======   =======   =======   =======   ========
Diluted weighted average common shares outstanding..........   12,852    17,703    18,744    20,067     24,526
                                                              =======   =======   =======   =======   ========

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities...........  $44,640   $54,914   $ 66,483   $ 98,787   $174,739
Working capital.............................................  $31,291   $36,016   $ 45,720   $ 65,366   $115,547
Deferred revenue............................................  $17,816   $27,074   $ 38,894   $ 66,233   $102,527
Total assets................................................  $56,782   $73,536   $100,518   $159,393   $303,803
Total stockholders' equity..................................  $33,762   $40,505   $ 53,533   $ 78,805   $176,928

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading independent technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. Our clients, which include senior management, business strategists, and marketing and technology professionals within large enterprises, use our prescriptive, actionable research to understand and capitalize on emerging business models and technologies.

     We derive revenues from memberships to our core research and from our advisory services and Forum and Summit events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Research revenues are recognized ratably on a monthly basis over the term of the contract. Our advisory services clients purchase such services together with memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum and Summit billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represent the costs associated with the production and delivery of our products and services, and include the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 62% to $187.8 million at December 31, 2000 from $115.8 million at December 31, 1999. No single client accounted for more than 2% of agreement value at December 31, 2000. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 74% of our client companies with memberships expiring during the years ended December 31, 2000 and 1999, renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                      1998          1999          2000
                                                      ----          ----          ----
Core research.......................................   76%           74%           77%
Advisory services and other.........................   24            26            23
                                                      ---           ---           ---
Total revenues......................................  100           100           100

Cost of services and fulfillment....................   36            32            29
Selling and marketing...............................   34            36            37
General and administrative..........................   11            11            12
Depreciation and amortization.......................    4             4             5
Costs related to acquisition........................   --             1            --
                                                      ---           ---           ---
Income from operations..............................   15            16            17
Other income, net...................................    5             4             5
                                                      ---           ---           ---
Income before income tax provision..................   20            20            22
Provision for income taxes..........................    8             7             8
                                                      ---           ---           ---
Net income..........................................   12%           13%           14%
                                                      ===           ===           ===

YEARS ENDED DECEMBER 31, 2000 AND 1999

     REVENUES. Total revenues increased 80% to $157.1 million in the year ended December 31, 2000 from $87.3 million in the year ended December 31, 1999. Revenues from core research increased 86% to $120.5 million in the year ended December 31, 2000 from $64.7 million in the year ended December 31, 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,378 at December 31, 2000 from 1,793 at December 31, 1999, an increase in the sales organization to 267 employees at December 31, 2000 from 153 employees at December 31, 1999, and sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues for the year ended December 31, 2000.

     Advisory services and other revenues increased 62% to $36.7 million in the year ended December 31, 2000 from $22.6 million in the year ended December 31, 1999. This increase was primarily attributable to increased demand for our advisory services programs, the increase in research staff providing advisory services to 207 employees at December 31, 2000 from 125 at December 31, 1999, and the increase in the number of events held to eleven in the year ended December 31, 2000 from eight in the year ended December 31, 1999.

     Revenues attributable to customers outside the United States increased 108% to $41.1 million in the year ended December 31, 2000 from $19.8 million in the year ended December 31, 1999. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 26% for the year ended December 31, 2000 from 22% for the year ended December 31, 1999. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, Netherlands and our UK Research Centre in London, England, the increase in sales personnel at each location, and our acquisition of FORIT, GmbH in Frankfurt, Germany on October 9, 2000. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. To date, the effect of changes in currency exchange rate have not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Costs of services and fulfillment decreased as a percentage of total revenues to 29% in the year ended December 31, 2000 from 32% in the year ended December 31, 1999. These expenses increased 64% to $45.5 million in the year ended December 31, 2000 from $27.7 million in the year ended December 31, 1999. The decrease in expenses as a percentage of revenues reflects a larger revenue base in 2000, proportionally lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in 2000 reflects an increase in research analyst staffing and related compensation expenses, increased survey costs related to our Technographics(R) and TechRankings(R) offerings, and increased expenditures related to the increase in the number of events hosted during the year.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 37% in the year ended December 31, 2000 from 36% in the year ended December 31, 1999. These expenses increased 86% to $58.0 million in the year ended December 31, 2000 from $31.1 million in the year ended December 31, 1999. The increase in expenses and expenses as a percentage of revenues were principally due to the increase in the number of direct sales personnel and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 12% in the year ended December 31, 2000 from 11% in the year ended December 31, 1999. These expenses increased 89% to $18.6 million in the year ended December 31, 2000 from $9.9 million in the year ended December 31, 1999. The increase in expenses and expenses as a percentage of revenues were principally due to increased staffing in our technology, operations, finance, and strategy groups and related compensation and recruiting expenses, as well as travel costs to integrate operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 98% to $7.9 million in the year ended December 31, 2000, including $261,000 related to the amortization of goodwill, from $4.0 million in the year ended December 31, 1999. The increase in these expenses was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $6.9 million in the year ended December 31, 2000 from $3.7 million in the year ended December 31, 1999. The increase was principally due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations of $70.4 million, proceeds of $22.7 million from our public offering in February 2000, and $21.8 million from proceeds of stock option exercises and our employee stock purchase plan during the year ended December 31, 2000. Other income also includes a one-time $950,000 write-down of a non-marketable investment during the fourth quarter.

     INCOME TAX PROVISION. During the year ended December 31, 2000, we recorded a tax provision of $12.4 million, reflecting an effective tax rate of 36.5%. During the year ended December 31, 1999, we recorded a tax provision of $6.6 million reflecting an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     REVENUES. Total revenues increased 42% to $87.3 million in the year ended December 31, 1999 from $61.6 million in the year ended December 31, 1998. Revenues from core research increased 38% to $64.7 million in the year ended December 31, 1999 from $46.8 million in the year ended December 31, 1998. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,793 at December 31, 1999 from 1,271 at December 31, 1998, an increase in the sales organization to 153 employees at December 31, 1999 from 92 employees at December 31, 1998, and sales of additional core research to existing clients. No single client company accounted for more than 2% of revenues for the year ended December 31, 1999.

     Advisory services and other revenues increased 53% to $22.6 million in the year ended December 31, 1999 from $14.7 million in the year ended December 31, 1998. This increase was primarily attributable to increased demand for our advisory services programs and Forum events, an increase in the number of events held to eight in the year ended December 31, 1999 from six in the year ended December 31, 1998, and an increase in research staff providing advisory services to 125 employees at December 31, 1999 from 97 at December 31, 1998.

     Revenues attributable to customers outside the United States increased 57% to $19.8 million in the year ended December 31, 1999 from $12.6 million in the year ended December 31, 1998. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 22% for the year ended

December 31, 1999 from 21% for the year ended December 31, 1998. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, including an increase in sales personnel, and our acquisition of London-based Fletcher Research Limited on November 15, 1999. During 1999, we invoiced our international clients in US dollars, except for those billed by Fletcher Research Limited.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 32% in the year ended December 31, 1999 from 36% in the year ended December 31, 1998. These expenses increased 26% to $27.7 million in the year ended December 31, 1999 from $22.0 million in the year ended December 31, 1998. The decrease in expenses as a percentage of revenues reflects a larger revenue base in 1999 and lower production costs resulting from the introduction of our eResearch platform in March 1999. The expense increase in 1999 was principally due to an increase in research analyst staffing and related compensation expenses.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 36% in the year ended December 31, 1999 from 34% in the year ended December 31, 1998. These expenses increased 49% to $31.1 million in the year ended December 31, 1999 from $20.9 million in the year ended December 31, 1998. The increase in expenses and expenses as a percentage of revenues were principally due to the increase in the number of direct sales personnel and related commission and travel expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 11% in the years ended December 31, 1999 and December 31, 1998. These expenses increased 48% to $9.9 million in the year ended December 31, 1999 from $6.7 million in the year ended December 31, 1998. The increase in expenses was principally due to staffing increases in our technology, operations, finance, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 45% to $4.0 million in the year ended December 31, 1999 from $2.8 million in the year ended December 31, 1998. The increase in these expenses was principally due to purchases of computer equipment, software, office furnishings, and leasehold improvements to support business growth, including our move to our new headquarters in October 1999.

     COSTS RELATED TO ACQUISITION. Costs related to acquisition totaled $694,000 and resulted from our acquisition of Fletcher Research Limited on November 15, 1999, which was accounted for as an immaterial pooling of interests. These one-time, non-recurring costs consisted of legal, accounting, investment banking, printing, filing, and other related fees and expenses incurred in completing this acquisition.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $3.7 million in the year ended December 31, 1999 from $3.0 million in the year ended December 31, 1998. The increase was principally due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations.

     INCOME TAX PROVISION. During the year ended December 31, 1999, we recorded a tax provision of $6.6 million, reflecting an effective tax rate of 37.5%. During the year ended December 31, 1998, we recorded a tax provision of $4.6 million reflecting an effective tax rate of 37.8%. The decrease in effective tax rate resulted primarily from a reduction in our effective state tax rate and an increase in our investments in tax-exempt marketable securities, offset by non-deductible acquisition costs.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     REVENUES. Total revenues increased 52% to $61.6 million in the year ended December 31, 1998 from $40.4 million in the year ended December 31, 1997. Revenues from core research increased 54% to $46.8 million in the year ended December 31, 1998 from $30.4 million in the year ended December 31, 1997. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 1,271 at December 31, 1998 from 1,029 at December 31, 1997, sales of additional research services to existing clients, and the introduction of five new strategy research services and one new quantitative research service since January 1, 1997.

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

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 36% in the year ended December 31, 1998 from 34% in the year ended December 31, 1997. These expenses increased 61% to $22.0 million in the year ended December 31, 1998 from $13.7 million in the year ended December 31, 1997. The increase in expenses and expenses as a percentage of total revenues were principally due to increased analyst staffing for research services and related compensation expenses, and the addition of three new Forum events in 1998.

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

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased to $3.0 million in the year ended December 31, 1998 from $2.5 million in the year ended December 31, 1997. This increase was principally due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations.

     INCOME TAX PROVISION. During the year ended December 31, 1998, we recorded a tax provision of $4.6 million, reflecting an effective tax rate of 37.8%. During the year ended December 31, 1997, we recorded a tax provision of $3.7 million reflecting an effective tax rate of 39.7%. The decrease in effective tax rate resulted primarily from a reduction in our effective state tax rate and an increase in sales through our foreign sales corporation, which we organized in 1998.

RESULTS OF QUARTERLY OPERATIONS

     The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historically, our total revenues, operating profit and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed and Forum events held in the fourth quarter. As a result, we have historically experienced a decline in total revenues, operating profit and net income from the quarter ended December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations.

                                                                      THREE MONTHS ENDED
                                     -------------------------------------------------------------------------------------
                                     MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                       1999       1999       1999       1999       2000       2000       2000       2000
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Core research......................  $12,978    $14,773    $17,026    $19,919    $23,759    $28,011    $32,270    $36,438
Advisory services and other........    4,951      4,898      4,955      7,768      7,058     10,269      7,867     11,476
                                     -------    -------    -------    -------    -------    -------    -------    -------
Total revenues.....................   17,929     19,671     21,981     27,687     30,817     38,280     40,137     47,914

Cost of services and fulfillment...    6,612      6,424      6,909      7,770      9,295     11,674     11,294     13,208
Selling and marketing..............    6,192      7,276      7,854      9,809     12,214     14,323     14,785     16,635
General and administrative.........    2,041      2,213      2,504      3,107      3,780      4,703      4,729      5,420
Depreciation and amortization......      873      1,048        973      1,109      1,432      1,750      1,984      2,778
Costs related to acquisition.......       --         --         --        694         --         --         --         --
                                     -------    -------    -------    -------    -------    -------    -------    -------
Income from operations.............    2,211      2,710      3,741      5,198      4,096      5,830      7,345      9,873
Other income, net..................      860        895        864      1,092      1,454      1,972      2,157      1,310
                                     -------    -------    -------    -------    -------    -------    -------    -------
Income before income tax
  provision........................    3,071      3,605      4,605      6,290      5,550      7,802      9,502     11,183
Income tax provision...............    1,167      1,370      1,750      2,302      2,081      2,926      3,563      3,853
                                     -------    -------    -------    -------    -------    -------    -------    -------
Net income.........................  $ 1,904    $ 2,235    $ 2,855    $ 3,988    $ 3,469    $ 4,876    $ 5,939    $ 7,330
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic net income per common
  share............................  $  0.11    $  0.13    $  0.16    $  0.21    $  0.17    $  0.23    $  0.28    $  0.34
                                     =======    =======    =======    =======    =======    =======    =======    =======
Diluted net income per common
  share............................  $  0.10    $  0.12    $  0.14    $  0.18    $  0.15    $  0.20    $  0.24    $  0.30
                                     =======    =======    =======    =======    =======    =======    =======    =======

                                                                   AS A PERCENTAGE OF REVENUES
                                      -------------------------------------------------------------------------------------
                                      MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                        1999       1999       1999       1999       2000       2000       2000       2000
                                      --------   --------   --------   --------   --------   --------   --------   --------
Core research.......................     72%        75%        77%        74%        77%        73%        80%        76%
Advisory services and other.........     28         25         23         26         23         27         20         24
                                        ---        ---        ---        ---        ---        ---        ---        ---
Total revenues......................    100        100        100        100        100        100        100        100

Cost of services and fulfillment....     37         33         31         28         30         31         28         29
Selling and marketing...............     35         37         36         35         40         37         37         37
General and administrative..........     11         11         11         11         12         12         12         12
Depreciation and amortization.......      5          5          5          4          5          5          5          5
Costs related to acquisition........     --         --         --          3         --         --         --         --
                                        ---        ---        ---        ---        ---        ---        ---        ---
Income from operations..............     12         14         17         19         13         15         18         17
Other income, net...................      5          4          4          4          5          5          6          5
                                        ---        ---        ---        ---        ---        ---        ---        ---
Income before income tax
  provision.........................     17         18         21         23         18         20         24         22
Income tax provision................      6          7          8          9          7          7          9          8
                                        ---        ---        ---        ---        ---        ---        ---        ---
Net income..........................     11%        11%        13%        14%        11%        13%        15%        14%
                                        ===        ===        ===        ===        ===        ===        ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 77% of our revenues for the year ended December 31, 2000, are annually renewable and are generally payable in advance. We generated $70.0 million and $31.9 million in cash from operating activities during the years ended December 31, 2000 and 1999, respectively.

     Included in cash from operations during the year ended December 31, 2000 is a deferred tax benefit of $13.6 million resulting primarily from stock option exercises during the year. These exercises generated a tax deduction of approximately $80.3 million for Forrester. Approximately $34.3 million of this tax deduction will eliminate current year taxable income and be carried back to obtain a refund of certain taxes paid in prior years. The remaining $46.0 million of this tax deduction will be carried forward to offset future taxable income. The offset of these deferred tax benefits have been recorded as an increase to additional paid-in capital within stockholders' equity.

     During the year ended December 31, 2000, we used $112.2 million of cash in investing activities, consisting of $14.9 million for the acquisition of Forit GmbH, $18.0 million for purchases of property and equipment and $79.3 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During the year ended December 31, 2000, we generated $44.5 million from financing activities, consisting of $22.7 million of net proceeds from our public offering of common stock in February 2000, and $21.8 million in proceeds from exercises of employee stock options and proceeds from our employee stock purchase plan.

     As of December 31, 2000, we had cash and cash equivalents of $15.8 million and $158.9 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services, to open additional offices in and outside of the United States and to invest in our infrastructure over the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     In June 2000, we committed to invest $20.0 million in two private equity investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of our invested capital, measured by the proceeds of a portion of the net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, we have contributed approximately $4.0 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

     The timing of the recognition of gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

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

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and Treasury notes with a weighted-average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. dollars (in thousands except interest rates):

                                                                                           YEAR ENDING
                                          FAIR VALUE AT    YEAR ENDING     YEAR ENDING     DECEMBER 31,
                                          DECEMBER 31,     DECEMBER 31,    DECEMBER 31,      2003 AND
                                              2000             2001            2002         THEREAFTER
                                          -------------    ------------    ------------    ------------
Cash equivalents........................    $ 15,039         $ 15,039        $    --          $   --
Weighted average interest rate..........        6.40%            6.40%            --%             --%
Investments.............................    $158,891         $ 97,634        $54,899          $6,358
Weighted average interest rate..........        5.13%            5.01%          5.17%           4.56%
Total portfolio.........................    $173,930         $112,673        $54,899          $6,358
Weighted average interest rate..........        5.24%            5.20%          5.17%           4.56%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999, and has not, to date, had a significant impact on our financial position or results of operations. We are prepared to hedge against fluctuations the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2000, the total assets related to non-U.S. dollar-denominated currencies was approximately $24.2 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 2000 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2000 Annual Report on Form 10-K. The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement (the "2001 Proxy Statement") for the Company's Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 2001 Proxy Statement, except for the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed on Page 21.

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

                                          Forrester Research, Inc.

                                          By: /s/ GEORGE F. COLONY
                                            ------------------------------------
                                            George F. Colony
                                            Chairman of the Board and Chief
                                              Executive Officer

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

                  SIGNATURE                             CAPACITY IN WHICH SIGNED                  DATE
                  ---------                             ------------------------                  ----

/s/ GEORGE F. COLONY                           Chairman of the Board of Directors and      March 30, 2001
---------------------------------------------  Chief Executive Officer (principal
George F. Colony                               executive officer)

/s/ SUSAN WHIRTY MAFFEI, ESQ.                  Chief Financial Officer (principal          March 30, 2001
---------------------------------------------  financial and accounting officer)
Susan Whirty Maffei, Esq.

/s/ WILLIAM M. BLUESTEIN, PH.D.                Member of the Board of Directors            March 30, 2001
---------------------------------------------
William M. Bluestein, Ph.D.

/s/ HENK W. BROEDERS                           Member of the Board of Directors            March 30, 2001
---------------------------------------------
Henk W. Broeders

/s/ ROBERT M. GALFORD                          Member of the Board of Directors            March 30, 2001
---------------------------------------------
Robert M. Galford

/s/ GEORGE R. HORNIG                           Member of the Board of Directors            March 30, 2001
---------------------------------------------
George R. Hornig

/s/ MICHAEL H. WELLES                          Member of the Board of Directors            March 30, 2001
---------------------------------------------
Michael H. Welles

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                   /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 24, 2001 (except with
respect to the matter discussed in
Note 9, as to which the date
is March 16, 2001)

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
CURRENT ASSETS:
     Cash and cash equivalents..............................  $ 13,445    $ 15,848
     Marketable securities..................................    85,342     158,891
     Accounts receivable, net of allowance for doubtful
      accounts of approximately $580 and $1,293 in 1999 and
      2000, respectively....................................    36,988      49,923
     Deferred commissions...................................     4,850       7,873
     Prepaid income taxes...................................     1,187       3,632
     Prepaid expenses and other current assets..............     4,142       6,255
                                                              --------    --------
          Total current assets..............................   145,954     242,422
                                                              --------    --------
LONG-TERM ASSETS:
     Property and equipment, net of accumulated depreciation
      of approximately $7,498 and $14,204 in 1999 and 2000,
      respectively..........................................    11,619      22,128
     Goodwill and other intangible assets, net of
      accumulated amortization of approximately $261 in 2000
      (Note 2)..............................................        --      15,358
     Deferred income taxes..................................        --      16,968
     Other assets...........................................     1,820       6,927
                                                              --------    --------
          Total long-term assets............................    13,439      61,381
                                                              --------    --------
          Total assets......................................  $159,393    $303,803
                                                              ========    ========
CURRENT LIABILITIES:
     Accounts payable.......................................  $  2,702    $  3,993
     Customer deposits......................................       716       1,200
     Accrued expenses.......................................     9,447      17,384
     Accrued income taxes...................................       617       1,771
     Deferred revenue.......................................    66,233     102,527
     Deferred income taxes..................................       873          --
                                                              --------    --------
          Total current liabilities.........................    80,588     126,875
                                                              --------    --------
COMMITMENTS (NOTES 5 AND 7)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
       Authorized -- 500 shares
       Issued and outstanding -- none.......................        --          --
     Common stock, $.01 par value
       Authorized -- 125,000 shares
       Issued and outstanding -- 19,408 and 21,812 shares in
      1999 and 2000, respectively...........................       194         218
     Additional paid-in capital.............................    54,771     131,018
     Retained earnings......................................    24,434      46,048
     Accumulated other comprehensive loss...................      (594)       (356)
                                                              --------    --------
          Total stockholders' equity........................    78,805     176,928
                                                              --------    --------
          Total liabilities and stockholders' equity........  $159,393    $303,803
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
REVENUES:
     Core research.........................................  $ 46,842    $ 64,697    $120,477
     Advisory services and other...........................    14,725      22,571      36,670
                                                             --------    --------    --------
          Total revenues...................................    61,567      87,268     157,147
                                                             --------    --------    --------
OPERATING EXPENSES:
     Cost of services and fulfillment......................    22,038      27,715      45,470
     Selling and marketing.................................    20,896      31,131      57,957
     General and administrative............................     6,688       9,865      18,632
     Depreciation and amortization.........................     2,763       4,003       7,944
     Costs related to acquisition (Note 2).................        --         694          --
                                                             --------    --------    --------
          Total operating expenses.........................    52,385      73,408     130,003
                                                             --------    --------    --------
          Income from operations...........................     9,182      13,860      27,144
Other income, net..........................................     2,957       3,710       6,893
                                                             --------    --------    --------
          Income before income tax provision...............    12,139      17,570      34,037
Income tax provision.......................................     4,592       6,589      12,423
                                                             --------    --------    --------
          Net income.......................................  $  7,547    $ 10,981    $ 21,614
                                                             ========    ========    ========
Basic net income per common share..........................  $   0.44    $   0.61    $   1.03
                                                             ========    ========    ========
Diluted net income per common share........................  $   0.40    $   0.55    $   0.88
                                                             ========    ========    ========
Basic weighted average common shares outstanding...........    17,041      18,028      20,989
                                                             ========    ========    ========
Diluted weighted average common shares outstanding.........    18,744      20,067      24,526
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

                            FORRESTER RESEARCH, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                         COMMON STOCK                                ACCUMULATED
                                     --------------------   ADDITIONAL                  OTHER           TOTAL
                                     NUMBER OF   $.01 PAR    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                      SHARES      VALUE      CAPITAL     EARNINGS       LOSS           EQUITY          INCOME
                                     ---------   --------   ----------   --------   -------------   -------------   -------------
Balance, December 31, 1997.........   16,784       $168      $ 34,329    $ 5,947        $  61         $ 40,505
  Issuance of common stock under
    stock option plans, including
    tax benefit....................      457          4         4,562         --           --            4,566
  Issuance of common stock under
    employee stock purchase plan...       67          1           657         --           --              658
  Net income.......................       --         --            --      7,547           --            7,547         $ 7,547
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --            --         --           89               89              89
  Cumulative translation
    adjustment.....................       --         --            --         --          168              168             168
                                      ------       ----      --------    -------        -----         --------         -------
        Total comprehensive
          income...................                                                                                    $ 7,804
                                                                                                                       =======
Balance, December 31, 1998.........   17,308        173        39,548     13,494          318           53,533
  Issuance of common stock related
    to acquisition (Note 2)........      804          8            --        (41)          --              (33)
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,184         12        13,846         --           --           13,858
  Issuance of common stock under
    employee stock purchase plan...      112          1         1,377         --           --            1,378
  Net income.......................       --         --            --     10,981           --           10,981         $10,981
  Unrealized loss on marketable
    securities.....................       --         --            --         --         (563)            (563)           (563)
  Cumulative translation
    adjustment.....................       --         --            --         --         (349)            (349)           (349)
                                      ------       ----      --------    -------        -----         --------         -------
        Total comprehensive
          income...................                                                                                    $10,069
                                                                                                                       =======
Balance, December 31, 1999.........   19,408        194        54,771     24,434         (594)          78,805
  Issuance of common stock in
    public offering, net of
    issuance costs of approximately
    $65............................      626          6        22,653         --           --           22,659
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,715         17        51,259         --           --           51,276
  Issuance of common stock under
    employee stock purchase plan,
    including tax benefit..........       63          1         2,335         --           --            2,336
  Net income.......................       --         --            --     21,614           --           21,614         $21,614
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --            --         --          496              496             496
  Cumulative translation
    adjustment.....................       --         --            --         --         (258)            (258)           (258)
                                      ------       ----      --------    -------        -----         --------         -------
        Total comprehensive
          income...................                                                                                    $21,852
                                                                                                                       =======
Balance, December 31, 2000.........   21,812       $218      $131,018    $46,048        $(356)        $176,928
                                      ======       ====      ========    =======        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $   7,547    $  10,981    $  21,614
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
    Depreciation and amortization...........................      2,763        4,003        7,944
    Write-down of non-marketable investment.................         --           --          950
    Loss on disposals of property and equipment.............         --          105          376
    Deferred income taxes...................................        288          464       13,593
    Increase in provision for doubtful accounts.............        375          904        1,246
    Accretion of discount on marketable securities..........        (55)         (50)        (178)
    Changes in assets and liabilities --
         Accounts receivable................................    (10,340)     (15,940)     (13,817)
         Deferred commissions...............................       (756)      (2,726)      (3,023)
         Prepaid income taxes...............................        186         (853)      (2,446)
         Prepaid expenses and other current assets..........     (1,415)      (1,610)      (1,924)
         Accounts payable...................................        171        1,103        1,931
         Customer deposits..................................        (15)         452          459
         Accrued expenses...................................      1,400        3,875        6,342
         Accrued income taxes...............................      2,341        4,716        1,156
         Deferred revenue...................................     11,820       26,521       35,745
                                                              ---------    ---------    ---------
           Net cash provided by operating activities........     14,310       31,945       69,968
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Net cash acquired (paid) in acquisitions (Note 2).........         --          355      (14,851)
  Purchases of property and equipment.......................     (6,087)      (8,892)     (18,044)
  Proceeds related to disposals of property and equipment...         --        1,056           --
  Purchases of non-marketable investment....................         --       (1,000)      (6,681)
  Decrease in other assets..................................         --         (835)         (45)
  Purchases of marketable securities........................   (313,236)    (466,628)    (354,613)
  Proceeds from sales and maturities of marketable
    securities..............................................    304,482      436,843      282,021
                                                              ---------    ---------    ---------
           Net cash used in investing activities............    (14,841)     (39,101)    (112,213)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from public offering of common stock.........         --           --       22,659
  Proceeds from issuance of common stock under stock option
    plans and employee stock purchase plan..................      3,193       10,192       21,825
                                                              ---------    ---------    ---------
           Net cash provided by financing activities........      3,193       10,192       44,484
                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         10           (5)         164
                                                              ---------    ---------    ---------
Net increase in cash and cash equivalents...................      2,672        3,031        2,403

Cash and cash equivalents, beginning of year................      7,742       10,414       13,445
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $  10,414    $  13,445    $  15,848
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
                                                              =========    =========    =========
  Cash paid for income taxes................................  $   1,117    $   2,217    $      95
                                                              =========    =========    =========
Supplemental disclosure of non-cash financing activities:
  Increase in additional paid-in capital and decrease in
    accrued income Taxes or increase in deferred income
    taxes related to the tax benefit Associated with the
    exercise of employee stock options......................  $   2,031    $   5,044    $  31,787
                                                              =========    =========    =========
  On October 9, 2000, the Company acquired FORIT GmbH, as
    follows --
    Fair value of assets acquired, excluding cash...........                            $  15,877
    Cash paid for acquisition, net of cash acquired.........                            $ (14,851)
                                                                                        ---------
    Liabilities assumed.....................................                            $   1,026
                                                                                        =========

    During fiscal year 1999, Forrester acquired Fletcher Research Limited in a transaction accounted for as a pooling of interests. Due to their immateriality to the financial position and results of operations of Forrester, the historical financial statements were not restated.

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Forrester Research, Inc. (Forrester) is a leading independent emerging technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. Forrester is incorporated under the laws of the State of Delaware and grants credit to its customers with locations throughout the world.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying financial statements and notes.

  PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of Forrester and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

  FOREIGN CURRENCY

     The functional currencies of Forrester's wholly owned subsidiaries are the respective local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

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

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                 1998      1999      2000
                                                ------    ------    ------
Basic weighted average common shares
  outstanding.................................  17,041    18,028    20,989
Weighted average common equivalent shares.....   1,703     2,039     3,537
                                                ------    ------    ------
Diluted weighted average common shares
  outstanding.................................  18,744    20,067    24,526
                                                ======    ======    ======

     As of December 31, 1998, 1999 and 2000, approximately 880,000, 672,000 and
442,000 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

  REVENUE RECOGNITION

     Forrester generally invoices its core research, advisory and other services when an order is received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed.

                            FORRESTER RESEARCH, INC.

  DEFERRED COMMISSIONS

     Commissions incurred in acquiring new or renewal contracts are deferred and charged to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

  DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization, computed using the straight-line method, by charges to operations in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                             -------------
Computers and equipment....................................   2 to 5 Years
Computer software..........................................        3 Years
Furniture and fixtures.....................................        7 Years
Leasehold improvements.....................................  Life of Lease

  PRODUCT DEVELOPMENT

     All costs associated with the development of new products and services are expensed as incurred.

  CAPITALIZED SOFTWARE COSTS

     Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. Forrester adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. The net book value of capitalized internal use software costs at December 31, 1999 and 2000 was approximately $3,420,000 and $4,363,000, respectively.

  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires disclosure of the components of comprehensive income, which is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying statements of stockholders' equity and comprehensive income. The components of accumulated other comprehensive income as of December 31, 1999 and 2000 are as follows (in thousands):

                                                          1999     2000
                                                          -----    -----
Unrealized (loss) gain on marketable securities, net of
  taxes.................................................  $(413)   $  83
Cumulative translation adjustment.......................   (181)    (439)
                                                          -----    -----
Total accumulated other comprehensive loss..............  $(594)   $(356)
                                                          =====    =====

  ORGANIZATIONAL COSTS

     In accordance with SOP No. 98-5, Reporting on the Costs of Start-Up Activities, Forrester charges the costs of all start-up activities, including organizational costs, to operations in the period in which those costs are incurred.

                            FORRESTER RESEARCH, INC.

  CONCENTRATION OF CREDIT RISK

     Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Forrester has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

  FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments,requires disclosure about the fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value. The fair market value of marketable securities is based on market quotes. Forrester's cash equivalents and marketable securities are generally investment grade corporate bonds and obligations of the federal government or municipal issuers.

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

  RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

  NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 is effective for all periods beginning after December 15, 1999. The adoption of SAB No. 101 had no impact on Forrester's consolidated financial position or results of operations upon adoption.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adoption of SFAS No. 133 is not expected to have a material impact on Forrester's consolidated financial position or results of operations.

     In March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB), Opinion No. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. The adoption of this interpretation did not have a material effect on the accompanying financial statements.

                            FORRESTER RESEARCH, INC.

     In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option, which requires that stock option income tax benefits be classified as cash from operations in the statement of cash flows. Prior period consolidated statements of cash flows have been restated to conform to this presentation.

(2) ACQUISITIONS

     On October 15, 2000, Forrester acquired 100% of the outstanding shares of FORIT GmbH (FORIT) for $15.0 million in cash and the assumption of approximately $1.0 million in liabilities. FORIT is a provider of technology research to companies primarily located in Germany, Switzerland and Austria. The acquisition was accounted for under the purchase method, and accordingly, FORIT's results of operations are included within the consolidated results of Forrester since the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was approximately $15.6 million and was recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis as follows (in thousands):

                                                       AMOUNT       LIFE
                                                       -------    --------
Customer base........................................  $   900     7 years
Research content.....................................  $   600     3 years
Assembled workforce..................................  $   100     7 years
Goodwill.............................................  $14,019    20 years

     FORIT's historical financial position and results of operations since the date of acquisition were not material to the Forrester's financial position and results of operations.

     On November 15, 1999, Forrester acquired 100% of the outstanding shares of Fletcher Research Limited (Fletcher). The transaction has been accounted for as a pooling of interests. However, Fletcher's historical financial position and results of operations were not material to Forrester's financial position and results of operations. Accordingly, the historical financial statements of Forrester have not been restated. Forrester incurred approximately $694,000 of various costs including legal, accounting, investment banking, printing, filing and other fees and expenses related to this transaction, which have been separately stated in the accompanying consolidated statement of income for the year ended December 31, 1999.

(3) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Forrester considers all short-term, highly liquid investments with maturities of 90 days or less from the original date of purchase to be cash equivalents.

     Forrester accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased in order to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 1999 and 2000, these securities consisted of investments in federal and state government obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. There were no held-to-maturity or trading securities at December 31, 1999 and 2000.

                            FORRESTER RESEARCH, INC.

     At December 31, 1999 and 2000, marketable securities consisted of the following (in thousands):

                                                       1999        2000
                                                      -------    --------
U.S. Treasury notes.................................  $ 7,911    $  6,990
Federal agency obligations..........................   13,531      22,697
State and municipal bonds...........................   19,415     100,454
Corporate obligations...............................   44,485      28,750
                                                      -------    --------
                                                      $85,342    $158,891
                                                      =======    ========

     The following table summarizes the maturity periods of marketable securities as of December 31, 2000:

                                  LESS THAN    1 TO 2     3 TO 5
                                   1 YEAR       YEARS     YEARS      TOTAL
                                  ---------    -------    ------     -----
U.S. Treasury notes.............   $ 6,990     $    --    $   --    $  6,990
Federal agency obligations......    22,697          --        --      22,697
State and municipal bonds.......    52,241      41,855     6,358     100,454
Corporate obligations...........    15,706      13,044        --      28,750
                                   -------     -------    ------    --------
                                   $97,634     $54,899    $6,358    $158,891
                                   =======     =======    ======    ========

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1999 and 2000, which were calculated based on specific identification, were not material.

(4) PROPERTY AND EQUIPMENT

     At December 31, 1999 and 2000, property and equipment consisted of the following (in thousands):

                                                        1999       2000
                                                       -------    -------
Computers and equipment..............................  $ 9,165    $20,440
Computer software....................................    5,348      7,751
Furniture and fixtures...............................    2,701      3,289
Leasehold improvements...............................    1,903      4,852
                                                       -------    -------
          Total property and equipment...............   19,117     36,332
Less - accumulated depreciation and amortization.....   (7,498)   (14,204)
                                                       -------    -------
          Property and equipment, net................  $11,619    $22,128
                                                       =======    =======

(5) NON-MARKETABLE INVESTMENTS

     In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (comScore), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of December 31, 2000, Forrester has determined that a permanent impairment has not occurred.

     In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, from the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

     To date, Forrester has contributed approximately $4.0 million to the private equity investment funds. These investments are being accounted for using the cost method and, accordingly, are being valued at cost

                            FORRESTER RESEARCH, INC.

unless a permanent impairment in their value occurs or the investments are liquidated. As of December 31, 2000, Forrester has determined that a permanent impairment has not occurred.

     In March 2000, Forrester invested $1.0 million to purchase common shares of Doculabs, Inc. (Doculabs), a privately-held and independent technology research firm, resulting in approximately a 3.9% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of December 31, 2000, Forrester has determined that a permanent impairment has not occurred. Forrester also has an option, which it has exercised in 2001, to purchase an additional $2.0 million of Doculabs common shares. The number of shares issuable upon exercise of the option vary according to Doculabs' valuation as of December 31, 2000, as determined pursuant to the purchase documents.

     During the year ended December 31, 2000, Forrester charged approximately $300,000 to the cost of services and fulfillment related to services provided by Doculabs.

     In May 1999, Forrester invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. (Greenfield), an Internet-based marketing research firm. As a result of this investment, Forrester effectively owned approximately a 3.4% ownership interest in Greenfield. In March 2000 and June 2000, Forrester entered into additional Note and Warrant Agreements with Greenfield. Pursuant to these agreements, Forrester loaned Greenfield an aggregate of $216,000 bearing interest at 10% per annum. Forrester also received warrants to purchase additional equity in Greenfield. In August 2000, and concurrent with an additional round of financing in which Forrester did not participate, the notes, related accrued interest, and warrants were all converted into common stock such that Forrester's effective ownership interest in Greenfield was approximately 3.1%.

     Forrester has determined that as of December 31, 2000, its ownership interest in Greenfield has been impaired due to the decision not to participate in an additional round of financing at a significantly lower valuation. As a result of this new valuation, Forrester has recorded a one-time charge of $950,000 to other income in the accompanying statement of income for the period ended December 31, 2000 in order to reflect the permanent impairment of this investment.

     During the years ended December 31, 1999 and 2000, Forrester charged approximately $220,000 and $399,000, respectively, to the cost of services and fulfillment related to services provided by Greenfield.

(6) INCOME TAXES

     Forrester accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     Income before income tax provision consists of the following (in thousands):

                                              1998       1999       2000
                                             -------    -------    -------
Domestic...................................  $12,239    $16,811    $31,570
Foreign....................................     (100)       759      2,467
                                             -------    -------    -------
          Total............................  $12,139    $17,570    $34,037
                                             =======    =======    =======

                            FORRESTER RESEARCH, INC.

     The components of the income tax provisions (benefits) for the years ended December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                1998      1999      2000
                                               ------    ------    -------
Current --
     Federal.................................  $3,800    $5,497    $11,031
     State...................................     504       628      1,463
     Foreign.................................      --        --        968
                                               ------    ------    -------
                                                4,304     6,125     13,462
                                               ------    ------    -------
Deferred --
     Federal.................................     255       415       (471)
     State...................................      33        49       (139)
     Foreign.................................      --        --       (429)
                                               ------    ------    -------
                                                  288       464     (1,039)
                                               ------    ------    -------
          Income tax provision...............  $4,592    $6,589    $12,423
                                               ======    ======    =======

     A reconciliation of the federal statutory rate to Forrester's effective tax rate for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                      1998    1999    2000
                                                      ----    ----    ----
Income tax provision at federal statutory rate......  34.0%   35.0%   35.0%
Increase (decrease) in tax resulting from --
     State tax provision, net of federal benefit....   4.4     3.7     3.3
     Non-deductible costs related to acquisition....    --     1.1      --
     Non-deductible expenses........................   0.8     0.6     0.6
     Tax-exempt interest income.....................  (0.8)   (1.7)   (3.1)
     Benefit of foreign sales corporation...........  (0.8)   (0.6)     --
     Other, net.....................................   0.2    (0.6)    0.7
                                                      ----    ----    ----
Effective income tax rate...........................  37.8%   37.5%   36.5%
                                                      ====    ====    ====

     Deferred income taxes as of December 31, 1999 and 2000 are related to the following temporary differences (in thousands):

                                                        1999       2000
                                                       -------    -------
Non-deductible reserves and accruals.................  $   622    $ 2,041
Depreciation and amortization........................      323        563
Deferred commissions.................................   (1,818)    (2,874)
Net operating loss and other carryforwards...........       --     17,238
                                                       -------    -------
                                                       $  (873)   $16,968
                                                       =======    =======

     Forrester has aggregate net operating loss carryforwards for federal, state and foreign tax purposes of approximately $47.2 million. These net operating losses will expire between the years 2015 and 2020. The utilization of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code
Section 382 as a result of ownership changes.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for

                            FORRESTER RESEARCH, INC.

Forrester's future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(7) COMMITMENTS

     Forrester leases its office space and certain office equipment under operating leases. At December 31, 2000, approximate future minimum rentals due are as follows (in thousands):

2001........................................................    $ 9,034
2002........................................................      8,975
2003........................................................      9,955
2004........................................................     10,379
2005........................................................     10,538
Thereafter..................................................     13,770
                                                                -------
Total minimum lease payments................................    $62,651
                                                                =======

     Aggregate rent expenses were approximately $1,463,000, $2,760,000 and $6,428,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(8) STOCKHOLDERS' EQUITY

  INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

     On February 7, 2000, Forrester increased the number of authorized shares of common stock from 25,000,000 to 125,000,000 and effected a two-for-one stock split as a 100% stock dividend. Forrester has retroactively restated all share and per share amounts for the periods presented to give effect to this stock split.

  PUBLIC OFFERING

     In February 2000, Forrester issued 626,450 shares of common stock in a public offering that generated net proceeds to Forrester of approximately $22,659,000.

  PREFERRED STOCK

     Forrester has authorized 500,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

(9) STOCK OPTION PLANS

     In February 1996, Forrester adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which has been subsequently amended (the Plan). The Plan provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase up to 13,500,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over three to four years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as defined.

     In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 300,000 shares of common

                            FORRESTER RESEARCH, INC.

stock. Under the Directors' Plan, each non-employee director shall be awarded options to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 8,000 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following Forrester's annual stockholders' meeting. These options will vest in three equal installments on the first, second and third anniversaries of the date of grant. The Compensation Committee of the Board of Directors (the Compensation Committee) also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

     Stock option activity under the Plan and under the Directors' Plan from December 31, 1997 to December 31, 2000 was as follows (in thousands, except per share data):

                                                          EXERCISE      WEIGHTED AVERAGE
                                          NUMBER           PRICE         EXERCISE PRICE
                                         OF SHARES       PER SHARE         PER SHARE
                                         ---------      ------------    ----------------
Outstanding at December 31, 1997.......    2,038        $2.75--$14.60        $ 6.50
Granted................................    2,964        9.57-- 19.88          12.74
Exercised..............................     (457)       2.75-- 14.60           5.54
Canceled...............................     (448)       2.75-- 19.85           9.04
                                          ------        ------------         ------
Outstanding at December 31, 1998.......    4,097        2.75-- 19.88          10.85
Granted................................    4,414        0.81-- 33.88          14.31
Exercised..............................   (1,184)       2.75-- 19.85           7.46
Canceled...............................     (870)       5.50-- 22.88          15.13
                                          ------        ------------         ------
Outstanding at December 31, 1999.......    6,457        0.81-- 33.88          13.28
Granted................................    1,763        24.64-- 75.50         34.80
Exercised..............................   (1,715)       0.81-- 23.94          11.31
Canceled...............................     (227)       9.57-- 75.50          20.11
                                          ------        ------------         ------
Outstanding at December 31, 2000.......    6,278        $2.75--$70.84        $19.65
                                          ======        ============         ======
Exercisable at December 31, 2000.......    1,462        $2.75--$33.88        $13.45
                                          ======        ============         ======
Exercisable at December 31, 1999.......    1,226        $0.81--$23.94        $10.19
                                          ======        ============         ======
Exercisable at December 31, 1998.......      855        $2.75--$14.60        $ 6.36
                                          ======        ============         ======

     On March 16, 2001, Forrester granted approximately 875,000 stock options under the Plan at an exercise price of $25.16 per share.

                            FORRESTER RESEARCH, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (in thousands, except per share data):

                                                                        WEIGHTED AVERAGE   WEIGHTED AVERAGE
                             NUMBER OUTSTANDING   NUMBER EXERCISABLE       REMAINING           EXERCISE
                              AT DECEMBER 31,       AT DECEMBER 31,       CONTRACTUAL           PRICE
                                    2000                 2000                 LIFE            PER SHARE
                             ------------------   -------------------   ----------------   ----------------
Range of exercise prices
$           2.75...........           34                    34                5.14              $ 2.75
  5.50 --  6.50............           68                    68                5.70                6.13
  8.78 -- 11.00............          744                   342                6.85                9.68
 11.47 -- 12.88............        2,275                   528                7.89               11.69
 13.35 -- 17.47............          266                   128                7.80               15.77
 17.69 -- 19.88............          391                   174                7.68               19.34
 20.03 -- 23.94............          771                   183                8.07               22.38
 24.64 -- 29.47............        1,021                    --                8.74               25.47
 30.69 -- 38.69............          149                     5                9.19               34.41
 41.47 -- 49.94............          370                    --                9.48               47.90
 51.41 -- 61.38............          145                    --                9.50               57.96
 62.22 -- 70.84............           44                    --                9.60               63.73
                                   -----                 -----                ----              ------
                                   6,278                 1,462                8.05              $19.65
                                   =====                 =====                ====              ======

     The weighted average remaining contractual life of stock options outstanding at December 31, 1998, 1999 and 2000 was 8.7, 8.6 and 8.1 years, respectively. As of December 31, 1998, 1999 and 2000, options available for future grant under the Plan and the Directors' Plan were approximately 1,105,000, 2,261,000 and 4,025,000, respectively.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Forrester has computed the value of options granted during the years ended December 31, 1998, 1999, and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123, and the following assumptions:

                                                1998       1999       2000
                                               -------    -------    -------
Risk-free interest rate......................    5.28%      5.54%      6.22%
Expected dividend yield......................       --         --         --
Expected lives...............................  5 years    5 years    3 years
Expected volatility..........................      40%        55%        64%

                            FORRESTER RESEARCH, INC.

     If compensation cost for Forrester's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 1998, 1999 and 2000 would have been approximately as follows (in thousands, except per share data):

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                               1998      1999       2000
                                              ------    -------    -------
As reported --
     Net income.............................  $7,547    $10,981    $21,614
                                              ======    =======    =======
     Basic net income per common share......  $ 0.44    $  0.61    $  1.03
                                              ======    =======    =======
     Diluted net income per common share....  $ 0.40    $  0.55    $  0.88
                                              ======    =======    =======
Pro forma --
     Net income.............................  $4,569    $ 2,902    $ 9,093
                                              ======    =======    =======
     Basic net income per common share......  $ 0.27    $  0.16    $  0.43
                                              ======    =======    =======
     Diluted net income per common share....  $ 0.24    $  0.14    $  0.37
                                              ======    =======    =======

     In January 1998, Forrester's founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock. The options have an exercise price of $9.57 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000 and January 28, 2001. As of December 31, 2000, approximately 808,000 options remained outstanding, of which 141,000 were exercisable.

(10) 401(K) PLAN

     Forrester has a 401(k) savings plan covering substantially all eligible employees. The plan is a qualified defined contribution plan in accordance with
Section 401(k) of the Internal Revenue Code of 1986. Effective January 1, 1998, Forrester elected to match 50% of employee contributions, up to 3% of each employee's annual salary. Forrester matching contributions will vest ratably over a period of four years. Forrester's matching contributions totaled approximately $521,000 and $813,000 for the years ended December 31, 1999 and 2000, respectively.

(11) SEGMENT AND ENTERPRISE WIDE REPORTING

     Forrester adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group, as defined under SFAS No. 131, is the Executive Team, consisting of Mr. Colony and the executive officers. To date, Forrester has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Foreign-based assets comprised approximately $2.6 million and $32.2 million of total consolidated assets for the periods ended December 31, 1999 and 2000, respectively.

                            FORRESTER RESEARCH, INC.

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 1998, 1999 and 2000 are as follows (dollars in thousands):

                                             1998       1999        2000
                                            -------    -------    --------
United States.............................  $48,922    $67,477    $116,077
United Kingdom............................    4,321      6,897      13,719
Europe (excluding United Kingdom).........    3,053      5,345      12,671
Canada....................................    2,711      3,571       6,747
Other.....................................    2,560      3,978       7,933
                                            -------    -------    --------
                                            $61,567    $87,268    $157,147

United States.............................      79%        78%         74%
United Kingdom............................        7          8           9
Europe (excluding United Kingdom).........        5          6           8
Canada....................................        4          4           4
Other.....................................        5          4           5
                                            -------    -------    --------
                                               100%       100%        100%
                                            =======    =======    ========

(12) EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 400,000 shares of common stock. The Stock Purchase Plan is administered by the Compensation Committee. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 30 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

                                                        SHARES      PURCHASE
              PURCHASE PERIOD ENDED --                 PURCHASED     PRICE
              ------------------------                 ---------    --------
June 30, 1998........................................   37,626       $ 9.83
December 31, 1998....................................   25,030       $17.27
June 30, 1999........................................   38,570       $10.61
December 31, 1999....................................   49,316       $10.89
June 30, 2000........................................   34,238       $27.94
December 31, 2000....................................   28,575       $42.55

                            FORRESTER RESEARCH, INC.

(13) CERTAIN BALANCE SHEET ACCOUNTS

ACCRUED EXPENSES:

     Accrued expenses as of December 31, 1999 and 2000 consist of the following (in thousands):

                                                              1999      2000
                                                             ------    -------
Payroll and related........................................  $4,763    $ 8,320
Other......................................................   4,684      9,064
                                                             ------    -------
                                                             $9,447    $17,384
                                                             ======    =======

     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):

                                                        1998    1999     2000
                                                        ----    ----    ------
Balance, beginning of period..........................  $325    $400    $  580
Provision for doubtful accounts.......................   375     904     1,246
Additions arising from acquisitions (Note 2)..........    --      80        47
Write-offs............................................  (300)   (804)     (580)
                                                        ----    ----    ------
Balance, end of period................................  $400    $580    $1,293
                                                        ====    ====    ======

(14) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 2000 (in thousands, except per share data):

                                                         QUARTER ENDED
                                          -------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999        1999       1999        1999
                                          ---------   --------   ---------   --------
Revenues................................   $17,929    $19,671     $21,981    $27,687
Income from operations..................   $ 2,211    $ 2,710     $ 3,741    $ 5,198
Net income..............................   $ 1,904    $ 2,235     $ 2,855    $ 3,988
Basic net income per common share.......   $  0.11    $  0.13     $  0.16    $  0.21
Diluted net income per common share.....   $  0.10    $  0.12     $  0.14    $  0.18

                                                         QUARTER ENDED
                                          -------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            2000        2000       2000        2000
                                          ---------   --------   ---------   --------
Revenues................................   $30,817    $38,279     $40,137    $47,914
Income from operations..................   $ 4,096    $ 5,830     $ 7,345    $ 9,873
Net income..............................   $ 3,469    $ 4,876     $ 5,939    $ 7,330
Basic net income per common share.......   $  0.17    $  0.23     $  0.28    $  0.34
Diluted net income per common share.....   $  0.15    $  0.20     $  0.24    $  0.30

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1(1)       Stock Purchase Agreement.
 3.1(5)       Certificate of Amendment of the Certificate of Incorporation
              of the Company.
 3.2(3)       Bylaws of the Company, as amended.
 4(3)         Specimen Certificate for shares of Common Stock, $.01 par
              value, of the Company.
10.1+(3)      Registration Rights and Non-Competition Agreement.
10.2+(3)      Tax Indemnification Agreement dated November 25, 1996.
10.3+(3)      1996 Amended and Restated Equity Incentive Plan, as amended.
10.4+(3)      1996 Employee Stock Purchase Plan.
10.5+(3)      1996 Director Option Plan for Non-Employee Directors
10.10(4)      Lease dated May 6, 1999 between Technology Square LLC and
              the Company for the premises located at 400 Technology
              Square, Cambridge, Massachusetts (the 'Technology Square
              Lease').
10.11(5)      Registration Rights Agreement.
10.12(5)      Indemnification Agreement.
21(2)         Subsidiaries of the Registrant (transmitted herewith).
23(2)         Consent of Arthur Andersen LLP (transmitted herewith).

---------------
  + Denotes management contract or compensation arrangements.

(1) Filed as an Exhibit to the Company's current Report on Form 8-K filed on November 30, 1999 and incorporated by reference herein.

(2) Filed herewith.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on September 26, 1997 (File No. 333-12761) and incorporated by reference herein.

(4) Filed as an Exhibit to the Company's Form 10-Q filed on August 16, 1999 and incorporated by reference herein.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K filed on March 10, 2000 and incorporated by reference herein.