Form 10-Q
period 2001-03-31
FORRESTER RESEARCH INC
filed 2001-05-11
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

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


      Registrant's telephone number, including area code: (617) 613 - 6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]      No [ ]

           As of May 10, 2001, 22,335,309 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q


PART I.              FINANCIAL INFORMATION                                                                          Page
                                                                                                                    ----

ITEM 1.              Financial Statements

                     Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                              3

                     Consolidated Statements of Income for the Three Months Ended March 31,
                     2001 and 2000                                                                                    4

                     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                     2001 and 2000                                                                                    5

                     Notes to Consolidated Financial Statements                                                       6

ITEM 2.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                                    9

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk                                      12


PART II.             OTHER INFORMATION

ITEM 1.              Legal Proceedings                                                                               14

ITEM 2.              Changes in Securities                                                                           14

ITEM 3.              Defaults Upon Senior Securities                                                                 14

ITEM 4.              Submission of Matters to a Vote of Security-Holders                                             14

ITEM 5.              Other Information                                                                               14

ITEM 6.              Exhibits and Reports on Form 8-K                                                                14

PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             2001                2000
CURRENT ASSETS:
   Cash and cash equivalents                                                      $         18,706   $         15,848
   Marketable securities                                                                   177,618            158,891
   Accounts receivable, net                                                                 29,362             49,923
   Deferred commissions                                                                      6,363              7,873
   Prepaid income taxes                                                                      3,639              3,632
   Prepaid expenses and other current assets                                                 8,004              6,255
                                                                                  ----------------   ----------------

           Total current assets                                                            243,692            242,422
                                                                                  ----------------   ----------------

LONG-TERM ASSETS:
    Property and equipment, net                                                             24,719             22,128
    Goodwill and other intangible assets, net                                               15,097             15,358
   Deferred income taxes                                                                    20,726             16,968
   Other assets                                                                             10,249              6,927
                                                                                  ----------------   ----------------

           Total long-term assets                                                           70,791             61,381
                                                                                  ----------------   ----------------

           Total assets                                                           $        314,483   $        303,803
                                                                                 =================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $          1,883   $          3,993
   Customer deposits                                                                         1,304              1,200
   Accrued expenses                                                                         19,843             17,384
   Accrued income taxes                                                                      1,771              1,771
   Deferred revenue                                                                         93,312            102,527
                                                                                 -----------------  -----------------

           Total current liabilities                                                       118,113            126,875
                                                                                  ----------------   ----------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      Authorized -- 500 shares
      Issued and outstanding -- none                                                           --                 --
   Common stock, $.01 par value
      Authorized -- 125,000 shares
      Issued and outstanding -- 22,227 and 21,812 shares
        at March 31, 2001 and December 31, 2000, respectively                                  222                218
   Additional paid-in capital                                                              144,123            131,018
   Retained earnings                                                                        50,913             46,048
   Accumulated other comprehensive income                                                    1,112               (356)
                                                                                 -----------------  -----------------

           Total stockholders' equity                                                      196,370            176,928
                                                                                  ----------------   ----------------

           Total liabilities and stockholders' equity                             $        314,483   $        303,803
                                                                                 =================  =================



The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        2001                 2000
REVENUES:
   Core research                                                                   $        35,352      $        23,759
   Advisory services and other                                                               8,293                7,058
                                                                                   ---------------      ---------------

           Total revenues                                                                   43,645               30,817
                                                                                   ---------------      ---------------

OPERATING EXPENSES:
   Cost of services and fulfillment                                                         12,298                9,295
   Selling and marketing                                                                    17,745               12,214
   General and administrative                                                                4,976                3,780
   Depreciation and amortization                                                             2,722                1,432
                                                                                   ---------------      ---------------

           Total operating expenses                                                         37,741               26,721
                                                                                   ---------------      ---------------

           Income from operations                                                            5,904                4,096

OTHER INCOME, NET                                                                            1,757                1,454
                                                                                   ---------------      ---------------

           Income before income tax provision                                                7,661                5,550

INCOME TAX PROVISION                                                                         2,796                2,081
                                                                                   ---------------      ---------------

           Net income                                                              $         4,865      $         3,469
                                                                                   ===============      ===============

BASIC NET INCOME PER COMMON SHARE                                                  $          0.22      $          0.17
                                                                                   ===============      ===============

DILUTED NET INCOME PER COMMON SHARE                                                $          0.20      $          0.15
                                                                                   ===============      ===============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            22,054               19,949
                                                                                   ===============      ===============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          24,670               23,578
                                                                                   ===============      ===============



The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 4,865            $  3,469
   Adjustments to reconcile net income to net cash provided by operating activities  --
      Depreciation and amortization                                                         2,722               1,432
      Deferred income taxes                                                                 2,796               2,081
      Increase in provision for doubtful accounts                                             150                 200
      (Amortization of premium) Accretion of discount on marketable securities                (38)                 30
      Changes in assets and liabilities  --
        Accounts receivable                                                                20,119               8,172
        Deferred commissions                                                                1,510                (740)
        Prepaid income taxes                                                                   (7)                --
        Prepaid expenses and other current assets                                          (1,822)             (1,402)
        Accounts payable                                                                   (2,107)                877
        Customer deposits                                                                     101                 187
        Accrued expenses                                                                    2,630               9,882
        Deferred revenue                                                                   (8,673)             10,547
                                                                                          -------          ----------

                Net cash provided by operating activities                                  22,246              34,735
                                                                                          -------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (5,225)             (2,717)
   Purchase of non-marketable investment                                                   (3,318)             (1,000)
   Increase in other assets                                                                    (8)                (10)
   Purchase of marketable securities                                                      (57,489)            (85,721)
   Proceeds from sales and maturities of marketable securities                             40,001              49,913
                                                                                          -------          ----------

                Net cash used in investing activities                                     (26,039)            (39,535)
                                                                                          -------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                                 --               22,647
   Proceeds from issuance of common stock under stock option plan                           6,553               7,328
                                                                                          -------          ----------

                Net cash provided by financing activities                                   6,553              29,975
                                                                                          -------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                   98                 (33)
                                                                                          -------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,858              25,142

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             15,848              13,445
                                                                                          -------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $18,706          $   38,587
                                                                                          =======          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                             $     7          $       --
                                                                                          =======          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes which appear in the Annual Report of Forrester Research, Inc. (Forrester) as reported on Form 10-K for the year ended
December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by Forrester's independent public accountants. The results of operations for the period ended March 31, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001, or any other period.


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

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                       2001           2000

Basic weighted average common shares outstanding                                                      22,054         19,949
Weighted average common equivalent shares                                                              2,616          3,629
                                                                                               -------------  -------------

Diluted weighted average shares outstanding                                                           24,670         23,578
                                                                                               =============  =============

As of March 31, 2001 and 2000, 601,000 and 165,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.


NOTE 3 -   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three-month periods ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                       THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2001          2000
                                                                     ----          ----

Unrealized gain (loss) on marketable securities, net of taxes        $1,125        $(10)
Cumulative translation adjustment                                       343         (74)
                                                                     ------        ----
Total other comprehensive income (loss)                              $1,468        $(84)
                                                                     ======        ====

NOTE 4 -   NON-MARKETABLE INVESTMENTS

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (Doculabs), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of March 31, 2001, Forrester has determined that a permanent impairment has not occurred.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (comScore), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of March 31, 2001, Forrester has determined that a permanent impairment has not occurred.

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

To date, Forrester has contributed approximately $5.5 million to the private equity investment funds. These investments are being accounted for using the cost method and, accordingly, are being valued at cost unless a permanent impairment in their value occurs or the investments are liquidated. As of March 31, 2001, Forrester has determined that a permanent impairment has not occurred.

In May 1999, Forrester invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. (Greenfield), an Internet-based marketing research firm. As a result of this investment, Forrester effectively owns approximately a 3.4% ownership interest in Greenfield. In March 2000 and June 2000, Forrester entered into additional Note and Warrant Agreements with Greenfield. Pursuant to these agreements, Forrester loaned Greenfield an aggregate of $216,000 bearing interest at 10% per annum. Forrester also received warrants to purchase additional equity in Greenfield. In August 2000, and concurrent with an additional round of financing in which Forrester did not participate, the notes, related accrued interest, and warrants were all converted into common stock such that Forrester's effective ownership interest in Greenfield is approximately 3.1%.

As of December 31, 2000, Forrester determined that its investment in Greenfield had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a one-time charge of $950,000 to other income in the statement of income for the three-month period ended December 31, 2000. As of March 31, 2001, Forrester has determined that no further permanent impairment has occurred.


NOTE 5 -   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133 in the period ended March 31, 2001 did not have a material impact on Forrester's consolidated financial position or results of operations.

NOTE 6 -   SEGMENT AND ENTERPRISE WIDE REPORTING

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group, as defined under SFAS No. 131, is its Executive Team, consisting of its executive officers. To date, Forrester has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Foreign-based assets comprised approximately $24.3 million and $32.2 million of total consolidated assets as of March 31, 2001 and December 31, 2000, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (dollars in thousands):

                                                                THREE MONTHS ENDED MARCH 31,
                                                               2001                       2000

United States                                                $ 30,375                   $ 22,851
United Kingdom                                                  3,401                      2,629
Europe (excluding United Kingdom)                               5,088                      2,454
Canada                                                          2,135                      1,463
Other                                                           2,646                      1,420
                                                             --------                   --------
                                                             $ 43,645                   $ 30,817
                                                             ========                   ========

United States                                                      70  %                      74  %
United Kingdom                                                      8                          9
Europe (excluding United Kingdom)                                  11                          8
Canada                                                              5                          5
Other                                                               6                          4
                                                             --------                   --------
                                                                 100   %                     100  %
                                                              ========                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the ability to attract and retain qualified professional staff, the ability to manage our growth effectively, fluctuations in our quarterly operating results, a decline in renewals for our membership-based core research, loss of key management, failure to anticipate and respond to market trends, ability to develop and offer new products and services, and competition. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the SEC and is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and our Subsidiaries.

      We are a leading independent technology research firm that conducts research and analysis on the impact of emerging technologies on businesses, consumers, and society. Our clients, which include senior management, business strategists, and marketing and technology professionals within large enterprises, use our prescriptive, actionable research to understand and capitalize on emerging business models and technologies.

      We derive revenues from memberships to our core research, and from our advisory services and our Forum and Summit events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Research revenues are recognized ratably on a monthly basis over the term of the contract. Our advisory services clients purchase such services together with memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum and Summit billings are initially recorded as deferred revenue and are recognized upon completion of each event.

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

      We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 32% to $170.4 million at March 31, 2001 from $128.7 million at March 31, 2000. No single client accounted for more than 2% of agreement value at March 31, 2001. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 70% of our client companies with memberships expiring during the twelve-months ended March 31, 2001 renewed one or more memberships for our products and services. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

RESULTS OF OPERATIONS

      The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                        2001         2000

Core research                           81 %       77 %
Advisory services and other             19         23
                                        ---        ---
Total revenues                          100        100

Cost of services and fulfillment        28         30
Selling and marketing                   41         40
General and administrative              11         12
Depreciation and amortization            6          5
                                        ---        ---

Income from operations                  14         13
Other income                             4          5
                                        ---        ---

Income tax provision                    18         18
Provision for income taxes               7          7
                                        ---        ---

Net income                              11 %       11 %
                                        ===        ===



THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

      REVENUES. Total revenues increased 42% to $43.6 million in the three months ended March 31, 2001 from $30.8 million in the three months ended March 31, 2000. Revenues from core research increased 49% to $35.4 million in the three months ended March 31, 2001 from $23.8 million in the three months ended March 31, 2000. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,136 at March 31, 2001 from 1,926 at March 31, 2000, as well as sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues for the three months ended March 31, 2001.

      Advisory services and other revenues increased 17% to $8.3 million in the three months ended March 31, 2001 from $7.1 million in the three months ended March 31, 2000. This increase was primarily attributable to increased demand for our advisory services programs, as well as the increase in research staff providing advisory services to 227 employees at March 31, 2001 from 140 at March 31, 2000.

      Revenues attributable to customers outside the United States increased 67% to $13.3 million in the three months ended March 31, 2001 from $8.0 million in the three months ended March 31, 2000, and increased as a percentage of total revenues to 30% for the three months ended March 31, 2001 from 26% for the same period in 2000. The increase in international revenues is primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands and our Research Centres in London, England and Frankfurt, Germany and the increase in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

      COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 28% in the three months ended March 31, 2001 from 30% in the three months ended March 31, 2000. These expenses increased 32% to $12.3 million in the three months ended March 31, 2001 from $9.3 million in the three months ended March 31, 2000. The decrease in expense as a percentage of revenues reflects a larger revenue base in 2001, a decrease in the number of events held during the quarter to one in 2001 from two in 2000, and lower production costs resulting from the leverage of our eResearch platform. The expense increase in the current period reflects increased research analyst staffing and related compensation expense, as well as increased survey costs related to our Technographics(R) and TechRankings(R) product offerings.

      SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 41% in the three months ended March 31, 2001 from 40% in the three months ended March 31, 2000. These expenses increased 45% to $17.7 million in the three months ended March 31, 2001 from $12.2 million in the three months ended March 31, 2000. The increase in expenses as a percentage of revenues was principally due to increased sales infrastructure costs related to remote offices. The increase in expenses was principally due to the increase in the number of direct sales personnel and related commission and travel expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the three months ended March 31, 2001 from 12% in the three months ended March 31, 2000. These expenses increased 32% to $5.0 million in the three months ended March 31, 2001 from $3.8 million in the three months ended March 31, 2000. The decrease in expenses as a percentage of revenues was principally due to a larger revenue base in 2001. The increases in expenses was principally due to increased staffing in our technology, operations, finance, and strategy groups and related compensation expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 90% to $2.7 million in the three months ended March 31, 2001, including $261,000 related to the amortization of goodwill, from $1.4 million in the three months ended March 31, 2000. The increase in these expenses was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

      OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 21% to $1.8 million in the three months ended March 31, 2001 from $1.5 million in the three months ended March 31, 2000. The increase was due to additional interest income from higher cash and marketable securities balances.

      PROVISION FOR INCOME TAXES. During the three months ended March 31, 2001, we recorded a tax provision of $2.8 million, reflecting an effective tax rate of 36.5%. During the three months ended March 31, 2000, we recorded a tax provision of $2.1 million, which reflected an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.


LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 81% of our revenues for the three-month period ended March 31, 2001, are annually renewable and are generally payable in advance. We generated $22.2 million and $34.7 million in cash from operating activities during the three-month periods ended March 31, 2001 and 2000, respectively.

      During the three-months ended March 31, 2001, we used $26.0 million of cash in investing activities, consisting of $5.2 million for purchases of property and equipment and $20.8 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

      During the three-months ended March 31, 2001, we generated $6.6 million from exercises of employee stock options. As a result of these option exercises during the three months ended March 31, 2001, we will receive a tax benefit in the form of a tax deduction that will offset approximately $6.5 million of our taxable income. The offset to this deferred tax benefit has been reflected as an increase in our additional paid-in capital within stockholders' equity.

      As of March 31, 2001, we had cash and cash equivalents of $18.7 million and $177.6 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure over the next twelve months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

      In June 2000, we committed to invest $20.0 million in two private equity investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of our invested capital, measured by the proceeds of a portion of the net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, we have contributed approximately $5.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

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

      INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, state and municipal bonds, and Treasury notes with a weighted-average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

      Principal amounts by expected maturity in U.S. Dollars (in thousands, except interest rates):

                                       FAIR VALUE                                     FY 2003
                                       AT MARCH                                         AND
                                       31, 2001         FY 2001       FY 2002        THEREAFTER
Cash equivalents                      $ 17,917        $ 17,917        $  --          $   --
Weighted average interest rate             5.75 %         5.75  %        --   %          --    %

Investments                           $177,618        $103,454        $66,533        $  7,631
Weighted average interest rate            4.52  %         4.24  %        4.91 %           4.80 %

Total portfolio                       $195,535        $121,371        $66,533        $  7,631
Weighted average interest rate            4.63  %         4.46  %        4.91 %          4.80 %


           FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999, and has not, to date, had a significant impact on our financial position or results of operations. We are prepared to hedge against fluctuations in the Euro and other foreign currencies if our foreign exchange exposure becomes material. As of March 31, 2001, the total assets related to non-dollar-denominated currencies was approximately $24.3 million.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The Company is not currently a party to any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       None.

(b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Forrester Research, Inc.


                                           By:  /s/ George F. Colony
                                              ---------------------------------
                                           George F. Colony
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (principal executive officer)

                                           Date:  May 11, 2001




                                           By:  /s/ Susan Whirty Maffei
                                              ---------------------------------
                                           Susan Whirty Maffei, Esq.
                                           Chief Financial Officer (principal
                                           financial and accounting officer)

                                           Date:  May 11, 2001