Form 10-Q
period 2001-06-30
FORRESTER RESEARCH INC
filed 2001-08-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 30, 2001.

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


      Registrant's telephone number, including area code: (617) 613-6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No | |

     As of August 13, 22,665,021 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                          ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                3

           Consolidated Statements of Income for the Three and Six Month Periods
           Ended June 30, 2001 and 2000                                                      4

           Consolidated Statements of Cash Flows for the Six Month Periods Ended
           June 30, 2001 and 2000                                                            5

           Notes to Consolidated Financial Statements                                        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                     9

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                       14


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                15

ITEM 2.    Changes in Securities                                                            15

ITEM 3.    Defaults Upon Senior Securities                                                  15

ITEM 4.    Submission of Matters to a Vote of Security-Holders                              15

ITEM 5.    Other Information                                                                15

ITEM 6.    Exhibits and Reports on Form 8-K                                                 15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2001          2000
                                                                                    ---------     ------------
                                                        ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                      $  20,863      $  15,848
     Marketable securities                                                            184,382        158,891
     Accounts receivable, net                                                          19,160         49,923
     Deferred commissions                                                               5,017          7,873
     Prepaid income taxes                                                                 721          3,632
     Prepaid expenses and other current assets                                          7,078          6,255
                                                                                    ---------      ---------
           Total current assets                                                       237,221        242,422
                                                                                    ---------      ---------

  LONG-TERM ASSETS:
     Property and equipment, net                                                       24,268         22,128
     Goodwill and other intangible assets, net                                         14,852         15,358
     Deferred income taxes                                                             18,848         16,968
     Other assets                                                                      10,222          6,927
                                                                                    ---------      ---------
           Total long-term assets                                                      68,190         61,381
                                                                                    ---------      ---------
           Total assets                                                             $ 305,411      $ 303,803
                                                                                    =========      =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                                               $   3,046      $   3,993
     Customer deposits                                                                  1,267          1,200
     Accrued expenses                                                                  17,275         17,384
     Accrued income taxes                                                               1,771          1,771
     Deferred revenue                                                                  76,142        102,527
                                                                                    ---------      ---------
           Total current liabilities                                                   99,501        126,875
                                                                                    ---------      ---------

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value
       Authorized--500 shares
       Issued and outstanding--none                                                        --             --
     Common stock, $.01 par value
       Authorized--125,000 shares
       Issued and outstanding--22,499 and 21,812 shares
         at June 30, 2001 and December 31, 2000, respectively                             225            218
     Additional paid-in capital                                                       148,463        131,018
     Retained earnings                                                                 56,595         46,048
     Accumulated other comprehensive income (loss)                                        627           (356)
                                                                                    ---------      ---------
           Total stockholders' equity                                                 205,910        176,928
                                                                                    ---------      ---------
           Total liabilities and stockholders' equity                               $ 305,411      $ 303,803
                                                                                    =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                          --------------------      --------------------
                                                            2001         2000         2001        2000
                                                          -------      -------      -------      -------
  REVENUES:
     Core research                                        $32,963      $28,011      $68,315      $51,769
     Advisory services and other                           13,451       10,269       21,744       17,327
                                                          -------      -------      -------      -------
           Total revenues                                  46,414       38,280       90,059       69,096
                                                          -------      -------      -------      -------
  OPERATING EXPENSES:
     Cost of services and fulfillment                      15,138       11,674       27,436       20,968
     Selling and marketing                                 16,909       14,323       34,654       26,537
     General and administrative                             4,790        4,703        9,766        8,483
     Depreciation and amortization                          2,777        1,750        5,499        3,182
                                                          -------      -------      -------      -------
           Total operating expenses                        39,614       32,450       77,355       59,170
                                                          -------      -------      -------      -------
           Income from operations                           6,800        5,830       12,704        9,926

  OTHER INCOME, NET                                         2,148        1,972        3,905        3,425
                                                          -------      -------      -------      -------
           Income before income tax provision               8,948        7,802       16,609       13,351

  INCOME TAX PROVISION                                      3,266        2,926        6,062        5,007
                                                          -------      -------      -------      -------
           Net income                                     $ 5,682      $ 4,876      $10,547      $ 8,344
                                                          =======      =======      =======      =======

  BASIC NET INCOME PER COMMON SHARE                       $  0.25      $  0.23      $  0.47      $  0.41
                                                          =======      =======      =======      =======

  DILUTED NET INCOME PER COMMON SHARE                     $  0.24      $  0.20      $  0.44      $  0.35
                                                          =======      =======      =======      =======

  BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         22,451       20,895       22,253       20,422
                                                          =======      =======      =======      =======

  DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       23,722       24,727       24,196       24,152
                                                          =======      =======      =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                             -------------------------
                                                                                                2001            2000
                                                                                             ---------       ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $  10,547       $   8,344
     Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization                                                             5,499           3,182
       Loss on disposals of property and equipment                                                 254              --
       Deferred income taxes                                                                     5,584           5,007
       Increase in provision for doubtful accounts                                                 335             493
       Amortization of premium (accretion of discount) on marketable securities                    126            (148)
       Changes in assets and liabilities--
         Accounts receivable                                                                    29,997           9,483
         Deferred commissions                                                                    2,856          (1,460)
         Prepaid income taxes                                                                    2,935              --
         Prepaid expenses and other current assets                                                (959)           (552)
         Accounts payable                                                                         (905)            173
         Customer deposits                                                                          74             268
         Accrued expenses                                                                          276           6,093
         Deferred revenue                                                                      (25,749)         15,458
                                                                                             ---------       ---------
                Net cash provided by operating activities                                       30,870          46,341
                                                                                             ---------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (7,647)         (6,597)
     Purchases of non-marketable investments                                                    (3,318)         (1,500)
     Decrease in other assets                                                                       93              26
     Purchases of marketable securities                                                       (123,471)       (228,395)
     Proceeds from sales and maturities of marketable securities                                98,801         169,596
                                                                                             ---------       ---------
                Net cash used in investing activities                                          (35,542)        (66,870)
                                                                                             ---------       ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the sale of common stock                                                     --          22,647
     Proceeds from issuances of common stock under stock option plans and employee stock
       purchase plan                                                                             9,988          11,858
                                                                                             ---------       ---------
                Net cash provided by financing activities                                        9,988          34,505
                                                                                             ---------       ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (301)            (54)
                                                                                             ---------       ---------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      5,015          13,922

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                15,848          13,445
                                                                                             ---------       ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  20,863       $  27,367
                                                                                             =========       =========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                              $     550       $      --
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

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes which appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by Forrester's independent public accountants. The results of operations for the periods ended June 30, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001, or any other period.

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

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         ---------------------     ---------------------
                                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                           2001        2000         2001         2000
                                                         --------     --------     --------     --------
Basic weighted average common shares outstanding          22,451       20,895       22,253       20,422
Weighted average common equivalent shares                  1,271        3,832        1,943        3,730
                                                         --------     --------     --------     --------
Diluted weighted average shares outstanding               23,722       24,727       24,196       24,152
                                                         ========     ========     ========     ========

As of June 30, 2001 and 2000, 2,828,000 and 68,500 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three- and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              ------------------------    ---------------------
                                                              JUNE 30,       JUNE 30,     JUNE 30,     JUNE 30,
                                                                2001           2000         2001        2000
                                                              --------       --------     --------     --------
Unrealized (loss) gain on marketable securities,
  net of taxes                                                $   (183)      $     27     $    942     $     17
Cumulative translation adjustment                                 (302)           (53)          41         (127)
                                                              --------       --------     --------     --------
Total other comprehensive (loss) income                       $   (485)      $    (26)    $    983     $   (110)
                                                              ========       ========     ========     ========

NOTE 4 - NON-MARKETABLE INVESTMENTS

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2001, Forrester had not determined that a permanent impairment had occurred.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of June 30, 2001, Forrester had not determined that a permanent impairment had occurred.

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. Forrester has adopted a cash bonus plan to pay bonuses, measured by the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of June 30, 2001, Forrester had contributed approximately $5.5 million to the private equity investment funds. These investments are being accounted for using the cost method and, accordingly, are being valued at cost unless a permanent impairment in their value occurs or the investments are liquidated. As of June 30, 2001, Forrester had not determined that a permanent impairment had occurred.

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

In December 2000, Forrester determined that its investment in Greenfield had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a one-time charge of $950,000 to other income in the statement of income for the three-month period ended December 31, 2000. As of June 30, 2001, Forrester has determined that no further permanent impairment has occurred.

NOTE 5 - SEGMENT AND ENTERPRISE WIDE REPORTING

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group, as defined under SFAS No. 131, is its Executive Team, consisting of its executive officers. To date, Forrester has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Foreign-based assets comprised approximately $25.7 million and $32.2 million of total consolidated assets as of June 30, 2001 and December 31, 2000, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (dollars in thousands):

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              ---------------------------    ------------------------------
                                                JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,
                                                  2001            2000            2001             2000
                                              -----------      ----------    -------------     ------------
United States                                 $    32,907      $   27,938     $     63,282     $     50,790
United Kingdom                                      3,711           3,430            7,112            6,059
Europe (excluding United Kingdom)                   5,011           3,529           10,099            5,983
Canada                                              2,389           1,577            4,524            3,040
Other                                               2,396           1,806            5,042            3,224
                                              -----------      ----------    -------------     ------------
                                              $    46,414      $   38,280    $      90,059     $     69,096
                                              ===========      ==========    =============     ============

United States                                         71%             73%              70%              74%
United Kingdom                                         8               9                8                9
Europe (excluding United Kingdom)                     11               9               11                9
Canada                                                 5               4                5                4
Other                                                  5               5                6                4
                                              -----------      ----------    -------------     ------------
                                                     100%            100%             100%             100%
                                              ===========      ==========    =============     ============


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS no. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead these assets will be reviewed for impairment on a periodic basis beginning with the first quarter in the fiscal year ending in December 2002. Management is currently evaluating the impact that this statement will have on Forrester's financial statements.

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all periods beginning after June 15, 2000, and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS No. 133 in the period ended June 30, 2001 did not have a material impact on Forrester's consolidated financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENT

On July 12, 2001, Forrester announced a sales force reorganization and general workforce reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its workforce by 111 positions and expects to record a one-time charge in the quarter ending September 30, 2001 of approximately $3.0 million to $4.0 million. This charge will consist of severance and related expenses from the reduction of the workforce, and other charges related to the reorganization, including office consolidations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the private securities litigation reform act of 1995. Words such as "Expects," "Believes," "Anticipates," "Intends," "Plans," "Estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate business and economic conditions, market trends, competition, the need to retain qualified professional staff, possible variations in our quarterly operating results, our dependence on renewals for our membership-based research services and on key personnel, the actual amount of the one-time workforce reduction charge, and risks associated with our ability to offer new products and services. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the SEC and is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this quarterly report to "We," "Us," and "Our" refer to Forrester Research, Inc. and our subsidiaries.

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

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 4% to $155.2 million at June 30, 2001 from $148.6 million at June 30, 2000. No single client accounted for more than 2% of agreement value at June 30, 2001. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 64% of our client companies with memberships expiring during the twelve-months ended June 30, 2001 renewed one or more memberships for our products and services, compared with 74% during the twelve-months ended June 30, 2000. The decline in renewal rates is reflective of a more difficult economic environment. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

     On July 12, 2001, we announced a sales force reorganization and general workforce reduction in response to conditions and demands of the market and the slower economy. As a result, we reduced our workforce by 111 positions and expects to record a one-time charge in the quarter ending September 30, 2001 of approximately $3.0 million to $4.0 million. This charge will consist of severance and related expenses from the reduction of the workforce, and other charges related to the reorganization, including office consolidations.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                        ------------------         ----------------
                                        2001          2000         2001        2000
                                        ----          ----         ----        ----
Core research                             71%           73%          76%        75%
Advisory services and other               29            27           24         25
                                        ----          ----         ----        ---
Total revenues                           100           100          100        100

Cost of services and fulfillment          33            31           30         30
Selling and marketing                     36            37           39         39
General and administrative                10            12           11         12
Depreciation and amortization              6             5            6          5
                                        ----          ----         ----        ---
Income from operations                    15            15           14         14
Interest income                            4             5            4          5
                                        ----          ----         ----        ---
Income before income tax provision        19            20           18         19
Provision for income taxes                 7             7            6          7
                                        ----          ----         ----        ---
Net income                                12%           13%          12%        12%
                                        ====          ====         ====        ===

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     REVENUES. Total revenues increased 21% to $46.4 million in the three months ended June 30, 2001 from $38.3 million in the three months ended June 30, 2000. Revenues from core research increased 18% to $33.0 million in the three months ended June 30, 2001 from $28.0 million in the three months ended June 30, 2000. The increases in total revenues and revenues from core research were primarily attributable to sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues for the three months ended June 30, 2001.

     Advisory services and other revenues increased 31% to $13.5 million in the three months ended June 30, 2001 from $10.3 million in the three months ended June 30, 2000. This increase was primarily attributable to the increase in the number of events held to five in the three months ended June 30, 2001 from three in the three months ended June 30, 2000, increased demand for our advisory services programs, and the increase in research staff to 207 employees at June 30, 2001 from 159 at June 30, 2000.

     Revenues attributable to customers outside the United States increased 31% to $13.5 million in the three months ended June 30, 2001 from $10.3 million in the three months ended June 30, 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 29% for the three months ended June 30, 2001 from 27% in the three months ended June 30, 2000. The increase in international revenues is primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our Research Centres in London, England and Frankfurt, Germany, and the increase in direct sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rate have not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 33% in the three months ended June 30, 2001 from 31% in the three months ended June 30, 2000. These expenses increased 30% to $15.1 million in the three months ended June 30, 2001 from $11.7 million in the three months ended June 30, 2000. The increase in these expenses as a percentage of revenues was principally due to the increase in the number of events hosted during the three months ended June 30, 2001 and additional survey costs associated with our new TechRankings(R) product offerings. The increase in these expenses in the three months ended June 30, 2001 was principally due to additional compensation associated with the increase in research staff, as well as the increases in survey costs and the number of events hosted during the three months ended June 30, 2001.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 36% in the three months ended June 30, 2001 from 37% in the three months ended June 30, 2000. These expenses increased 18% to $16.9 million in the three months ended June 30, 2001 from $14.3 million in the three months ended June 30, 2000. The decrease in these expenses as a percentage of revenues was principally due to decreased travel and recruiting costs and reflects a larger revenue base in three months ended June 30, 2001. The increase in expenses in the three months ended June 30, 2001 was principally due to additional compensation associated with the increase in the number of sales and marketing personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 10% in the three months ended June 30, 2001 from 12% in the three months ended June 30, 2000. These expenses increased 2% to $4.8 million in the three months ended June 30, 2001 from $4.7 million in the three months ended June 30, 2000. The decrease in these expenses as a percentage of revenues was principally due to decreased travel and recruiting costs and reflects a larger revenue base in the three months ended June 30, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 59% to $2.8 million in the three months ended June 30, 2001, including $261,000 related to the amortization of goodwill, from $1.8 million in the three months ended June 30, 2000. The increase in these expenses was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 9% to $2.1 million in the three months ended June 30, 2001 from $2.0 million in the three months ended June 30, 2000. The increase was due to additional interest income from higher cash and marketable securities balances. Other income also includes a loss of $254,000 realized on the disposal of property and equipment related to relocating our European headquarters to new office space in Amsterdam.

     PROVISION FOR INCOME TAXES. During the three months ended June 30, 2001, we recorded a tax provision of $3.3 million, reflecting an effective tax rate of 36.5%. During the three months ended June 30, 2000, we recorded a tax provision of $2.9 million, which reflected an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     REVENUES. Total revenues increased 30% to $90.1 million in the six months ended June 30, 2001 from $69.1 million in the six months ended June 30, 2000. Revenues from core research increased 32% to $68.3 million in the six months ended June 30, 2001 from $51.8 million in the six months ended June 30, 2000. The increases in total revenues and revenues from core research were primarily attributable to sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues for the six months ended June 30, 2001.

     Advisory services and other revenues increased 25% to $21.7 million in the six months ended June 30, 2001 from $17.3 million in the six months ended June 30, 2000. This increase was primarily attributable to increased demand for our advisory services programs, the increase in research staff to 207 employees at June 30, 2001 from 159 at June 30, 2000, and the increase in the number of events held to six in the first half of 2001 from five in the first half of 2000.

     Revenues attributable to customers outside the United States increased 46% to $26.8 million in the six months ended June 30, 2001 from $18.3 million in the six months ended June 30, 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 30% for the six months ended June 30, 2001 from 26% in the six months ended June 30, 2000. The increase in international revenues is primarily attributable to the continued expansion of our European headquarters in Amsterdam, the Netherlands, and our Research Centres in London, England and Frankfurt, Germany, and the increase in sales personnel at each location. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rate have not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment remained constant as a percentage of total revenues at 30% in the six months ended June 30, 2001 and 2000. These expenses increased 31% to $27.4 million in the six months ended June 30, 2001 from $21.0 million in the six months ended June 30, 2000. The increase in these expenses in the six months ended June 30, 2001 was principally due to additional compensation associated with the increase in research staff, additional survey costs associated with our new TechRankings(R) product offerings, and the increase in the number of events hosted during the first half of 2001.

     SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 39% in the six months ended June 30, 2001 and 2000. These expenses increased 31% to $34.7 million in the six months ended June 30, 2001 from $26.5 million in the six months ended June 30, 2000. The increase in these expenses was principally due to additional compensation associated with the increase in the number of sales and marketing personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the six months ended June 30, 2001 from 12% in the six months ended June 30, 2000. These expenses increased 15% to $9.8 million in the six months ended June 30, 2001 from $8.5 million in the six months ended June 30, 2000. The decrease in these expenses as a percentage of revenues was principally due to decreased travel and recruiting costs and reflects a larger revenue base in the first half of 2001. The increase in expenses in the six months ended June 30, 2001 was principally due to additional compensation associated with increased staffing in our technology, operations, finance, and strategy groups.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 73% to $5.5 million in the six months ended June 30, 2001, including $522,000 related to the amortization of goodwill, from $3.2 million in the six months ended June 30, 2000. The increase in these expenses was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 14% to $3.9 million in the six months ended June 30, 2001 from $3.4 million in the six months ended June 30, 2000. The increase was due to additional interest income from higher cash and marketable securities balances. Other income also includes a loss of $254,000 realized on the disposal of property and equipment related to relocating our European headquarters.

     PROVISION FOR INCOME TAXES. During the six months ended June 30, 2001, we recorded a tax provision of $6.1 million, reflecting an effective tax rate of 36.5%. During the six months ended June 30, 2000, we recorded a tax provision of $5.0 million, which reflected an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 76% of our revenues for the six months ended June 30, 2001, are annually renewable and are generally payable in advance. We generated $30.9 million and $46.3 million in cash from operating activities during the six months ended June 30, 2001 and 2000, respectively. This decline in cash from operations is primarily the result of the decrease in deferred revenues which is reflective of the more difficult economic environment.

     During the six months ended June 30, 2001, we used $35.5 million of cash in investing activities, consisting primarily of $7.6 million for purchases of property and equipment and $28.0 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During the six months ended June 30, 2001, we generated $10.0 million in proceeds from exercises of employee stock options and our employee stock purchase plan. As a result of these option exercises during the six months ended June 30, 2001, we will receive a tax benefit in the form of a tax deduction that will offset approximately $7.5 million of our taxable income. The offset to this deferred tax benefit has been reflected as an increase in our additional paid-in capital within shareholders' equity.

     As of June 30, 2001, we had cash and cash equivalents of $20.9 million and $184.4 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure over the next twelve months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, measured by the proceeds of a portion of the net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of June 30, 2001, we had contributed approximately $5.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

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

     Principal amounts by expected maturity in U.S. dollars (in thousands, except interest rates):

                                         FAIR VALUE                                              FY 2003
                                         AT JUNE 30,                                               AND
                                            2001              FY 2001          FY 2002          THEREAFTER
                                         ----------           -------          -------          ----------
  Cash equivalents                       $  16,491           $ 16,491         $     --           $     --
  Weighted average interest rate              4.20%              4.20%              --%                --%

  Investments                            $ 184,382           $ 78,548         $ 74,060           $ 31,774
  Weighted average interest rate              4.36%              4.02%            4.74%              4.31%

  Total portfolio                        $ 200,873           $ 95,039         $ 74,060           $ 31,774
  Weighted average interest rate              4.35%              4.05%            4.74%              4.31%


     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999, and has not, to date, had a significant impact on our financial position or results of operations. We are prepared to hedge against fluctuations in the Euro and other foreign currencies if our foreign exchange exposure becomes material. As of June 30, 2001, the total assets related to non-dollar-denominated currencies was approximately $25.7 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Forrester is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders ("Meeting") was held on May 8, 2001. At the Meeting, Henk W. Broeders and George R. Hornig were re-elected as Class II Directors of the Board of Directors. Below are the votes by which each Director was elected:
                          Total Vote             Total Vote Withheld
                          For Director           From Director
--------------------------------------------------------------------
Henk W. Broeders          20,729,959             87,278
--------------------------------------------------------------------
George R. Hornig          20,729,929             87,308
--------------------------------------------------------------------


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

                                     Date:  August 14, 2001




                                     By: /s/ Susan Whirty Maffei
                                        ----------------------------------------
                                        Susan Whirty Maffei, Esq.
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                     Date:  August 14, 2001