Form 10-Q
period 2001-09-30
FORRESTER RESEARCH INC
filed 2001-11-14
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

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

Yes [X]      No [ ]

     As of November 12, 2001, 22,927,637 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and
          December 31, 2000                                                   3

          Consolidated Statements of Income for the Three and Nine
          Month Periods Ended September 30, 2001 and 2000                     4

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 2001 and 2000                           5

          Notes to Consolidated Financial Statements                          6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk         15


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  16

ITEM 2.   Changes in Securities                                              16

ITEM 3.   Defaults Upon Senior Securities                                    16

ITEM 4.   Submission of Matters to a Vote of Security-Holders                16

ITEM 5.   Other Information                                                  16

ITEM 6.   Exhibits and Reports on Form 8-K                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                         SEPTEMBER 30,  DECEMBER 31,
                                                            2001           2000
                                                         -------------  ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  15,657      $  15,848
  Marketable securities                                     186,742        158,891
  Accounts receivable, net                                   17,174         49,923
  Deferred commissions                                        4,171          7,873
  Prepaid income taxes                                          894          3,632
  Prepaid expenses and other current assets                   7,529          6,255
                                                          ---------      ---------
    Total current assets                                    232,167        242,422
                                                          ---------      ---------

LONG-TERM ASSETS:
  Property and equipment, net                                22,878         22,128
  Goodwill and other intangible assets, net                  14,594         15,358
  Deferred income taxes                                      18,519         16,968
  Other assets                                                9,955          6,927
                                                          ---------      ---------
    Total long-term assets                                   65,946         61,381
                                                          ---------      ---------
    Total assets                                          $ 298,113      $ 303,803
                                                          =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $   1,918      $   3,993
  Customer deposits                                           1,195          1,200
  Accrued expenses                                           17,128         17,384
  Accrued income taxes                                        1,771          1,771
  Deferred revenue                                           62,561        102,527
                                                          ---------      ---------
    Total current liabilities                                84,573        126,875
                                                          ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized--500 shares
    Issued and outstanding--none                                 --             --
  Common stock, $.01 par value
    Authorized--125,000 shares
    Issued and outstanding--22,834 and 21,812 shares
    at September 30, 2001 and December 31, 2000,
    respectively                                                228            218
  Additional paid-in capital                                153,268        131,018
  Retained earnings                                          59,272         46,048
  Accumulated other comprehensive income (loss)                 772           (356)
                                                          ---------      ---------
    Total stockholders' equity                              213,540        176,928
                                                          ---------      ---------
    Total liabilities and stockholders' equity            $ 298,113      $ 303,803
                                                          =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                        ----------------------      ----------------------
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------
REVENUES:
  Core research                                         $ 29,546      $ 32,270      $ 97,861      $ 84,039
  Advisory services and other                              4,864         7,867        26,608        25,194
                                                        --------      --------      --------      --------
    Total revenues                                        34,410        40,137       124,469       109,233
                                                        --------      --------      --------      --------
OPERATING EXPENSES:
  Cost of services and fulfillment                        10,428        11,294        37,864        32,262
  Selling and marketing                                   12,558        14,785        47,212        41,322
  General and administrative                               3,361         4,729        13,127        13,212
  Depreciation and amortization                            2,850         1,984         8,349         5,166
  Reorganization costs                                     3,108            --         3,108            --
                                                        --------      --------      --------      --------
    Total operating expenses                              32,305        32,792       109,660        91,962
                                                        --------      --------      --------      --------
    Income from operations                                 2,105         7,345        14,809        17,271

OTHER INCOME, NET                                          2,111         2,157         6,016         5,583
                                                        --------      --------      --------      --------
    Income before income tax provision                     4,216         9,502        20,825        22,854

INCOME TAX PROVISION                                       1,539         3,563         7,601         8,570
                                                        --------      --------      --------      --------
    Net income                                          $  2,677      $  5,939      $ 13,224      $ 14,284
                                                        ========      ========      ========      ========

BASIC NET INCOME PER COMMON SHARE                       $   0.12      $   0.28      $   0.59      $   0.69
                                                        ========      ========      ========      ========

DILUTED NET INCOME PER COMMON SHARE                     $   0.11      $   0.24      $   0.55      $   0.58
                                                        ========      ========      ========      ========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          22,714        21,407        22,406        20,750
                                                        ========      ========      ========      ========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        23,600        25,075        23,997        24,460
                                                        ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     2001           2000
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  13,224       $  14,284
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization                                     8,349           5,166
    Write-downs of non-marketable investments                         1,830              --
    Loss on disposals of property and equipment                         254              --
    Deferred income taxes                                             7,067           8,570
    Non-cash gain on sale of Adwatch                                 (1,664)             --
    Non-cash reorganization costs                                       471              --
    Increase in provision for doubtful accounts                         885             787
    Changes in assets and liabilities--
      Accounts receivable                                            31,441           3,541
      Deferred commissions                                            3,702          (2,673)
      Prepaid income taxes                                            2,900              --
      Prepaid expenses and other current assets                      (1,450)         (1,455)
      Accounts payable                                               (2,066)          1,017
      Customer deposits                                                  (5)            580
      Accrued expenses                                                 (156)         15,606
      Deferred revenue                                              (39,388)         23,376
                                                                  ---------       ---------
        Net cash provided by operating activities                    25,394          68,799
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (9,126)        (12,872)
  Purchases of non-marketable investments                            (3,318)         (5,525)
  Increase in other assets                                              210              64
  Purchases of marketable securities                               (165,020)       (304,568)
  Proceeds from sales and maturities of
    marketable securities                                           138,296         234,254
                                                                  ---------       ---------
        Net cash used in investing activities                       (38,958)        (88,647)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock under stock
    option plans and employee stock purchase plan                    13,642          18,446
  Net proceeds from the sale of common stock                             --          22,647
                                                                  ---------       ---------
        Net cash provided by financing activities                    13,642          41,093
                                                                  ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (269)           (155)
                                                                  ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (191)         21,090

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       15,848          13,445
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  15,657       $  34,535
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                      $     746       $      --
                                                                  =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes which appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by Forrester's independent public accountants. The results of operations for the periods ended September 30, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001, or any other period.

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

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       2001        2000        2001        2000
                                                      ------      ------      ------      ------
Basic weighted average common shares outstanding      22,714      21,407      22,406      20,750
Weighted average common equivalent shares                886       3,668       1,591       3,710
                                                      ------      ------      ------      ------

Diluted weighted average shares outstanding           23,600      25,075      23,997      24,460
                                                      ======      ======      ======      ======

As of September 30, 2001 and 2000, approximately 3,472,000 and 36,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of other comprehensive income for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                2001         2000         2001        2000
                                               ------       ------       ------      ------
Unrealized gain on marketable securities,
  net of taxes                                 $  172       $  241       $1,114      $  258
Cumulative translation adjustment                 (27)        (443)          14        (570)
                                               ------       ------       ------      ------

Total other comprehensive income (loss)        $  145       $ (202)      $1,128      $ (312)
                                               ======       ======       ======      ======

NOTE 4 - REORGANIZATION AND WORKFORCE REDUCTION

On July 12, 2001, Forrester announced a sales force reorganization and general workforce reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its workforce by 111 positions and recorded a one-time charge of approximately $3.1 million in the three months ended September 30, 2001. This charge consisted primarily of severance and related expenses from the workforce reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off include computer equipment, software, and furniture and fixtures related to employees and locations terminated in connection with the reorganization and workforce reduction.

Reorganization and workforce reduction costs as of September 30, 2001 are as follows (in thousands):

                                                                         Accrued as of
                                        Total      Non-cash     Cash     September 30,
                                       Charges     Charges    Payments        2001
                                       -------     --------   --------   -------------
Workforce reduction                    $2,149       $   --     $1,798        $  351
Facility consolidations and other
   related costs                          539           51        331           157
Depreciable assets                        420          420         --            --
                                       ------       ------     ------        ------

Total                                  $3,108       $  471     $2,129        $  508
                                       ======       ======     ======        ======

Forrester anticipates that a significant portion of the remaining liabilities accrued as of September 30, 2001 will be paid out in the three months ended December 31, 2001.

NOTE 5 - NON-MARKETABLE INVESTMENTS

In September 2001, Forrester sold its Internet AdWatch(TM) product to Evaliant Media Resources, LLC ("Evaliant"), an international provider of online advertising data, in exchange for shares of common stock representing an approximately 8.3% ownership interest in Evaliant. Revenues related to the Internet AdWatch(TM) product were not material to the Company's total revenues in any of the periods presented. This transaction resulted in a net gain to Forrester of approximately $1.7 million, which is classified as other income in the statement of income for the three months ended September 30, 2001. The investment in Evaliant is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of September 30, 2001, Forrester determined that a permanent impairment had not occurred.

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of September 30, 2001, Forrester determined that a permanent impairment had not occurred.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of approximately $836,000 to other income in the statement of income for the three months ended September 30, 2001. As of September 30, 2001, Forrester determined that no further permanent impairment had occurred.

 In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. Forrester has adopted a cash bonus plan to pay bonuses, measured by the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of September 30, 2001, Forrester had contributed approximately $5.6 million to the investment funds. These investment funds are being accounted for using the equity method. Accordingly, Forrester records their pro-rata share of the investment funds' performance each period as other income in the statement of operations. The carrying value of the investment funds as of September 30, 2001 was approximately $4.2 million. During the three- and nine-month periods ended September 30, 2001, Forrester recorded charges to other income in the statement of operations of approximately $1.0 million and $1.3 million, respectively, each including approximately $907,000 due to the permanent impairment of certain investments within the portfolio of one of the investment funds. During the three- and nine-month periods ended September 30, 2000, Forrester recorded charges to other income in the statement of operations of approximately $36,000 and $186,000, respectively.

In May 1999, Forrester invested $1.0 million in a holding company that is the majority shareholder of Greenfield Online, Inc. ("Greenfield"), an Internet-based marketing research firm. As a result of this investment, Forrester effectively owned approximately a 3.4% ownership interest in Greenfield. In March 2000 and June 2000, Forrester entered into additional Note and Warrant Agreements with Greenfield. Pursuant to these agreements, Forrester loaned Greenfield an aggregate of $216,000 bearing interest at 10% per annum. Forrester also received warrants to purchase additional equity in Greenfield. In August 2000, and concurrent with an additional round of financing in which Forrester did not participate, the notes, related accrued interest, and warrants were all converted into common stock such that Forrester's effective ownership interest in Greenfield was approximately 3.1%. This investment is being accounted for using the cost method and accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In December 2000, Forrester determined that its investment in Greenfield had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of approximately $950,000 to other income in the statement of income for the three months ended December 31, 2000. As of September 30, 2001, Forrester determined that no further permanent impairment has occurred.

NOTE 6 - SEGMENT AND ENTERPRISE WIDE REPORTING

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes selected standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group, as defined under SFAS No. 131, is its Executive Team, consisting of its executive officers. To date, Forrester has viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Foreign-based assets comprised approximately $24.6 million and $32.2 million of total consolidated assets as of September 30, 2001 and December 31, 2000, respectively.

Net revenues by geographic destination and as a percentage of total revenues are as follows (dollars in thousands):

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                         2001          2000          2001          2000
                                       --------      --------      --------      --------
United States                          $ 24,096      $ 30,016      $ 87,379      $ 80,806
United Kingdom                            3,062         2,853        10,174         8,911
Europe (excluding United Kingdom)         3,763         3,399        13,862         9,382
Canada                                    1,456         1,643         5,980         4,683
Other                                     2,033         2,226         8,074         5,451
                                       --------      --------      --------      --------
                                       $ 34,410      $ 40,137      $124,469      $109,233
                                       ========      ========      ========      ========

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       2001        2000      2001        2000
                                       ----        ----      ----        ----
United States                           70%         75%       70%         74%
United Kingdom                           9           7         8           8
Europe (excluding United Kingdom)       11           8        11           9
Canada                                   4           4         5           4
Other                                    6           6         6           5
                                       ---         ---       ---         ---
                                       100%        100%      100%        100%
                                       ---         ---       ---         ---

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of this statement on its results of operations and financial position until such time as its provisions are applied.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead these assets will be reviewed for impairment on a periodic basis beginning with the first quarter in the fiscal year ending in December 2002. Management is currently evaluating the impact that this statement will have on Forrester's financial statements. During the three- and nine-month periods ended September 30, 2001, approximately $261,000 and $783,000, respectively, were charged to operations related to the amortization of goodwill.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of this statement on its results of operations and financial position until such time as its provisions are applied.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the private securities litigation reform act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate business and economic conditions, market trends, competition, the need to retain qualified professional staff, possible variations in our quarterly operating results, our dependence on renewals for our membership-based research services and on key personnel, and risks associated with our ability to offer new products and services. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the SEC and is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this quarterly report to "we," "us," and "our" refer to Forrester Research, Inc. and our subsidiaries.

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

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased 21% to $133.0 million at September 30, 2001 from $167.5 million at September 30, 2000. No single client accounted for more than 2% of agreement value at September 30, 2001. Our experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 57% of our client companies with memberships expiring during the twelve months ended September 30, 2001 renewed one or more memberships for our products and services, compared with 74% during the twelve months ended September 30, 2000. Deferred revenue decreased 30% to $62.6 million at September 30, 2001 from $89.4 million at September 30, 2000. The declines in agreement value, deferred revenue, and renewal rates are reflective of a more difficult economic environment. This renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

On July 12, 2001, we announced a sales force reorganization and general workforce reduction in response to conditions and demands of the market and a slower economy. As a result, we reduced our workforce by 111 positions and recorded a one-time charge of approximately $3.1 million in the three months ended September 30, 2001. This charge consisted primarily of severance and related expenses from the reorganization and workforce reduction, but also included office consolidation costs and the write-off of related depreciable assets.

In July 2001, new accounting pronouncements were issued that result in significant changes in accounting for both past and future mergers and acquisitions. Specifically, goodwill and certain other intangible assets determined to have an infinite life will no longer be amortized. Instead management will review these assets for impairment on a periodic basis beginning with the three months ending in March 2002. We are currently evaluating the impact that this change in accounting will have on our financial statements. During the three- and nine-month periods ended September 30, 2001, approximately $261,000 and $783,000, respectively, was charged to operations related to the amortization of goodwill.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                    ------------------        -----------------
                                    2001          2000        2001         2000
                                    ----          ----        ----         ----

Core research                        86%           80%         79%          77%
Advisory services and other          14            20          21           23
                                    ---           ---         ---          ---
Total revenues                      100           100         100          100

Cost of services and fulfillment     31            28          30           29
Selling and marketing                36            37          38           38
General and administrative           10            12          10           12
Depreciation and amortization         8             5           7            5
Reorganization costs                  9            --           3
                                    ---           ---         ---          ---
Income from operations                6            18          12           16
Interest income                       6             6           5            5
                                    ---           ---         ---          ---
Income before income tax provision   12            24          17           21
Provision for income taxes            4             9           6            8
                                    ---           ---         ---          ---
Net income                            8%           15%         11%          13%
                                    ===           ===         ===          ===


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES. Total revenues decreased 14% to $34.4 million in the three months ended September 30, 2001 from $40.1 million in the three months ended September 30, 2000. Revenues from core research decreased 8% to $29.5 million in the three months ended September 30, 2001 from $32.3 million in the three months ended September 30, 2000. The decreases in total revenues and revenues from core research were primarily attributable to the decline in renewal rates, lower client enrichment rates, and slower generation of new business as a result of the more difficult economic environment. No single client company accounted for more than 2% of revenues for the three months ended September 30, 2001.

Advisory services and other revenues decreased 38% to $4.9 million in the three months ended September 30, 2001 from $7.9 million in the three months ended September 30, 2000. This decrease was primarily attributable the postponement of our Marketing Forum which was to be held in New York City in late September, and a decrease in other advisory services performed as travel restrictions greatly hampered the ability of our research analysts to meet with clients. As a result of postponing our New York City event, we held no events in the three months ended September 30, 2001 as compared to two events in the three months September 30, 2000.

Revenues attributable to customers outside the United States increased 2% to $10.3 million in the three months ended September 30, 2001 from $10.1 million in the three months ended September 30, 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 30% for the three months ended September 30, 2001 from 25% in the three months ended September 30, 2000. The increase in international revenues is primarily attributable to the expansion of our European operations, specifically our headquarters in Amsterdam, the Netherlands, and our Research Centres in London, England and Frankfurt, Germany. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 31% in the three months ended September 30, 2001 from 28% in the three months ended September 30, 2000. These expenses decreased 8% to $10.4 million in the three months ended September 30, 2001 from $11.3 million in the three months ended September 30, 2000. The increase in expense as a percentage of revenues was principally due to additional survey costs associated with our new TechRankings(R) and Technographics(R) product offerings and the effect of a lower revenue base. The decrease in these expenses in the three months ended September 30, 2001 was principally due to reductions in compensation and travel offsetting the additional survey costs.

SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 36% in the three months ended September 30, 2001 from 37% in the three months ended September 30, 2000. These expenses decreased 15% to $12.6 million in the three months ended September 30, 2001 from $14.8 million in the three months ended September 30, 2000. The decrease in expense as a percentage of revenues was principally due to decreased travel. The decrease in these expenses was principally due to lower compensation and decreased travel as a result of the July reorganization and workforce reduction which decreased the number of direct sales personnel to 183 as of September 30, 2001 from 236 as of September 30, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 10% in the three months ended September 30, 2001 from 12% in the three months ended September 30, 2000. These expenses decreased 29% to $3.4 million in the three months ended September 30, 2001 from $4.7 million in the three months ended September 30, 2000. The decrease in these expenses and in expense as a percentage of revenues was principally due to reductions in the number of general and administrative staff resulting in lower compensation and decreased travel in the three months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 44% to $2.8 million in the three months ended September 30, 2001 from $2.0 million in the three months ended September 30, 2000. The increase in these expenses was principally due to previous purchases of computer equipment, software, and leasehold improvements to support business growth, as well as $261,000 related to the amortization of goodwill.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 2% to $2.1 million in the three months ended September 30, 2001 from $2.2 million in the three months ended September 30, 2000. While interest income remained relatively constant in both periods, the decrease was a result of aggregate write-downs of approximately $1.8 million on certain non-marketable investments that slightly exceeded the approximate $1.7 million gain realized on the sale of our Internet AdWatch(TM) product to Evaliant. Revenues related to the Internet AdWatch(TM) product were not material to the Company's total revenues in any of the periods presented.

PROVISION FOR INCOME TAXES. During the three months ended September 30, 2001, we recorded a tax provision of $1.5 million, reflecting an effective tax rate of 36.5%. During the three months ended September 30, 2000, we recorded a tax provision of $3.6 million, which reflected an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES. Total revenues increased 14% to $124.5 million in the nine months ended September 30, 2001 from $109.2 million in the nine months ended September 30, 2000. Revenues from core research increased 16% to $97.9 million in the nine months ended September 30, 2001 from $84.0 million in the nine months ended September 30, 2000. The increases in total revenues and revenues from core research were primarily attributable to sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues for the nine months ended September 30, 2001.

Advisory services and other revenues increased 6% to $26.6 million in the nine months ended September 30, 2001 from $25.2 million in the nine months ended September 30, 2000. This increase was primarily attributable to increased demand for our advisory services programs.

Revenues attributable to customers outside the United States increased 30% to $37.1 million in the nine months ended September 30, 2001 from $28.4 million in the nine months ended September 30, 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 30% for the nine months ended September 30, 2001 from 26% in the nine months ended September 30, 2000. The increase in international revenues is primarily attributable to the continued expansion of our European operations, specifically our headquarters in Amsterdam, the Netherlands, and our Research Centres in London, England and Frankfurt, Germany. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 30% in the nine months ended September 30, 2001 from 29% in the nine months ended September 30, 2000. These expenses increased 17% to $37.9 million in the nine months ended September 30, 2001 from $32.3 million in the nine months ended September 30, 2000. The increases in these expenses and in expense as a percentage of revenues were principally due to additional survey costs associated with our new TechRankings(R) and Technographics(R) product offerings. The increase in these expenses in the nine months ended September 30, 2001 was also due to additional compensation associated with the increased research staff.

SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 38% in the nine months ended September 30, 2001 and 2000. These expenses increased 14% to $47.2 million in the nine months ended September 30, 2001 from $41.3 million in the nine months ended September 30, 2000. The increase in these expenses was principally due to additional compensation associated with the increase in the number of sales and marketing personnel in the nine months ended September 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 10% in the nine months ended September 30, 2001 from 12% in the nine months ended September 30, 2000. These expenses decreased 1% to $13.1 million in the nine months ended September 30, 2001 from $13.2 million in the nine months ended September 30, 2000. The decreases in these expenses and in expense as a percentage of revenues were principally due to lower compensation, travel, and recruiting costs resulting from a reduction in the number of general and administrative staff in the nine months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 62% to $8.3 million in the nine months ended September 30, 2001 from $5.2 million in the nine months ended September 30, 2000. The increase in these expenses was principally due to previous purchases of computer equipment, software, and leasehold improvements to support business growth, as well as $783,000 related to the amortization of goodwill.

OTHER INCOME, NET. Other income, consisting primarily of interest income, increased 8% to $6.0 million in the nine months ended September 30, 2001 from $5.6 million in the nine months ended September 30, 2000. The increase reflects additional interest income from higher cash and marketable securities balances. Also included in other income are aggregate write-downs of approximately $1.8 million on certain non-marketable investments, a gain of approximately $1.7 million realized on the sale of our Internet AdWatch(TM) product to Evaliant, and a loss of approximately $254,000 realized on the disposal of property and equipment related to relocating our European headquarters.

PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2001, we recorded a tax provision of $6.6 million, reflecting an effective tax rate of 36.5%. During the nine months ended September 30, 2000, we recorded a tax provision of $8.6 million, which reflected an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 79% of our revenues for the nine months ended September 30, 2001, are annually renewable and are generally payable in advance. We generated $25.4 million and $68.6 million in cash from operating activities during the nine months ended September 30, 2001 and 2000, respectively. This decline in cash from operations is primarily the result of the decrease in deferred revenues which is reflective of the more difficult economic environment.

During the nine months ended September 30, 2001, we used $39.0 million of cash in investing activities, consisting primarily of $9.1 million for purchases of property and equipment and $30.0 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

During the nine months ended September 30, 2001, we generated $13.6 million in proceeds from exercises of employee stock options and our employee stock purchase plan. As a result of these employee stock activities during the nine months ended September 30, 2001, we will receive a tax benefit in the form of a tax deduction that will offset approximately $8.6 million of our taxable income. The offset to this deferred tax benefit has been reflected as an increase in our additional paid-in capital within shareholders' equity.

As of September 30, 2001, we had cash and cash equivalents of $15.7 million and marketable securities of $186.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure over the next twelve months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, measured by the proceeds of a portion of the net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of September 30, 2001, we had contributed approximately $5.6 million to the funds. In October 2001, we contributed an additional $1.6 million. The timing and amount of future contributions are entirely within the discretion of the investment funds. In September 2001, one of the private equity funds reported that certain investments within its portfolio had been permanently impaired. As a result, we recorded a write-down of $907,000 to other income in the statement of income for the three months ended September 30, 2001.

The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate obligations, federal agency obligations, and state and municipal bonds with a weighted-average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in U.S. dollars (in thousands, except interest rates):

                                      FAIR VALUE                                     FY 2003
                                    AT SEPTEMBER 30,                                   AND
                                         2001           FY 2001       FY 2002       THEREAFTER
                                    ----------------    --------      --------      ----------

Cash equivalents                       $  12,911        $ 12,911      $     --      $     --
Weighted average interest rate              3.34%           3.34%           --%           --%

Investments                            $ 186,742        $ 54,411      $ 74,000      $ 58,331
Weighted average interest rate              4.01%           3.39%         4.61%         3.82%

Total portfolio                        $ 199,653        $ 67,322      $ 74,000      $ 58,331
Weighted average interest rate              3.96%           3.38%         4.61%         3.82%



FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999, and has not, to date, had a significant impact on our financial position or results of operations. We are prepared to hedge against fluctuations in the Euro and other foreign currencies if our foreign exchange exposure becomes material. As of September 30, 2001, the total assets related to non-dollar-denominated currencies was approximately $24.6 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

                                     Date: November 14, 2001


                                     By: /s/ Susan Whirty Maffei
                                        ----------------------------------------
                                        Susan Whirty Maffei, Esq.
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                     Date: November 14, 2001