Form 10-K
period 2001-12-31
FORRESTER RESEARCH INC
filed 2002-03-20
CIK 1023313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-21433
                             ---------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 613-6000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS                                            Common Stock, $.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $284,171,323.

     As of March 18, 2002, 23,274,607 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 2001 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. is a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView(TM). Our approach provides companies with the strategies, data, and product evaluations they need to evolve their business models and infrastructure to embrace broader markets and scale their operations. We help our clients develop business strategies that use technology to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily benefit the senior management, business strategists, and marketing and technology professionals at Global 3,500 companies who use our prescriptive, executable research to understand and capitalize on changing business models and emerging technologies.

     We continued our effort to use the emerging technologies we analyze as an integral part of our business throughout 2001. In January 2002, this focus allowed us to rapidly transform our "Forrester eResearch(R)" technology platform into WholeView Research -- an open, unified offering that provides clients with comprehensive access to our Technographics(R), TechStrategy(TM), and TechRankings(TM) products. Our technology allows us to conduct, design, sell, and deliver our research through simplified Web interfaces specifically developed to maximize its impact and effectiveness. Our WholeView Research platform, Strategic Services, and Events combine to provide our clients with comprehensive, integrated access to our research, analysts, online tools, presentations, advice, and speeches.

     We offer our clients annual memberships that provide access to a wide variety of business issues and technology topics. These issues and topics include the impact that the application of technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. In 2001, clients subscribed to discrete topics focused on business issues, technologies, or geographical areas of their choosing. Starting in 2002, we began to offer clients licenses to a new technology platform, which we call the WholeView. WholeView Research provides fully integrated access to qualitative industry and technology research designed to inform clients' strategic decision-making, online customization tools to help them select and implement technology products on the basis of lab-based evaluations, and quantitative measurements of how consumers and businesses use technology. We also provide strategic services to clients that explore in greater detail the issues and topics covered by our research. We host Forum and Summit Events, conferences devoted to critical business and technology issues, which bring together our clients and major technology and business leaders to discuss the impact of technology change on business.

     We were incorporated in Massachusetts on July 7, 1983, and reincorporated in Delaware on February 21, 1996.

INDUSTRY BACKGROUND

     Emerging technologies continue to play a central role in companies' efforts to remain both competitive and cost efficient in an increasingly complex business arena. In 2001, a rapidly changing business environment forced Global 3,500 companies to reassess strategies, budgets, staffing, and business models. These complex decisions require participation from corporate leaders, business managers, marketing executives, and technol-ogy professionals. Together, these individuals must work to reduce and even eliminate the traditional separations between marketing, business strategy, and technology to reach new markets, gain competitive advantage, and develop high customer service and loyalty levels. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

     Consequently, our clients' information demands change. Clients continue to rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. Increasingly, however, businesses are demanding instant access to help with the issues and challenges confronting them in this dynamic environment. We believe that our WholeView Research offering responds to our clients by providing a holistic approach to our objective research that is thematic, prescriptive, executable, and that provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     We believe that our business and emerging technology expertise enables us to offer our clients the best available research on changing business models and technologies, technology investments, and customer trends. Our solution provides our clients with:

     THE WHOLEVIEW. We provide our clients with a comprehensive and integrated perspective on emerging technologies and business, which we call WholeView Research. Our approach synthesizes our research methodologies and products to provide clients with the information they need to collaborate on strategic business decisions that use technology. WholeView Research consists of our core research offerings of Technographics, TechStrategy, and TechRankings, which we supplement with Research Central and Unlimited Analyst Access. Our WholeView Research combines with our delivery, specialized services, and expertise to offer clients access to the analysts, data, and research they need to:

     - Assess potential new markets, competitors, products, and services.

     - Anticipate technology-driven business model shifts.

     - Understand how technology can improve business processes.

     - Educate, inform, and align strategic decision-makers in their organizations.

     - Capitalize on emerging technologies.

     PERSONAL VIEW. Clients access our WholeView Research, an inclusive library of cross-linked documents, through our client Web interface that we call the Personal View. The Personal View is an easy-to-use gateway to our research that helps clients organize and access reports, data, and product evaluations and accelerates the deployment of our ideas and analysis. We distill the abundance of information, developments, and data into concise, connected, and easy-to-read formats to facilitate rapid decision-making.

     A UNIFIED SET OF SERVICES TO BUILD BUSINESS AND TECHNOLOGY
STRATEGIES. Clients may combine our WholeView Research with Strategic Services and Forum and Summit Events to enhance their understanding and the value of the core research offerings.

     EXPERTISE ON EMERGING TECHNOLOGIES. We started our business in 1983 and have a long history of, and extensive experience in, identifying emerging technology trends and providing research and executable advice on the impact of technology on business. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences and symposiums, and are often quoted in the press and other publications. They enjoy direct access to the leaders and decision-makers within large enterprises and technology vendors. We provide our research analysts with rigorous training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, executable insight and research to our clients.

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading technology research firm and to capitalize on demand for our research by:

          IDENTIFYING AND DEFINING NEW BUSINESS MODELS, TECHNOLOGIES, AND MARKETS. We seek to position ourselves ahead of other research firms by delivering strategic research and analysis about the impact of technology on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of technology before these changes appear on the horizon for most users, vendors, and other research firms. Our early identification of these shifts enables us to offer research and introduce new products and services that help our clients capitalize on emerging business models and technologies.

          LEVERAGING THE WHOLEVIEW. Our business model, technology platform, and research methodologies allow us to sell existing products and rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing research and introduce innovative products.

          USING TARGETED, GLOBAL SALES CHANNELS. We sell our products and services via our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, and San Francisco, and our sales offices in Austin, Chicago, Sydney, and Tokyo. Our direct sales force decreased 31% from 267 on December 31, 2000, to 184 on December 31, 2001, due to a reorganization of our sales force that was designed to align our sales organization with our clients. By decreasing the size of our sales force to reflect market conditions, we seek to increase average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management, and shorten our sales cycle through marketing initiatives.

          GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING CLIENTS. We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new organizations within existing client companies. We believe that within our client base of 1,542 client companies as of December 31, 2001, there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

          DEVELOPING AND RETAINING OUTSTANDING RESEARCH PROFESSIONALS. The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes excellence, cooperation, and creativity and fosters a dedication to quality research, helps us to develop and retain high-caliber research professionals. We provide a competitive compensation structure and recognition and rewards for excellent individual and team performance.

          OPTIMIZING THE USE OF NEW TECHNOLOGY. Our technology platform allows us to conduct, design, sell, and deliver our research via the Internet. Through this platform we can:

        - Create research tools that allow us to perform, and clients to use, research on the Internet.

        - Conduct direct market campaigns.

        - Improve sales leads fulfillment.

        - Accelerate the production of our research.

     We intend to continue to use emerging technologies to improve the reach and quality of our research.

PRODUCTS AND SERVICES

     During 2001, our clients purchased access to individualized research packages that consisted of targeted selections of our core research offerings, Advisory Services, and Forum and Summit Events. Our core research offerings included Strategy Research (now branded TechStrategy), Technographics Data & Analysis, and Assessment Tools (data-oriented, interactive research addressing such issues as emerging-technology selection). Clients with Strategy Research licenses also received access to our Research Inquiry, a research call center dedicated to providing additional information about our research. Throughout 2001, our Advisory Services (now branded Strategic Services) provided a number of ways for clients to interact directly with our analysts and included our Partners Programs, eBusiness Review Program, Web Site Review Program, Strategy Workshops, and speeches. Finally, our Forum and Summit Events consisted of one- or two-day conferences focusing on the impact of technology change on business.

     In January 2002, we introduced WholeView Research -- a unified offering that provides clients with comprehensive access to our core research offerings of Technographics, TechStrategy, and TechRankings research. We also introduced new Stategic Services and Forum and Summit Events, which, combined with our WholeView Research offerings, provide unified guidance on customer trends, business strategy, and technology investments. The WholeView interconnects our reports, data, product rankings, and research archives and allows clients to move barrier-free across our research. Through the Personal View, clients can customize their access to our research that spans industries, geographies, consumer and business-buyer profiles, technology products, and service providers.

     WHOLEVIEW RESEARCH

     We offer annually renewable memberships which provide our clients comprehensive access to the following core research offerings:

     - TECHNOGRAPHICS. Technographics provides primary data and quantitative research that analyzes how technology is considered, bought, and used by consumers and businesses. Consumer Technographics delivers both primary data and quantitative research based on surveys of approximately 200,000 households in North America and Europe, analyzed and categorized into relevant market segments, to help organizations capitalize on changing consumer behavior. Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others.

     - TECHSTRATEGY. Our TechStrategy research provides qualitative industry and technology research that analyzes the impact of technology change and informs strategic decision-making.

     - TECHRANKINGS. Our TechRankings products consist of customizable, interactive research databases and Web tools that evaluate technologies on the basis of laboratory testing and measurement of characteristics weighted by us. TechRankings research synthesizes a rigorous combination of product evaluation results, market analysis, and user interviews to provide detailed, objective guidance to clients as they select and implement emerging technologies.

     - RESEARCH CENTRAL. All WholeView clients can access our Research Central team -- a team available on demand to help clients navigate our research, find data and forecasts, collect analysis, and integrate our models with their initiatives.

     - UNLIMITED ANALYST ACCESS. WholeView clients may also purchase Unlimited Analyst Access licenses, which provide clients with direct access to our research analysts in 30-minute phone calls that examine a client's specific issues.

     In addition, we offer the following services as part of our WholeView approach:

     - STRATEGIC SERVICES. We provide clients with a proactive relationship with our analysts to develop strategies for specific corporate goals.

     - FORUM AND SUMMIT EVENTS. We provide one- and two-day conferences that bring our clients together with major technology and business leaders devoted to leading technology issues.

     We work with each client to design a portfolio of core research offerings, Strategic Services, and Event seats to address its specific business objectives.

    CORE RESEARCH

     Clients purchase licenses to access their Personal View -- a password protected Web site that contains a comprehensive, cross-linked library of our Technographics, TechStrategy, and TechRankings research which helps clients organize and access reports, data, and product evaluations. Within the Personal View, clients can customize their research and access:

     - Forrester reports that deliver a concise, forward-looking analysis of a significant topic.

     - Forrester briefs and Data Overviews that offer succinct, timely examinations of current industry developments written as events demand.

     - Customizable research databases and Web tools.

     - Product evaluations, benchmarks, and surveys.

     The following table lists the specific research topic areas covered in the WholeView core research offerings:

   AUTOMOTIVE -- Distribution, Suppliers, and Retail
   CONSUMER DEVICES & SERVICES -- Broadband, Consumer Electronics, Devices, PCs, Mobile Devices, PCs & Peripherall
   CONSUMER PACKAGED GOODS -- Merchandising, Distributors, Logistics, and
   Retail
   CONTENT MANAGEMENT -- Web Content, Enterprise Content, Digital Assets, Digital Asset Management, Document Management
   CUSTOMER RELATIONSHIP MANAGEMENT -- Sales, Marketing & Service, Call Centers, Email, Email Management
   ENTERPRISE APPLICATIONS -- ERP, Enterprise Services Automation, B2B Sell-Side, MRP
   FINANCIAL SERVICES -- Banking, Insurance, Investment, Credit
   HEALTHCARE -- Health Plans, Pharmaceuticals, Healthcare Providers, Biotechnology
   INFRASTRUCTURE -- Portals, Servers, Corporate Wireless, Storage, Tools INTEGRATION & WEB SERVICES -- Middleware, EAI/B2B Integration Tools MANUFACTURING & B2B -- Collaboration, Trade Forecasts, Energy, Chemicals, New Business Models
   MARKETING -- Branding, Promotion, Cross-Media marketing, Advertising MEDIA & ENTERTAINMENT -- Publishing, Television, Music, Content Syndication
   NETWORKS & SECURITY -- Enterprise Network Management, Equipment, Services PROCUREMENT & SOURCING -- Purchasing, Supplier Management, Marketplaces, Direct/Indirect Purchasing
   RETAIL -- Manufacturers, Retailers, Channels, Operations
   SERVICES -- ASPs, Hosting, Outsourcing, Systems Integrators
   SITE TECHNOLOGY & DESIGN -- Site Design, Commerce Platforms, Measurement, User Experience
   SUPPLY CHAIN -- Planning & Execution, Logisitics, Product Design,
   Distribution
   TECHNOLOGY LEADERSHIP -- Budgeting, Organization, Staffing, Partnerships TELECOM -- Telecom Services, Mobile Services, Carrier Strategy, Communications Infrastructure
   TRAVEL -- Airlines, Hotels, Business & Leisure Travel, Travel Agencies, Rental Cars

     In addition, clients subscribing to WholeView receive access to Research Central, a call center staffed by members of our research staff who are dedicated to providing additional information about our research, methodologies, coverage areas, and sources. Specifically, the Research Central team is available on demand to help clients navigate our research, find data and forecasts important to them, collect analysis from a variety of related reports, and integrate our models into client initiatives.

     Clients may also purchase Unlimited Analyst Access licenses, which enables clients to contact any of our analysts for quick feedback on projects a client may have underway, to discuss ideas and models in the research, or to answer questions about unfolding industry events. Unlimited Analyst Access sessions are 30-minute phone calls, scheduled upon client request.

     STRATEGIC SERVICES

     We also offer the following Strategic Services:

  PARTNERS PROGRAM

     - PARTNERS PROGRAM. Our Partners Program is designed to help clients effectively apply our research by providing them with ongoing advice and guidance from our research team. Customizable to meet client needs, the Partners Program provides various ways to interact with our analysts including Advisory Days, Advisory Calls/Meetings, and Strategy Workshops. Sample programs include online strategy development, effective IT architecture, and Web and commerce site development.

     - TECHNOLOGY STRATEGY DEVELOPMENT PROGRAM. Our Technology Strategy Development Program focuses on a client's distinct business needs to help create and refine technology strategies that drive business forward. Each program is custom-built under the direction of a dedicated Forrester Strategy Advisor -- a senior research analyst with several years of industry experience -- who collaborates with the client to plan the optimum program format and deliverables. Example programs include developing a business plan to take a technology to a new market and designing an IT organization to implement Internet-centric technologies.

  PRODUCT SELECTION ADVISORY PROGRAM

     - PRODUCT SELECTION ADVISORY PROGRAM. Our Product Selection Advisory Program combines expert guidance from our analysts with TechRankings research to help clients select the best technology product with the lowest risk. The Product Selection Advisory Program enhances TechRankings research and online tools with four 1-hour conference calls led by a TechRankings analyst.

  TECHNOGRAPHICS DATA & SERVICES

     Our Technographics Data & Services leverage our core research findings to provide the detail that data marketers, product developers, and consumer experts need to gain an in-depth understanding of how consumers and businesses think about and use technology.

     - TECHNOGRAPHICS DATA SETS. We combine respondent data sets from our Technographics surveys into three offerings: Consumer Technographics North America, Consumer Technographics Europe, and Business Technographics North America. In addition to our Benchmark studies, clients have unlimited, on-demand access to a Technographics data specialist to help them use the research effectively to meet their specific business needs.

     - TECHNOGRAPHICS CUSTOM DATA PROJECTS. Any of the surveys conducted by our Consumer Technographics North America team are available for custom analysis. Hundreds of relevant questions from all surveys are answered by more than 200,000 respondents each year. These responses are the foundation for customizable array of services tailored to clients' data needs. Either with the help of a Technographics data specialist or by downloading the data sets directly from our Web site, clients have the precise data they need to drive their primary market research.

  MARKET OPPORTUNITY AND MESSAGING REVIEW ADVISORY PACKAGES

     Our Market Opportunity and Messaging Review Advisory Packages provide clients with the guidance they need to make smart, competitive decisions about how to position and brand their companies and products.

     - MARKET OPPORTUNITY REVIEW. Built to help emerging companies in the product-marketing development stage, the Market Opportunity Review Package offers prescriptive insight into various markets. We work with clients to identify their most strategic customer base and most profitable opportunities.

     - BASIC MESSAGING REVIEW. Created for companies preparing to launch a product or service or embark on an analyst tour, the Basic Messaging Review Package focuses on message testing and positioning. Product slide presentations are critiqued for clarity, impact, and areas of enhancement.

     - COMPREHENSIVE MESSAGING REVIEW. Our Comprehensive Messaging Review Package extends the benefits of the Basic Messaging Review into a more interactive relationship. In addition to reviewing a client's message, a Forrester analyst explores competitive messaging, the position of the message in the market, potential product-marketing opportunities, and user-demand expectations. Product presentations are also critiqued to surface the unique value of the offering.

  SITE EVALUATION & DESIGN SERVICES

     Our Site Evaluation & Design Services provide targeted, action-oriented assessments of B2B or B2C Web sites; teach clients how to review their sites; and take clients through the steps of a scenario-based design process.

     - WEB SITE REVIEW. Our Web Site Review provides a targeted, action-oriented assessment of a client's B2C or B2B Web site, extranet, or intranet. Feedback is based on comprehensive examination of the site by Forrester analysts, as well as any additional information a client provides about its Web strategies.

     - WEB SITE REVIEW BOOT CAMP. The Web Site Review Boot Camp teaches clients how to review their sites with the objectivity and expertise of a Forrester analyst in a two-day intensive training session for Web design and strategy.

     - EFFECTIVE SITE DESIGN BOOT CAMP. The Effective Site Design Boot Camp takes clients through the steps of a scenario-based design process to help produce useful, user-friendly sites. For marketing, IT, and eBusiness decision-makers who hire, manage, or approve the work of online site designers and design firms, this workshop provides a framework for making successful design-related decisions and reveals tactics for coaxing better results out of designers.

  FORUM AND SUMMIT EVENTS

     We also host Forum and Summit Events in various locations throughout the year. Forums and Summits bring together senior executives for one- or two-day conferences to network with their peers and to hear leaders from the technology industry and other business sectors discuss the impact of technology change on business.

PRICING AND CONTRACT SIZE

     During 2001, the prices for contracts that include only research were a function of the number of research packages purchased and the number of research recipients within the client organization. The average contract for annual memberships for research only at December 31, 2001 was approximately $49,400, a decrease of 5% from $51,900 at December 31, 2000. In 2001, the prices for contracts that included research and advisory services were also a function of the number of research packages purchased, the number of research recipients within the client organization, and the amount and type of advisory services. All memberships to our advisory services included research. The average contract for an annual membership for our Level One Partners Program at December 31, 2001, was approximately $179,200, an increase of 13% from $159,000 at December 31, 2000. The average contract for an annual membership for our Level Two Partners Program at December 31, 2001 was approximately $82,700, an increase of 13% from $73,000 at December 31, 2000.

     We believe that the agreement value of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Agreement value decreased 38% to $116.2 million at December 31, 2001 from $187.8 million at December 31, 2000.

RESEARCH ANALYSTS AND METHODOLOGY

     We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. Our research provides consistent research themes and comprehensive coverage of business and technology issues across our coverage areas.

     Our Technographics research combines our qualitative research methodology with traditional survey research methodologies such as correlations, frequencies, cross-tabulations, and multivariant statistics to produce research reports, quantitative survey data, and data briefs. We use third-party data vendors for data collection and tabulation.

     Our research process subjects initial ideas to research, analysis, and rigorous validation, and produces conclusions, predictions, and recommendations. In our TechStrategy research, we use the following primary research inputs:

     - Confidential interviews with early adopters and mainstream users of new technologies.

     - In-depth interviewing with technology vendors and suppliers of related services.

     - Ongoing briefings with vendors to review current positions and future directions.

     For our TechRankings research, we combine in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive scorecards, databases, and reports.

     All of our research begins with discussion sessions with analysts to generate ideas for research. Analysts test ideas throughout the research report process at both informal and weekly research meetings. Our reports are consistent in format and we require our analysts to write research reports in a structure that combines graphics with easy-to-read text to deliver concise, decisive, and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report. An analyst who has not been involved in the creation of a particular report reviews the report to ensure quality, clarity, and readability. All research is reviewed and graded by senior research management.

SALES AND MARKETING

     We sell our products and services through our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, and San Francisco, and our sales offices in Austin, Chicago, Sydney, and Tokyo. In 2001, we reorganized our direct sales force to better serve clients and address additional markets. We also closed our sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich. We employed 184 sales representatives as of December 31, 2001, a decrease of 31% from 267 as of December 31, 2000. Our direct sales force consists of:

     - Account managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional products and services to existing clients.

     - Account executives who develop new business in assigned territories.

     - Sales directors who focus on high-level client contact and service.

     - Telesales representatives who operate from our headquarters in Cambridge.

     We also sell our research products directly online through our Web site and use local independent sales representatives to market and sell our products and services internationally in Brazil, Hong Kong, India, Italy, Korea, Mexico, Portugal, South Africa, Turkey, and the United Arab Emirates.

     Our marketing efforts are designed to increase awareness of the Forrester brand and further our reputation as a leader in emerging technology research. We actively promote brand awareness via our Web site, Forum and Summit Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

     As of December 31, 2001, our research was delivered to 1,542 client companies. No single client company accounted for more than 2% of our revenues for the year ended December 31, 2001.

COMPETITION

     We believe that the principal competitive factors in our industry include the following:

     - Quality of research and analysis.

     - The ability to offer products that meet the changing needs of organizations for research and analysis.

     - Independence from vendors and clients.

     - Timely delivery of information.

     - Customer service.

     - The ability to leverage new technologies.

     - Price.

     We believe that we compete favorably with respect to each of these factors. We feel that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our advanced eResearch technology platform, our WholeView research approach, and easy-to-read research format distinguish us from our competitors.

     We compete in the market for research about emerging technologies. Our principal direct competitors include other independent providers of similar services, such as Gartner Group, as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 2001, we employed a total of 581 persons, including 191 research staff and 184 sales representatives.

     Our culture emphasizes certain key values -- client service, quality, and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote individuals who foster these values. Each new employee that we hire undergoes a week-long training process. This training includes workshops and presentations by our executives, which focus on our corporate goals and provide individuals with the skills necessary to achieve our key values.

     All members of our research staff participate in our incentive compensation bonus plan. Their performance is measured against individual and team goals to determine an eligible bonus funded by our overall performance against key business objectives. Individual and team goals include on-time delivery of high-quality research and advisory services support to clients. In addition, analysts, research directors, and research management are eligible to receive equity awards under our incentive stock option plan.

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

RISKS AND UNCERTAINTIES

     We are subject to risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in forward-looking statements made by us. These risks and uncertainties include:

     THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF. Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. We experience competition in hiring and retaining professionals from developers of Internet and emerging technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of whom have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

     FLUCTUATIONS IN OUR OPERATING RESULTS. Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. The factors include, but are not limited to:

     - The timing and size of new and renewal memberships for our research from clients.

     - The timing of revenue-generating Forum and Summit Events sponsored by us.

     - The use of our Strategic Services by our clients.

     - The introduction and marketing of new products and services by us and our competitors.

     - The hiring and training of new analysts and sales personnel.

     - Changes in demand for our research.

     - General economic conditions.

     As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, or strategic alliances by us or the technology services industry may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

     A DECLINE IN RENEWALS FOR OUR MEMBERSHIP-BASED RESEARCH SERVICES. Our success depends in large part upon renewals of memberships for our research products. Approximately 51%, 74%, and 74% of our client companies with memberships expiring during the years ended December 31, 2001, 2000, and 1999, respectively, renewed one or more memberships for our products and services. The decline in renewal rates for our research products in 2001 is reflective of the more difficult economic environment, and any future declines in renewal rates could have an adverse effect on our revenues.

     LOSS OF KEY MANAGEMENT. Our future success will depend in large part upon the continued services of a number of our key management employees. The loss of any one of them, in particular George F. Colony, our founder, Chairman of the Board, and Chief Executive Officer, could adversely affect our business.

     FAILURE TO ANTICIPATE AND RESPOND TO MARKET TRENDS. Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research to meet the changing information needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

     ABILITY TO DEVELOP AND OFFER NEW PRODUCTS AND SERVICES. Our future success will depend in part on our ability to offer new products and services. In January 2002, we introduced WholeView Research to provide clients fully integrated, barrier-free access to our core research offerings. These new products and services must successfully gain market acceptance by addressing specific industry and business organization sectors, anticipating, and identifying changes in client requirements and changes in the technology industry. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is risky and costly. We may not be able to introduce new, or assimilate acquired, products or services successfully. Our failure to do so would adversely affect our ability to maintain a competitive position in our market and continue to grow our business.

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

     This list of uncertainties and risks is not exhaustive. Certain factors that could affect our actual future activities and results and cause actual results to differ materially from those contained in forward-looking statements made by us include, but are not limited to, those discussed above as well as those discussed in other reports filed by us with the Securities and Exchange Commission.

EXECUTIVE OFFICERS

     The following table sets forth information about our directors and executive officers as of March 18, 2002.

NAME                                     AGE                     POSITION
----                                     ---                     --------
George F. Colony.......................  48    Chairman of the Board, Chief Executive
                                               Officer, and President
Richard C. Belanger....................  37    Chief Technology Officer
Joel Blenner...........................  58    Vice President, Sales
Tahar Bouhafs..........................  45    Managing Director, Forrester Asia, MEA, Latin
                                               America
Neil Bradford..........................  29    Managing Director, Forrester Global
Robert W. Davidson.....................  54    Managing Director, Forrester Europe
Stanley H. Dolberg.....................  52    Vice President, Strategy
Emily Nagle Green......................  44    Managing Director, Forrester North America
Warren Hadley..........................  33    Chief Financial Officer and Treasurer
Timothy J. Moynihan, Esq. .............  32    General Counsel and Secretary
Timothy M. Riley.......................  50    Vice President, Strategic Growth
CarolAnn Shindelar.....................  47    Vice President, Marketing
Henk W. Broeders.......................  49    Director
Robert M. Galford......................  49    Director
George R. Hornig.......................  47    Director
Michael H. Welles......................  47    Director

     George F. Colony, Forrester's founder, has served as Chairman of the Board and Chief Executive Officer since its inception in July 1983.

     Richard C. Belanger became Forrester's chief technology officer in May 1998. Prior to joining Forrester, from 1996 to 1998, Mr. Belanger served as vice president of interactive media and vice president of technology for Mainspring Communications, an Internet strategy research consulting firm. He was vice president of technology at Information Access Company, an online information provider, from 1995 to 1996, and vice president of information services at Information Access Center, formerly Ziff-Davis Technical Information Company, from 1992 to 1995.

     Joel Blenner became Forrester's vice president, sales in April 1999. Prior to joining Forrester, Mr. Blenner was vice president of sales at MicroTouch Systems, a supplier of touch- and pen-sensitive input screens, from 1996 to 1999, and vice president of North American sales at Corporate Software, a reseller of software and services for personal computers, from 1989 to 1992.

     Tahar Bouhafs became Forrester's managing director, Asia, MEA, Latin America in October 2001. Mr. Bouhafs was previously our director of international channels from 1998 to 2001 and director of European sales from 1992 to 1998. Prior to joining Forrester, Mr. Bouhafs was a faculty member in the computer science departments at Fitchburg State College and Boston University from 1985 to 1992.

     Neil Bradford became managing director, Forrester Global in October 2001. Mr. Bradford was previously managing director for Forrester Research Ltd., a role he assumed after Forrester's acquisition of Fletcher Research Limited, a UK-based research firm cofounded by Mr. Bradford in November 1999. Prior to cofounding Fletcher and joining Forrester, Mr. Bradford was a consultant at McKinsey and Company, a management consulting firm, from 1995 to 1997.

     Robert W. Davidson became managing director, Forrester Europe in June 2001. Prior to joining Forrester, Mr. Davidson was vice president and corporate controller from 2000 to 2001 and vice president, finance from 1998 to 2000 for Baan Company N.V., a software solutions and services company. Previously,

Mr. Davidson spent seven years at PSI/Vicorp, a software solutions company, where he served as chief operating officer, Europe, from 1996 to 1998.

     Stanley H. Dolberg currently serves as Forrester's vice president, strategy. Mr. Dolberg was previously our vice president, research from 1999 to 2001 and group director for the business-to-business strategy research group and director of commerce technology strategies from 1998 to 1999. He was also the director of software from 1996 to 1998 and a senior analyst for the software team from 1995 to 1996.

     Emily Nagle Green currently serves as managing director, Forrester North America. Ms. Green previously was managing director, Forrester Research B.V. from 1998 to 2001 and director, people & technology strategies, from 1996 to 1998. Prior to joining Forrester, Ms. Green was vice president of marketing and sales at Point of View, Inc., a video technology training firm, from 1994 to 1995, and vice president of strategic marketing for ADC Fibermux, a computer networking hardware manufacturer, from 1991 to 1994.

     Warren Hadley became Forrester's chief financial officer in February 2002. Mr. Hadley previously was our director of finance from 1999 to 2001 and corporate controller from 1996 to 1999. Prior to joining Forrester, Mr. Hadley served as an audit manager for MacDonald, Levine, Jenkins, an accounting firm, from 1993 to 1995.

     Timothy J. Moynihan, Esq. became Forrester's general counsel in February 2002. Mr. Moynihan previously served as our corporate counsel from 1998 to 2002. Mr. Moynihan also has served as secretary of Forrester since 2001, as assistant secretary from 2000 to 2001, and as a member of Forrester's legal department since 1996.

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

     CarolAnn Shindelar became Forrester's vice president, marketing in August 2001. Ms. Shindelar previously served as our director, product marketing, having joined us in December 2000. Prior to joining Forrester, Ms. Shindelar served as Senior Vice President of marketing for AntiquesAmerica, an Internet e-commerce startup, in 2000, and vice president of marketing for Cahners In-Stat Group, a technology research firm, from 1998 to 1999.

     Henk W. Broeders became a director of Forrester in May 1998. Mr. Broeders is currently Chairman of the Executive Board of Cap Gemini N.V., a management consulting firm located in the Netherlands. Cap Gemini NV is the Dutch subsidiary of the global CGEY organization. From 1992 to 1998, Mr. Broeders was general manager of IQUIP Informatica B.V., a software company in the Netherlands.

     Robert M. Galford became a director of Forrester in November 1996. Mr. Galford is currently managing partner of the Center for Executive Development, an executive education provider, in Boston. From 1999 to April 2001 he was the executive vice president and chief people officer at Digitas, Inc., a technology and marketing services firm. From 1994 to 1999 he consulted to professional services firms and taught in the Executive Programs at the Kellogg School of Management at Northwestern University and Columbia University's Graduate School of Business. Before joining Columbia's Executive Programs, he taught at Boston University from 1993 to 1994. Prior to his work in executive education, Mr. Galford was vice president of the MAC Group from 1986 to 1991 and its successor firm, Gemini Consulting, both of which are management consulting firms, from 1991 to 1994.

     George R. Hornig became a director of Forrester in November 1996. Mr. Hornig is currently a managing director at Credit Suisse First Boston, an investment banking firm. He was an executive vice president of Deutsche Bank Americas Holding Corporation, a diversified financial services holding company, and several of its affiliated entities, from 1993 to 1998. He is also a Director of Unity Mutual Life Insurance Company and U.S. Timberlands Company, L.P.

     Michael H. Welles became a director of Forrester in November 1996. Mr. Welles is vice president and general manager of the platforms business with NMS Communications, an OEM infrastructure supplier to the telecom industry, since July 2000. He previously served as vice president of news operations and engineering for Individual.com, NewsEdge Corporation, and Individual, Inc., a group of news solutions companies, from May 1997 to June 2000. Before that he was a general manager at Lotus Development Corporation, a software company, from 1991 to 1997.

ITEM 2.  PROPERTIES

     Our headquarters are located in approximately 147,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, technology, and operations personnel. The initial lease term of this facility expires in January 2006. We have the option to extend this lease for up to two additional terms of five years each.

     We also have leased office space for our research centers in Amsterdam, Frankfurt, London, San Francisco, and for our sales offices in Chicago and Tokyo.

     We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "FORR". All share and per share amounts contained herein give effect to our two-for-one stock split effected on February 7, 2000. On March 18, 2002, the closing price of our common stock was $18.96.

     As of March 18, 2002 there were approximately 58 stockholders of record of our common stock.

     The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2000, and December 31, 2001:

                                                          2000              2001
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First Quarter......................................  $65.13   $22.84   $58.56   $22.13
Second Quarter.....................................  $81.50   $31.00   $28.98   $18.40
Third Quarter......................................  $73.25   $43.38   $22.72   $14.27
Fourth Quarter.....................................  $62.88   $35.06   $20.52   $14.65

     We did not declare or pay any dividends during the fiscal years ended December 31, 2000 and 2001. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements which are included herein.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1997      1998      1999       2000       2001
                                             -------   -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research............................  $30,431   $46,842   $64,697   $120,477   $123,695
  Advisory services and other..............    9,990    14,725    22,571     36,670     35,425
                                             -------   -------   -------   --------   --------
       Total revenues......................   40,421    61,567    87,268    157,147    159,120
                                             -------   -------   -------   --------   --------
Operating expenses:
  Cost of services and fulfillment.........   13,698    22,038    27,715     45,470     49,113
  Selling and marketing....................   14,248    20,896    31,131     57,957     58,334
  General and administrative...............    4,500     6,688     9,865     18,632     16,854
  Depreciation and amortization............    1,209     2,763     4,003      7,944     11,094
  Reorganization costs.....................       --        --        --         --      3,108
  Costs related to acquisition.............       --        --       694         --         --
                                             -------   -------   -------   --------   --------
       Total operating expenses............   33,655    52,385    73,408    130,003    138,503
                                             -------   -------   -------   --------   --------
       Income from operations..............    6,766     9,182    13,860     27,144     20,617
Other income, net..........................    2,515     2,957     3,710      6,893      6,425
                                             -------   -------   -------   --------   --------
       Income before income tax
          provision........................    9,281    12,139    17,570     34,037     27,042
Income tax provision.......................    3,683     4,592     6,589     12,423      8,925
                                             -------   -------   -------   --------   --------
       Net income..........................  $ 5,598   $ 7,547   $10,981   $ 21,614   $ 18,117
                                             =======   =======   =======   ========   ========
Basic net income per common share..........  $  0.34   $  0.44   $  0.61   $   1.03   $   0.80
                                             =======   =======   =======   ========   ========
Diluted net income per common share........  $  0.32   $  0.40   $  0.55   $   0.88   $   0.76
                                             =======   =======   =======   ========   ========
Basic weighted average common shares
  outstanding..............................   16,679    17,041    18,028     20,989     22,551
                                             =======   =======   =======   ========   ========
Diluted weighted average common shares
  outstanding..............................   17,703    18,744    20,067     24,526     23,907
                                             =======   =======   =======   ========   ========

                                                      DECEMBER 31,
                                   ---------------------------------------------------
                                    1997       1998       1999       2000       2001
                                   -------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and
  marketable securities..........  $54,914   $ 66,483   $ 98,787   $174,739   $205,182
Working capital..................  $36,016   $ 45,720   $ 65,366   $115,547   $155,412
Deferred revenue.................  $27,074   $ 38,894   $ 66,233   $102,527   $ 59,930
Total assets.....................  $73,536   $100,518   $159,393   $303,803   $305,152
Total stockholders' equity.......  $40,505   $ 53,533   $ 78,805   $176,928   $220,398

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView. Our approach provides companies with the strategies, data, and product evaluations they need to evolve their business models and infrastructure to embrace broader on-line markets and to scale their operations. We help our clients develop business strategies that use technology to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily benefit the senior management, business strategists, and marketing and technology professionals at Global 3,500 companies who use our prescriptive, actionable research to understand and capitalize on business models and emerging technologies.

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

     Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and they include the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased 38% to $116.2 million at December 31, 2001 from $187.8 million at December 31, 2000. Agreement value increased 62% at December 31, 2000 from $115.8 million at December 31, 1999. No single client accounted for more than 2% of agreement value at December 31, 2001. Our historical experience is that a substantial portion of client companies renew expiring contracts for an equal or higher level of total research and advisory service fees each year. Approximately 51%, 74%, and 74% of our client companies with memberships expiring during the years ended December 31, 2001, 2000, and 1999, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The declines in agreement value and renewal rates in 2001 are reflective of the more difficult economic environment and may lead to a decrease in revenue for 2002.

     On July 12, 2001, we announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, we reduced our work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the quarter ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related expenses from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off include computer equipment, software, and furniture and fixtures related to employees and locations terminated in connection with the reorganization.

     Reorganization costs as of December 31, 2001 are as follows (in thousands):

                                                                              ACCRUED AS OF
                                               TOTAL    NON-CASH     CASH     DECEMBER 31,
                                               CHARGE   CHARGES    PAYMENTS       2001
                                               ------   --------   --------   -------------
Workforce reduction..........................  $2,149     $ --      $2,045        $104
Facility consolidations and other related
  costs......................................     488       --         370         118
Depreciable assets...........................     471      471          --          --
                                               ------     ----      ------        ----
Total........................................  $3,108     $471      $2,415        $222
                                               ======     ====      ======        ====

     A significant portion of the remaining liabilities accrued as of December 31, 2001 are expected to be paid out in the three months ended March 31, 2002.

     On January 10, 2002, in response to conditions and demands of the market and a slower economy, we announced the reduction of our work force by approximately 126 positions and expect to record a reorganization charge of approximately $4.0 million to $6.0 million in the quarter ended March 31, 2002. This charge will consist primarily of severance and related expenses from the reduction of the work force, including office consolidations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6.

- REVENUE RECOGNITION. We generally invoice our core research, advisory, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of December 31, 2001, deferred revenues and deferred commissions totaled $59.9 million and $4.4 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $966,000 as of December 31, 2001. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $9.8 million as of December 31, 2001. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. We recorded impairment charges that totaled approximately $1.0 million in 2000 and $3.2 million in 2001. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. We have goodwill and other intangible assets related to the acquisition of our Research Centre Deutschland in Frankfurt, Germany, that totaled approximately $14.3 million as of December 31, 2001. We periodically evaluate this acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. As of December 31, 2001, we believe that the carrying value of our goodwill and other intangible assets is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired business are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     We expect to adopt Statement of Financial Accounting Standard (SFAS) No. 142 in the quarter ending March 31, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The extensive effort needed to comply with adopting SFAS No. 142 makes it impracticable to reasonably estimate the financial statement impact, specifically whether there will be any transitional impairment losses realized as a cumulative effect of this change in accounting principle. As of December 31, 2001, we had unamortized goodwill of $13.2 million and unamortized identifiable intangible assets of $1.1 million. Amortization expense related to goodwill and assembled workforce was approximately $180,000 in 2000 and $710,000 in 2001. Amortization expense related to other identifiable intangible assets that will continue to be amortized in the future was approximately $80,000 in 2000 and $325,000 in 2001.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

YEAR ENDED DECEMBER 31,                                       1999   2000   2001
-----------------------                                       ----   ----   ----
Core research...............................................   74%    77%    78%
Advisory services and other.................................   26     23     22
                                                              ---    ---    ---
          Total revenues....................................  100    100    100
Cost of services and fulfillment............................   32     29     31
Selling and marketing.......................................   36     37     37
General and administrative..................................   11     12     10
Depreciation and amortization...............................    4      5      7
Reorganization costs........................................   --     --      2
Costs related to acquisition................................    1     --     --
                                                              ---    ---    ---
          Income from operations............................   16     17     13
Other income, net...........................................    4      5      4
                                                              ---    ---    ---
          Income before income tax provision................   20     22     17
Provision for income taxes..................................    7      8      6
                                                              ---    ---    ---
          Net income........................................   13%    14%    11%
                                                              ===    ===    ===

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Revenues. Total revenues increased 1% to $159.1 million in 2001, from $157.1 million in 2000. Revenues from core research increased 3% to $123.7 million in 2001, from $120.5 million in 2000. Increases in total revenues and revenues from core research were primarily attributable to sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues in 2001.

     Advisory services and other revenues decreased 3% to $35.4 million in 2001, from $36.7 million in 2000. This decrease was primarily attributable to the decrease in demand for advisory services in the second half of the year.

     Revenues attributable to customers outside the United States increased 14% to $46.8 million in 2001, from $41.1 million in 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 29% in 2001, from 26% in 2000. The increase in international revenues is primarily attributable to the expansion of our international operations, specifically our European headquarters in Amsterdam, Netherlands; our Research Centers in London, England and Frankfurt, Germany; and our sales office in Tokyo, Japan. We invoice our international clients in US dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

     Cost of Services and Fulfillment. Cost of services and fulfillment increased as a percentage of total revenues to 31% in 2001, from 29% in 2000. These expenses increased 8% to $49.1 million in 2001, from $45.5 million in 2000. The increases in these expenses and in expense as a percentage of revenues were principally due to additional survey costs associated with our TechRankings(R) and Technographics(R) product offerings, and the opening of our Research Center in San Francisco, California.

     Selling and Marketing. Selling and marketing expenses remained constant as a percentage of total revenues at 37% in 2001 and 2000. These expenses increased 1% to $58.3 million in 2001, from $58.0 million in 2000. The increase in expenses was principally due to expansion of our international sales offices in Europe and the Asia-Pacific region, offset by cost savings as a result of the July 2001 reorganization.

     General and Administrative. General and administrative expenses decreased as a percentage of total revenues to 10% in 2001, from 12% in 2000. These expenses decreased 10% to $16.9 million in 2001, from $18.6 million in 2000. The decreases in expenses and expense as a percentage of revenues were principally due to decreased staffing in our technology, operations, finance, and strategy groups and a related decrease in compensation, travel, and recruiting expenses.

     Depreciation and Amortization. Depreciation and amortization expenses increased 40% to $11.1 million in 2001, from $7.9 million in 2000. The increase in these expenses was principally due to previous purchases of computer equipment, software, and leasehold improvements to support business growth in past years. Further, amortization of goodwill related to our October 2000 acquisition of Forit, GmbH in Frankfurt, Germany, increased to approximately $1.0 million in 2001, from $260,000 in 2000.

     Other Income, Net. Other income decreased to $6.4 million in 2001, from $6.9 million in 2000. Other income in 2001 consisted of $9.1 million of interest income from marketable securities; a gain of approximately $1.7 million realized on the sale of our Internet AdWatch(TM) product to Evaliant Media Resources, LLC in exchange for Evaliant membership interests; aggregate write-downs of approximately $3.2 million on certain non-marketable investments; and $1.1 million of other miscellaneous non-operating expenses. Other income in 2000 consisted primarily of $8.0 million of interest income from marketable securities, a non-marketable investment write-down of approximately $1.0 million, and approximately $175,000 of other miscellaneous non-operating expenses. We achieved the additional interest income in spite of generally lower yields due to higher cash and marketable securities balances resulting from positive cash flows from operations of $28.7 million and $16.4 million from proceeds of stock option exercises and our employee stock purchase plan during 2001.

     Income Tax Provision. During 2001, we recorded a tax provision of $8.9 million, reflecting an effective tax rate of 33.0%. During 2000, we recorded a tax provision of $12.4 million, reflecting an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenues. Total revenues increased 80% to $157.1 million in 2000, from $87.3 million in 1999. Revenues from core research increased 86% to $120.5 million in 2000, from $64.7 million in 1999. Increases in total revenues and revenues from core research were primarily attributable to an increase in the number of client companies to 2,378 at December 31, 2000, from 1,793 at December 31, 1999, an increase in the sales organization to 267 employees at December 31, 2000, from 153 employees at December 31, 1999, and sales of additional core research products to existing clients. No single client company accounted for more than 2% of revenues in 2000.

     Advisory services and other revenues increased 62% to $36.7 million in 2000, from $22.6 million in 1999. This increase was primarily attributable to increased demand for our advisory services programs, the increase in research staff providing advisory services to 207 employees at December 31, 2000, from 125 at December 31, 1999, and the increase in the number of events held to 11 in 2000, from eight in 1999.

     Revenues attributable to customers outside the United States increased 108% to $41.1 million in 2000, from $19.8 million in 1999. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 26% in 2000, from 22% in 1999. The increase in international revenues was primarily attributable to the continued expansion of our European headquarters in Amsterdam, Netherlands, and our UK Research Centre in London, England; the increase in sales personnel at each location; and our acquisition of Forit, GmbH in Frankfurt, Germany, on October 9, 2000. We invoice our international clients in US dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

     Cost of Services and Fulfillment. Costs of services and fulfillment decreased as a percentage of total revenues to 29% in 2000, from 32% in 1999. These expenses increased 64% to $45.5 million in 2000, from

$27.7 million in 1999. The decrease in expenses as a percentage of revenues reflects a larger revenue base in 2000, proportionally lower production costs resulting from the leverage of our eResearch platform, and increased analyst productivity. The expense increase in 2000 reflects an increase in research analyst staffing and related compensation expenses, increased survey costs related to our Technographics and TechRankings offerings, and increased expenditures related to the increase in the number of events hosted during the year.

     Selling and Marketing. Selling and marketing expenses increased as a percentage of total revenues to 37% in 2000 from 36% in 1999. These expenses increased 86% to $58.0 million in 2000, from $31.1 million in 1999. The increase in expenses and expense as a percentage of revenues were principally due to the increase in the number of direct sales personnel and related commission and travel expenses.

     General and Administrative. General and administrative expenses increased as a percentage of total revenues to 12% in 2000, from 11% in 1999. These expenses increased 89% to $18.6 million in 2000, from $9.9 million in 1999. The increase in expenses and expense as a percentage of revenues was principally due to increased staffing in our technology, operations, finance, and strategy groups and related compensation and recruiting expenses, as well as travel costs to integrate operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased 98% to $7.9 million in 2000, including aproximately $260,000 related to the amortization of goodwill, from $4.0 million in 1999. The increase in these expenses was principally due to purchases of computer equipment, software, and leasehold improvements to support business growth.

     Other Income, Net. Other income, consisting primarily of interest income, increased to $6.9 million in 2000, from $3.7 million in 1999. The increase was principally due to additional interest income from higher cash and marketable securities balances resulting from positive cash flows from operations of $70.4 million, proceeds of $22.7 million from our public offering in February 2000, and $21.8 million from proceeds of stock option exercises and our employee stock purchase plan during 2000. Other income also includes a $1.0 million write-down of a non-marketable investment.

     Income Tax Provision. During 2000, we recorded a tax provision of $12.4 million, reflecting an effective tax rate of 36.5%. During 1999, we recorded a tax provision of $6.6 million, reflecting an effective tax rate of 37.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities and a reduction in our effective state tax rate.

RESULTS OF QUARTERLY OPERATIONS

     The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historically, our total revenues, operating profit, and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed and Forum events held in the fourth quarter. As a result, we have historically experienced a decline in total revenues, operating profit, and net income from the quarter ended

December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations.

                                                                          THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------
                                         MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                           2000       2000       2000       2000       2001       2001       2001       2001
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Core research..........................  $23,759    $28,011    $32,270    $36,438    $35,352    $32,963    $29,546    $25,834
Advisory services and other............    7,058     10,269      7,867     11,476      8,293     13,451      4,864      8,817
                                         -------    -------    -------    -------    -------    -------    -------    -------
      Total revenues...................   30,817     38,280     40,137     47,914     43,645     46,414     34,410     34,651
Cost of services and fulfillment.......    9,295     11,674     11,294     13,208     12,298     15,138     10,428     11,249
Selling and marketing..................   12,214     14,323     14,785     16,635     17,745     16,909     12,558     11,122
General and administrative.............    3,780      4,703      4,729      5,420      4,976      4,790      3,361      3,727
Depreciation and amortization..........    1,432      1,750      1,984      2,778      2,722      2,777      2,850      2,745
Reorganization costs...................       --         --         --         --         --         --      3,108         --
                                         -------    -------    -------    -------    -------    -------    -------    -------
      Income from operations...........    4,096      5,830      7,345      9,873      5,904      6,800      2,105      5,808
Other income, net......................    1,454      1,972      2,157      1,310      1,757      2,148      2,111        409
                                         -------    -------    -------    -------    -------    -------    -------    -------
      Income before income tax
        provision......................    5,550      7,802      9,502     11,183      7,661      8,948      4,216      6,217
Income tax provision...................    2,081      2,926      3,563      3,853      2,796      3,266      1,539      1,324
                                         -------    -------    -------    -------    -------    -------    -------    -------
      Net income.......................  $ 3,469    $ 4,876    $ 5,939    $ 7,330    $ 4,865    $ 5,682    $ 2,677    $ 4,893
                                         =======    =======    =======    =======    =======    =======    =======    =======
Basic net income per common share......  $  0.17    $  0.23    $  0.28    $  0.34    $  0.22    $  0.25    $  0.12    $  0.21
                                         =======    =======    =======    =======    =======    =======    =======    =======
Diluted net income per common share....  $  0.15    $  0.20    $  0.24    $  0.30    $  0.20    $  0.24    $  0.11    $  0.21
                                         =======    =======    =======    =======    =======    =======    =======    =======

                                                                         AS A PERCENTAGE OF REVENUES
                                            -------------------------------------------------------------------------------------
                                            MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                              2000       2000       2000       2000       2001       2001       2001       2001
                                            --------   --------   --------   --------   --------   --------   --------   --------
Core research.............................     77%        73%        80%        76%        81%        71%        86%        75%
Advisory services and other...............     23         27         20         24         19         29         14         25
                                              ---        ---        ---        ---        ---        ---        ---        ---
      Total revenues......................    100        100        100        100        100        100        100        100
Cost of services and fulfillment..........     30         31         28         29         28         33         30         32
Selling and marketing.....................     40         37         37         37         41         36         37         32
General and administrative................     12         12         12         12         11         10         10         11
Depreciation and amortization.............      5          5          5          5          6          6          8          8
Reorganization costs......................     --         --         --         --         --         --          9         --
                                              ---        ---        ---        ---        ---        ---        ---        ---
      Income from operations..............     13         15         18         17         14         15          6         17
Other income, net.........................      5          5          6          5          4          4          6          1
                                              ---        ---        ---        ---        ---        ---        ---        ---
      Income before income tax
        provision.........................     18         20         24         22         18         19         12         18
Income tax provision......................      7          7          9          8          7          7          4          4
                                              ---        ---        ---        ---        ---        ---        ---        ---
      Net income..........................     11%        13%        15%        14%        11%        12%         8%        14%
                                              ===        ===        ===        ===        ===        ===        ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during these periods primarily through funds generated from operations. In addition, we received $22.7 million of net proceeds from our public offering of common stock in February 2000, as well as $21.8 million and $16.4 million in proceeds from exercises of employee stock options and our employee stock purchase plan during 2000 and 2001, respectively. Memberships for core research, which constituted approximately 78% of our revenues during 2001, are annually renewable and are generally payable in advance. We generated cash from operating activities of $28.7 million in 2001 and $70.0 million in 2000. This decline in cash from operations is primarily the result of the decrease in agreement value to $116.2 million at December 31, 2001 from $187.8 million at December 31, 2000, and is reflected in lower accounts receivable and deferred revenue balances as of December 31, 2001. The decline is also attributable to fewer exercises of employee stock options resulting in reduced tax benefits to us. These declines in key business metrics are reflective of the more difficult economic environment.

     Included in cash from operations are deferred tax benefits of $8.4 million in 2001 and $13.6 million in 2000, which resulted primarily from stock option exercises. These exercises have generated a cumulative tax deduction of approximately $111.2 million for us. Approximately $27.7 million of this tax deduction will eliminate current-year taxable income, while $34.3 million was used to eliminate taxable income for 2000 and carried back to obtain a refund of certain taxes paid in prior years. The remaining $49.2 million of this tax deduction will be carried forward to offset future taxable income. The offset of these deferred tax benefits have been recorded as an increase to additional paid-in capital within stockholders' equity.

     During 2001, we used $43.0 million of cash in investing activities, consisting of $10.0 million for purchases of property and equipment and $33.0 million for net purchases of marketable securities and other non-marketable investments. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

     As of December 31, 2001, we had cash and cash equivalents of $17.7 million and $187.4 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of December 31, 2001, we had contributed approximately $7.2 million to the funds. Subsequent to December 31, 2001, we contributed an additional $1.7 million. The timing and amount of future contributions are entirely within the discretion of the investment funds.

     As of December 31, 2001, we had recorded total write-downs to the private equity funds of $907,000 as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

     As of December 31, 2001, we had contractual obligations as follows (in thousands):

                                                      PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------------
                                              LESS THAN
CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------             -------   ---------   ---------   ---------   -------------
Operating leases..................  $48,331    $7,985      $17,366     $16,091       $6,889
Unconditional purchase
  obligations.....................    1,140     1,140           --          --           --
                                    -------    ------      -------     -------       ------
Total.............................  $49,471    $9,125      $17,366     $16,091       $6,889
                                    =======    ======      =======     =======       ======

     We do not maintain any off-balance sheet financing arrangements.

     We hold minority interests in companies and equity investment funds having operations or technology in areas within our strategic focus. During 2000 and 2001, we recognized revenues of approximately $71,000 and $102,000, respectively, related to a Partners Program purchased by one of the private equity investment firms. The remaining revenues will be recognized in accordance with our revenue recognition policy through the termination date of the contract in March 2003. We believe that the services sold to the private equity investment firm were at arm's-length fair market value. During 1999, 2000 and 2001, we purchased survey services and data from companies in which we held a minority interest that totaled approximately $220,000, $699,000, and $1,404,000, respectively. We believe that the services received were at arm's-length fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 is not expected to have a material effect on our consolidated financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, we are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it with the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of income.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. Although we expect to adopt SFAS No. 142 in the fiscal quarter ended March 31, 2002, the extensive effort needed to comply with adopting the statement makes it impracticable to reasonably estimate the financial statement impact, specifically whether there will be any transitional impairment losses realized as a cumulative effect of a change in accounting principle. As of December 31, 2001, we had unamortized goodwill of $13.2 million and unamortized identifiable intangible assets of $1.1 million. Amortization expense related to goodwill and assembled workforce was approximately $180,000 for 2000 and $710,000 for 2001. Amortization expense related to other identifiable intangible assets that will continue to be amortized in the future was approximately $80,000 for 2000 and $325,000 for 2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Adoption of SFAS No. 144 is not expected to have a material effect on our consolidated financial position or results of operations.

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

     Interest Rate Sensitivity. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations, with a weighted-average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

     Principal amounts by expected maturity in US dollars (dollars in thousands):

                       FAIR VALUE AT   YEAR ENDING    YEAR ENDING    YEAR ENDING    YEAR ENDING    YEAR ENDING
                       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                           2001            2002           2003           2004           2005           2006
                       -------------   ------------   ------------   ------------   ------------   ------------
Cash equivalents.....    $ 16,042        $ 16,042       $    --        $    --        $    --         $   --
Weighted average
  interest rate......        1.86%           1.86%           --%            --%            --%            --%
Investments..........    $187,435        $111,752       $37,162        $18,683        $13,782         $6,056
Weighted average
  interest rate......        3.64%           3.67%         3.21%          3.23%          4.09%          5.83%
Total portfolio......    $203,477        $127,794       $37,162        $18,683        $13,782         $6,056
Weighted average
  interest rate......        3.50%           3.44%         3.21%          3.23%          4.09%          5.83%

     Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-US dollar denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in US dollars. The introduction of the euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2001, the total assets related to non-US dollar denominated currencies was approximately $23.8 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 2001 Annual Report on Form 10-K under
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2001 Annual Report on Form 10-K under the section captioned "Executive Officers." The information set forth under the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders for the year ended December 31, 2001 (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" of the 2002 Proxy Statement, except for the "Report of the Compensation Committee" and the "Performance Graph", is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed on Page 27.

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

Date: March 20, 2002

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                    SIGNATURE                             CAPACITY IN WHICH SIGNED             DATE
                    ---------                             ------------------------             ----

               /s/ GEORGE F. COLONY                  Chairman of the Board of Directors   March 20, 2002
 ------------------------------------------------    and Chief Executive Officer
                 George F. Colony                    (principal executive officer)


                /s/ WARREN HADLEY                    Chief Financial Officer and          March 20, 2002
 ------------------------------------------------    Treasurer (principal financial and
                  Warren Hadley                      accounting officer)


               /s/ HENK W. BROEDERS                  Member of the Board of Directors     March 20, 2002
 ------------------------------------------------
                 Henk W. Broeders


              /s/ ROBERT M. GALFORD                  Member of the Board of Directors     March 20, 2002
 ------------------------------------------------
                Robert M. Galford


               /s/ GEORGE R. HORNIG                  Member of the Board of Directors     March 20, 2002
 ------------------------------------------------
                 George R. Hornig


              /s/ MICHAEL H. WELLES                  Member of the Board of Directors     March 20, 2002
 ------------------------------------------------
                Michael H. Welles

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and December 31, 2001, and the related consolidated statements of income, stockholders' equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 2000, and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 15,848   $ 17,747
  Marketable securities.....................................   158,891    187,435
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $1,293 and $966 in 2000 and
     2001, respectively.....................................    49,923     24,498
  Deferred commissions......................................     7,873      4,444
  Prepaid income taxes......................................     3,632        559
  Prepaid expenses and other current assets.................     6,255      5,483
                                                              --------   --------
       Total current assets.................................   242,422    240,166
                                                              --------   --------
LONG-TERM ASSETS:
  Property and equipment, net (Note 5)......................    22,128     21,258
  Goodwill and other intangible assets, net (Note 3)........    15,358     14,333
  Deferred income taxes.....................................    16,968     19,387
  Other assets..............................................     6,927     10,008
                                                              --------   --------
       Total long-term assets...............................    61,381     64,986
                                                              --------   --------
       Total assets.........................................  $303,803   $305,152
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,993   $  2,667
  Customer deposits.........................................     1,200        498
  Accrued expenses..........................................    17,384     17,938
  Accrued income taxes......................................     1,771      3,721
  Deferred revenue..........................................   102,527     59,930
                                                              --------   --------
       Total current liabilities............................   126,875     84,754
                                                              --------   --------
COMMITMENTS (NOTES 6 AND 8)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none.........................        --         --
  Common stock, $.01 par value
     Authorized -- 125,000 shares
     Issued and outstanding -- 21,812 and 23,053 shares in
      2000 and 2001, respectively...........................       218        230
  Additional paid-in capital................................   131,018    156,043
  Retained earnings.........................................    46,048     64,165
  Accumulated other comprehensive loss......................      (356)       (40)
                                                              --------   --------
       Total stockholders' equity...........................   176,928    220,398
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $303,803   $305,152
                                                              ========   ========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       2000       2001
                                                              -------   --------   --------
REVENUES:
  Core research.............................................  $64,697   $120,477   $123,695
  Advisory services and other...............................   22,571     36,670     35,425
                                                              -------   --------   --------
       Total revenues.......................................   87,268    157,147    159,120
                                                              -------   --------   --------
OPERATING EXPENSES:
  Cost of services and fulfillment..........................   27,715     45,470     49,113
  Selling and marketing.....................................   31,131     57,957     58,334
  General and administrative................................    9,865     18,632     16,854
  Depreciation and amortization.............................    4,003      7,944     11,094
  Reorganization costs (Note 2).............................       --         --      3,108
  Costs related to acquisition (Note 3).....................      694         --         --
                                                              -------   --------   --------
       Total operating expenses.............................   73,408    130,003    138,503
                                                              -------   --------   --------
       Income from operations...............................   13,860     27,144     20,617
Other income, net...........................................    3,710      6,893      6,425
                                                              -------   --------   --------
       Income before income tax provision...................   17,570     34,037     27,042
Income tax provision........................................    6,589     12,423      8,925
                                                              -------   --------   --------
       Net income...........................................  $10,981   $ 21,614   $ 18,117
                                                              =======   ========   ========
Basic net income per common share...........................  $  0.61   $   1.03   $   0.80
                                                              =======   ========   ========
Diluted net income per common share.........................  $  0.55   $   0.88   $   0.76
                                                              =======   ========   ========
Basic weighted average common shares outstanding............   18,028     20,989     22,551
                                                              =======   ========   ========
Diluted weighted average common shares outstanding..........   20,067     24,526     23,907
                                                              =======   ========   ========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         COMMON STOCK                                ACCUMULATED
                                     --------------------   ADDITIONAL                  OTHER           TOTAL
                                     NUMBER OF   $.01 PAR    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                      SHARES      VALUE      CAPITAL     EARNINGS       LOSS           EQUITY          INCOME
                                     ---------   --------   ----------   --------   -------------   -------------   -------------
Balance, December 31, 1998.........   17,308       $173      $ 39,548    $13,494        $ 318         $ 53,533
  Issuance of common stock related
    to acquisition (Note 3)........      804          8            --        (41)          --              (33)
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,184         12        13,846         --           --           13,858
  Issuance of common stock under
    employee stock purchase plan...      112          1         1,377         --           --            1,378
  Net income.......................       --         --            --     10,981           --           10,981         $10,981
  Unrealized loss on marketable
    securities.....................       --         --            --         --         (563)            (563)           (563)
  Cumulative translation
    adjustment.....................       --         --            --         --         (349)            (349)           (349)
                                      ------       ----      --------    -------        -----         --------         -------
      Total comprehensive income...                                                                                    $10,069
                                                                                                                       =======
Balance, December 31, 1999.........   19,408        194        54,771     24,434         (594)          78,805
  Issuance of common stock in
    public offering, net of
    issuance costs of approximately
    $65............................      626          6        22,653         --           --           22,659
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,715         17        51,259         --           --           51,276
  Issuance of common stock under
    employee stock purchase plan,
    including tax benefit..........       63          1         2,335         --           --            2,336
  Net income.......................       --         --            --     21,614           --           21,614         $21,614
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --            --         --          496              496             496
  Cumulative translation
    adjustment.....................       --         --            --         --         (258)            (258)           (258)
                                      ------       ----      --------    -------        -----         --------         -------
      Total comprehensive income...                                                                                    $21,852
                                                                                                                       =======
Balance, December 31, 2000.........   21,812        218       131,018     46,048         (356)         176,928
  Issuance of common stock under
    stock option plans, including
    tax benefit....................    1,146         11        23,092         --           --           23,103
  Issuance of common stock under
    employee stock purchase plan,
    including tax benefit..........       95          1         1,933         --           --            1,934
  Net income.......................       --         --            --     18,117           --           18,117         $18,117
  Unrealized gain on marketable
    securities, net of tax
    provision......................       --         --            --         --          214              214             214
  Cumulative translation
    adjustment.....................       --         --            --         --          102              102             102
                                      ------       ----      --------    -------        -----         --------         -------
      Total comprehensive income...                                                                                    $18,433
                                                                                                                       =======
Balance, December 31, 2001.........   23,053       $230      $156,043    $64,165        $ (40)        $220,398
                                      ======       ====      ========    =======        =====         ========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  10,981   $  21,614   $  18,117
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................      4,003       7,944      11,094
    Write-downs of non-marketable investment (Note 6).......         --         950       3,217
    Non-cash gain on sale of Internet Adwatch(TM) (Note
      6)....................................................         --          --      (1,664)
    Loss on disposals of property and equipment.............        105         376         254
    Tax benefit from exercises of employee stock options....      5,044      31,787       8,618
    Deferred income taxes...................................        464     (18,194)     (2,416)
    Non-cash reorganization costs...........................         --          --         471
    Increase in provision for doubtful accounts.............        904       1,246         885
    Accretion of discount on marketable securities..........        (50)       (178)         --
    Changes in assets and liabilities, net of
      acquisitions --
      Accounts receivable...................................    (15,940)    (13,817)     24,477
      Deferred commissions..................................     (2,726)     (3,023)      3,429
      Prepaid income taxes..................................       (853)     (2,446)      3,094
      Prepaid expenses and other current assets.............     (1,610)     (1,924)        799
      Accounts payable......................................      1,103       1,931      (1,978)
      Customer deposits.....................................        452         459        (702)
      Accrued expenses......................................      3,875       6,342       1,536
      Accrued income taxes..................................       (328)      1,156       1,950
      Deferred revenue......................................     26,521      35,745     (42,510)
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........     31,945      69,968      28,671
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash acquired (paid) in acquisitions (Note 3).........        355     (14,851)         --
  Purchases of property and equipment.......................     (8,892)    (18,044)    (10,046)
  Proceeds related to disposals of property and equipment...      1,056          --          --
  Purchases of non-marketable investments (Note 6)..........     (1,000)     (6,681)     (4,681)
  (Decrease) increase in other assets.......................       (835)        (45)         42
  Purchases of marketable securities........................   (466,628)   (354,613)   (222,567)
  Proceeds from sales and maturities of marketable
    securities..............................................    436,843     282,021     194,250
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............    (39,101)   (112,213)    (43,002)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net proceeds from public offering of common stock.........         --      22,659          --
  Proceeds from issuance of common stock under stock option
    plans and employee stock purchase plan..................     10,192      21,825      16,419
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........     10,192      44,484      16,419
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (5)        164        (189)
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................      3,031       2,403       1,899
Cash and cash equivalents, beginning of year................     10,414      13,445      15,848
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  13,445   $  15,848   $  17,747
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $   2,217   $      95   $     919
                                                              =========   =========   =========
On October 9, 2000, Forrester acquired FORIT GmbH, as
  follows --
  Fair value of assets acquired, excluding cash.............              $  15,877
  Cash paid for acquisition, net of cash acquired...........              $ (14,851)
                                                                          ---------
  Liabilities assumed.......................................              $   1,026
                                                                          =========

     During 1999, Forrester acquired Fletcher Research Limited in a transaction accounted for as a pooling of interests. Due to Fletcher's immateriality to the financial position and results of operations of Forrester, these historical financial statements were not restated.

  (The accompanying notes are an integral part of these consolidated financial statements.)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Forrester Research, Inc. (Forrester) is a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the accompanying financial statements and notes.

 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Forrester and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

 FOREIGN CURRENCY

     The functional currencies of Forrester's wholly owned subsidiaries are generally the respective local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in other income in the consolidated statements of income and were not significant during the periods presented.

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

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                              1999     2000     2001
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  18,028   20,989   22,551
Weighted average common equivalent shares..................   2,039    3,537    1,356
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  20,067   24,526   23,907
                                                             ======   ======   ======

     As of December 31, 1999, December 31, 2000, and December 31, 2001, approximately 672,000, 442,000, and 3,483,000 stock options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

 REVENUE RECOGNITION

     Forrester generally invoices its core research, advisory, and other services when an order is received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed.

 DEFERRED COMMISSIONS

     Commissions incurred in acquiring new or renewal contracts are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

 DEPRECIATION AND AMORTIZATION

     Forrester provides for depreciation and amortization, computed using the straight-line method, by charges to operations in amounts that allocate the costs of these assets over their estimated useful lives as follows:

                                                                 ESTIMATED
                                                                USEFUL LIFE
                                                               -------------
Computers and equipment.....................................    2 to 5 Years
Computer software...........................................         3 Years
Furniture and fixtures......................................         7 Years
Leasehold improvements......................................   Life of Lease

 LONG-LIVED ASSETS

     Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. To date, Forrester has not recorded any impairments of its long-lived assets.

 COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying statements of stockholders' equity and comprehensive income. The components of accumulated other comprehensive loss as of December 31, 2000, and December 31, 2001 are as follows (in thousands):

                                                              2000    2001
                                                              -----   -----
Unrealized gain on marketable securities, net of taxes......  $  83   $ 297
Cumulative translation adjustment...........................   (439)   (337)
                                                              -----   -----
Total accumulated other comprehensive loss..................  $(356)  $ (40)
                                                              =====   =====

 PRODUCT DEVELOPMENT

     All costs associated with the development of new products and services are expensed as incurred.

 ORGANIZATIONAL COSTS

     Forrester charges the costs of all start-up activities, including organizational costs, to operations in the period in which those costs are incurred.

 CAPITALIZED SOFTWARE COSTS

     Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. Forrester adopted SOP No. 98-1 beginning January 1, 1999. SOP No. 98-1 had no effect upon adoption. Capitalized internal use software costs are amortized over three years and are included within property and equipment, net on the accompanying consolidated balance sheet. The net book value of capitalized internal-use software costs at December 31, 2000, and December 31, 2001 was approximately $4,363,000 and $4,011,000, respectively.

 CONCENTRATION OF CREDIT RISK

     Forrester has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, marketable securities, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

 FINANCIAL INSTRUMENTS

     Forrester's financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value. The fair market value of marketable securities is based on market quotes. Forrester's cash equivalents and marketable securities are generally investment-grade corporate bonds and obligations of the federal government or municipal issuers.

     Forrester does not use derivative financial instruments for speculative or trading purposes.

 MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets. Actual results could differ from these estimates.

 RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

 NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 is not expected to have a material effect on Forrester's consolidated financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually, or when events indicate that there may be an impairment. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Forrester must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Forrester will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and Forrester must perform the second step of the transitional impairment test. In the second step, Forrester must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of income as of January 1, 2002.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Although Forrester expects to adopt SFAS No. 142 in the fiscal quarter ended March 31, 2002, the extensive effort needed to comply with adopting the statement makes it impracticable to reasonably estimate the financial statement impact, specifically whether there will be any transitional impairment losses realized as a cumulative effect of a change in accounting principle. As of December 31, 2001, Forrester had unamortized goodwill of $13.2 million and unamortized identifiable intangible assets of $1.1 million. Amortization expense related to goodwill and assembled workforce was approximately $180,000 and $710,000, for the fiscal years ended December 31, 2000 and December 31, 2001, respectively. Amortization expense related to other identifiable intangible assets that will continue to be amortized in the future was approximately $80,000 and $325,000, for the fiscal years ended December 31, 2000 and December 31, 2001, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. Adoption of SFAS No. 144 is not expected to have a material effect on Forrester's consolidated financial position or results of operations.

(2) REORGANIZATION

     On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its workforce by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the quarter ended September 30, 2001. Approximately 66% of the terminated employees were from the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related expenses from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off include computer equipment, software, and furniture and fixtures related to employees and locations terminated in connection with the reorganization.

     Reorganization costs as of December 31, 2001, are as follows (in thousands):

                                                                              ACCRUED AS OF
                                               TOTAL    NON-CASH     CASH     DECEMBER 31,
                                               CHARGE   CHARGES    PAYMENTS       2001
                                               ------   --------   --------   -------------
Work force reduction.........................  $2,149     $ --      $2,045        $104
Facility consolidations and other related
  costs......................................     488       --         370         118
Depreciable assets...........................     471      471          --          --
                                               ------     ----      ------        ----
Total........................................  $3,108     $471      $2,415        $222
                                               ======     ====      ======        ====

     A significant portion of the remaining liabilities accrued as of December 31, 2001, are expected to be paid out in the three months ended March 31, 2002.

(3) ACQUISITIONS

     On October 15, 2000, Forrester acquired 100% of the outstanding shares of Forit, GmbH (Forit) for $15.0 million in cash and the assumption of approximately $1.0 million in liabilities. Forit was a provider of technology research to companies primarily located in Germany, Switzerland, and Austria. The acquisition was accounted for under the purchase method, and accordingly, Forit's results of operations have been included within the consolidated results of Forrester since the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was approximately $15.6 million and was recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis as follows (in thousands):

                                                              AMOUNT      LIFE
                                                              -------   --------
Customer base...............................................  $   900    7 years
Research content............................................  $   600    3 years
Assembled workforce.........................................  $   100    7 years
Goodwill....................................................  $14,019   20 years

     Forit's historical financial position and results of operations prior to the date of acquisition were not material to Forrester's financial position and results of operations.

     As of December 31, 2000 and December 2001, goodwill and other intangible assets consisted of the following (in thousands):

                                                               2000      2001
                                                              -------   -------
Goodwill....................................................  $14,019   $14,019
Other intangible assets.....................................    1,600     1,600
                                                              -------   -------
       Total goodwill and other intangible assets...........   15,619    15,619
Less accumulated amortization...............................     (261)   (1,286)
                                                              -------   -------
       Goodwill and other intangible assets, net............  $15,358   $14,333
                                                              =======   =======

     On November 15, 1999, Forrester acquired 100% of the outstanding shares of Fletcher Research Limited (Fletcher). The transaction was accounted for as a pooling of interests. However, Fletcher's historical financial position and results of operations were not material to Forrester's financial position and results of operations. Accordingly, the historical financial statements of Forrester were not restated. Forrester incurred approximately $694,000 of various costs including legal, accounting, printing, filing, and other fees and expenses related to this transaction, which were separately stated in the accompanying consolidated statement of income for the year ended December 31, 1999.

(4) CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     Forrester considers all short-term, highly liquid investments with maturities of 90 days or less from the original date of purchase to be cash equivalents.

     Forrester accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. At December 31, 2000, and December 31, 2001, these securities consisted of investments in federal and state government obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. There were no held-to-maturity or trading securities at December 31, 2000 and December 31, 2001.

     The aggregate market value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

                                                        AS OF DECEMBER 31, 2000
                                             ----------------------------------------------
                                                                      GROSS        GROSS
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                              VALUE       COST        GAINS        LOSSES
                                             --------   ---------   ----------   ----------
U.S. Treasury notes........................  $  6,990   $  6,989       $  1         $--
Federal agency obligations.................    22,697     22,698          4           5
State and municipal bonds..................   100,454    100,414         62          22
Corporate obligations......................    28,750     28,707         43           0
                                             --------   --------       ----         ---
                                             $158,891   $158,808       $110         $27
                                             ========   ========       ====         ===

                                                        AS OF DECEMBER 31, 2001
                                             ----------------------------------------------
                                                                      GROSS        GROSS
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                              VALUE       COST        GAINS        LOSSES
                                             --------   ---------   ----------   ----------
Federal agency obligations.................  $     91   $     57       $ 34         $ --
State and municipal bonds..................   156,491    156,328        651          488
Corporate obligations......................    30,853     30,753        237          137
                                             --------   --------       ----         ----
                                             $187,435   $187,138       $922         $625
                                             ========   ========       ====         ====

     The following table summarizes the maturity periods of marketable securities as of December 31, 2001:

                                               LESS THAN   1 TO 2    3 TO 5
                                                1 YEAR      YEARS     YEARS     TOTAL
                                               ---------   -------   -------   --------
Federal agency obligations...................  $     --    $    --   $    91   $     91
State and municipal bonds....................    87,119     37,162    32,210    156,491
Corporate obligations........................    24,633         --     6,220     30,853
                                               --------    -------   -------   --------
                                               $111,752    $37,162   $38,521   $187,435
                                               ========    =======   =======   ========

     Gross realized gains and losses on sales of marketable securities for the years ended December 31, 2000 and 2001, which were calculated based on specific identification, were not material.

(5) PROPERTY AND EQUIPMENT

     At December 31, 2000, and December 31, 2001, property and equipment consisted of the following (in thousands):

                                                               2000      2001
                                                              -------   -------
Computers and equipment.....................................  $20,440   $23,632
Computer software...........................................    7,751     9,784
Furniture and fixtures......................................    3,289     3,436
Leasehold improvements......................................    4,852     7,391
                                                              -------   -------
       Total property and equipment.........................   36,332    44,243
Less accumulated depreciation and amortization..............  (14,204)  (22,985)
                                                              -------   -------
       Property and equipment, net..........................  $22,128   $21,258
                                                              =======   =======

(6) NON-MARKETABLE INVESTMENTS

     In September 2001, Forrester sold its Internet AdWatch product to Evaliant Media Resources, LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interests in Evaliant representing approximately 8.3% ownership. Revenues related to the Internet AdWatch product were not material to Forrester's total revenues in any of the periods presented. This transaction resulted in a net gain to Forrester of approximately $1.7 million during the quarter ended September 30, 2001, which was included in other income in the consolidated statement of income. The investment in Evaliant is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. As of December 31, 2001, Forrester determined that no further impairment had occurred.

     In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In December 2001, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,474,000 during the quarter ended December 31, 2001, which was included in other income in the consolidated statement of income. As of December 31, 2001, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 2000 and December 31, 2001, Forrester expensed approximately $300,000 and $1,030,000, respectively, to the cost of services and fulfillment related to services purchased from Doculabs. Management believes that the services received from Doculabs were at arm's-length fair market value.

     In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services that uses proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of approximately $836,000 during the quarter ended September 30, 2001, which was included in other income in the consolidated statement of income. As of December 31, 2001, Forrester determined that no further impairment had occurred.

     During the year ended December 31, 2001, Forrester expensed approximately $60,000 to the cost of services and fulfillment related to services purchased from comScore. Management believes that the services received from comScore were at arm's-length fair market value.

     In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. Forrester has adopted a cash bonus plan to pay bonuses, after the return of our invested capital, measured by the proceeds of a portion of our share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of December 31, 2001, Forrester had contributed approximately $7,225,000 to the investment funds. These investment funds are being accounted for using the equity method. Accordingly, Forrester's pro-rata share of the investment funds' performance is recorded each period as other income in the statement of income. The carrying value of the investment funds as of December 31, 2001 was approximately $5,613,000. During the year ended December 31, 2001, fund management charges of approximately $1,472,000 were included in other income in the consolidated statement of income, including approximately $907,000 due to the impairment of certain investments within the portfolio of one of the private equity funds. During the year ended December 31, 2000, fund management charges of approximately $161,000 were included in other income in the statement of income.

     During the years ended December 31, 2000 and December 31, 2001, Forrester recognized revenues of approximately $71,000 and $102,000, respectively, related to a Partners Program purchased by one of the private equity investment firms. Management believes that the services sold to the private equity investment firm were at arm's-length fair market value.

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

     In December 2000, Forrester determined that its investment in Greenfield had been impaired due to its decision not to participate in an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of approximately $1.0 million during the quarter ended December 31, 2000, which was included in other income in the consolidated statement of income. As of December 31, 2001, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 1999, December 31, 2000, and December 31, 2001, Forrester expensed approximately $220,000, $399,000, and $314,000, respectively, to the cost of services and fulfillment related to services purchased from Greenfield. Management believes that the services provided by Greenfield were at arm's-length fair market value.

     In the aggregate, Forrester included net losses of $1,111,000 and $3,782,000 in other income in the consolidated statements of income related to non-marketable investments during the years ended December 31, 2000 and December 31, 2001, respectively. The aggregate carrying value of non-marketable investments included in other assets in the accompanying consolidated balance sheets as of December 31, 2000 and December 31, 2001 were $6,666,000 and $9,845,000, respectively.

(7) INCOME TAXES

     Forrester accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     Income before income tax provision for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 consists of the following (in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Domestic................................................  $16,811   $31,570   $22,760
Foreign.................................................      759     2,467     4,282
                                                          -------   -------   -------
       Total............................................  $17,570   $34,037   $27,042
                                                          =======   =======   =======

     The components of the income tax provisions (benefits) for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 are as follows (in thousands):

                                                             1999     2000      2001
                                                            ------   -------   ------
Current --
  Federal.................................................  $5,497   $11,031   $8,424
  State...................................................     628     1,463    1,038
  Foreign.................................................      --       968    2,153
                                                            ------   -------   ------
                                                             6,125    13,462   11,615
                                                            ------   -------   ------
Deferred --
  Federal.................................................     415      (471)  (1,846)
  State...................................................      49      (139)    (158)
  Foreign.................................................      --      (429)    (686)
                                                            ------   -------   ------
                                                               464    (1,039)  (2,690)
                                                            ------   -------   ------
       Income tax provision...............................  $6,589   $12,423   $8,925
                                                            ======   =======   ======

     A reconciliation of the federal statutory rate to Forrester's effective tax rate for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 is as follows:

                                                              1999   2000   2001
                                                              ----   ----   ----
Income tax provision at federal statutory rate..............  35.0%  35.0%  35.0%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   3.7    3.3    2.8
  Non-deductible costs related to acquisition...............   1.1     --     --
  Non-deductible expenses...................................   0.6    0.6    0.5
  Tax-exempt interest income................................  (1.7)  (3.1)  (5.8)
  Benefit of foreign sales corporation......................  (0.6)    --     --
  Other, net................................................  (0.6)   0.7    0.5
                                                              ----   ----   ----
Effective income tax rate...................................  37.5%  36.5%  33.0%
                                                              ====   ====   ====

     Deferred income taxes as of December 31, 2000 and December 31, 2001 are related to the following temporary differences (in thousands):

                                                               2000      2001
                                                              -------   -------
Non-deductible reserves and accruals........................  $ 2,041   $ 2,749
Depreciation and amortization...............................      563       723
Deferred commissions........................................   (2,874)   (1,555)
Net operating loss and other carryforwards..................   17,238    17,470
                                                              -------   -------
                                                              $16,968   $19,387
                                                              =======   =======

     Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $49.2 million related to exercises of employee stock options. These net operating losses were recorded as a benefit to additional paid-in capital within stockholders' equity and will expire between the years 2015 and 2021. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester's future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     A provision has not been made for US or additional non-US taxes on approximately $7.4 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the US because Forrester plans to keep these amounts permanently reinvested overseas.

(8) COMMITMENTS

     Forrester leases its office space and certain office equipment under operating leases. At December 31, 2001, approximate future minimum rentals due are as follows (in thousands):

2002........................................................   $ 9,125
2003........................................................     8,550
2004........................................................     8,816
2005........................................................     8,822
2006........................................................     7,269
Thereafter..................................................     6,889
                                                               -------
Total minimum lease payments................................   $49,471
                                                               =======

     Aggregate rent expenses were approximately $2,760,000, $6,428,000, and $9,388,000 for the years ended December 31, 1999, December 31, 2000, and December 31, 2001, respectively.

(9) STOCKHOLDERS' EQUITY

 STOCK SPLIT

     On February 7, 2000, Forrester increased the number of authorized shares of common stock from 25,000,000 to 125,000,000 and effected a two-for-one stock split as a 100% stock dividend. Forrester has retroactively restated all share and per share amounts for the periods presented to give effect to this stock split.

 PREFERRED STOCK

     Forrester has authorized 500,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

(10) STOCK OPTION PLANS

     In February 1996, Forrester adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which has been subsequently amended (the Plan). The Plan provides for the issuance of incentive stock options (ISOs) and non-qualified stock options (NSOs) to purchase up to 13,500,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over three to four years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as defined.

     In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the Directors' Plan), which provides for the issuance of options to purchase up to 300,000 shares of common stock. Under the Directors' Plan, each non-employee director shall be awarded options to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 8,000 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following Forrester's annual stockholders' meeting. These options will vest in three equal installments on the first, second, and third anniversaries of the date of grant. The Compensation Committee of the Board of Directors (the Compensation Committee) also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

     Stock option activity under the Plan and under the Directors' Plan from December 31, 1998, to December 31, 2001, was as follows (in thousands, except per share data):

                                                                            WEIGHTED AVERAGE
                                                NUMBER     EXERCISE PRICE    EXERCISE PRICE
                                               OF SHARES     PER SHARE         PER SHARE
                                               ---------   --------------   ----------------
Outstanding at December 31, 1998.............    4,097     $   2.75-19.88        $10.85
Granted......................................    4,414         0.81-33.88         14.31
Exercised....................................   (1,184)        2.75-19.85          7.46
Forfeitures..................................     (870)        5.50-22.88         15.13
                                                ------     --------------        ------
Outstanding at December 31, 1999.............    6,457         0.81-33.88         13.28
Granted......................................    1,763        24.64-75.50         34.80
Exercised....................................   (1,715)        0.81-23.94         11.31
Forfeitures..................................     (227)        9.57-75.50         20.11
                                                ------     --------------        ------
Outstanding at December 31, 2000.............    6,278         2.75-70.84         19.65
Granted......................................    1,361        15.47-55.00         24.83
Exercised....................................   (1,146)        2.75-34.16         12.81
Forfeitures..................................     (643)       11.69-70.84         29.09
                                                ------     --------------        ------
Outstanding at December 31, 2001.............    5,850     $  2.75-$70.84        $21.17
                                                ======     ==============        ======
Exercisable at December 31, 2001.............    2,526     $  2.75-$70.84        $18.18
                                                ======     ==============        ======
Exercisable at December 31, 2000.............    1,462     $  2.75-$33.88        $13.45
                                                ======     ==============        ======
Exercisable at December 31, 1999.............    1,226     $  0.81-$23.94        $10.19
                                                ======     ==============        ======

     On January 29, 2002, Forrester approved the grant of approximately 744,000 additional options under the Plan at an exercise price of $16.28 per share.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (in thousands, except per share data):

                                                 WEIGHTED       WEIGHTED                         WEIGHTED
                                OPTIONS          AVERAGE         AVERAGE        OPTIONS          AVERAGE
                            OUTSTANDING AT    EXERCISE PRICE    REMAINING    EXERCISABLE AT   EXERCISE PRICE
                             DECEMBER 31,       OF OPTIONS     CONTRACTUAL    DECEMBER 31,      OF OPTIONS
                                 2001          OUTSTANDING        LIFE            2001         EXERCISABLE
                            ---------------   --------------   -----------   --------------   --------------
Range of exercise prices
$  2.75-6.50..............          75            $ 4.72          4.47              75            $ 4.72
   9.47-11.57.............         434             10.10          6.06             359              9.81
  11.69-13.50.............       1,574             11.72          6.85             839             11.75
  13.94-16.10.............         153             15.40          7.94              77             14.98
  16.22-18.69.............         238             17.14          7.89             123             17.42
  18.94-21.59.............         683             20.20          7.55             430             20.06
  22.25-24.64.............       1,084             24.08          7.51             358             24.07
  25.16-27.68.............         840             25.23          8.95              --                --
  28.47-31.39.............         211             28.71          8.05              59             28.75
  33.49-39.03.............         118             35.18          8.24              40             35.00
  41.47-49.94.............         262             47.33          8.64             112             48.07
  52.67-70.84.............         177             59.23          8.56              53             59.81
                                 -----            ------          ----           -----            ------
                                 5,850            $21.17          7.54           2,526            $18.18
                                 =====            ======          ====           =====            ======

     The weighted average remaining contractual life of stock options outstanding at December 31, 1999, December 31, 2000, and December 31, 2001 was 8.6, 8.1, and 7.5 years, respectively. As of December 31, 1999, December 31, 2000, and December 31, 2001, options available for future grant under the Plan and the Directors' Plan were approximately 2,261,000, 4,025,000, and 3,307,000, respectively.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Forrester has computed the value of options granted during the years ended December 31, 1999, December 31, 2000, and December 31, 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123, and the following assumptions:

                                                             1999      2000      2001
                                                            -------   -------   -------
Risk-free interest rate...................................    5.54%     6.22%     4.09%
Expected dividend yield...................................       --        --        --
Expected lives............................................  5 years   3 years   3 years
Expected volatility.......................................      55%       64%       71%
Weighted average fair value...............................  $  6.65   $ 15.32   $ 13.67

     If compensation cost for Forrester's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 would have been approximately as follows (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
As reported --
  Net income............................................  $10,981   $21,614   $18,117
                                                          =======   =======   =======
  Basic net income per common share.....................  $  0.61   $  1.03   $  0.80
                                                          =======   =======   =======
  Diluted net income per common share...................  $  0.55   $  0.88   $  0.76
                                                          =======   =======   =======
Pro forma --
  Net income............................................  $ 2,902   $ 8,618   $ 2,087
                                                          =======   =======   =======
  Basic net income per common share.....................  $  0.16   $  0.41   $  0.09
                                                          =======   =======   =======
  Diluted net income per common share...................  $  0.14   $  0.35   $  0.09
                                                          =======   =======   =======

     In January 1998, Forrester's founder and principal shareholder granted certain key employees options to purchase 2 million shares of his common stock. The options have an exercise price of $9.57 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000, and January 28, 2001. As of December 31, 2001, approximately 282,000 options remained outstanding, all of which were exercisable.

(11) EMPLOYEE PENSION PLANS

     Forrester sponsors several defined contribution plans covering all eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions based upon profitability. Further, certain plans contain vesting provisions. Forrester's pension contributions totaled approximately $521,000, $813,000, and $1,276,000 for the years ended December 31, 1999, December 31, 2000, and December 31, 2001, respectively.

(12) EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which provides for the issuance of up to 400,000 shares of common stock. The Stock Purchase Plan is administered by the Compensation Committee. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 30 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive July 1 and January 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

                                                               SHARES     PURCHASE
PURCHASE PERIOD ENDED --                                      PURCHASED    PRICE
------------------------                                      ---------   --------
June 30, 1999...............................................   38,570      $10.61
December 31, 1999...........................................   49,316      $10.89
June 30, 2000...............................................   34,238      $27.94
December 31, 2000...........................................   28,575      $42.55
June 30, 2001...............................................   54,658      $19.20
December 31, 2001...........................................   40,580      $17.12

(13) OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING

     Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision-maker, or decision-making group, as defined under SFAS No. 131, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group is the Executive Team, consisting of the Chief Executive Officer and other executive officers. To date, Forrester has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment.

     Long-lived tangible assets by location as of December 31, 2000 and December 31, 2001 are as follows (dollars in thousands):

                                                               2000      2001
                                                              -------   -------
United States...............................................  $26,004   $27,075
United Kingdom..............................................    1,604     1,687
Europe (excluding United Kingdom)...........................    1,447     2,504
Canada......................................................       --        --
Other.......................................................       --        --
                                                              -------   -------
                                                              $29,055   $31,266
                                                              =======   =======

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 are as follows (dollars in thousands):

                                                         1999       2000       2001
                                                        -------   --------   --------
United States.........................................  $67,477   $116,077   $112,349
United Kingdom........................................    6,897     13,719     13,450
Europe (excluding United Kingdom).....................    5,345     12,671     17,288
Canada................................................    3,571      6,747      7,086
Other.................................................    3,978      7,933      8,947
                                                        -------   --------   --------
                                                        $87,268   $157,147   $159,120
                                                        =======   ========   ========
United States.........................................       78%        74%        71%
United Kingdom........................................        8          9          8
Europe (excluding United Kingdom).....................        6          8         11
Canada................................................        4          4          4
Other.................................................        4          5          6
                                                        -------   --------   --------
                                                            100%       100%       100%
                                                        =======   ========   ========

(14) CERTAIN BALANCE SHEET ACCOUNTS

  ACCRUED EXPENSES:

     Accrued expenses as of December 31, 2000 and December 31, 2001 consist of the following (in thousands):

                                                               2000      2001
                                                              -------   -------
Payroll and related.........................................  $ 8,320   $ 9,819
Other.......................................................    9,064     8,119
                                                              -------   -------
                                                              $17,384   $17,938
                                                              =======   =======

 ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 1999, December 31, 2000, and December 31, 2001 is as follows (in thousands):

                                                              1999    2000     2001
                                                              ----   ------   -------
Balance, beginning of period................................  $400   $  580   $ 1,293
  Provision for doubtful accounts...........................   904    1,246       885
  Additions arising from acquisitions (Note 3)..............    80       47        --
  Write-offs................................................  (804)    (580)   (1,212)
                                                              ----   ------   -------
Balance, end of period......................................  $580   $1,293   $   966
                                                              ====   ======   =======

(15) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and December 31, 2001 (in thousands, except per share data):

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2000        2000       2000        2000
                                                ---------   --------   ---------   --------
Revenues......................................   $30,817    $38,279     $40,137    $47,914
Income from operations........................   $ 4,096    $ 5,830     $ 7,345    $ 9,873
Net income....................................   $ 3,469    $ 4,876     $ 5,939    $ 7,330
Basic net income per common share.............   $  0.17    $  0.23     $  0.28    $  0.34
Diluted net income per common share...........   $  0.15    $  0.20     $  0.24    $  0.30

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2001        2001       2001        2001
                                                ---------   --------   ---------   --------
Revenues......................................   $43,645    $46,414     $34,410    $34,651
Income from operations........................   $ 5,904    $ 6,800     $ 2,105    $ 5,808
Net income....................................   $ 4,865    $ 5,682     $ 2,677    $ 4,893
Basic net income per common share.............   $  0.22    $  0.25     $  0.12    $  0.21
Diluted net income per common share...........   $  0.20    $  0.24     $  0.11    $  0.21

(16) SUBSEQUENT EVENT

     On January 10, 2002, in response to conditions and demands of the market and a slower economy, Forrester announced it would reduce its workforce by approximately 126 positions and expects to record a reorganization charge of approximately $4.0 million to $6.0 million in the quarter ended March 31, 2002. This charge will consist of severance and related expenses from the reduction of the workforce, including office consolidations.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.1(1)     Stock Purchase Agreement.
   3.1(3)     Restated Certificate of Incorporation of the Company.
   3.2(5)     Certificate of Amendment of the Certificate of Incorporation
              of the Company.
   3.3(3)     Bylaws of the Company, as amended.
   4(3)       Specimen Certificate for shares of Common Stock, $.01 par
              value, of the Company.
  10.1+(3)    Registration Rights and Non-Competition Agreement.
  10.2+(3)    Tax Indemnification Agreement dated November 25, 1996.
  10.3+(3)    1996 Amended and Restated Equity Incentive Plan, as amended.
  10.4+(3)    1996 Employee Stock Purchase Plan.
  10.5+(3)    1996 Director Option Plan for Non-Employee Directors.
  10.10(4)    Lease dated May 6, 1999 between Technology Square LLC and
              the Company for the premises located at 400 Technology
              Square, Cambridge, Massachusetts (the "Technology Square
              Lease").
  10.11(5)    Registration Rights Agreement.
  10.12(5)    Indemnification Agreement.
  21(2)       Subsidiaries of the Registrant.
  23(2)       Consent of Arthur Andersen LLP.
  99.1(2)     Letter of Quality Assurance by Arthur Andersen LLP

---------------

+ Denotes management contract or compensation arrangements.

(1) Filed as an Exhibit to the Company's current Report on Form 8-K filed on November 30, 1999 and incorporated by reference herein.

(2) Filed herewith.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on September 26, 1996 and amended on November 5, 1996 (File No. 333-12761) and incorporated by reference herein.

(4) Filed as an Exhibit to the Company's Form 10-Q filed on August 16, 1999 and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 10, 2000 and incorporated by reference herein.