Form 10-Q
period 2002-03-31
FORRESTER RESEARCH INC
filed 2002-05-15
CIK 1023313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -----------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

Yes /X/      No / /

      As of May 13, 2002, 23,564,391 shares of the registrant's common stock were outstanding.

                           FORRESTER RESEARCH, INC.

                              INDEX TO FORM 10-Q


PART I.       FINANCIAL INFORMATION                                        Page
                                                                           ----
ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2002               3
              and December 31, 2001

              Consolidated Statements of Income for the Three
              Months Ended March 31, 2002 and 2001                           4

              Consolidated Statements of Cash Flows for the Three            5
              Months Ended March 31, 2002 and 2001

              Notes to Consolidated Financial Statements                     6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

ITEM 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                   17

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                             18

ITEM 2.       Changes in Securities                                         18

ITEM 3.       Defaults Upon Senior Securities                               18

ITEM 4.       Submission of Matters to a Vote of Security-Holders           18

ITEM 5.       Other Information                                             18

ITEM 6.       Exhibits and Reports on Form 8-K                              18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2002            2001
                                                                                 ---------      ---------
                                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $  13,094      $  17,747
   Marketable securities                                                           190,115        187,435
   Accounts receivable, net                                                         15,110         24,498
   Deferred commissions                                                              3,823          4,444
   Prepaid income taxes                                                                766            559
   Prepaid expenses and other current assets                                         5,988          5,483
                                                                                 ---------      ---------

         Total current assets                                                      228,896        240,166
                                                                                 ---------      ---------

Long-term assets:
   Property and equipment, net                                                      16,399         21,258
   Goodwill and other intangible assets, net                                        14,251         14,333
   Deferred income taxes                                                            19,919         19,387
   Non-marketable investments and other assets                                       9,296         10,008
                                                                                 ---------      ---------

         Total long-term assets                                                     59,865         64,986
                                                                                 ---------      ---------

         Total assets                                                            $ 288,761      $ 305,152
                                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   2,048      $   2,667
   Customer deposits                                                                   384            498
   Accrued expenses                                                                 17,985         17,938
   Accrued income taxes                                                              2,444          3,721
   Deferred revenue                                                                 53,380         59,930
                                                                                 ---------      ---------

         Total current liabilities                                                  76,241         84,754
                                                                                 ---------      ---------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none                                                     --             --
   Common stock, $.01 par value
     Authorized -- 125,000 shares
     Issued and outstanding -- 23,269 and 23,052 shares as of
       March 31, 2002 and December 31, 2001, respectively                              233            230
   Additional paid-in capital                                                      158,461        156,043
   Retained earnings                                                                58,050         64,165
   Treasury stock, at cost -- 185 shares as of March 31, 2002                       (3,547)            --
   Accumulated other comprehensive loss                                               (677)           (40)
                                                                                 ---------      ---------

         Total stockholders' equity                                                212,520        220,398
                                                                                 ---------      ---------

         Total liabilities and stockholders' equity                              $ 288,761      $ 305,152
                                                                                 =========      =========


      The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2002          2001
                                                                 --------      --------
                                                                       (UNAUDITED)
Revenues:
   Core research                                                 $ 19,286      $ 35,352
   Advisory services and other                                      6,770         8,293
                                                                 --------      --------

         Total revenues                                            26,056        43,645
                                                                 --------      --------

Operating expenses:
   Cost of services and fulfillment                                 8,981        12,297
   Selling and marketing                                            8,472        17,746
   General and administrative                                       3,326         4,976
   Depreciation and amortization                                    2,148         2,722
   Reorganization costs                                             9,088            --
                                                                 --------      --------

         Total operating expenses                                  32,015        37,741

         (Loss) income from operations                             (5,959)        5,904

Other income:
   Other income, net                                                1,560         1,757
   Impairments of non-marketable investments                       (2,248)           --
                                                                 --------      --------

         (Loss) income before income tax (benefit) provision       (6,647)        7,661

Income tax (benefit) provision                                       (532)        2,796
                                                                 --------      --------

         Net (loss) income                                       $ (6,115)     $  4,865
                                                                 ========      ========

Basic net (loss) income per common share                         $  (0.26)     $   0.22
                                                                 ========      ========

Diluted net (loss) income per common share                       $  (0.26)     $   0.20
                                                                 ========      ========

Basic weighted average common shares outstanding                   23,146        22,054
                                                                 ========      ========

Diluted weighted average common shares outstanding                 23,146        24,670
                                                                 ========      ========


      The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      2002           2001
                                                                                    --------      --------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
   Net (loss) income                                                                $ (6,115)     $  4,865
   Adjustments to reconcile net (loss) income to net cash provided by operating activities --
     Depreciation and amortization                                                     2,148         2,722
     Impairments of non-marketable investments                                         2,248            --
     Loss on disposals of property and equipment                                          92            --
     Tax benefit from exercises of employee stock options                                 --         6,556
     Deferred income taxes                                                              (532)       (3,760)
     Non-cash reorganization costs                                                     2,772            --
     Increase in provision for doubtful accounts                                          --           150
     Changes in assets and liabilities --
       Accounts receivable                                                             9,579        20,119
       Deferred commissions                                                              621         1,510
       Prepaid income taxes                                                             (212)           (7)
       Prepaid expenses and other current assets                                        (528)       (1,822)
       Accounts payable                                                                 (611)       (2,107)
       Customer deposits                                                                (143)          101
       Accrued expenses                                                                  179         2,630
       Accrued income taxes                                                           (1,327)           --
       Deferred revenue                                                               (6,519)       (8,673)
                                                                                    --------      --------

              Net cash provided by operating activities                                1,652        22,284
                                                                                    --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (244)       (5,225)
   Purchases of non-marketable investments                                            (1,675)       (3,318)
   Increase in other assets                                                              139            (8)
   Purchases of marketable securities                                                (21,782)      (57,527)
   Proceeds from sales and maturities of marketable securities                        18,360        40,001
                                                                                    --------      --------

              Net cash used in investing activities                                   (5,202)      (26,077)
                                                                                    --------      --------

Cash flows from financing activities:
   Proceeds from exercises of employee stock options                                   2,421         6,553
   Acquisition of treasury stock                                                      (3,547)           --
                                                                                    --------      --------

              Net cash (used in) provided by financing activities                     (1,126)        6,553

Effect of exchange rate changes on cash and cash equivalents                              23            98
                                                                                    --------      --------

Net (decrease) increase in cash and cash equivalents                                  (4,653)        2,858

Cash and cash equivalents, beginning of period                                        17,747        15,848
                                                                                    --------      --------

Cash and cash equivalents, end of period                                            $ 13,094      $ 18,706
                                                                                    ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                       $  1,804      $      7
                                                                                    ========      ========

      The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002, or any other period.

NOTE 2 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. As a result of the adoption of SFAS No. 141 on June 30, 2001, Forrester reclassified approximately $82,000 of assembled workforce related intangible assets into goodwill. The adoption of SFAS No. 141 did not have a material effect on Forrester's consolidated financial position or results of operations.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of whether there was an indication that goodwill in any reporting units was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of the reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss exists.

Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, Forrester's net (loss) income and net (loss) income per share would have been as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                                2002           2001
                                                              ---------      ---------
                                                               (in thousands, except
                                                                   per share data)

Reported net (loss) income                                    $  (6,115)     $   4,865
Effect of SFAS No. 142, net of tax                                   --            114
                                                              ---------      ---------
Adjusted net (loss) income                                    $  (6,115)     $   4,979
                                                              =========      =========

Reported basic net (loss) income per common share             $   (0.26)     $    0.22
Effect of SFAS No. 142, net of tax                                   --           0.01
                                                              ---------      ---------
Adjusted basic net (loss) income per common share             $   (0.26)     $    0.23
                                                              =========      =========

Reported diluted net (loss) income per common share           $   (0.26)     $    0.20
Effect of SFAS No. 142, net of tax                                   --           0.00
                                                              ---------      ---------
Adjusted diluted net (loss) income per common share           $   (0.26)     $    0.20
                                                              =========      =========

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $82,000 for the three months ended March 31, 2002 and 2001, respectively. Additional amortization expense in the three months ended March 31, 2001 related to goodwill that ceased to be amortized with the adoption of SFAS No. 142 was approximately $179,000. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                                      AMOUNT
                                                                  (IN THOUSANDS)

Remaining nine months ending December 31, 2002                        $  247
Year ending December 31, 2003                                            279
Year ending December 31, 2004                                            129
Year ending December 31, 2005                                            129
Year ending December 31, 2006                                            129
Year ending December 31, 2007                                             94
                                                                      ------

Total                                                                 $1,007
                                                                      ======

A summary of Forrester's intangible assets as of March 31, 2002 is as follows:

                                        GROSS CARRYING   ACCUMULATED       NET
                                            AMOUNT      AMORTIZATION  CARRYING AMOUNT
                                            ------      ------------  ---------------
                                                      (IN THOUSANDS)
Amortized intangible assets:
      Customer base                        $   900        $   193        $   707
      Research content                         600            300            300
                                           -------        -------        -------
         Subtotal                          $ 1,500        $   493          1,007
                                           =======        =======

Goodwill                                                                  13,244
                                                                         -------

         Total                                                           $14,251
                                                                         =======

NOTE 3 - REORGANIZATIONS

On January 10, 2002, Forrester announced the reduction of its work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, Forrester recorded a reorganization charge of approximately $9.3 million in the three months ended March 31, 2002. Approximately 39% of the terminated employees had been members of the sales force, while 33% and 28% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

Costs related to the January 10, 2002 reorganization are as follows:

                                                         TOTAL          NON-CASH           CASH         ACCRUED AS OF
                                                         CHARGE          CHARGES          PAYMENTS      MARCH 31, 2002
                                                         ------          -------          --------      --------------
                                                                                (IN THOUSANDS)

Workforce reduction                                      $3,545           $   --           $3,073           $  472
Facility consolidation and other related costs            2,934               --            1,183            1,751
Depreciable assets                                        2,772            2,772               --               --
                                                         ------           ------           ------           ------

Total                                                    $9,251           $2,772           $4,256           $2,223
                                                         ======           ======           ======           ======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                                          ACCRUED AS OF
                                 2002         2003        2004        2005        2006    MARCH 31, 2002
                                 ----         ----        ----        ----        ----    --------------
                                                             (IN THOUSANDS)

Workforce reduction             $  472      $   --      $   --      $   --      $   --        $  472
Facility consolidation and
other related costs              1,170         199         146         146          90         1,751
                                ------      ------      ------      ------      ------        ------
Total                           $1,642      $  199      $  146      $  146      $   90        $2,223
                                ======      ======      ======      ======      ======        ======

On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized during the three months ended March 31, 2002 as follows:

                                        ACCRUED AS OF                                   ACCRUED AS OF
                                         DECEMBER 31,       CASH          EXCESS           MARCH 31,
                                            2001          PAYMENTS        RESERVE            2002
                                            ----          --------        -------            ----
                                                             (IN THOUSANDS)

Workforce reduction                         $104            $ 49            $ 55            $    --
Facility consolidation and other
related costs                                118              10             108                 --
                                            ----            ----            ----            -------
Total                                       $222            $ 59            $163            $    --
                                            ====            ====            ====            =======

During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly reversed that amount through reorganization costs in the statement of income during that period.

NOTE 4 - NET INCOME PER COMMON SHARE

Basic and diluted net income per common share for the three months ended March 31, 2002 were computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2001 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. Reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2002        2001
                                                                                   ------      ------
                                                                                       (IN THOUSANDS)

Basic weighted average common shares outstanding                                   23,146      22,054
Weighted average common equivalent shares                                              --       2,616
                                                                                   ------      ------
Diluted weighted average shares outstanding                                        23,146      24,670
                                                                                   ======      ======


As of March 31, 2002 and 2001, approximately 5,851,000 and 601,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 5 - COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income for the three months ended March 31, 2002 and 2001 are as follows:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2002         2001
                                                                    ----         ----
                                                                      (IN THOUSANDS)

Unrealized (loss) gain on marketable securities, net of taxes      $ (742)      $1,125
Cumulative translation adjustment                                     105          343
                                                                   ------       ------
Total other comprehensive (loss) income                            $ (637)      $1,468
Reported net (loss) income                                         (6,115)       4,865
                                                                   ------       ------
Total comprehensive (loss) income                                  (6,752)       6,333
                                                                   ======       ======


NOTE 6 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the three months ended March 31, 2002, Forrester contributed approximately $1.7 million to these investment funds, resulting in total cumulative contributions of approximately $8.9 million. The carrying value of the investment funds as of March 31, 2002 was approximately $6.4 million. During the three months ended March 31, 2002, Forrester recorded an impairment to these investments of approximately $784,000, which is included in the consolidated statement of income, increasing the total cumulative impairments recorded to approximately $1,691,000 as of March 31, 2002. During the three months ended March 31, 2002, fund management charges of approximately $121,000 were included in other income in the consolidated statement of income, bringing the total cumulative fund management charges to approximately $725,000. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investment funds, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

The timing of the recognition of future gains or losses from these investment funds is beyond Forrester's control. As a result, it is not possible to predict when Forrester will recognize such gains or losses, if Forrester will award cash bonuses based on the net profit from such investments, or when Forrester will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, Forrester could experience significant variations in its quarterly results unrelated to its business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

In September 2001, Forrester sold its Internet AdWatch product to Evaliant Media Resources, LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interests in Evaliant representing approximately an 8% ownership interest. Revenues related to the Internet AdWatch product were not material to Forrester's total revenues in the three months ended March 31, 2001. This transaction resulted in a net gain to Forrester of approximately $1.7 million during the three months ended September 30, 2001, which was included in other income in the consolidated statement of income. The investment in Evaliant is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000 during the three months ended March 31, 2002, which was included in the consolidated statement of income, reducing the carrying value to approximately $250,000 as of March 31, 2002. As of March 31, 2002, Forrester determined that no further impairment had occurred.

NOTE 7 - STOCK REPURCHASE PROGRAM

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased will be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. During the three months ended March 31, 2002, Forrester repurchased 185,000 shares of common stock at an aggregate cost of approximately $3.5 million.

NOTE 8 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following four operating groups ("Operating Groups"): (i) North America, (ii) Europe, (iii) Global, and (iv) Asia, Middle East, Africa, and Latin America ("Asia, MEA, and Latin America"). All of the Operating Groups generate revenues through sales of the same core research, strategic services, and events offerings. The Operating Groups for North America, Europe, and Asia, MEA, and Latin America are comprised of sales forces responsible for clients located in each respective region and research personnel focused primarily on issues generally more relevant to clients in each of those regions. The Global Operating Group is comprised of a sales force responsible for Forrester's largest clients, and its research staff focuses on topics of more universal appeal. Due to the four Operating Groups having similarities in economic characteristics, the nature of products and services provided, production processes, class of client, and distribution methods used, they are aggregated for presentation. Accordingly, the financial information disclosed in the consolidated statement of income for the three months ended March 31, 2002 materially represents the aggregation of the Operating Groups.

Through December 31, 2001, Forrester viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed in the consolidated statement of income materially represents all of the financial information related to Forrester's principal operating segment through that date.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                    THREE MONTHS ENDED MARCH 31,
                                        2002         2001
                                       -------      -------
                                         (IN THOUSANDS)

United States                          $18,671      $30,375
United Kingdom                           2,374        3,401
Europe (excluding United Kingdom)        2,407        5,088
Canada                                     788        2,135
Other                                    1,816        2,646
                                       -------      -------
                                       $26,056      $43,645
                                       =======      =======

                                    THREE MONTHS ENDED MARCH 31,
                                          2002         2001
                                          ----         ----

United States                               72%          70%
United Kingdom                               9            8
Europe (excluding United Kingdom)            9           11
Canada                                       3            5
Other                                        7            6
                                          ----         ----
                                           100%         100%
                                          ====         ====

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 did not have a material effect on Forrester's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the ability to attract and retain qualified professional staff, fluctuations in our quarterly operating results, a decline in renewals for our membership-based core research, loss of key management, failure to anticipate and respond to market trends, our ability to develop and offer new products and services, and competition. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which has been filed with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and our Subsidiaries.


We are a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView. Our approach provides companies with the strategies, data, and product evaluations they need to evolve their business models and infrastructure to embrace broader on-line markets and to scale their operations. We help our clients develop business strategies that use technology to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily benefit the senior management, business strategists, and marketing and technology professionals at Global 3,500 companies who use our prescriptive, executable research to understand and capitalize on business models and emerging technologies.

We derive revenues from memberships to our core research and from our advisory services and Forum and Summit events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Research revenues are recognized ratably on a monthly basis over the term of the contract. Our advisory services clients purchase such services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Forum and Summit billings are also initially recorded as deferred revenue and are recognized upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.

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

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased approximately 47% to $90.1 million at March 31, 2002 from $170.4 million at March 31, 2001. No single client accounted for more than 2% of agreement value at March 31, 2002. In past years, a substantial portion of our client companies renewed expiring contracts. Over the last 5 quarters, we have been experiencing a decline in renewal rates. Approximately 50% of our client companies with memberships expiring during the twelve months ended March 31, 2002 renewed one or more memberships for our products and services, compared with 70% of client companies with memberships expiring during the twelve months ended March 31, 2001.

Renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The declines in agreement value and renewal rate are reflective of the more difficult economic environment and will lead to a decrease in revenues during the three months ended June 30, 2002 as compared to the corresponding three-month period in 2001.

On January 10, 2002, we announced the reduction of our work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, we recorded a reorganization charge of approximately $9.3 million in the three months ended March 31, 2002. Approximately 39% of the terminated employees had been members of the sales force, while 33% and 28% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

Costs related to the January 10, 2002 reorganization are as follows:


                                                     TOTAL      NON-CASH     CASH     ACCRUED AS OF
                                                    CHARGE      CHARGES    PAYMENTS   MARCH 31, 2002
                                                    ------      -------    --------   --------------
                                                                    (IN THOUSANDS)

Workforce reduction                                 $3,545      $   --      $3,073        $  472
Facility consolidation and other related costs       2,934          --       1,183         1,751
Depreciable assets                                   2,772       2,772          --            --
                                                    ------      ------      ------        ------

Total                                               $9,251      $2,772      $4,256        $2,223
                                                    ======      ======      ======        ======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods (in thousands):


                                                                                              ACCRUED AS OF
                                  2002         2003         2004         2005         2006    MARCH 31, 2002
                                  ----         ----         ----         ----         ----    --------------
                                                             (IN THOUSANDS)

Workforce reduction              $  472       $   --       $   --       $   --       $   --       $  472
Facility consolidation and
 other related costs              1,170          199          146          146           90        1,751
                                 ------       ------       ------       ------       ------       ------

Total                            $1,642       $  199       $  146       $  146       $   90       $2,223
                                 ======       ======       ======       ======       ======       ======


On July 12, 2001, we announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, we reduced our work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized during the three months ended March 31, 2002 as follows:

                                          ACCRUED AS OF
                                           DECEMBER 31,       CASH         EXCESS     ACCRUED AS OF
                                               2001         PAYMENTS       RESERVE   MARCH 31, 2002
                                               ----         --------       -------   --------------
                                                                  (IN THOUSANDS)

Workforce reduction                            $104           $ 49           $ 55       $    --
Facility consolidation and other
 related costs                                  118             10            108            --
                                               ----           ----           ----       -------

Total                                          $222           $ 59           $163       $    --
                                               ====           ====           ====       =======

During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly reversed that amount through reorganization costs in the statement of income during that period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a detailed discussion of the application of these and our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of our December 31, 2001 Annual Report on Form 10-K, previously filed with the SEC.

- REVENUE RECOGNITION. We generally invoice our core research, advisory, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of March 31, 2002, deferred revenues and deferred commissions totaled $53.4 million and $3.8 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $856,000 as of March 31, 2002. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $9.2 million as of March 31, 2002. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Our estimates have led us to record cumulative impairment charges that total approximately $6.4 million, including approximately $2.2 million recorded in the three months ended March 31, 2002. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. We have goodwill and other intangible assets that totaled approximately $14.3 million as of March 31, 2002. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of whether there was an indication that goodwill in any of our reporting units was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of our reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss exists. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                     THREE MONTHS ENDED MARCH 31,
                                                          2002        2001
                                                          ----        ----

Core research                                               74%         81%
Advisory services and other                                 26          19
                                                          ----        ----
Total revenues                                             100         100

Cost of services and fulfillment                            34          28
Selling and marketing                                       33          41
General and administrative                                  13          11
Depreciation and amortization                                8           6
Reorganization costs                                        35          --
                                                          ----        ----

(Loss) income from operations                              (23)         14

Other income, net                                            6           4
Impairment of non-marketable investments                    (9)         --
                                                          ----        ----

(Loss) income before income tax (benefit) provision        (26)         18
Income tax (benefit) provision                              (2)          7
                                                          ----        ----

Net (loss) income                                          (24)%        11%
                                                          ====        ====

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     REVENUES. Total revenues decreased 40% to $26.1 million in the three months ended March 31, 2002 from $43.6 million in the three months ended March 31, 2001. Revenues from core research decreased 45% to $19.3 million in the three months ended March 31, 2002 from $35.4 million in the three months ended March 31, 2001 and comprised 74% of total revenues for the quarter. Decreases in total revenues and revenues from core research were primarily attributable to decreases in the number of client companies to 1,309 at March 31, 2002 from 2,136 at March 31, 2001, as well as lower average contract values. No single client company accounted for more than 2% of revenues during the three months ended March 31, 2002 or 2001.

     Advisory services and other revenues decreased 18% to $6.8 million in the three months ended March 31, 2002 from $8.3 million in the three months ended March 31, 2001. This decrease was primarily attributable to decreased demand for advisory services and is reflected in the reduction of analyst staffing in our research organization to 144 at March 31, 2002 from 227 at March 31, 2001.

     Revenues attributable to customers outside the United States decreased 44% to $7.4 million in the three months ended March 31, 2002 from $13.3 million in the three months ended March 31, 2001. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 28% for the three months ended March 31, 2002 from 30% for the three months ended March 31, 2001. The decrease in international revenues as a percentage of total revenues was primarily attributable to our not holding any European events in the three months ended March 31, 2002 while holding one in the three months ended March 31, 2001. The decrease in international revenues is primarily attributable to a decline in revenues from core research related to decreases in the number of client companies, as well as lower average contract values. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 34% in the three months ended March 31, 2002 from 28% in the three months ended March 31, 2001. These expenses decreased 27% to $9.0 million in the three months ended March 31, 2002 from $12.3 million in the three months ended March 31, 2001. The increase in expense as a percentage of revenues was primarily attributable to a greater amount of overhead expenses being allocated to cost of services and fulfillment as a result of the research organization comprising a greater proportion of total headcount in 2002. The increase in expense as a percentage of revenues was also due to increased survey costs and was compounded by the smaller revenue base in 2002. The expense decrease in the current period was principally due to lower compensation expenses as a result of the reduction in analyst staffing in our research organization to 144 at March 31, 2002 from 227 at March 31, 2001.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 33% in the three months ended March 31, 2002 from 41% in the three months ended March 31, 2001. These expenses decreased 52% to $8.5 million in the three months ended March 31, 2002 from $17.7 million in the three months ended March 31, 2001. The decreases in expenses and expense as a percentage of revenues were principally due to lower compensation and travel expenses as a result of the reduction in the number of direct sales personnel to 136 at March 31, 2002 from 290 at March 31, 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in the three months ended March 31, 2002 from 11% in the three months ended March 31, 2001. These expenses decreased 33% to $3.3 million in the three months ended March 31, 2002 from $5.0 million in the three months ended March 31, 2001. The increase in expense as a percentage of revenues was principally due to a smaller revenue base in 2002. The decrease in expenses was principally due to lower compensation expenses as a result of the reduction in staffing in our technology, operations, finance, and strategy groups to 91 at March 31, 2002 from 165 at March 31, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 21% to $2.1 million in the three months ended March 31, 2002 from $2.7 million in the three months ended March 31, 2001. The decrease in these expenses was principally due to the write-off of depreciable assets in connection with the reorganizations discussed previously, as well as decreased capital spending in 2001 compared to 2000. The adoption of SFAS No. 142 also resulted in a reduction in quarterly amortization of intangible assets to approximately $82,000 in 2002 from approximately $261,000 in 2001.

     OTHER INCOME. Other income, consisting primarily of interest income, decreased 11% to $1.6 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001. The decrease was principally due to marketable securities producing lower effective yields due to a decline in market interest rates. Impairments of non-marketable investments also resulted in charges of $2.2 million during the three months ended March 31, 2002.

     PROVISION FOR INCOME TAXES. During the three months ended March 31, 2002, we recorded a tax benefit of $532,000 reflecting an effective tax rate of 8.0%. During the three months ended March 31, 2001, we recorded a tax provision of $2.8 million, which reflected an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from our expected taxable income for fiscal 2002 being mainly attributable to interest income from our marketable securities, which are predominantly tax-exempt investments.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 74% of our revenues during the three months ended March 31, 2002, are annually renewable and are generally payable in advance. We generated cash from operating activities of $1.6 million and $22.3 million during the three months ended March 31, 2002 and 2001, respectively. This decline in cash from operations is primarily the result of the decrease in agreement value to $90.1 million at March 31, 2002 from $170.4 million at March 31, 2001, which is reflected in lower accounts receivable and deferred revenue balances as of March 31, 2002. These declines in key business metrics are reflective of the more difficult economic environment. The decline in cash from operations is also the result of the $6.3 million cash portion of our $9.1 million reorganization charge and a decrease in the tax benefit from exercises of employee stock options.

During the three months ended March 31, 2002, we used $5.2 million of cash in investing activities, consisting of $1.7 million for net purchases of non-marketable investments and $3.4 million for net purchases of marketable securities. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

During the three months ended March 31, 2002, we used $1.1 million of cash in financing activities, consisting of $3.5 million used for the acquisition of treasury shares net of $2.4 million provided from the exercise of employee stock options.

As of March 31, 2002, we had cash and cash equivalents of $13.1 million and $190.1 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased will be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2002, we had repurchased 185,000 shares of common stock at an aggregate cost of approximately $3.5 million.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of March 31, 2002, we had contributed approximately $8.9 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of March 31, 2002, we had recorded total write-downs to the private equity funds of approximately $1.7 million as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

As of March 31, 2002, we had future contractual obligations as follows:

                                                                          FUTURE PAYMENTS DUE BY YEAR
                                         ----------------------------------------------------------------------------------

      CONTRACTUAL OBLIGATIONS             TOTAL          2002          2003        2004        2005         2006       2007
      -----------------------            -------       -------       -------      -------     -------      ------     -----
                                                                 (IN THOUSANDS)

Operating leases                         $46,296       $ 5,950       $8,550       $8,816       $8,822       $7,269     $6,889
Unconditional purchase obligations           735           735           --           --           --           --         --
                                         -------       -------       ------       ------       ------       ------     ------

Total contractual cash obligations       $47,031       $ 6,685       $8,550       $8,816       $8,822       $7,269     $6,889
                                         =======       =======       ======       ======       ======       ======     ======

We do not maintain any off-balance sheet financing arrangements.

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

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate, federal agency, and state and municipal obligations with a weighted-average maturity of approximately 13 months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. Dollars are as follows:

                          FAIR VALUE
                          AT MARCH 31,
                             2002            FY 2002          FY 2003         FY 2004          FY 2005         FY 2006
                             ----            -------          -------         -------          -------         -------
                                                                   (DOLLARS IN THOUSANDS)

Cash equivalents          $    11,935      $    11,935      $        --     $        --     $        --     $        --
Weighted average
 interest rate                   2.09%            2.09%            -- %              --              --              --

Investments               $   190,115      $   103,025      $    38,180     $    25,007     $    16,822     $     7,081
Weighted average
 interest rate                   3.39%            3.33%            3.18%           3.03%           3.94%           5.44%

Total portfolio           $   202,050      $   114,960      $    38,180     $    25,007     $    16,822     $     7,081
Weighted average
 interest rate                   3.32%            3.20%            3.18%           3.03%           3.94%           5.44%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2002, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $9.1 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.1 1996 Amended and Restated Stock Option Plan for Non-employee Directors.

(b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Forrester Research, Inc.


                                          By:  /s/ George F. Colony
                                             -----------------------------------

                                          George F. Colony
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer (principal
                                          executive officer)

                                          Date:  May 15, 2002




                                          By:  /s/ Warren W. Hadley
                                             -----------------------------------
                                          Warren W. Hadley
                                          Chief Financial Officer and Treasurer
                                          (principal financial and accounting
                                          officer)

                                          Date:  May 15, 2002