Form 10-Q
period 2002-06-30
FORRESTER RESEARCH INC
filed 2002-08-13
CIK 1023313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the quarterly period ended June 30, 2002

                                       or

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

Yes /X/  No / /

As of August 12, 2002, 23,380,177 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                        Page
                                                                        ----
ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2002                3
           and December 31, 2001

           Consolidated Statements of Income for the Three
           and Six Month Periods Ended June 30, 2002 and 2001             4

           Consolidated Statements of Cash Flows for the Six
           Month Periods Ended June 30, 2002 and 2001                     5

           Notes to Consolidated Financial Statements                     6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12

ITEM 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                   20

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                             21

ITEM 2.    Changes in Securities                                         21

ITEM 3.    Defaults Upon Senior Securities                               21

ITEM 4.    Submission of Matters to a Vote of Security-Holders           21

ITEM 5.    Other Information                                             21

ITEM 6.    Exhibits and Reports on Form 8-K                              21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                            JUNE 30,     DECEMBER 31,
                                                              2002           2001
                                                           ---------     ------------
                                                          (unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents                               $  17,703       $  17,747
   Marketable securities                                     186,426         187,435
   Accounts receivable, net                                   12,206          24,498
   Deferred commissions                                        3,421           4,444
   Prepaid income taxes                                        1,085             559
   Prepaid expenses and other current assets                   6,087           5,483
                                                           ---------       ---------
         Total current assets                                226,928         240,166

Long-term assets:
   Property and equipment, net                                15,386          21,258
   Goodwill and other intangible assets, net                  14,169          14,333
   Deferred income taxes                                      21,609          19,387
   Non-marketable investments and other assets                 9,640          10,008
                                                           ---------       ---------

         Total long-term assets                               60,804          64,986
                                                           ---------       ---------

         Total assets                                      $ 287,732       $ 305,152
                                                           =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $   2,267       $   2,667
   Customer deposits                                             413             498
   Accrued expenses                                           17,112          17,938
   Accrued income taxes                                        2,219           3,721
   Deferred revenue                                           45,934          59,930
                                                           ---------       ---------

         Total current liabilities                            67,945          84,754
                                                           ---------       ---------

Stockholders' equity:
   Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none
   Common stock, $.01 par value
     Authorized -- 125,000 shares Issued - 23,745 and
     23,052 shares as of June 30, 2002 and
     December 31, 2001, respectively                             237             230
   Additional paid-in capital                                165,944         156,043
   Retained earnings                                          61,597          64,165
   Treasury stock, at cost -- 414 shares and
     no shares as of June 30, 2002 and
     December 31, 2001, respectively                          (7,920)             --
   Accumulated other comprehensive loss                          (71)            (40)
                                                           ---------       ---------

         Total stockholders' equity                          219,787         220,398
                                                           ---------       ---------

         Total liabilities and stockholders' equity        $ 287,732       $ 305,152
                                                           =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                              ---------------------     --------------------
                                                                2002         2001         2002        2001
                                                              --------     --------     --------     -------
                                                                                (unaudited)
Revenues:
   Core research                                              $ 17,221     $ 32,963     $ 36,507     $68,315
   Advisory services and other                                   8,212       13,451       14,982      21,744
                                                              --------     --------     --------     -------
       Total revenues                                           25,433       46,414     $ 51,489     $90,059
                                                              --------     --------     --------     -------

Operating expenses:
   Cost of services and fulfillment                              8,873       15,138       17,854      27,436
   Selling and marketing                                         8,254       16,909       16,726      34,654
   General and administrative                                    3,375        4,790        6,701       9,766
   Depreciation and amortization                                 2,070        2,777        4,218       5,499
   Reorganization costs                                             --           --        9,088          --
                                                              --------     --------     --------     -------
       Total operating expenses                                 22,572       39,614       54,587      77,355
                                                              --------     --------     --------     -------

       Income (loss) from operations                             2,861        6,800       (3,098)     12,704

Other income:
   Other income, net                                             1,481        2,148        3,041       3,905
   Impairments of non-marketable investments                      (486)          --       (2,734)         --
                                                              --------     --------     --------     -------

       Income (loss) before income tax provision (benefit)       3,856        8,948       (2,791)     16,609

Income tax provision (benefit)                                     309        3,266         (223)      6,062
                                                              --------     --------     --------     -------

       Net income (loss)                                      $  3,547     $  5,682     $ (2,568)    $10,547
                                                              ========     ========     ========     =======

Basic net income (loss) per common share                      $   0.15     $   0.25     $  (0.11)    $  0.47
                                                              ========     ========     ========     =======

Diluted net income (loss) per common share                    $   0.15     $   0.24     $  (0.11)    $  0.44
                                                              ========     ========     ========     =======

Basic weighted average common shares outstanding                23,354       22,451       23,250      22,253
                                                              ========     ========     ========     =======

Diluted weighted average common shares outstanding              23,989       23,722       23,250      24,196
                                                              ========     ========     ========     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     2002         2001
                                                                   --------     ---------
                                                                        (unaudited)
Cash flows from operating activities:
   Net (loss) income                                               $ (2,568)    $  10,547
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities --
      Depreciation and amortization                                   4,218         5,499
      Impairments of non-marketable investments                       2,734            --
      Loss on disposals of property and equipment                        92           254
      Tax benefit from exercises of employee stock options            1,996         7,464
      Deferred income taxes                                          (2,222)       (1,880)
      Non-cash reorganization costs                                   2,772            --
      Increase in provision for doubtful accounts                       196           335
      Amortization of premium on marketable securities                  376           126
      Changes in assets and liabilities --
         Accounts receivable                                         12,176        29,997
         Deferred commissions                                         1,023         2,856
         Prepaid income taxes                                          (482)        2,935
         Prepaid expenses and other current assets                     (450)         (959)
         Accounts payable                                              (433)         (905)
         Customer deposits                                              (85)           74
         Accrued expenses                                            (1,403)          276
         Accrued income taxes                                        (1,423)           --
         Deferred revenue                                           (14,206)      (25,749)
                                                                   --------     ---------

            Net cash provided by operating activities                 2,311        30,744
                                                                   --------     ---------

Cash flows from investing activities:
   Purchases of property and equipment                                 (966)       (7,647)
   Purchases of non-marketable investments                           (2,625)       (3,318)
   Decrease in other assets                                             259            93
   Purchases of marketable securities                               (92,995)     (123,345)
   Proceeds from sales and maturities of marketable securities       94,017        98,801
                                                                   --------     ---------

            Net cash used in investing activities                    (2,310)      (35,416)
                                                                   --------     ---------

Cash flows from financing activities:

   Proceeds from exercises of employee stock options                  7,912         9,988
   Acquisition of treasury stock                                     (7,920)           --
                                                                   --------     ---------

            Net cash (used in) provided by financing activities          (8)        9,988

Effect of exchange rate changes on cash and cash equivalents            (37)         (301)
                                                                   --------     ---------

Net (decrease) increase in cash and cash equivalents                    (44)        5,015

Cash and cash equivalents, beginning of period                       17,747        15,848
                                                                   --------     ---------

Cash and cash equivalents, end of period                           $ 17,703     $  20,863
                                                                   ========     =========

Supplemental disclosure of cash flow information:

   Cash paid for income taxes                                      $  2,087     $     550
                                                                   ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the periods ended June 30, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002, or any other period.

NOTE 2 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. As a result of the adoption of SFAS No. 141 on June 30, 2001, Forrester reclassified approximately $82,000 of assembled workforce-related intangible assets into goodwill. The adoption of SFAS No. 141 did not have a material effect on Forrester's consolidated financial position or results of operations.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of whether there was an indication that goodwill in any reporting units was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of the reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss existed.

Had the provisions of SFAS No. 142 been applied for the three and six months ended June 30, 2001, Forrester's net income (loss) and net income (loss) per share would have been as follows:

-----------------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         2002             2001           2002           2001
                                      ---------        ---------      ---------      ----------
                                                (in thousands, except per share data)
Reported net income (loss)            $   3,547        $   5,682      $  (2,568)     $   10,547
Effect of SFAS No. 142, net
of tax                                       --              114             --             228
                                      ---------        ---------      ---------      ----------
Adjusted net income (loss)            $   3,547        $   5,796      $  (2,568)     $   10,775
                                      =========        =========      =========      ==========

Reported basic net income (loss)
per common share                      $    0.15        $    0.25      $   (0.11)     $     0.47
Effect of SFAS No. 142, net of tax           --             0.01             --            0.01
                                      ---------        ---------      ---------      ----------
Adjusted basic net income (loss)
per common share                      $    0.15        $    0.26      $   (0.11)     $     0.48
                                      =========        =========      =========      ==========

Reported diluted net income (loss)
per common share                      $    0.15        $    0.24      $   (0.11)     $     0.44
Effect of SFAS No. 142, net of tax           --             0.00             --            0.01
                                      ---------        ---------      ---------      ----------
Adjusted diluted net income (loss)
per common share                      $    0.15        $    0.24      $   (0.11)     $     0.45
                                      =========        =========      =========      ==========
-----------------------------------------------------------------------------------------------

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $82,000 and $164,000 for the three and six months ended June 30, 2002 and 2001, respectively. The additional amortization expense of approximately $179,000 and $345,000 in the three and six months ended June 30, 2001, respectively, related to goodwill that ceased to be amortized with the adoption of SFAS No. 142. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                      AMOUNT
                                                  (IN THOUSANDS)

Remaining six months ending December 31, 2002         $  164
Year ending December 31, 2003                            279
Year ending December 31, 2004                            129
Year ending December 31, 2005                            129
Year ending December 31, 2006                            129
Year ending December 31, 2007                             95
                                                      ------

Total                                                 $  925
                                                      ======


A summary of Forrester's intangible assets as of June 30, 2002 is as follows:

                                 GROSS CARRYING   ACCUMULATED       NET
                                     AMOUNT      AMORTIZATION  CARRYING AMOUNT
                                     ------      ------------  ---------------
                                               (IN THOUSANDS)
Amortized intangible assets:
      Customer base                 $   900        $   225        $   675
      Research content                  600            350            250
                                    -------        -------        -------
         Subtotal                   $ 1,500        $   575            925
                                    =======        =======

Goodwill                                                           13,244
                                                                  -------

         Total                                                    $14,169
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

Costs related to the January 10, 2002 reorganization are as follows:

                                                 TOTAL     NON-CASH      CASH     ACCRUED AS OF
                                                 CHARGE     CHARGES     PAYMENTS  JUNE 30, 2002
                                                 ------    --------     --------  --------------
                                                               (IN THOUSANDS)

Workforce reduction                              $3,545      $   --      $3,344       $  201
Facility consolidation and other related costs    2,934          --       1,397        1,537
Depreciable assets                                2,772       2,772          --           --
                                                 ------      ------      ------       ------

Total                                            $9,251      $2,772      $4,741       $1,738
                                                 ======      ======      ======       ======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                                         ACCRUED AS OF
                                 2002        2003        2004        2005        2006    JUNE 30, 2002
                                ------      ------      ------      ------      ------   -------------
                                                          (IN THOUSANDS)

Workforce reduction             $  201      $   --      $   --      $   --      $   --        $  201
Facility consolidation and
other related costs                956         199         146         146          90         1,537
                                ------      ------      ------      ------      ------        ------
Total                           $1,157      $  199      $  146      $  146      $   90        $1,738
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

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized entirely during the three months ended March 31, 2002 as follows:

                                     ACCRUED AS OF                         ACCRUED AS OF
                                      DECEMBER 31,     CASH      EXCESS       JUNE 30,
                                         2001        PAYMENTS    RESERVE        2002
                                     -------------   --------    -------   -------------
                                                        (IN THOUSANDS)

Workforce reduction                      $104          $ 49        $ 55        $    --
Facility consolidation and other
related costs                             118            10         108             --
                                         ----          ----        ----        -------
Total                                    $222          $ 59        $163        $    --
                                         ====          ====        ====        =======

During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

NOTE 4 - NET INCOME PER COMMON SHARE

Basic and diluted net income per common share for the six month period ended June 30, 2002 were computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three month period ended June 30, 2002 and the three and six months ended June 30, 2001 were computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. Reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                    2002        2001      2002       2001
                                                   ------      ------    ------     ------
                                                               (IN THOUSANDS)

Basic weighted average common shares outstanding   23,354      22,451    23,250     22,253
Weighted average common equivalent shares             635       1,271        --      1,943
                                                   ------      ------    ------     ------

Diluted weighted average shares outstanding        23,989      23,722    23,250     24,196
                                                   ======      ======    ======     ======

During the three-month periods ended June 30, 2002 and June 30, 2001, approximately 2,809,000 and 2,828,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

During the six-month periods ended June 30, 2002 and June 30, 2001, approximately 5,216,000 and 725,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                           2002         2001        2002       2001
                                          ------       ------      ------     ------
                                                         (IN THOUSANDS)

Unrealized gain (loss) on marketable
securities, net of taxes                  $1,131      $  (183)     $  389     $  942
Cumulative translation adjustment           (520)        (302)       (415)        41
                                          ------       ------      ------     ------
Total other comprehensive income (loss)   $  611      $  (485)     $  (26)    $  983
Reported net income (loss)                 3,547        5,682      (2,568)    10,547
                                          ------       ------      ------     ------
Total comprehensive income (loss)          4,158        5,197      (2,594)    11,530
                                          ======       ======      ======     ======

NOTE 6 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the six months ended June 30, 2002, Forrester contributed approximately $2.6 million to these investment funds, resulting in total cumulative contributions of approximately $9.9 million. The carrying value of the investment funds as of June 30, 2002 was approximately $7.0 million. During the three and six months ended June 30, 2002, Forrester recorded impairments to these investments of approximately $215,000 and $999,000, respectively, which are included in the consolidated statements of income, increasing the total cumulative impairments recorded to approximately $1,906,000 as of June 30, 2002. During the three and six months ended June 30, 2002, fund management charges of approximately $121,000 and $242,000, respectively, were included in other income in the consolidated statements of income, bringing the total cumulative fund management charges to approximately $946,000. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investment funds, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

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

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 to impairments of non-marketable investments in the statement of income for the three-month period ended September 30, 2001. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 to impairments of non-marketable investments in the statement of income for the three-month period ended June 30, 2002. As of June 30, 2002, Forrester determined that no further permanent impairment had occurred.

In September 2001, Forrester sold its Internet AdWatch product to Evaliant Media Resources, LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interests in Evaliant representing approximately an 8% ownership interest. Revenues related to the Internet AdWatch product were not material to Forrester's total revenues in the six months ended June 30, 2001. This transaction resulted in a net gain to Forrester of approximately $1.7 million during the three months ended September 30, 2001, which was included in other income in the consolidated statement of income. The investment in Evaliant is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000, which was included in the consolidated statement of income during the three months ended March 31, 2002, reducing the carrying value to approximately $250,000 as of March 31, 2002 and June 30, 2002. As of June 30, 2002, Forrester determined that no further impairment had occurred.

NOTE 7 - STOCK REPURCHASE PROGRAM

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased will be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. During the six months ended June 30, 2002, Forrester repurchased 413,500 shares of common stock at an aggregate cost of approximately $7.9 million.

NOTE 8 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following four operating groups ("Operating Groups"): (i) North America, (ii) Europe, (iii) Global, and (iv) Asia, Middle East, Africa, and Latin America ("Asia, MEA, and Latin America"). All of the Operating Groups generate revenues through sales of the same core research, strategic services, and events offerings. Each of the Operating Groups for North America, Europe, and Asia, MEA, and Latin America is comprised of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. The Global Operating Group is comprised of a sales force responsible for Forrester's largest clients, and its research staff focuses on topics of more universal appeal. Because the four Operating Groups have similar economic characteristics, production processes, and class of client, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester's financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and six months ended June 30, 2002 represent the aggregation of the Operating Groups.

Through December 31, 2001, Forrester viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed in the consolidated statements of income represent all of the financial information related to Forrester's principal operating segment through that date.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                         2002        2001      2002       2001
                                       -------     -------    -------    -------
                                                    (IN THOUSANDS)

United States                          $18,328     $32,907    $36,999    $63,282
United Kingdom                           2,103       3,711      4,477      7,112
Europe (excluding United Kingdom)        2,475       5,011      4,882     10,099
Canada                                     807       2,389      1,595      4,524
Other                                    1,720       2,396      3,536      5,042
                                       -------     -------    -------    -------
                                       $25,433     $46,414    $51,489    $90,059
                                       =======     =======    =======    =======

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                    2002         2001       2002         2001
                                    ----         ----       ----         ----

United States                         72%          71%       72%          70%
United Kingdom                         8            8         9            8
Europe (excluding United Kingdom)     10           11         9           11
Canada                                 3            5         3            5
Other                                  7            5         7            6
                                    ----         ----      ----         ----
                                     100%         100%      100%         100%
                                    ====         ====      ====         ====

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 did not have a material effect on Forrester's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Forrester is currently evaluating the impact of SFAS No. 146 on Forrester's consolidated financial position and results of operations.

NOTE 10 - SUBSEQUENT EVENT

On July 24, 2002, in response to conditions and demands of the market and a slower economy, Forrester announced a general workforce reduction. As a result, Forrester reduced its workforce by 21 positions and expects to record a charge of approximately $1.0 million to $2.0 million in the quarter ending September 30, 2002. This charge will consist primarily of severance and related expenses from the reduction of the workforce.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the ability to attract and retain qualified professional staff, fluctuations in our quarterly operating results, a decline in renewals for our membership-based core research, loss of key management, failure to anticipate and respond to market trends, our ability to develop and offer new products and services, the actual amount of the charge for the July 2002 workforce reduction, and competition. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which has been filed with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and its Subsidiaries.

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

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased approximately 47% to $81.6 million at June 30, 2002 from $155.2 million at June 30, 2001. No single client accounted for more than 2% of agreement value at June 30, 2002. In past years, a substantial portion of our client companies renewed expiring contracts. Approximately 52% of our client companies with memberships expiring during the twelve months ended June 30, 2002 renewed one or more memberships for our products and services, compared with 64% of client companies with memberships expiring during the twelve months ended June 30, 2001.

Renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The declines in agreement value and renewal rates are reflective of the more difficult economic environment and will lead to a decrease in revenues during the three- and nine- month periods ended September 30, 2002 as compared to the corresponding three- and nine-month periods in 2001.

On July 24, 2002, in response to conditions and demands of the market and a slower economy, we announced a general workforce reduction. As a result, we reduced our workforce by 21 positions and expect to record a charge of approximately $1.0 million to $2.0 million in the quarter ending September 30, 2002. This charge will consist primarily of severance and related expenses from the reduction of the workforce.

On January 10, 2002, we announced the reduction of our work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, we recorded a reorganization charge of approximately $9.3 million in the three months ended June 30, 2002. Approximately 39% of the terminated employees had been members of the sales force, while 33% and 28% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

Costs related to the January 10, 2002 reorganization are as follows:

                                                TOTAL     NON-CASH     CASH     ACCRUED AS OF
                                                CHARGE     CHARGES    PAYMENTS  JUNE 30, 2002
                                                ------    --------    --------  -------------
                                                              (IN THOUSANDS)

Workforce reduction                             $3,545      $   --     $3,344       $  201
Facility consolidation and other related costs   2,934          --      1,397        1,537
Depreciable assets                               2,772       2,772         --           --
                                                ------      ------     ------       ------

Total                                           $9,251      $2,772     $4,741       $1,738
                                                ======      ======     ======       ======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods (in thousands):

                                                                             ACCRUED AS OF
                               2002       2003      2004     2005     2006   JUNE 30, 2002
                               ----       ----      ----     ----     ----   -------------
                                                 (IN THOUSANDS)

Workforce reduction           $  201    $   --    $   --   $   --   $   --      $  201
Facility consolidation and
other related costs              956       199       146      146       90       1,537
                              ------    ------    ------   ------   ------      ------
Total                         $1,157    $  199    $  146   $  146   $   90      $1,738
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

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized during the three months ended March 31, 2002 as follows:

                                   ACCRUED AS OF                      ACCRUED AS OF
                                    DECEMBER 31,    CASH     EXCESS      JUNE 30,
                                        2001      PAYMENTS   RESERVE      2002
                                   -------------  --------   -------  -------------
                                                     (IN THOUSANDS)

Workforce reduction                     $104        $ 49       $ 55     $    --
Facility consolidation and other
 related costs                           118          10        108          --
                                        ----        ----       ----     -------

Total                                   $222        $ 59       $163     $    --
                                        ====        ====       ====     =======

During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

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

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our December 31, 2001 Annual Report on Form 10-K, previously filed with the SEC.

- REVENUE RECOGNITION. We generally invoice our core research, advisory, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of June 30, 2002, deferred revenues and deferred commissions totaled $45.9 million and $3.4 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $960,000 as of June 30, 2002. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $9.5 million as of June 30, 2002. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Our estimates have led us to record cumulative impairment charges that total approximately $6.9 million, including approximately $2.7 million recorded in the six months ended June 30, 2002. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. We have goodwill and other intangible assets that totaled approximately $14.2 million as of June 30, 2002. We adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, we were required to perform an assessment of whether there was an indication that goodwill in any of our reporting units was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of our reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss exists. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                  THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                       2002        2001            2002        2001
                                       ----        ----            ----        ----

Core research                           68%         71%             71%         76%
Advisory services and other             32          29              29          24
                                       ---         ---             ---         ---
Total revenues                         100         100             100         100

Cost of services and fulfillment        35          33              35          30
Selling and marketing                   33          36              32          39
General and administrative              13          10              13          11
Depreciation and amortization            8           6               8           6
Reorganization costs                    --          --              18          --
                                       ---         ---             ---         ---

Income (loss) from operations           11          15              (6)         14

Other income, net                        6           4               6           4
Impairments of non-marketable
investments                             (2)         --              (5)         --
                                       ---         ---             ---         ---

Income (loss) before income tax
provision (benefit)                     15          19              (5)         18
Income tax provision (benefit)           1           7              --           6
                                       ---         ---             ---         ---

Net income (loss)                       14%         12%             (5)%        12%
                                       ===         ===             ===         ===

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Total revenues decreased 45% to $25.4 million in the three months ended June 30, 2002 from $46.4 million in the three months ended June 30, 2001. Revenues from core research decreased 48% to $17.2 million in the three months ended June 30, 2002 from $33.0 million in the three months ended June 30, 2001 and comprised 68% of total revenues for the quarter. Decreases in total revenues and revenues from core research were primarily attributable to decreases in the number of client companies to 1,200 at June 30, 2002 from 1,952 at June 30, 2001, as well as lower average contract values. No single client company accounted for more than 2% of revenues during the three months ended June 30, 2002 or 2001.

Advisory services and other revenues decreased 39% to $8.2 million in the three months ended June 30, 2002 from $13.5 million in the three months ended June 30, 2001. This decrease was primarily attributable to our having held two Forums and two Summits during the three months ended June 30, 2002 while we held five Forums and one Summit during the three months ended June 30, 2001. The decrease is also due to the reduction of analyst staffing in our research organization to 141 at June 30, 2002 from 207 at June 30, 2001.

Revenues attributable to customers outside the United States decreased 47% to $7.1 million in the three months ended June 30, 2002 from $13.5 million in the three months ended June 30, 2001. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 28% for the three months ended June 30, 2002 from 29% for the three months ended June 30, 2001. The decrease in international revenues in dollars and as a percentage of total revenues is primarily attributable to a decline in revenues from core research related to decreases in the number of client companies, as well as lower average contract values. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in the three months ended June 30, 2002 from 33% in the three months ended June 30, 2001. These expenses decreased 41% to $8.9 million in the three months ended June 30, 2002 from $15.1 million in the three months ended June 30, 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related and survey costs, not decreasing at the same rate as the decrease in revenues. The expense decrease in the current period was principally due to lower compensation expenses as a result of the reduction in analyst staffing in our research organization to 141 at June 30, 2002 from 207 at June 30, 2001 as well as a reduction in the size and number of events hosted during the three month period ended June 30, 2002.

SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 33% in the three months ended June 30, 2002 from 36% in the three months ended June 30, 2001. These expenses decreased 51% to $8.3 million in the three months ended June 30, 2002 from $16.9 million in the three months ended June 30, 2001. The decreases in expenses and expenses as a percentage of revenues were principally due to a reduction in travel expenses as a result of the reduction in the number of direct sales personnel to 127 at June 30, 2002 from 264 at June 30, 2001. The decrease in expenses was also due to lower compensation as a result of the workforce reductions in July 2001 and January 2002. The decreases in expenses as a percentage of revenue was also due lower recruiting expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in the three months ended June 30, 2002 from 10% in the three months ended June 30, 2001. These expenses decreased 30% to $3.4 million in the three months ended June 30, 2002 from $4.8 million in the three months ended June 30, 2001. The increase in expenses as a percentage of revenues was principally due to a smaller revenue base in 2002. The decrease in expenses was principally due to lower compensation expenses as a result of the reduction in staffing in our technology, operations, finance, and strategy groups to 85 at June 30, 2002 from 143 at June 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 25% to $2.1 million in the three months ended June 30, 2002 from $2.8 million in the three months ended June 30, 2001. The decrease in these expenses was principally due to continuing lower capital expenditures as well as the write-off of depreciable assets in connection with the workforce reorganizations in July 2001 and January 2002 discussed previously. The adoption of SFAS No. 142 also resulted in a reduction in quarterly amortization of intangible assets to approximately $82,000 in 2002 from approximately $261,000 in 2001.

OTHER INCOME. Other income, consisting primarily of interest income, decreased 31% to $1.5 million in the three months ended June 30, 2002 from $2.1 million in the three months ended June 30, 2001. The decrease was principally due to marketable securities producing lower effective yields due to a decline in market interest rates. Impairments of non-marketable investments also resulted in charges of $486,000 during the three months ended June 30, 2002.

PROVISION FOR INCOME TAXES. During the three months ended June 30, 2002, we recorded a tax provision of $309,000 reflecting an effective tax rate of 8.0%. During the three months ended June 30, 2001, we recorded a tax provision of $3.3 million, which reflected an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from our tax-exempt investment income comprising a larger percentage of our estimated pre-tax income in 2002.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Total revenues decreased 43% to $51.5 million in the six months ended June 30, 2002 from $90.1 million in the six months ended June 30, 2001. Revenues from core research decreased 47% to $36.5 million in the six months ended June 30, 2002 from $68.3 million in the six months ended June 30, 2001 and comprised 71% of total revenues for the six months ended June 30, 2002. Decreases in total revenues and revenues from core research were primarily attributable to decreases in the number of client companies to 1,200 at June 30, 2002 from 1,952 at June 30, 2001, as well as lower average contract values. No single client company accounted for more than 2% of revenues during the three months ended June 30, 2002 or 2001.

Advisory services and other revenues decreased 31% to $15.0 million in the six months ended June 30, 2002 from $21.7 million in the six months ended June 30, 2001. This decrease was primarily attributable to our having held three Forums and four Summits during the six months ended June 30, 2002 while we held six Forums and three Summits during the six months ended June 30, 2001. The decrease is also due to the reduction of analyst staffing in our research organization to 141 at June 30, 2002 from 207 at June 30, 2001.

Revenues attributable to customers outside the United States decreased 46% to $14.5 million in the six months ended June 30, 2002 from $26.8 million in the six months ended June 30, 2001. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 28% for the six months ended June 30, 2002 from 30% for the six months ended June 30, 2001. The decrease in international revenues in dollars and as a percentage of total revenues was primarily attributable to a decline in revenues from core research related to decreases in the number of client companies, as well as lower average contract values. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in the six months ended June 30, 2002 from 30% in the six months ended June 30, 2001. These expenses decreased 35% to $17.9 million in the six months ended June 30, 2002 from $27.4 million in the six months ended June 30, 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related and survey costs, not decreasing at the same rate as the decrease in revenues. The expense decrease in the six-month period ended June 30, 2002 was principally due to lower compensation expenses as a result of the reduction in analyst staffing in our research organization to 141 at June 30, 2002 from 207 at June 30, 2001 as well as a reduction in the size and number of events hosted during the three month period ended June 30, 2002.

SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 32% in the six months ended June 30, 2002 from 39% in the six months ended June 30, 2001. These expenses decreased 52% to $16.7 million in the six months ended June 30, 2002 from $34.7 million in the six months ended June 30, 2001. The decreases in expenses and expenses as a percentage of revenues were principally due to a reduction in travel expenses as a result of the reduction in the number of direct sales personnel to 127 at June 30, 2002 from 264 at June 30, 2001. The decrease in expenses was also due to lower compensation as a result of the workforce reductions in July 2001 and January 2002. The decreases in expenses as a percentage of revenue was also due lower recruiting expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in the six months ended June 30, 2002 from 11% in the six months ended June 30, 2001. These expenses decreased 31% to $6.7 million in the six months ended June 30, 2002 from $9.8 million in the six months ended June 30, 2001. The increase in expenses as a percentage of revenues was principally due to a smaller revenue base in 2002. The decrease in expenses was principally due to lower compensation expenses as a result of the reduction in staffing in our technology, operations, finance, and strategy groups to 85 at June 30, 2002 from 143 at June 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 23% to $4.2 million in the six months ended June 30, 2002 from $5.5 million in the six months ended June 30, 2001. The decrease in these expenses was principally due to the write-off of depreciable assets in connection with the reorganizations discussed previously, as well as decreased capital spending in 2002 and 2001 compared to 2000. The adoption of SFAS No. 142 also resulted in a reduction in amortization of intangible assets to approximately $164,000 in the six months ended June 30, 2002 from approximately $522,000 in the six months ended June 30, 2001.

OTHER INCOME. Other income, consisting primarily of interest income, decreased 22% to $3.0 million in the six months ended June 30, 2002 from $3.9 million in the six months ended June 30, 2001. The decrease was principally due to marketable securities producing lower effective yields due to a decline in market interest rates. Impairments of non-marketable investments also resulted in charges of $2.7 million during the six months ended June 30, 2002.

PROVISION FOR INCOME TAXES. During the six months ended June 30, 2002, we recorded a tax benefit of $223,000 reflecting an effective tax rate of 8.0%. During the six months ended June 30, 2001, we recorded a tax provision of $6.1 million, which reflected an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from our tax-exempt investment income comprising a larger percentage of our estimated pre-tax income in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 71% of our revenues during the six months ended June 30, 2002, are annually renewable and are generally payable in advance. We generated cash from operating activities of $2.3 million and $30.7 million during the six months ended June 30, 2002 and 2001, respectively. This decline in cash from operations is primarily the result of the decrease in agreement value to $81.6 million at June 30, 2002 from $155.2 million at June 30, 2001, which is reflected in lower accounts receivable and deferred revenue balances as of June 30, 2002. These declines in key business metrics are reflective of the more difficult economic environment. The decline in cash from operations is also the result of the $6.3 million cash portion of our $9.1 million reorganization charge attributable to the workforce reduction in January 2002 and a decrease in the tax benefit from exercises of employee stock options.

During the six months ended June 30, 2002, we used $2.3 million of cash in investing activities, consisting of $2.6 million for net purchases of non-marketable investments, $1.0 million of capital expenditures offset by $1.0 million received from net proceeds of marketable securities and a $259,000 decrease in other assets. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

During the six months ended June 30, 2002, we used $7.9 million for the repurchase of our common stock and received $7.9 million in proceeds from the exercise of employee stock options.

As of June 30, 2002, we had cash and cash equivalents of $17.7 million and $186.4 million in marketable securities. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased will be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2002, we had repurchased 413,500 shares of common stock at an aggregate cost of approximately $7.9 million.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of June 30, 2002, we had contributed approximately $9.9 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of June 30, 2002, we had recorded total write-downs to the private equity funds of approximately $1.9 million as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

As of June 30, 2002, we had future contractual obligations as follows*:

                                                     FUTURE PAYMENTS DUE BY YEAR
                                    ------------------------------------------------------------------

      CONTRACTUAL OBLIGATIONS        TOTAL      2002      2003      2004     2005      2006      2007
      -----------------------       -------   -------   -------    -------  -------   ------    ------
                                                           (IN THOUSANDS)

Operating leases                    $44,916   $ 4,630   $8,550     $8,816    $8,822    $7,269   $6,889
Unconditional purchase obligations      735       675       --         --        --        --       --
                                    -------   -------   ------     ------    ------    ------   ------

Total contractual cash obligations  $45,651   $ 5,305   $8,550     $8,816    $8,822    $7,269   $6,889
                                    =======   =======   ======     ======    ======    ======   ======

*The above table does not include the remaining $10.1 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate, federal agency, and state and municipal obligations with a weighted-average maturity of approximately 16 months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in U.S. Dollars are as follows:

                      FAIR VALUE
                      AT JUNE 30,
                         2002       FY 2002      FY 2003     FY 2004     FY 2005     FY 2006     FY 2007
                      -----------   -------      -------     -------     -------     -------     -------
                                                      (DOLLARS IN THOUSANDS)

Cash equivalents      $ 15,680      $15,680      $    --     $    --     $    --     $    --     $   --
Weighted average
 interest rate            1.47%        1.47%          --%         --          --          --         --

Investments           $186,426      $72,520      $40,817     $32,400     $18,269     $13,982     $8,438
Weighted average
 interest rate            3.39%        3.04%        3.11%       3.06%       3.89%       4.77%      4.80%

Total portfolio       $202,106      $88,200      $40,817     $32,400     $18,269     $13,982     $8,438
Weighted average
 interest rate            3.21%        2.76%        3.11%       3.06%       3.89%       4.77%      4.80%


FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2002, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $8.8 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders ("Meeting") was held on May 14, 2002. At the Meeting, George F. Colony and Michael H. Welles were re-elected as Class I Directors of the Board of Directors. Below are the votes by which each Director was elected:

                    Total Vote       Total Vote Withheld
                    For Director     From Director

------------------------------------------------------------
George F. Colony    20,194,400       2,002,345
------------------------------------------------------------
Michael H. Welles   22,019,745         177,000
------------------------------------------------------------

In addition, the stockholders voted to increase the number of shares of common stock reserved for purchase under the 1996 Employee Stock Purchase Plan ("Stock Purchase Plan") by 500,000 shares. Below are the votes by which the increase in the number of shares reserved for purchase under the Stock Purchase Plan was approved:

Total Vote For Increase     Total Vote Against Increase    Total Votes Abstained
--------------------------------------------------------------------------------
20,869,336                  613,019                        714,390

Finally, the stockholders voted to increase the number of shares of common stock reserved for issuance under the 1996 Stock Option Plan for Non-Employee Directors ("Director Plan") by 300,000 shares. Below are the votes by which the increase in the number of shares reserved for issuance under the Director Plan was approved:

Total Vote For Increase    Total Vote Against Increase     Total Votes Abstained
--------------------------------------------------------------------------------

15,778,474                 5,698,921                       719,350


ITEM 5. OTHER INFORMATION

Accompanying this Form 10-Q are the certificates of the Chief Executive Officer and the Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as an exhibit to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 5, 2002 disclosing under
Item 4 its dismissal of Arthur Andersen LLP as its independent public accountant and its appointment of Deloitte & Touche LLP to serve as its independent public accountant for the fiscal year 2002. No other reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

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


Date: August 13, 2002


                    By: /s/ Warren W. Hadley
                       -----------------------------------
                    Warren W. Hadley
                    Chief Financial Officer and Treasurer
                    (principal financial and accounting
                    officer)


Date: August 13, 2002