Form 10-Q
period 2002-09-30
FORRESTER RESEARCH INC
filed 2002-11-15
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-21433

FORRESTER RESEARCH, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Technology Square Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 613 - 6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of November 12, 2002, 23,055,333 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,213	$17,747
Marketable securities	178,194	187,435
Accounts receivable, net	10,859	24,498
Deferred commissions	2,802	4,444
Prepaid income taxes	3,961	559
Prepaid expenses and other current assets	4,183	5,483
Total current assets	219,212	240,166

Long-term assets:
Property and equipment, net	12,718	21,258
Goodwill, net	13,244	13,244
Intangible assets, net	842	1,089
Deferred income taxes	18,950	19,387
Non-marketable investments and other assets	9,826	10,008

Total long-term assets	55,580	64,986

Total assets	$274,792	$305,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,988	$2,667
Customer deposits	463	498
Accrued expenses	17,832	17,938
Accrued income taxes	2,037	3,721
Deferred revenue	39,555	59,930

Total current liabilities	61,875	84,754

Stockholders’ equity:
Preferred stock, $.01 par value Authorized — 500 shares Issued and outstanding — none
Common stock, $.01 par value Authorized — 125,000 shares
Issued — 23,867 and 23,052 shares as of September 30, 2002 and December 31, 2001, respectively	239	230
Additional paid-in capital	165,528	156,043
Retained earnings	61,290	64,165
Treasury stock, at cost — 850 shares and no shares as of September 30, 2002 and December 31, 2001, respectively	(14,830)	—
Accumulated other comprehensive income (loss)	690	(40)

Total stockholders’ equity	212,917	220,398

Total liabilities and stockholders’ equity	$274,792	$305,152

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
Core research	$15,958	$29,546	$52,465	$97,861
Advisory services and other	5,980	4,864	20,962	26,608
Total revenues	21,938	34,410	$73,427	$124,469

Operating expenses:
Cost of services and fulfillment	7,540	10,428	25,394	37,864
Selling and marketing	7,094	12,558	23,820	47,212
General and administrative	2,889	3,361	9,590	13,127
Depreciation and amortization	2,029	2,850	6,247	8,349
Reorganization costs	3,082	3,108	12,170	3,108
Total operating expenses	22,634	32,305	77,221	109,660

(Loss) income from operations	(696)	2,105	(3,794)	14,809

Other income (expense):
Other income, net	1,221	2,277	4,262	6,182
Impairments of non-marketable investments	(859)	(1,830)	(3,593)	(1,830)
Gain on sale of Internet AdWatch	—	1,664	—	1,664

(Loss) income before income tax (benefit) provision	(334)	4,216	(3,125)	20,825

Income tax (benefit) provision	(27)	1,539	(250)	7,601

Net (loss) income	$(307)	$2,677	$(2,875)	$13,224

Basic net (loss) income per common share	$(0.01)	$0.12	$(0.12)	$0.59

Diluted net (loss) income per common share	$(0.01)	$0.11	$(0.12)	$0.55

Basic weighted average common shares outstanding	23,263	22,714	23,254	22,406

Diluted weighted average common shares outstanding	23,263	23,600	23,254	23,997

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,875)	$13,224
Adjustments to reconcile net (loss) income to net cash provided by operating activities —
Depreciation and amortization	6,247	8,349
Impairments of non-marketable investments	3,593	1,830
Non-cash gain on sale of Internet AdWatch	—	(1,664)
Loss on disposals of property and equipment	92	254
Tax benefit from exercises of employee stock options	2,179	8,618
Deferred income taxes	437	(1,551)
Non-cash reorganization costs	3,629	471
Increase in provision for doubtful accounts	196	885
Amortization of premium on marketable securities	868	212
Changes in assets and liabilities —
Accounts receivable	13,541	31,441
Deferred commissions	1,642	3,702
Prepaid income taxes	(3,377)	2,900
Prepaid expenses and other current assets	1,454	(1,450)
Accounts payable	(711)	(2,066)
Customer deposits	(83)	(5)
Accrued expenses	(602)	(156)
Accrued income taxes	(1,684)	—
Deferred revenue	(20,659)	(39,388)

Net cash provided by operating activities	3,887	25,606

Cash flows from investing activities:
Purchases of property and equipment	(1,028)	(9,126)
Purchases of non-marketable investments	(3,825)	(3,318)
Decrease in other assets	411	210
Purchases of marketable securities	(148,237)	(165,232)
Proceeds from sales and maturities of marketable securities	157,722	138,296

Net cash provided by (used in) investing activities	5,043	(39,170)

Cash flows from financing activities:

Proceeds from exercises of employee stock options	9,293	13,642
Acquisition of treasury stock	(14,830)	—
Structured stock repurchase	(2,000)	—

Net cash (used in) provided by financing activities	(7,537)	13,642

Effect of exchange rate changes on cash and cash equivalents	73	(269)

Net increase (decrease) in cash and cash equivalents	1,466	(191)

Cash and cash equivalents, beginning of period	17,747	15,848

Cash and cash equivalents, end of period	$19,213	$15,657

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,382	$746

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the periods ended September 30, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002, or any other period.

NOTE 2 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. As a result of the adoption of SFAS No. 141 on June 30, 2001, Forrester reclassified approximately $82,000 of assembled workforce-related intangible assets into goodwill. The adoption of SFAS No. 141 did not have a material effect on Forrester’s consolidated financial position or results of operations.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of whether there was an indication that goodwill in any reporting unit was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of the reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss existed.

Had the provisions of SFAS No. 142 been applied for the three and nine months ended September 30, 2001, Forrester’s net (loss) income and net (loss) income per share would have been as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(in thousands, except per share data)

Reported net (loss) income	$(307)	$2,677	$(2,875)	$13,224
Effect of SFAS No. 142, net of tax	—	114	—	342
Adjusted net (loss) income	$(307)	$2,791	$(2,875)	$13,566

Reported basic net (loss) income per common share	$(0.01)	$0.12	$(0.12)	$0.59
Effect of SFAS No. 142, net of tax	—	—	—	0.02
Adjusted basic net (loss) income per common share	$(0.01)	$0.12	$(0.12)	$0.61

Reported diluted net (loss) income per common share	$(0.01)	$0.11	$(0.12)	$0.55
Effect of SFAS No. 142, net of tax	—	0.01	—	0.02
Adjusted diluted net (loss) income per common share	$(0.01)	$0.12	$(0.12)	$0.57

Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $82,000 and $246,000 for the three and nine months ended September 30, 2002, respectively, and for the three and nine months ended September 2001, respectively. The additional amortization expense of approximately $179,000 and $537,000 in the three and nine months ended September 30, 2001, respectively, related to goodwill that ceased to be amortized with the adoption of SFAS No. 142. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS (IN THOUSANDS)

Remaining three months ending December 31, 2002	$82
Year ending December 31, 2003	279
Year ending December 31, 2004	129
Year ending December 31, 2005	129
Year ending December 31, 2006	129
Year ending December 31, 2007	94

Total	$842

A summary of Forrester’s amortizable intangible assets as of September 30, 2002 is as follows:

	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
	(IN THOUSANDS)

Amortized intangible assets:
Customer base	$900	$258	$642
Research content	600	400	200
Subtotal	$1,500	$658	$842

NOTE 3 - REORGANIZATIONS

On July 24, 2002, Forrester announced a reduction of its work force by approximately 21 positions in response to conditions and demands of the market. As a result, Forrester recorded a reorganization charge of approximately $2.6 million in the three months ended September 30, 2002.  Approximately 31% of the terminated employees had been members of the sales force, while 41% and 28% had held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off consisted primarily of computer equipment, software and furniture and fixtures related to vacated locations in connection with the reorganization.

Total costs related to the July 24, 2002 reorganization are as follows:

	TOTAL CHARGE	NON-CASH CHARGES	CASH PAYMENTS	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$908	$—	$447	$461
Facility consolidation and other related costs	889	—	168	721
Depreciable assets	766	766	—	—

Total	$2,563	$766	$615	$1,182

The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

	2002	2003	2004	2005	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$423	$38	$—	$—	$461
Facility consolidation and other related costs	244	395	76	6	721

Total	$667	$433	$76	$6	$1,182

On January 10, 2002, Forrester announced a reduction of its work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, Forrester recorded an initial reorganization charge of approximately $9.3 million in the three months ended March 31, 2002.  Approximately 39% of the terminated employees had been members of the sales force, while 33% and 28% had held research and administrative roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

During the three months ended September 30, 2002, Forrester revised the estimates of the January 10, 2002 reorganization charge to provide for additional losses for office consolidation costs and the write-off of related leasehold improvements due to deteriorating real estate market conditions.  As a result, Forrester recorded an additional reorganization charge during the three months ended September 30, 2002 of approximately $593,000.  Forrester also concluded that approximately $74,000 of the initial reorganization charge associated with severance was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during the three months ended September 30, 2002.

Total costs related to the January 10, 2002 reorganization are as follows:

	TOTAL INITIAL CHARGE	SUBSEQUENT REVISION	NON-CASH CHARGES	CASH PAYMENTS	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$3,545	$(74)	$—	$3,471	$—
Facility consolidation and other related costs	2,934	502	—	1,826	1,610
Depreciable assets	2,772	91	2,863	—	—

Total	$9,251	$519	$2,863	$5,297	$1,610

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

	2002	2003	2004	2005	2006	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Facility consolidation and other related costs	$668	$508	$182	$150	$102	$1,610

On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with thereorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

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

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized entirely during the three months ended March 31, 2002 as follows:

	ACCRUED AS OF DECEMBER 31, 2001	CASH PAYMENTS	EXCESS RESERVE	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$104	$49	$55	$—
Facility consolidation and other related costs	118	10	108	—
Total	$222	$59	$163	$—

NOTE 4 - NET INCOME PER COMMON SHARE

Basic and diluted net loss per common share for the three and nine months ended September 30, 2002 were computed by dividing net loss by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and nine months ended September 30, 2001 were computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. Reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(IN THOUSANDS)

Basic weighted average common shares outstanding	23,263	22,714	23,254	22,406
Weighted average common equivalent shares	—	886	—	1,591

Diluted weighted average shares outstanding	23,263	23,600	23,254	23,997

During the three-month periods ended September 30, 2002 and September 30, 2001, approximately 4,828,000 and 3,441,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

During the nine-month periods ended September 30, 2002 and September 30, 2001, approximately 4,828,000 and 915,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(IN THOUSANDS)

Unrealized gain on marketable securities, net of taxes	$723	$172	$1,112	$1,114
Cumulative translation adjustment	38	(27)	(382)	14
Total other comprehensive income	$761	$145	$730	$1,128
Reported net (loss) income	(307)	2,677	(2,875)	13,224
Total comprehensive income (loss)	$454	$2,822	$(2,145)	14,352

NOTE 6 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the nine months ended September 30, 2002, Forrester contributed approximately $3.8 million to these investment funds, resulting in total cumulative contributions of approximately $11.1 million. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. The carrying value of the investment funds as of September 30, 2002 was approximately $7.2 million. During the three and nine months ended September 30, 2002, Forrester recorded impairments to these investments of approximately $859,000 and $1.9 million, respectively, which are included in the consolidated statements of income, increasing the total cumulative impairments recorded to approximately $2.8 million as of September 30, 2002. During the three and nine months ended September 30, 2002, fund management charges of approximately $121,000 and $362,000, respectively, were included in other income (expense) in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $1.1 million. Fund management charges are recorded as a reduction of the investments’ carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

The timing of the recognition of future gains or losses from these investment funds is beyond Forrester’s control. As a result, it is not possible to predict when Forrester will recognize such gains or losses, if Forrester will award cash bonuses based on the net profit from such investments, or when Forrester will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, Forrester could experience significant variations in its quarterly results unrelated to its business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarters.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 to impairments of non-marketable investments in the statement of income for the three months ended September 30, 2001. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 to impairments of non-marketable investments in the statement of income for the three months ended June 30, 2002. As of September 30, 2002, Forrester determined that no further permanent impairment had occurred.

In September 2001, Forrester sold its Internet AdWatch product to Evaliant Media Resources, LLC (“Evaliant”), a privately held international provider of online advertising data, in exchange for membership interests in Evaliant representing approximately an 8% ownership interest. Revenues related to the Internet AdWatch product were not material to Forrester’s total revenues in the nine months ended September 30, 2001. This transaction resulted in a net gain to Forrester of approximately $1.7 million during the three months ended September 30, 2001, which was included in other income in the consolidated statement of income. The investment in Evaliant is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000, which was included in the consolidated statement of income during the three months ended March 31, 2002, reducing the carrying value to approximately $250,000 as of March 31, 2002 and September 30, 2002. As of September 30, 2002, Forrester determined that no further impairment had occurred. Substantially all of Evaliant’s assets were sold in June 2002. Forrester’s share of the net proceeds has not yet been determined.

NOTE 7 - STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased will be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. During the nine months ended September 30, 2002, Forrester repurchased 850,465 shares of common stock at an aggregate cost of approximately $14.8 million.

During the three months ended September 30, 2002, Forrester made an up-front net payment of $2.0 million to enter into a structured stock repurchase agreement expiring in November 2002. At the expiration date, if Forrester's stock price is above $14.49, Forrester will have the investment of $2.0 million returned with a premium. If Forrester’s stock price is below $14.49, Forrester will receive approximately 144,000 shares of Forrester common stock. The $2.0 milllion up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

NOTE 8 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following four operating groups (“Operating Groups”): (i) North America, (ii) Europe, (iii) Global, and (iv) Asia, Middle East, Africa, and Latin America (“Asia, MEA, and Latin America”). All of the Operating Groups generate revenues through sales of the same core research, strategic services, and events offerings. Each of the Operating Groups for North America, Europe, and Asia, MEA, and Latin America is comprised of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. The Global Operating Group is comprised of a sales force responsible for Forrester’s largest clients, and its research staff focuses on topics of more universal appeal. Because the four Operating Groups have similar economic characteristics, production processes, and class of client, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester’s financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and nine months ended September 30, 2002 represent the aggregation of the Operating Groups.

Through December 31, 2001, Forrester viewed its operations and managed its business principally as one segment, research services. As a result, the financial information disclosed in the consolidated statements of income represent all of the financial information related to Forrester’s principal operating segment through that date.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(IN THOUSANDS)

United States	$16,017	$24,096	$53,016	$87,379
United Kingdom	1,767	3,062	6,244	10,174
Europe (excluding United Kingdom)	1,846	3,763	6,727	13,862
Canada	676	1,456	2,271	5,980
Other	1,632	2,033	5,169	8,074
	$21,938	$34,410	$73,427	$124,469

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

United States	73%	70%	72%	70%
United Kingdom	8	9	9	8
Europe (excluding United Kingdom)	8	11	9	11
Canada	3	4	3	5
Other	8	6	7	6
	100%	100%	100%	100%

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement broadens the presentation of discontinued operations to include more disposal transactions. This  statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 did not have a material effect on Forrester’s consolidated financial  position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under SFAS No. 146, a liability for a cost associated with a disposal or exit activity is recognized at fair  value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Forrester is currentlyevaluating the impact of SFAS No. 146 on Forrester’s consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the ability to retain qualified professional staff, fluctuations in our quarterly operating results, a decline in renewals for our membership-based core research, loss of key management, failure to anticipate and respond to market trends, our ability to develop and offer new products and services, and competition. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled “Risks and Uncertainties” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which has been filed with the SEC. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to “we,” “us,” and “our” refer to Forrester Research, Inc. and its Subsidiaries.

We are a leading independent technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView. Our approach provides companies with the strategies, data, and product evaluations they need to evolve their business models and infrastructure to embrace broader on-line markets and to scale their operations. We help our clients develop business strategies that use technology to win customers, identify new markets, and gain competitive advantages. Our products and services primarily benefit the senior management, business strategists, and marketing and technology professionals at companies with total revenues in excess of $1.0 billion who use our prescriptive, executable research to understand and capitalize on business models and emerging technologies.

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

We believe that the “agreement value” of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized.  Agreement value decreased approximately 41% to $78.4 million at September 30, 2002 from $133.0 million at September 30, 2001. No clients accounted for more than 3% of agreement value at September 30, 2002 or September 30, 2001. In past years, a substantial portion of our client companies renewed expiring contracts. Approximately 55% of our client companies with memberships expiring during the twelve months ended September 30, 2002 renewed one or more memberships for our products and services, compared with 57% of client companies with memberships expiring during the twelve months ended September 30, 2001. Renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The declines in agreement value and renewal rates are reflective of the more difficult economic environment and will lead to a decrease in the amount of revenues during at least the three months ending December 31, 2002 as compared to the amount of revenues for the corresponding three-month period in 2001.

On July 24, 2002, we announced a reduction of our work force by approximately 21 positions in response to conditions and demands of the market. As a result, we recorded a reorganization charge of approximately $2.6 million in the three months ended September 30, 2002.  Approximately 31% of the terminated employees had been members of the sales force, while 41% and 28% had held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off consisted primarily of computer equipment, software and furniture and fixtures related to vacated locations in connection with the reorganization.

Total costs related to the July 24, 2002 reorganization are as follows:

	TOTAL CHARGE	NON-CASH CHARGES	CASH PAYMENTS	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$908	$—	$447	$461
Facility consolidation and other related costs	889	—	168	721
Depreciable assets	766	766	—	—

Total	$2,563	$766	$615	$1,182

The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

	2002	2003	2004	2005	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$423	$38	$—	$—	$461
Facility consolidation and other related costs	244	395	76	6	721

Total	$667	$433	$76	$6	$1,182

On January 10, 2002, we announced the reduction of our work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, we recorded an initial reorganization charge of approximately $9.3 million in the three months ended March 31, 2002.  Approximately 39% of the terminated employees had been members of the sales force, while 33% and 28% had held research and administrative roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

During the three months ended September 30, 2002, we revised the estimates of the initial January 10 reorganization charge to provide for additional losses for office consolidation costs and the write-off of related leasehold improvements due to deteriorating real estate market conditions.  As a result, we recorded an additional reorganization charge during the three months ended September 30, 2002 of approximately $593,000.  We also concluded that approximately $74,000 of the initial reorganization charge associated with severance was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during the three months ended September 30, 2002.

Total costs related to the January 10, 2002 reorganization are as follows:

	TOTAL INITIAL CHARGE	SUBSEQUENT REVISION	NON-CASH CHARGES	CASH PAYMENTS	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$3,545	$(74)	$—	$3,471	$—
Facility consolidation and other related costs	2,934	502	—	1,826	1,610
Depreciable assets	2,772	91	2,863	—	—

Total	$9,251	$519	$2,863	$5,297	$1,610

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

	2002	2003	2004	2005	2006	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Facility consolidation and other related costs	$668	$508	$182	$150	$102	$1,160

On July 12, 2001, we announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, we reduced our work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research andadministrative roles, respectively. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

During the three months ended March 31, 2002, we concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

Costs related to the July 12, 2001 reorganization that were accrued as of December 31, 2001 were utilized entirely during the three months ended March 31, 2002 as follows:

	ACCRUED AS OF DECEMBER 31, 2001	CASH PAYMENTS	EXCESS RESERVE	ACCRUED AS OF SEPTEMBER 30, 2002
	(IN THOUSANDS)

Workforce reduction	$104	$49	$55	$—
Facility consolidation and other related costs	118	10	108	—

Total	$222	$59	$163	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For  further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our December 31, 2001 Annual Report on Form 10-K, previously filed with the SEC.

•       REVENUE RECOGNITION. We generally invoice our core research, advisory, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recorded as revenue ratably over the term of the agreement. Advisory and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of September 30, 2002, deferred revenues and deferred commissions totaled $39.6 million and $2.8 million, respectively.

•       ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $858,000 as of September 30, 2002.  Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•       NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $9.7 million as of September 30, 2002. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Our estimates have led us to record cumulative impairment charges that total approximately $7.8 million, including approximately $859,000 and $3.6 million recorded in the three and nine months ended September 30, 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•       GOODWILL AND OTHER INTANGIBLE ASSETS. We have goodwill and other intangible assets that totaled approximately $14.1 million as of September 30, 2002. We adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, we were required to perform an assessment of whether there was an indication that goodwill in any of our reporting units was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of our reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss exists. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

Core research	73%	86%	71%	79%
Advisory services and other	27	14	29	21
Total revenues	100	100	100	100

Cost of services and fulfillment	35	31	35	30
Selling and marketing	32	36	32	38
General and administrative	13	10	13	10
Depreciation and amortization	9	8	8	7
Reorganization costs	14	9	17	3

(Loss) income from operations	(3)	6	(5)	12

Other income, net	5	7	6	5
Impairments of non-marketable investments	(4)	(5)	(5)	(1)
Gain on sale of Internet AdWatch	—	4	—	1

(Loss) income before income tax (benefit) provision	(2)	12	(4)	17
Income tax (benefit) provision	(1)	4	—	6

Net (loss) income	(1)%	8%	(4)%	11%

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES. Total revenues decreased 36% to $21.9 million in the three months ended September 30, 2002 from $34.4 million in the three months ended September 30, 2001. Revenues from core research decreased 46% to $16.0 million in the three months ended September 30, 2002 from $29.5 million in the three months ended September 30, 2001 and comprised 73% of total revenues for the quarter. Decreases in total revenues and revenues from core research were primarily attributable to decreases in the number of client companies to 1,165 at September 30, 2002 from 1,715 at September 30, 2001, as well as lower average contract values.  The declines in number of client companies and average contract values are reflective of the more difficult economic environment.  No single client company accounted for more than 2% of revenues during the three months ended September 30, 2002 or 2001.

Advisory services and other revenues increased 23% to $6.0 million in the three months ended September 30, 2002 from $4.9 million in the three months ended September 30, 2001. This increase was primarily attributable to our having held two Summits during the three months ended September 30, 2002 while we held no events during the three month period ended September 30, 2001.

Revenues attributable to customers outside the United States decreased 43% to $5.9 million in the three months ended September 30, 2002 from $10.3 million in the three months ended September 30, 2001. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 27% for the three months ended September 30, 2002 from 30% for the three months ended September 30, 2001. The decrease in international revenues in dollars and as a percentage of total revenues is primarily attributable to a decline in revenues from core research related to decreases in the number of client companies, and lower average contract values. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in the three months ended September 30, 2002 from 31% in the three months ended September 30, 2001. These expenses decreased 28% to $7.5 million in the three months ended September 30, 2002 from $10.4 million in the three months ended September 30, 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related costs, decreasing at a slower rate than revenues. The decrease in expense in the current period was principally due to lower compensation expenses as a result of the reduction in staffing in our research organization to 127 at September 30, 2002 from 187 at September 30, 2001.  The decrease in expense is also due to a reduction in events expense as we incurred events expenses during the three months ended September 30, 2001 related to the canceled Marketing Forum which exceeded the expenses related to the events hosted during the three months ended September 30, 2002.

SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 32% in the three months ended September 30, 2002 from 36% in the three months ended September 30, 2001. These expenses decreased 44% to $7.1 million in the three months ended September 30, 2002 from $12.6 million in the three months ended September 30, 2001. The decreases in expenses and expenses as a percentage of revenues were principally due to lower compensation as a result of the workforce reductions in January 2002 and July 2002 and a reduction in travel expenses as a result of the reduction in the number of direct sales personnel to 117 at September 30, 2002 from 183 at September 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in the three months ended September 30, 2002 from 10% in the three months ended September 30, 2001. These expenses decreased 14% to $2.9 million in the three months ended September 30, 2002 from $3.4 million in the three months ended September 30, 2001. The increase in expenses as a percentage of revenues was principally due to a smaller revenue base in 2002. The decrease in expenses was principally due to lower compensation expenses as a result of the reduction in staffing in our technology, operations, finance, and strategy groups to 69 at September 30, 2002 from 132 at September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 29% to $2.0 million in the three months ended September 30, 2002 from $2.9 million in the three months ended September 30, 2001. The decrease in these expenses was principally due to continuing lower capital expenditures as well as the write-off of depreciable assets in connection with the workforce reorganizations in January 2002 and July 2002. The adoption of SFAS No. 142 also resulted in a reduction in quarterly amortization of intangible assets to approximately $82,000 in 2002 from approximately $261,000 in 2001.

OTHER INCOME. Other income, consisting primarily of interest income, decreased 46% to $1.2 million in the three months ended September 30, 2002 from $2.3 million in the three months ended September 30, 2001. The decrease was principally due to marketable securities producing lower effective yields due to a decline in market interest rates. Impairments of non-marketable investments also resulted in charges of $859,000 during the three months ended September 30, 2002 compared to $1.8 million during the three months ended September 30, 2001.

PROVISION FOR INCOME TAXES. During the three months ended September 30, 2002, we recorded a tax benefit of $27,000 reflecting an effective tax rate of 8.0%. During the three months ended September 30, 2001, we recorded a tax provision of $1.5 million, which reflected an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from our tax-exempt investment income comprising a larger percentage of our estimated income before income taxes in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES. Total revenues decreased 41% to $73.4 million in the nine months ended September 30, 2002 from $124.5 million in the nine months ended September 30, 2001. Revenues from core research decreased 46% to $52.4 million in the nine months ended September 30, 2002 from $97.9 million in the nine months ended September 30, 2001 and comprised 71% of total revenues for the nine months ended September 30, 2002. Decreases in total revenues and revenues from core research were primarily attributable to decreases in the number of client companies to 1,165 at September 30, 2002 from 1,715 at September 30, 2001, as well as lower average contract values. The declines in number of client companies and average contract values are reflective of the more difficult economic environment. No single client company accounted for more than 2% of revenues during the three months ended September 30, 2002 or 2001.

Advisory services and other revenues decreased 21% to $21.0 million in the nine months ended September 30, 2002 from $26.6 million in the nine months ended September 30, 2001. This decrease was primarily attributable to the smaller size of events held as we held three Forums and six Summits during the nine months ended September 30, 2002 compared to six Forums and three Summits during the nine months ended September 30, 2001. The decrease is also due to the reduction of analyst staffing in our research organization to 127 at September 30, 2002 from 187 at September 30, 2001.

Revenues attributable to customers outside the United States decreased 45% to $20.4 million in the nine months ended September 30, 2002 from $37.1 million in the nine months ended September 30, 2001. Revenues attributable to customers outside the United States decreased as a percentage of total revenues to 28% for the nine months ended September 30, 2002 from 30% for the nine months ended June 30, 2001. The decrease in international revenues in dollars and as a percentage of total revenues was primarily attributable to a decline in revenues from core research related to decreases in the number of client companies, as well as lower average contract values. We invoice our international clients in U.S. dollars, except for those billed by our UK Research Centre, which invoices its clients in British pounds sterling. To date, the effect of changes in currency exchange rates have not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in the nine months ended September 30, 2002 from 30% in the nine months ended September 30, 2001. These expenses decreased 33% to $25.4 million in the nine months ended September 30, 2002 from $37.9 million in the nine months ended September 30, 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related costs, decreasing at a slower rate than revenues. The decrease in expense in the nine months ended September 30, 2002 was principally due to lower compensation expenses as a result of the reduction in staffing in our research organization to 127 at September 30, 2002 from 187 at September 30, 2001, lower travel and entertainment expenses as well as a reduction in the size of events hosted during the nine months ended September 30, 2002.

SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 32% in the nine months ended September 30, 2002 from 38% in the nine months ended September 30, 2001. These expenses decreased 50% to $23.8 million in the nine months ended September 30, 2002 from $47.2 million in the nine months ended September 30, 2001. The decreases in expenses and expenses as a percentage of revenues were principally due to a lower compensation as a result of the workforce reductions in January 2002 and July 2002 and a reduction in travel expenses as a result of the reduction in the number of direct sales personnel to 117 at September 30, 2002 from 183 at September 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in the nine months ended September 30, 2002 from 10% in the nine months ended September 30, 2001. These expenses decreased 27% to $9.6 million in the nine months ended September 30, 2002 from $13.1 million in the nine months ended September 30, 2001. The increase in expenses as a percentage of revenues was principally due to a smaller revenue base in 2002. The decrease in expenses was principally due to lower compensation expenses and lower travel and entertainment expenses as a result of the reduction in staffing in our technology, operations, finance, and strategy groups to 69 at September 30, 2002 from 132 at September 30, 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 25% to $6.2 million in the nine months ended September 30, 2002 from $8.3 million in the nine months ended September 30, 2001. The decrease in these expenses was principally due to continuing lower capital expenditures as well as the write-off of depreciable assets in connection with the workforce reorganizations in January 2002 and July 2002.  The adoption of SFAS No. 142 also resulted in a reduction in amortization of intangible assets to approximately $246,000 in the nine months ended September 30, 2002 from approximately $783,000 in the nine months ended September 30, 2001.

OTHER INCOME. Other income, consisting primarily of interest income, decreased 31% to $4.3 million in the nine months ended September 30, 2002 from $6.2 million in the nine months ended September 30, 2001. The decrease was principally due to marketable securities producing lower effective yields due to a decline in market interest rates. Impairments of non-marketable investments also resulted in charges of $3.6 million during the nine months ended September 30, 2002 compared to $1.8 million during the nine months ended September 30, 2001.

PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2002, we recorded a tax benefit of $250,000 reflecting an effective tax rate of 8.0%. During the nine months ended September 30, 2001, we recorded a tax provision of $7.6 million, which reflected an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from our tax-exempt investment income comprising a larger percentage of our estimated income before income taxes in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during these periods primarily through funds generated from operations. Memberships for core research, which constituted approximately 71% of our revenues during the nine months ended September 30, 2002, are annually renewable and are generally payable in advance. We generated cash from operating activities of $3.9 million and $25.6 million during the nine months ended September 30, 2002 and 2001, respectively. This decline in cash from operations is primarily the result of the decrease in agreement value to $78.4 million at September 30, 2002 from $133.0 million at September 30, 2001, which is reflected in lower accounts receivable and deferred revenue balances as of September 30, 2002. These declines in key business metrics are reflective of the more difficult economic environment. The decline in cash from operations is also the result of the $8.5 million cash portion of our $12.2 million reorganization charge attributable to the workforce reductions in January 2002 and July 2002 and a $6.4 million decrease in the tax benefit from exercises of employee stock options.

During the nine months ended September 30, 2002, we generated $5.0 million of cash from investing activities, consisting primarily of $9.5 million received from net sales of marketable securities offset by $3.8 million for net purchases of non-marketable investments and $1.0 million of capital expenditures.  We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

During the nine months ended September 30, 2002, we used $7.5 million of cash in financing activities, consisting of $14.8 million for repurchases of our common stock and $2.0 million for the investment in a structured stock repurchase program offset by $9.3 million in proceeds from the exercise of employee stock options.

As of September 30, 2002, we had cash and cash equivalents of $19.2 million and marketable securities of $178.2 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased will be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of September 30, 2002, we had repurchased 850,465 shares of common stock at an aggregate cost of approximately $14.8 million.

During the three months ended September 30, 2002, Forrester entered into a structured stock repurchase agreement giving it the right to acquire shares of Forrester common stock in November 2002 in exchange for an up-front net payment of $2.0 million. At the expiration date, if Forrester's stock price is above $14.49, Forrester will have the investment of $2.0 million returned with a premium. If Forrester’s stock price is below $14.49, Forrester will receive approximately 144,000 shares of Forrester common stock. The $2.0 milllion up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of September 30, 2002, we had contributed approximately $11.1 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of September 30, 2002, we had recorded total write-downs to the private equity funds of approximately $2.8 million as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

As of September 30, 2002, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2002	2003	2004	2005	2006	2007
	(IN THOUSANDS)

Operating leases	$43,002	$2,656	$8,550	$8,816	$8,822	$7,269	$6,889
Unconditional purchase obligations	675	675	—	—	—	—	—

Total contractual cash obligations	$43,677	$3,331	$8,550	$8,816	$8,822	$7,269	$6,889

*      The above table does not include the remaining $8.9 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate, federal agency, and state and municipal obligations with a weighted-average maturity of approximately 14 months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in U.S. Dollars are as follows:

	FAIR VALUE AT SEPTEMBER 30, 2002	FY 2002	FY 2003	FY 2004	FY 2005	FY 2006	FY 2007
	(DOLLARS IN THOUSANDS)

Cash equivalents	$17,487	$17,487	$—	$—	$—	$—	$—
Weighted average interest rate	1.77%	1.77%	—	—	—	—	—

Investments	$178,194	$78,993	$32,520	$24,055	$19,153	$13,302	$10,171
Weighted average interest rate	3.02%	2.22%	3.30%	3.04%	3.88%	4.61%	4.54%

Total portfolio	$195,681	$96,480	$32,520	$24,055	$19,153	$13,302	$10,171
Weighted average interest rate	2.90%	2.14%	3.30%	3.04%	3.88%	4.61%	4.54%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Europe, Canada, and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2002, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $7.3 million.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.  Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  George F. Colony, our Chairman and Chief Executive Officer, and Warren Hadley, our Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Colony and Hadley concluded that, as of the date of their evaluation, our disclosure controls were effective.

INTERNAL CONTROLS.  Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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
George F. Colony
Chairman of the Board of Directors
and Chief Executive Officer (principal executive officer)

Date: November 13, 2002

By:	/s/ Warren Hadley
Warren Hadley
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: November 13, 2002

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, George F. Colony, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Forrester Research, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ George F. Colony
George F. Colony
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Warren Hadley, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Forrester Research, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Warren Hadley
Warren Hadley
Chief Financial Officer and Treasurer (Principal financial and accounting officer)