Form 10-K
period 2002-12-31
FORRESTER RESEARCH INC
filed 2003-03-31
CIK 1023313

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $159,090,307.

     As of March 27, 2003, 22,486,834 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 2002 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Forrester Research, Inc. is a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on emerging technology and business, which we call the WholeView(TM). This approach provides our clients with the strategies, data, and product evaluations they need to win customers, identify new markets, and scale their operations to gain competitive operational advantages. Our products and services are targeted to benefit the senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who use our prescriptive and executable research to understand and capitalize on changing business models and emerging technologies.

     We offer our clients annual memberships to our WholeView Research that provide barrier-free access to our core research on a wide variety of business issues and technology topics. These issues and topics include the impact that the application of technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. We also provide Strategic Services that allow our clients to interact with analysts to explore in greater detail the issues and topics covered by our research on a client-specific basis. In addition, we host Forum and Summit Events, conferences devoted to critical business and technology issues, which bring together our clients and major technology and business leaders to discuss the impact of technology change on business. Our WholeView Research platform, Strategic Services, and Forum and Summit Events combine to provide our clients with comprehensive, integrated access to our research, analysts, online tools, presentations, advice, and speeches.

     We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996. Our Internet address is www.forrester.com and the Internet address for the investor information section of our Web site is www.forrester.com/ER/Investor. We make available free of charge, on or through the investor information section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

INDUSTRY BACKGROUND

     Emerging technologies continue to play a central role in companies' efforts to remain both competitive and cost-efficient in an increasingly complex business arena. In 2002, a challenging business environment forced
$1 billion-plus companies to reassess strategies, budgets, staffing, and business models. These complex decisions require participation from corporate leaders, business managers, marketing executives, and technology professionals. Together, these individuals must work to reduce and even eliminate the traditional separations between marketing, business strategy, and technology to reach new markets, gain competitive advantage, and develop high customer service and loyalty levels. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

     Consequently, companies rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. In addition, companies demand instant access to the issues and challenges confronting them in this dynamic environment. We believe that there is a need for objective research that is thematic, prescriptive, executable, and that provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     We believe that our business and emerging-technology expertise enables us to offer our clients the best available research on changing business models and technologies, technology investments, and customer trends. Our solution provides our clients with:

     THE WHOLEVIEW. We provide our clients with a comprehensive and integrated perspective on emerging technologies and business, which we call the WholeView, the primary component of which is WholeView Research. WholeView Research provides our clients with comprehensive access to our core research offerings. Our WholeView Research combines with our delivery mechanisms, specialized services, and expertise to offer clients access to the analysts, data, and research they need to:

     - Assess potential new markets, competitors, products, and services.

     - Anticipate technology-driven business model shifts.

     - Understand how technology can improve business processes.

     - Educate, inform, and align strategic decision-makers in their organizations.

     - Capitalize on emerging technologies.

     PERSONAL VIEW. Clients access our WholeView Research through our client Web interface that we call the Personal View. The Personal View is an easy-to-use gateway to our research that helps clients organize and access reports, data, and product evaluations and accelerates the deployment of our ideas and analysis. We distill the abundance of information, developments, and data into concise, connected, and easy-to-read formats to facilitate rapid decision-making.

     A UNIFIED SET OF SERVICES TO BUILD BUSINESS AND TECHNOLOGY
STRATEGIES. Clients may combine our WholeView Research with Strategic Services and Forum and Summit Events to enhance their understanding and the value of the core research offerings.

     EXPERTISE ON EMERGING TECHNOLOGIES. We started our business in 1983 and have a long history of, and extensive experience in, identifying emerging-technology trends and providing research and executable advice on the impact of technology on business. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences and symposiums, and are often quoted in the press and other publications. They enjoy direct access to the leaders and decision-makers within large enterprises and technology vendors. We provide our research analysts with rigorous training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, executable insight and research to our clients.

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading technology research firm and to capitalize on demand for our research by:

     IDENTIFYING AND DEFINING NEW BUSINESS MODELS, TECHNOLOGIES, AND
MARKETS. We seek to position ourselves ahead of other research firms by delivering strategic research and analysis on the impact of technology on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of technology before these changes appear on the horizons of most users, vendors, and other research firms. Our early identification of these shifts enables us to offer research and introduce new products and services that help our clients capitalize on emerging business models and technologies.

     LEVERAGING THE WHOLEVIEW. Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing research and introduce innovative new products.

     USING TARGETED, GLOBAL SALES CHANNELS. We sell our products and services via our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, and San Francisco, and our sales offices in Sydney and Tokyo. We continually seek to increase average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management, and shorten our sales cycle through marketing initiatives.

     GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING
CLIENTS. We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new organizations within our existing client companies. We believe that within our client base of 1,125 client companies as of December 31, 2002, there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research. In February 2003, we completed our acquisition of Giga Information Group, Inc., a global technology advisory firm. We believe that this acquisition will further extend our research coverage by allowing us to offer products directed specifically at technology practitioners and may bring approximately 900 new clients to Forrester.

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

     - Conduct direct marketing campaigns.

     - Improve fulfillment of sales leads.

     - Accelerate the production of our research.

     We intend to continue to use emerging technologies to improve the reach and quality of our research.

PRODUCTS AND SERVICES

     We offer annually renewable memberships to WholeView Research that provide our clients comprehensive access to our core research offerings of Technographics(R), TechStrategy(TM), and TechRankings(TM). We also offer Strategic Services and host Forum and Summit Events, which, when combined with our WholeView Research, provide unified guidance on customer trends, business strategy, and technology investments.

  WHOLEVIEW RESEARCH

     In January 2002, we introduced WholeView Research -- a unified offering that provides clients with comprehensive access to our core research offerings and is designed to inform our clients' strategic decision-making. WholeView Research consists of a library of cross-linked documents that interconnects our reports, data, product rankings, and research archives and allows clients to move barrier-free across our research. Our core research offerings consist of the following products:

     - TECHNOGRAPHICS. Technographics provides primary data and quantitative research that analyzes how technology is considered, bought, and used by consumers and businesses. Consumer Technographics delivers both primary data and quantitative research, based on surveys of approximately 200,000 households in North America and Europe, which is analyzed and categorized into relevant market segments to help organizations capitalize on changing consumer behavior. Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others.

     - TECHSTRATEGY. TechStrategy provides qualitative industry and technology research that analyzes the impact of technology change and informs strategic decision-making.

     - TECHRANKINGS. TechRankings consist of customizable, interactive research databases and Web tools that evaluate technologies on the basis of laboratory testing and measurement of characteristics weighted by us. TechRankings research synthesizes a rigorous combination of product evaluation results, market analysis, and user interviews to provide detailed, objective guidance to clients as they select and implement emerging technologies.

     The following table lists the specific research topic areas covered in our core research offerings:

   AUTOMOTIVE -- Marketing, Manufacturing, Distribution, Retail
   CONSUMER PACKAGED GOODS -- Marketing, Merchandising, Distribution, RFD Technology, Retail
   CONTENT MANAGEMENT -- Web Content, Enterprise Content, Digital Assets, Collaborative Content Management
   CUSTOMER RELATIONSHIP MANAGEMENT -- Sales, Marketing & Service, Consumer Marketing Platforms, Contact Center Infrastructure, Customer Service ENTERPRISE APPLICATIONS -- ERP, Enterprise Services Automation, B2B Sell-Side
   FINANCIAL SERVICES -- Banking, Insurance, Investment, Credit
   HEALTHCARE -- Health Plans, Pharmaceuticals, Healthcare Providers, Electronic Data Capture
   INFRASTRUCTURE -- Servers, Corporate Wireless, Storage, Business Intelligence, Commerce Platforms
   INTEGRATION & WEB SERVICES -- Middleware, EAI/B2B Integration Tools, Process Integration, Business Process Management
   IT SECURITY -- Technology Security Risk, IT Security Management, Business Continuity Planning
   IT SPENDING -- IT Budgeting, Technology Adoption & Purchase Plans, IT Organizations & Decision-Making
   MANUFACTURING & B2B -- Collaboration, Trade Forecasts, Energy, Chemicals MARKETING -- Branding, Promotion, Cross-Media Marketing, Marketing Measurement, Online Advertising, Loyalty Programs, Portal Deals
   MEDIA & ENTERTAINMENT -- Publishing, Television, Music, Content
   Syndication
   PORTALS & SITE TECHNOLOGY -- Measurement Tools, Process Portals, Search Engines, Self-Service, X Internet
   PRODUCT LIFE-CYCLE MANAGEMENT -- Product Development, Process and Discrete Marketing, Aftermarket, Demand Management
   RETAIL -- Marketing, eCommerce, Merchandising, Store Operations,
   Technology
   SERVICES & OUTSOURCING -- ASPs, Hosting, Outsourcing, Systems Integrators SUPPLY CHAIN -- Planning & Execution, Logistics, Product Design, eProcurement Applications
   TELECOM & NETWORKS -- Telecom & Mobile Services Carrier Strategy, Enterprise Network Management, Equipment, Services
   TRAVEL -- Marketing, Distribution, Airlines, Hotel & Business & Leisure
   Travel
   USER EXPERIENCE -- Interface Design, ROI of Design, Scenario Design, Speech Recognition, Usability

     Clients that purchase WholeView Research have access to a password protected Web site that contains a comprehensive, cross-linked library of our Technographics, TechStrategy, and TechRankings research, which we call the Personal View. The Personal View helps clients organize and customize their research and provides access to:

     - Forrester reports that deliver a concise, forward-looking analysis of a significant topic.

     - Forrester briefs and Data Overviews that offer succinct, timely examinations of current industry developments written as events demand.

     - Customizable research databases and Web tools.

     - Product evaluations, benchmarks, and surveys.

     In addition, clients subscribing to WholeView Research have access to the Client Resource Center, a call center staffed by members of our research staff who are dedicated to providing additional information about our research, methodologies, coverage areas, and sources. The Client Resource Center is available on demand to help clients navigate our research, find relevant data and forecasts, collect analysis from a variety of related reports, and integrate our models into client initiatives.

     Clients subscribing to WholeView Research also may purchase the following services to supplement the core research offerings:

     - UNLIMITED ANALYST ACCESS. Unlimited Analyst Access licenses enable clients to contact any of our analysts for quick feedback on projects a client may have underway, to discuss ideas and models in the research, or to answer questions about unfolding industry events. Unlimited Analyst Access sessions are 30-minute phone calls, scheduled upon client request.

     - TECHNOGRAPHICS DATA & SERVICES. Our Technographics Data & Services leverage our core research findings to provide the detail that data marketers, product developers, and consumer experts need to gain an in-depth understanding of how consumers and businesses think about and use technology. We combine respondent data sets from our Technographics surveys into three offerings: Consumer Technographics North America, Consumer Technographics Europe, and Business Technographics North America. In addition to these three offerings, clients have unlimited, on-demand access to a Technographics data specialist to help them use the research effectively to meet their specific business needs.

  STRATEGIC SERVICES

     Our Strategic Services provide a number of ways for clients to interact directly with our research analysts and, depending on the service purchased, customize the research performed. Our Strategic Services include:

     - Custom Research

      - Custom Consumer Research

      - Consumer Technographics Omnibus Survey

     - Advisory Services

      - Structured Advisory Packages

      - Multi-Client Advisory Packages

      - Site Evaluation and Design Services

      - Technology Strategy Development Program

     We offer several unique programs within each of these categories.

  CUSTOM RESEARCH

     Our Custom Research offerings include:

     - CUSTOM CONSUMER RESEARCH (FORMERLY TECHNOGRAPHICS CUSTOM DATA
       PROJECTS). Any of the surveys conducted by our Consumer Technographics North America team are available for custom analysis. Each year, hundreds of relevant questions in surveys conducted by our Consumer Technographics North America team are answered by more than 200,000 respondents. These responses are the foundation for a customizable array of services tailored to clients' data needs. These services may include Consumer Technographics Custom Segmentation, Consumer Technographics Customized Surveys, or Consumer Technographics North America Zip Code Analysis. Either with the help of a Technographics data specialist or by downloading the data sets directly from our Web site, clients have access to the precise data they need to drive their primary market research.

     - CONSUMER TECHNOGRAPHICS OMNIBUS SURVEY. The Consumer Technographics Omnibus Survey provides our clients with the opportunity to ask 5,000 of our Benchmark respondents proprietary questions. Forrester then appends the responses to the full Technographics Benchmark Survey, which includes topics ranging from mobile phone ownership to online financial and retail behaviors. In effect, participating clients receive custom data at a much lower cost than that of full-scale primary research.

  ADVISORY SERVICES

     Our Advisory Services offerings include:

  STRUCTURED ADVISORY PACKAGES

     Our Structured Advisory Packages include:

     - SOFTWARE SELECTION ADVISORY PROGRAM. Our Software Selection Advisory Program combines expert guidance from our analysts with TechRankings research to help clients select the best technology product with the lowest risk. The Software Selection Advisory Program enhances TechRankings research and online tools with four 1-hour conference calls led by a TechRankings analyst.

     - VENDOR SALES ADVISORY PROGRAM. Our Vendor Sales Advisory Program is a structured program that provides technology vendors and solution providers deep product positioning and competitive intelligence, which vendors and providers can use when selling and marketing their products to prospects and existing customers. Sales and marketing forces receive competitive product analyses and training presentations that provide robust insight on how to sell against other products.

     - RETAIL COMPETITIVE ASSESSMENT. Our Retail Competitive Assessment arms clients with profiles of their competitors' online and offline customers, including demographics, spending, and shopping attitudes. With this information, we believe clients can sharpen their marketing messages, optimize their merchandising assortments, improve their store formats, and tailor their service propositions to increase revenues and grow market share.

  MULTI-CLIENT ADVISORY PACKAGES

     Our Multi-Client Advisory Packages include:

     - FORRESTER OVAL PROGRAM. Our Forrester Oval Program currently consists of the CIO Group and provides member CIOs from $1 billion-plus companies with exclusive industry-specific benchmark data, access to a senior analyst for individual research-related questions, membership-directed research, best practices, and peer-to-peer networking.

     - ONLINE FINANCIAL SERVICES BENCHMARK. Our Online Financial Services Benchmark is a quarterly report that provides standard metrics for banks to assess their online success. Participants provide us with usage and activation data on the following metrics: online banking, bill payment, aggregation, credit card services, and small business banking. Each participant receives a benchmark of their data against their peer group and across the entire industry.

  SITE EVALUATION & DESIGN SERVICES

     Our Site Evaluation & Design Services include:

     - WEB SITE REVIEW. Our Web Site Review provides a targeted, action-oriented assessment of a client's B2C or B2B Web site, extranet, or intranet. Feedback is based on comprehensive examination of the site by our analysts, as well as any additional information a client provides about its Web strategies.

     - WEB SITE REVIEW BOOT CAMP. The Web Site Review Boot Camp teaches clients how to review their sites with the objectivity and expertise of a Forrester analyst in a two-day intensive training session for Web design and strategy.

     - EFFECTIVE SITE DESIGN BOOT CAMP. The Effective Site Design Boot Camp is a workshop that takes clients through the steps of a scenario-based design process to help produce useful, user-friendly sites. This workshop provides a framework for making successful design-related decisions and reveals tactics for obtaining better results from designers for marketing, IT, and eBusiness decision-makers who hire, manage, or approve the work of online site designers and design firms.

  TECHNOLOGY STRATEGY DEVELOPMENT PROGRAM ("TSDP")

     Our Technology Strategy Development Program focuses on a client's distinct business needs to help create and refine technology strategies that drive business forward. Each program is custom-built under the direction of a dedicated senior research analyst with several years of industry experience who collaborates with the client to plan the optimum program format and deliverables for that client. Example programs include developing a business plan to take a technology to a new market and designing an IT organization to implement Internet-centric technologies.

  FORUM AND SUMMIT EVENTS

     We host Forum and Summit Events in various locations throughout the year. Forums and Summits bring together senior executives for one- or two-day conferences to network with their peers and to hear leaders from the technology industry and other business sectors discuss the impact of technology change on business.

PRICING AND CONTRACT SIZE

     During 2002, the prices for contracts that included only core research were a function of the number of research recipients within the client organization. The average contract for annual memberships for core research only at December 31, 2002 was approximately $43,900, a decrease of 11% from $49,400 at December 31, 2001. In 2002, the prices for contracts that included core research and Strategic Services were also a function of the number of research recipients within the client organization and the amount and type of Strategic Services. The average contract for an annual membership for research which also included Strategic Services at December 31, 2002 was approximately $80,500, a decrease of 10% from $89,500 at December 31, 2001.

     We believe that the agreement value of contracts to purchase research and Strategic Services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Agreement value decreased 33% to $78.1 million at December 31, 2002 from $116.2 million at December 31, 2001.

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

     Our TechRankings research combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive scorecards, databases, and reports.

     All of our WholeView Research begins with discussion sessions with analysts to generate ideas for research. Analysts test ideas throughout the research report process at both informal and weekly research meetings. Our reports are consistent in format, and we require our analysts to write research reports in a structure that combines graphics with easy-to-read text to deliver concise, decisive, and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report. An analyst who has not been involved in the creation of a particular report reviews the report to ensure quality, clarity, and readability. All research is reviewed and graded by senior research management.

SALES AND MARKETING

     We sell our products and services through our headquarters in Cambridge, Massachusetts, our research centers in Amsterdam, Frankfurt, London, and San Francisco, and our sales offices in Sydney and Tokyo. In 2002, we closed our sales offices in Austin and Chicago. We employed 105 sales representatives as of December 31, 2002, a decrease of 43% from 184 as of December 31, 2001. Our direct sales force consists of:

     - Sales directors who focus on high-level client contact and service.

     - Account managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional products and services to existing clients.

     - Account executives who develop new business in assigned territories.

     - Telesales representatives who operate out of our headquarters in Cambridge.

     We also sell our research products directly online through our Web site and use local independent sales representatives to market and sell our products and services internationally in Australia, Brazil, Hong Kong, India, Korea, Latin America, South Africa, Spain, Taiwan, Turkey, and the United Arab Emirates.

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

     As of December 31, 2002, our research was delivered to 1,125 client companies. No single client company accounted for more than 2% of our revenues for the year ended December 31, 2002.

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

     - Price.

     We believe that we compete favorably with respect to each of these factors. We feel that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our WholeView approach and easy-to-read research format distinguish us from our competitors.

     We compete in the market for research about emerging technologies. Our principal direct competitors include other independent providers of similar services, such as Gartner Group, as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 2002, we employed a total of 344 persons, including 124 research staff and 105 sales representatives.

     Our culture emphasizes certain key values -- including client service, quality, and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote individuals who foster these values. Each new employee that we hire undergoes a week-long training process. This training includes workshops and presentations by our executives, which focus on our corporate goals and provide individuals with the skills necessary to achieve our key values.

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

     All of our direct sales representatives participate in our annual sales incentive compensation plan. Under this plan, we pay commissions monthly to sales personnel based upon attainment of net bookings against established quotas. In addition, all account managers, account executives, regional managers, and regional directors are eligible to participate in our incentive stock option plan based on performance.

RISKS AND UNCERTAINTIES

     We are subject to risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in forward-looking statements made by us. These risks and uncertainties include:

     INTEGRATION OF GIGA. In February 2003, we acquired Giga Information Group, Inc., a global technology advisory firm. We may be unable to achieve the anticipated benefits from this acquisition. For example, we cannot be certain that Giga's customers will continue to do business with us or that the Giga employees who continue their employment with us will become well-integrated into our operations and culture. In addition, the integration of Giga can be disruptive to our operations and divert management time and attention. If we do not integrate the Giga acquisition effectively, we may fail to achieve the benefits we expected and our financial condition and results of operations may be adversely affected.

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

     - The utilization of our Strategic Services by our clients.

     - The introduction and marketing of new products and services by us and our competitors.

     - The hiring and training of new analysts and sales personnel.

     - Changes in demand for our research.

     - General economic conditions.

     As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, or strategic alliances by us or the technologies services industry may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

     A DECLINE IN RENEWALS FOR OUR MEMBERSHIP-BASED RESEARCH SERVICES. Our success depends in large part upon renewals of memberships for our research products. Approximately 57%, 51%, and 74% of our client companies with memberships expiring during the years ended December 31, 2002, 2001, and 2000, respectively, renewed one or more memberships for our products and services. The decline in renewal rates for our research products since 2000 is reflective of the more difficult economic environment, and any future declines in renewal rates could have an adverse effect on our revenues.

     THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF. Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

     COMPETITION. We compete in the market for research products and services with other independent providers of similar services. We may also face increased competition from Internet-based research firms. Some of our competitors have substantially greater financial, information-gathering, and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms and general business consulting firms. Our indirect competitors may choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market and new competitors could readily seek to compete against us in one or more market segments addressed by our products and services. Increased competition could adversely affect our operating results through pricing pressure and loss of market share.

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

EXECUTIVE OFFICERS

     The following table sets forth information about our directors and executive officers as of March 31, 2003.

NAME                                     AGE                     POSITION
----                                     ---                     --------
George F. Colony.......................  49    Chairman of the Board, Chief Executive
                                               Officer, and President
Richard C. Belanger....................  38    Chief Technology Officer
Tahar Bouhafs..........................  47    Managing Director, Forrester Asia, MEA, Latin
                                               America
Neil Bradford..........................  30    Managing Director, Forrester Global
Robert W. Davidson.....................  55    Managing Director, Forrester Europe
Emily Nagle Green......................  45    Managing Director, Forrester North America
Warren Hadley..........................  34    Chief Financial Officer and Treasurer
Brian E. Kardon........................  45    Vice President, Strategy and Marketing
Dan Mahoney............................  54    Vice President, Giga Research
Timothy J. Moynihan, Esq. .............  33    General Counsel and Secretary
Timothy M. Riley.......................  51    Vice President, Strategic Growth
Henk W. Broeders.......................  50    Director
Robert M. Galford......................  50    Director
George R. Hornig.......................  48    Director
Michael H. Welles......................  48    Director

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

     Tahar Bouhafs became managing director, Asia, MEA, Latin America in October 2001. Mr. Bouhafs was previously Forrester's director of international channels from 1998 to 2001 and director of European sales from 1992 to 1998. Prior to joining Forrester, Mr. Bouhafs was a faculty member in the computer science departments at Fitchburg State College and Boston University from 1985 to 1992.

     Neil Bradford became managing director, Forrester Global in October 2001. From 1999 to 2001, Mr. Bradford was the managing director of Forrester Research Ltd., a role he assumed after Forrester's acquisition in November 1999 of Fletcher Research Limited, a UK-based research firm co-founded by Mr. Bradford in 1997. Prior to co-founding Fletcher and joining Forrester, Mr. Bradford was a consultant at McKinsey and Company, a management consulting firm, from 1995 to 1997.

     Robert W. Davidson became managing director, Forrester Europe in June 2001. Prior to joining Forrester, Mr. Davidson was vice president and corporate controller from 2000 to 2001 and vice president, finance from 1998 to 2000 for Baan Company N.V., a software solutions and services company. From 1996 to 1998, Mr. Davidson served as chief operating officer, Europe of PSI/Vicorp, a software solutions company.

     Emily Nagle Green became managing director, Forrester North America in January 2002. Ms. Green previously was managing director, Forrester Research B.V. from 1998 to 2001 and director, people & technology strategies, from 1996 to 1998. Prior to joining Forrester, Ms. Green was vice president of marketing and sales at Point of View, Inc., a video technology training firm, from 1994 to 1995, and vice president of strategic marketing for ADC Fibermux, a computer networking hardware manufacturer, from 1991 to 1994.

     Warren Hadley became Forrester's chief financial officer and treasurer in February 2002. Mr. Hadley previously was our director of finance from 1999 to 2002 and served as our assistant treasurer from 2000 to 2001. Mr. Hadley was our corporate controller from 1996 to 1999. Prior to joining Forrester, Mr. Hadley served as an audit manager for MacDonald, Levine, Jenkins, an accounting firm, from 1993 to 1995.

     Brian E. Kardon became Forrester's vice president of strategy and marketing in January 2003. Prior to joining Forrester, Mr. Kardon was a co-founder and managing partner of Catalyst Consulting Collaborative, a strategic consulting firm, from 2002 to 2003 and president of First Act, Inc., a children's music development company, from 2000 to 2001. Mr. Kardon also served as the executive vice president of marketing and business at HomePortfolio, an online marketplace for home design, products, and services, from 1999 to 2000 and senior vice president and chief marketing officer of Cahners Business Information, a business publisher, from 1995 to 1999. From 1987 to 1995, Mr. Kardon served as director of the marketing strategy practice at Braxton Associates, the strategy consulting division of Deloitte & Touche.

     Dan Mahoney became Forrester's vice president of Giga Research in March 2003 in conjunction with Forrester's acquisition of Giga Information Group, Inc. Prior to that, he was senior vice president of research at Giga Information Group, Inc. from 1997 to 2003. Prior to joining Giga, Mr. Mahoney was the general manager of Intranet Partners, an Intranet consulting company, from 1996 to 1997; the general manager of Dataquest North America, a technology information provider, in 1996; and director of systems development for Household Credit Services, the credit card division of Household International, Inc. from 1993 to 1996.

     Timothy J. Moynihan, Esq. became Forrester's general counsel in February 2002. Mr. Moynihan previously served as Forrester's corporate counsel from 1998 to 2002. Mr. Moynihan also has served as secretary of Forrester since 2001, as assistant secretary from 2000 to 2001, and as a member of Forrester's legal department since 1996.

     Timothy M. Riley became Forrester's vice president, strategic growth in August 1997. Prior to joining Forrester, Mr. Riley served as the vice president of human resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as director of human resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

     Henk W. Broeders became a director of Forrester in May 1998. Mr. Broeders has been the Chairman of the Executive Board of Cap Gemini N.V., a management consulting firm located in the Netherlands, since January 2001. Cap Gemini NV is the Dutch subsidiary of the global CGEY organization. From 1992 to 1998, Mr. Broeders was general manager of IQUIP Informatica B.V., a software company in the Netherlands.

     Robert M. Galford became a director of Forrester in November 1996. Mr. Galford has been a managing partner of the Center for Executive Development, an executive education provider in Boston, since April 2001. From 1999 to 2001 he was the executive vice president and chief people officer at Digitas, Inc., a technology and marketing services firm. From 1994 to 1999 he consulted to professional services firms and taught in the Executive Programs at the Kellogg School of Management at Northwestern University and Columbia University's Graduate School of Business. Before joining Columbia's Executive Programs, he taught at Boston University from 1993 to 1994. Prior to his work in executive education, Mr. Galford was vice president of the MAC Group, and its successor firm, Gemini Consulting, both of which are management consulting firms, from 1991 to 1994.

     George R. Hornig became a director of Forrester in November 1996. Mr. Hornig has been a managing director and chief operating officer of the Private Equity Division at Credit Suisse First Boston, an investment banking firm, since 1999. He was an executive vice president of Deutsche Bank Americas Holding Corporation, a diversified financial services holding company, and several of its affiliated entities, from 1993 to 1998. He is also a director of Unity Mutual Life Insurance Company, U.S. Timberlands Company, L.P., and Veridian Corporation.

     Michael H. Welles became a director of Forrester in November 1996. Mr. Welles is chief operating officer and founder of S2 Security Corporation, an IP-based facility security systems start-up. He previously served as vice president and general manager of the platforms business with NMS Communications, an OEM infrastructure supplier to the telecom industry, from 2000 to 2002. He previously served as vice president of news operations and engineering for Individual.com, NewsEdge Corporation, and Individual, Inc., a group of news solutions companies, from 1997 to 2000, and before that as a general manager at Lotus Development Corporation, a software company, from 1991 to 1997.

ITEM 2. PROPERTIES

     Our headquarters are located in approximately 146,000 square feet of office space in Cambridge, Massachusetts. This facility accommodates research, marketing, sales, technology, and operations personnel. The initial lease term of this facility expires in September 2006. We have the option to extend this lease for up to two additional terms of five years each.

     We also have leased office space for our research centers in Amsterdam, Frankfurt, London, and San Francisco, and for our sales office in Sydney and Tokyo.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "FORR." On March 28, 2003, the closing price of our common stock was $14.71.

     As of March 24, 2003 there were approximately 55 stockholders of record of our common stock.

     The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2001, and December 31, 2002:

                                                          2001              2002
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First Quarter......................................  $58.56   $22.13   $20.94   $15.52
Second Quarter.....................................  $28.98   $18.40   $20.55   $17.30
Third Quarter......................................  $22.72   $14.27   $19.40   $13.45
Fourth Quarter.....................................  $20.52   $14.65   $16.39   $11.48

     We did not declare or pay any dividends during the fiscal years ended December 31, 2001 and 2002. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1998      1999       2000       2001      2002
                                             -------   -------   --------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
  Core research............................  $46,842   $64,697   $120,477   $123,695   $67,380
  Advisory services and other..............   14,725    22,571     36,670     35,425    29,556
                                             -------   -------   --------   --------   -------
     Total revenues........................   61,567    87,268    157,147    159,120    96,936
                                             -------   -------   --------   --------   -------
Operating expenses:
  Cost of services and fulfillment.........   22,038    27,715     45,470     49,113    34,026
  Selling and marketing....................   20,896    31,131     57,957     58,334    30,745
  General and administrative...............    6,688     9,865     18,632     16,854    12,732
  Depreciation and amortization............    2,763     4,003      7,944     11,094     8,406
  Reorganization costs.....................       --        --         --      3,108    12,170
  Costs related to acquisition.............       --       694         --         --        --
                                             -------   -------   --------   --------   -------
     Total operating expenses..............   52,385    73,408    130,003    138,503    98,079
                                             -------   -------   --------   --------   -------
     Income (loss) from operations.........    9,182    13,860     27,144     20,617    (1,143)
Other income, net; Impairments of non-
  marketable investments; Gain on sale of
  Internet AdWatch.........................    2,957     3,710      6,893      6,425     1,421
                                             -------   -------   --------   --------   -------
     Income before income tax provision
       (benefit)...........................   12,139    17,570     34,037     27,042       278
Income tax provision (benefit).............    4,592     6,589     12,423      8,925      (311)
                                             -------   -------   --------   --------   -------
     Net income............................  $ 7,547   $10,981   $ 21,614   $ 18,117   $   589
                                             =======   =======   ========   ========   =======
Basic net income per common share..........  $  0.44   $  0.61   $   1.03   $   0.80   $  0.03
                                             =======   =======   ========   ========   =======
Diluted net income per common share........  $  0.40   $  0.55   $   0.88   $   0.76   $  0.02
                                             =======   =======   ========   ========   =======
Basic weighted average common shares
  outstanding..............................   17,041    18,028     20,989     22,551    23,189
                                             =======   =======   ========   ========   =======
Diluted weighted average common shares
  outstanding..............................   18,744    20,067     24,526     23,907    23,653
                                             =======   =======   ========   ========   =======

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1999       2000       2001       2002
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable
  securities............................  $ 66,483   $ 98,787   $174,739   $205,182   $194,631
Working capital.........................  $ 45,720   $ 65,366   $115,547   $155,412   $157,443
Deferred revenue........................  $ 38,894   $ 66,233   $102,527   $ 59,930   $ 42,123
Total assets............................  $100,518   $159,393   $303,803   $305,152   $278,273
Total stockholders' equity..............  $ 53,533   $ 78,805   $176,928   $220,398   $213,868

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView. This approach provides companies with the strategies, data, and product evaluations they need to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily are targeted to benefit the senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who use our prescriptive, executable research to understand and capitalize on business models and emerging technologies.

     We derive revenues from memberships to our core research and from our Strategic Services and Forum and Summit events. We offer contracts for our products and services that are typically renewable annually and payable in advance. Research revenues are recognized ratably over the term of the contract. Accordingly, a substantial portion of our billings is recorded as deferred revenue. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Similarly, Forum and Summit billings are initially recorded as deferred revenue and are recognized upon completion of each event.

     Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased 33% to $78.1 million at December 31, 2002 from $116.2 million at December 31, 2001. Agreement value decreased 38% to $116.2 million at December 31, 2001 from $187.8 million at December 31, 2000. No single client accounted for more than 3% of agreement value at December 31, 2002. Our historical experience is that a majority of client companies renew expiring contracts each year. Approximately 57%, 51%, and 74% of our client companies with memberships expiring during the years ended December 31, 2002, 2001, and 2000, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The declines in agreement value and renewal rates are reflective of the more difficult economic environment and will lead to a decrease in revenue for 2003.

REORGANIZATIONS

     On July 24, 2002, we announced a reduction of our work force by approximately 21 positions in response to conditions and demands of the market. As a result, we recorded a reorganization charge of approximately $2.6 million during 2002. Approximately 31% of the terminated employees had been members of the sales force, while 41% had been in research and 28% had held administrative roles. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off consisted primarily of computer equipment, software and furniture and fixtures related to vacated locations in connection with the reorganization.

     Total costs related to the July 24, 2002 reorganization are as follows:

                                                                             ACCRUED AS OF
                                              TOTAL    NON-CASH     CASH     DECEMBER 31,
                                              CHARGE   CHARGES    PAYMENTS       2002
                                              ------   --------   --------   -------------
                                                             (IN THOUSANDS)
Workforce reduction.........................  $  908     $ --      $  857        $ 51
Facility consolidation and other related
  costs.....................................     889       --         228         661
Depreciable assets..........................     766      766          --          --
                                              ------     ----      ------        ----
Total.......................................  $2,563     $766      $1,085        $712
                                              ======     ====      ======        ====

     There have been no changes in estimates during the periods presented.

     The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                          ACCRUED AS OF
                                                                          DECEMBER 31,
                                              2003   2004   2005   2006       2002
                                              ----   ----   ----   ----   -------------
                                                           (IN THOUSANDS)
Workforce reduction.........................  $ 51   $ --   $ --   $ --       $ 51
Facility consolidation and other related
  costs.....................................   209    193    183     76        661
                                              ----   ----   ----   ----       ----
Total.......................................  $260   $193   $183   $ 76       $712
                                              ====   ====   ====   ====       ====

     On January 10, 2002, we announced a reduction of our work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, we recorded an initial reorganization charge of approximately $9.3 million in the three months ended March 31, 2002. Approximately 39% of the terminated employees had been members of the sales force, 33% were in research and 28% had held administrative roles. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

     During the three months ended September 30, 2002, we revised our estimates of the January 10, 2002 reorganization charge to provide for additional losses for office consolidation costs and the write-off of related leasehold improvements due to deteriorating real estate market conditions. As a result, we recorded an additional reorganization charge of approximately $593,000. We also concluded that approximately $74,000 of the initial reorganization charge associated with severance was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during the three months ended September 30, 2002.

     Total costs related to the January 10, 2002 reorganization are as follows:

                                    TOTAL                                       ACCRUED AS OF
                                   INITIAL   SUBSEQUENT   NON-CASH     CASH     DECEMBER 31,
                                   CHARGE     REVISION    CHARGES    PAYMENTS       2002
                                   -------   ----------   --------   --------   -------------
                                                         (IN THOUSANDS)
Workforce reduction..............  $3,545       $(74)      $   --     $3,471       $   --
Facility consolidation and other
  related costs..................   2,934        502           --        598        2,838
Depreciable assets...............   2,772         91        2,863         --           --
                                   ------       ----       ------     ------       ------
Total............................  $9,251       $519       $2,863     $4,069       $2,838
                                   ======       ====       ======     ======       ======

     The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                           ACCRUED AS OF
                                                                           DECEMBER 31,
                                            2003     2004    2005   2006       2002
                                           ------   ------   ----   ----   -------------
                                                          (IN THOUSANDS)
Facility consolidation and other related
  costs..................................  $1,184   $1,011   $416   $227      $2,838

     On July 12, 2001, we announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, we reduced our work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% had been in research and 22% had held administrative roles. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

     During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

     The costs related to the July 12, 2001 reorganization are as follows:

                                                2001      2001       2001     ACCRUED AS OF
                                               TOTAL    NON-CASH     CASH     DECEMBER 31,
                                               CHARGE   CHARGES    PAYMENTS       2001
                                               ------   --------   --------   -------------
Workforce reduction..........................  $2,149     $ --      $2,045        $104
Facility consolidations and other related
  costs......................................     488       --         370         118
Depreciable assets...........................     471      471          --          --
                                               ------     ----      ------        ----
Total........................................  $3,108     $471      $2,415        $222
                                               ======     ====      ======        ====

                                            ACCRUED AS OF     2002      2002     ACCRUED AS OF
                                            DECEMBER 31,      CASH     EXCESS    DECEMBER 31,
                                                2001        PAYMENTS   RESERVE       2002
                                            -------------   --------   -------   -------------
                                                              (IN THOUSANDS)
Workforce reduction.......................      $104          $49       $ 55         $  --
Facility consolidation and other related
  costs...................................       118           10        108            --
                                                ----          ---       ----         -----
Total.....................................      $222          $59       $163         $  --
                                                ====          ===       ====         =====

RECENT DEVELOPMENTS

     In February 2003, we acquired Giga Information Group, Inc. ("Giga") for an aggregate purchase price of $60 million in cash pursuant to a tender offer and second step merger at a price of $4.75 per share of Giga common stock in cash. The purchase price was paid out of our cash on hand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-7.

     - REVENUE RECOGNITION. We generally invoice our core research, advisory, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is generally recognized as revenue ratably over the term of the agreement. Advisory services are recognized as revenue during the period in which the services are performed. Revenue from events is recognized upon completion of the event. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of December 31, 2002, deferred revenues and deferred commissions totaled $42.1 million and $3.5 million, respectively.

     - ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $827,000 as of December 31, 2002. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     - NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $10.0 million as of December 31, 2002. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. We recorded impairment charges that totaled approximately $3.2 million in 2001 and $4.1 in 2002. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     - GOODWILL. We have goodwill related to our European operations that totaled approximately $14.0 million as of December 31, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit with goodwill exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. We have selected November 30th as the date of performing the annual goodwill impairment test. As of December 31, 2002, we believe that the carrying value of our goodwill and other intangible assets is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired business are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations for the period in which the loss is recognized.

     - INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax base of assets and liabilities as well as operating loss carryforwards that totaled approximately $21.6 million as of December 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester's future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

       RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

YEAR ENDED DECEMBER 31,                                       2000   2001   2002
-----------------------                                       ----   ----   ----
Core research...............................................   77%    78%    70%
Advisory services and other.................................   23     22     30
                                                              ---    ---    ---
  Total revenues............................................  100    100    100
Cost of services and fulfillment............................   29     31     35
Selling and marketing.......................................   37     37     31
General and administrative..................................   12     10     13
Depreciation and amortization...............................    5      7      9
Reorganization costs........................................   --      2     13
                                                              ---    ---    ---
  Income (loss) from operations.............................   17     13     (1)
Other income, net; Impairments of non-marketable
  investments; Gain on sale of Internet AdWatch.............    5      4      1
                                                              ---    ---    ---
  Income before income tax provision (benefit)..............   22     17     --
Provision (benefit) for income taxes........................    8      6     (1)
                                                              ---    ---    ---
  Net income................................................   14%    11%     1%
                                                              ===    ===    ===

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     REVENUES. Total revenues decreased 39% to $96.9 million in 2002, from $159.1 million in 2001. Revenues from core research decreased 46% to $67.4 million in 2002, from $123.7 million in 2001. Decreases in total revenues and revenues from core research were primarily attributable to decreases in client companies to 1,125 at December 31, 2002 from 1,541 at December 31, 2001, as well as lower average contract values due to a more difficult economic environment. These same factors also resulted in a decrease in revenues from core research as a percentage of total revenues. No single client company accounted for more than 2% of revenues in 2002.

     Advisory services and other revenues decreased 17% to $29.6 million in 2002, from $35.4 million in 2001. This decrease was primarily attributable to the smaller number of events we held in 2002, which was six Forums and eight Summits, compared to nine Forums and six Summits held during the year ended December 31, 2001. The more difficult economic environment also resulted in a decrease in sales of advisory services. In addition, the reduction of our research organization responsible for performing advisory services to

124 at December 31, 2002 from 196 at December 31, 2001 contributed to the decrease in advisory services performed.

     Revenues attributable to customers outside the United States decreased 41% to $27.6 million in 2002, from $46.8 million in 2001 but remained constant as a percentage of total revenues in 2002 compared with 2001 at 29%. The decrease in international revenues in dollars is primarily attributable to a decline in revenue from core research related to decreases in the number of client companies and lower average contract values. We invoice our international clients in US dollars, except for those in the United Kingdom, whom are billed in British pounds sterling, and those in continental Europe, whom are billed in the euro. The effect of changes in currency exchange rates have historically not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in 2002, from 31% in 2001. These expenses decreased 31% to $34.0 million in 2002, from $49.1 million in 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related costs, rent and survey costs associated with our product offerings, decreasing at a slower rate than revenues. The decreases in these expenses in absolute dollars is primarily due to compensation-related costs and travel and entertainment expense savings associated with the reduction in staffing in our research organization to 124 at December 31, 2002 from 196 at December 31, 2001. The decrease in expenses is also due to a reduction in events expense as we hosted fewer events and had a higher mix of lower costing Summits in 2002 compared to 2001.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 32% in 2002 from 37% in 2001. These expenses decreased 47% to $30.7 million in 2002, from $58.3 million in 2001. The decreases in expenses in absolute dollars and as a percentage of revenues were principally due to lower compensation-related costs and travel and entertainment expense savings as a result of the reduction in the number of direct sales personnel to 105 at December 31, 2002 from 184 at December 31, 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased as a percentage of total revenues to 13% in 2002, from 11% in 2001. These expenses decreased 25% to $12.7 million in 2002, from $16.9 million in 2001. The increase in expense as a percentage of revenues was primarily attributable to general and administrative expenses, particularly compensation-related costs and rent, decreasing at a slower rate than revenues. The decrease in expenses in absolute dollars were principally due to the reduction in the staffing level of our general and administrative group to 66 at December 31, 2002 from 108 at December 31, 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased 24% to $8.4 million in 2002, from $11.1 million in 2001. The decrease in these expenses was principally due to low capital expenditures as well as the write-off of depreciable assets in connection with the workforce reorganizations in January 2002 and July 2002. The adoption of SFAS No. 142 also resulted in a reduction in annual amortization of $716,000 due to goodwill no longer being amortized.

     OTHER INCOME, NET. Other income decreased to $1.4 million in 2002, from $6.4 million in 2001. Other income in 2002 consisted of $6.1 million of interest income from marketable securities, offset by aggregate write-downs of approximately $4.1 million on certain non-marketable investments and $593,000 of other miscellaneous non-operating expenses. Other income in 2001 consisted of $9.1 million of interest income from marketable securities and a gain of approximately $1.7 million realized on the sale of our Internet AdWatch(TM) product, offset by aggregate write-downs of approximately $3.2 million on certain non-marketable investments and $1.1 million of other miscellaneous non-operating expenses. The decrease in interest income was principally due to a decline in market interest rates.

     INCOME TAX PROVISION. During 2002, we recorded a tax benefit of $311,000 reflecting an effective tax rate of (111.9%). During 2001, we recorded a tax provision of $8.9 million, reflecting, an effective tax rate of 33.0%. The decrease in our effective tax rate resulted primarily from a decrease in operating income coupled with our investments in tax-exempt marketable securities and our recording of a valuation allowance of $1.5 million associated with our operations in Germany.

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

     Revenues attributable to customers outside the United States increased 14% to $46.8 million in 2001, from $41.1 million in 2000. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 29% in 2001 from 26% in 2000. The increase in international revenues is primarily attributable to the expansion of our international operations, specifically our European headquarters in Amsterdam, Netherlands; our Research Centers in London, England and Frankfurt, Germany; and our sales office in Tokyo, Japan. We invoice our international clients in US dollars, except for those billed by our UK Research Centre, which invoices clients in British pounds sterling. The effect of changes in currency exchange rates historically have not had a significant impact on our results of operations.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 31% in 2001, from 29% in 2000. These expenses increased 8% to $49.1 million in 2001, from $45.5 million in 2000. The increases in these expenses in absolute dollars and as a percentage of revenues were principally due to additional survey costs associated with our product offerings, and the opening of our Research Center in San Francisco, California.

     SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 37% in 2001 and 2000. These expenses increased 1% to $58.3 million in 2001, from $58.0 million in 2000. The increase in expenses in absolute dollars was principally due to expansion of our international sales offices in Europe and the Asia-Pacific region, offset by cost savings as a result of the July 2001 reorganization.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 10% in 2001, from 12% in 2000. These expenses decreased 10% to $16.9 million in 2001, from $18.6 million in 2000. The decrease in expenses in absolute dollars and as a percentage of revenues were principally due to decreased staffing in our technology, operations, finance, and strategy groups and related compensation, travel, and recruiting expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 40% to $11.1 million in 2001, from $7.9 million in 2000. The increase in these expenses in absolute dollars was principally due to previous purchases of computer equipment, software, and leasehold improvements to support business growth in past years. Further, amortization of goodwill related to our October 2000 acquisition of Forit, GmbH in Frankfurt, Germany, increased to approximately $1.0 million in 2001, from approximately $260,000 in 2000.

     OTHER INCOME, NET. Other income decreased to $6.4 million in 2001, from $6.9 million in 2000. Other income in 2001 consisted of $9.1 million of interest income from marketable securities and a gain of approximately $1.7 million realized on the sale of our Internet AdWatch(TM) product to Evaliant Media Resources, LLC in exchange for membership interests in Evaliant offset by aggregate write-downs of approximately $3.3 million on certain non-marketable investments and $1.1 million of other miscellaneous non-operating expenses. Other income in 2000 consisted primarily of $8.0 million of interest income from marketable securities offset by a non-marketable investment write-down of approximately $1.0 million, and approximately $175,000 of other miscellaneous non-operating expenses. We achieved the additional interest income in spite of generally lower yields due to higher cash and marketable securities balances resulting from positive cash flows from operations of $28.7 million and $16.4 million from proceeds of stock option exercises and our employee stock purchase plan during 2001.

     INCOME TAX PROVISION. During 2001, we recorded a tax provision of $8.9 million, reflecting, an effective tax rate of 33.0%. During 2000, we recorded a tax provision of $12.4 million reflecting, an effective tax rate of 36.5%. The decrease in our effective tax rate resulted primarily from an increase in our investments in tax-exempt marketable securities.

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

                                                                      THREE MONTHS ENDED
                                     -------------------------------------------------------------------------------------
                                     MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                       2001       2001       2001       2001       2002       2002       2002       2002
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Core research......................  $35,352    $32,963    $29,546    $25,834    $19,286    $17,221    $15,958    $14,915
Advisory services and other........    8,293     13,451      4,864      8,817      6,770      8,212      5,980      8,594
                                     -------    -------    -------    -------    -------    -------    -------    -------
  Total revenues...................   43,645     46,414     34,410     34,651     26,056     25,433     21,938     23,509
Cost of services and fulfillment...   12,298     15,138     10,428     11,249      8,981      8,873      7,540      8,632
Selling and marketing..............   17,745     16,909     12,558     11,122      8,472      8,254      7,094      6,925
General and administrative.........    4,976      4,790      3,361      3,727      3,326      3,375      2,889      3,142
Depreciation and amortization......    2,722      2,777      2,850      2,745      2,148      2,070      2,029      2,159
Reorganization costs...............       --         --      3,108         --      9,088         --      3,082         --
                                     -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) from operations....    5,904      6,800      2,105      5,808     (5,959)     2,861       (696)     2,651
Other income (expense), net;
  Impairments of non-marketable
  investments; Gain on sale of
  Internet AdWatch.................    1,757      2,148      2,111        409       (688)       995        362        752
                                     -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) before income tax
    provision (benefit)............    7,661      8,948      4,216      6,217     (6,647)     3,856       (334)     3,403
Income tax provision (benefit).....    2,796      3,266      1,539      1,324       (532)       309        (27)       (61)
                                     -------    -------    -------    -------    -------    -------    -------    -------
  Net income (loss)................  $ 4,865    $ 5,682    $ 2,677    $ 4,893    $(6,115)   $ 3,547    $  (307)   $ 3,464
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic net income (loss) per common
  share............................  $  0.22    $  0.25    $  0.12    $  0.21    $ (0.26)   $  0.15    $ (0.01)   $  0.15
                                     =======    =======    =======    =======    =======    =======    =======    =======
Diluted net income (loss) per
  common share.....................  $  0.20    $  0.24    $  0.11    $  0.21    $ (0.26)   $  0.15    $ (0.01)   $  0.15
                                     =======    =======    =======    =======    =======    =======    =======    =======

                                                                    AS A PERCENTAGE OF REVENUES
                                       -------------------------------------------------------------------------------------
                                       MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                         2001       2001       2001       2001       2002       2002       2002       2002
                                       --------   --------   --------   --------   --------   --------   --------   --------
Core research........................     81%        71%        86%        75%        74%        68%        73%        63%
Advisory services and other..........     19         29         14         25         26         32         27         37
                                         ---        ---        ---        ---        ---        ---        ---        ---
  Total revenues.....................    100        100        100        100        100        100        100        100
Cost of services and fulfillment.....     28         33         30         32         34         35         35         37
Selling and marketing................     41         36         37         32         33         33         32         30
General and administrative...........     11         10         10         11         13         13         13         13
Depreciation and amortization........      6          6          8          8          8          8          9          9
Reorganization costs.................     --         --          9         --         35         --         14         --
                                         ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) from operations......     14         15          6         17        (23)        11         (3)        11
Other income (expense), net;
  Impairments of non-marketable
  investments; Gain on sale of
  Internet AdWatch...................      4          4          6          1         (3)         4          1          3
                                         ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) before income tax
    provision (benefit)..............     18         19         12         18        (26)        15         (2)        14
Income tax provision (benefit).......      7          7          4          4         (2)         1         (1)         1
                                         ---        ---        ---        ---        ---        ---        ---        ---
  Net income (loss)..................     11%        12%         8%        14%       (24)%       14%        (1)%       15%
                                         ===        ===        ===        ===        ===        ===        ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations during 2001 and 2002 primarily through funds generated from operations. In addition, we received $22.7 million of net proceeds from our public offering of common stock in February 2000, as well as proceeds from exercises of employee stock options and our employee stock purchase plan of $16.4 million in 2001 and $11.3 million in 2002. Memberships for core research, which constituted approximately 70% of our revenues for the year ended December 31, 2002, are annually renewable and are generally payable in advance. We generated cash from operating activities of $5.6 million in 2002 and $28.7 million in 2001. This decline in cash from operations is primarily the result of the decrease in agreement value from $116.2 million at December 31, 2001 to $78.1 million at December 31, 2002 which is reflected in lower accounts receivable and deferred revenue balances as of December 31, 2002 and a decrease in net income from $18.1 million in 2001 to $589,000 in 2002. Such declines in key business metrics reflect the more difficult economic environment.

     Included in cash from operations are deferred tax benefits of $2.6 million in 2002 and $8.6 million in 2001, which resulted primarily from stock option exercises. These exercises have generated a cumulative tax deduction of approximately $118.4 million for us. The remaining $42.8 million of this tax deduction will be carried forward to offset future taxable income. The offset of these deferred tax benefits have been recorded as an increase to additional paid-in capital within stockholders' equity.

     During 2002, we used $1.0 million of cash in investing activities, consisting primarily of $1.0 million for purchases of property and equipment and $4.8 million for purchases of non-marketable investments offset by $4.8 million of proceeds from net sales of marketable securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     During 2002, we used $10.8 million of cash in financing activities consisting of $20.1 million for repurchases of our common stock and $2.0 million for the investment in a structured stock repurchase program offset by $11.3 million in proceeds from exercises of employee stock options and proceeds from our employee stock purchase plan.

     In February 2003, we acquired Giga for an aggregate purchase price of $60 million in cash pursuant to a tender offer and second step merger at a price of $4.75 per share of Giga common stock in cash. The purchase price was paid out of our cash on hand.

     In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased will be used, among other things, in connection with our employee stock option and purchase plans and for potential acquisitions. As of December 31, 2002, we had repurchased 1,203,707 shares of common stock at an aggregate cost of $20.1 million.

     As of December 31, 2002, we had cash and cash equivalents of $11.5 million and marketable securities of $183.1 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and to invest in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years including cash requirements related to the purchase of Giga and our stock repurchase program.

     During the three months ended September 30, 2002, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million. Upon expiration of the agreement in November 2002, we received 143,542 shares of our common stock. During the three months ended December 31, 2002, we entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Pursuant to the agreement, if our stock price is above $14.84 on the expiration date, we will have the investment of $2.0 million returned with a premium. If our stock price is below $14.84 on the expiration date, we will receive 144,291 shares of our common stock. The $2.0 million up-front net payment is recorded in stockholders' equity as a reduction of additional paid-in capital in the accompanying consolidated balance as of December 31, 2002. Upon expiration of the agreement in February 2003, we received 144,291 shares of our common stock.

     In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of December 31, 2002, we had contributed approximately $12.2 million to the funds. In February 2003, we contributed an additional $1.1 million to the funds.

     As of December 31, 2002, we had recorded total write-downs to the private equity investment funds of $3.3 million as a result of the permanent impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

     As of December 31, 2002, we had contractual obligations as follows (in thousands) gross of estimated restructuring provisions*:

                                                       PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------
                                                  LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                  TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                 -------   ---------   ---------   ---------   -------
Operating leases......................  $42,123    $8,842      $18,108     $10,482    $4,691
                                        =======    ======      =======     =======    ======

---------------

* The above table does not include the remaining $7.8 million of capital commitments to the private equity investment funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $5.4 million.

     We do not maintain any off-balance sheet financing arrangements.

     We hold minority interests in companies and equity investment funds having operations or technology in areas within our strategic focus. During 2001 and 2002, we recognized revenues of approximately $102,000 and $234,000 respectively, related to a core research with advisory services contract purchased by one of the private equity investment firms. The remaining revenues will be recognized in accordance with our revenue recognition policy through the termination date of the contract in March 2003. The prices for these transactions were determined as a function of our list price. We purchased data from companies in which we held a minority interest that totaled approximately $699,000 in 2000, $1,404,000 in 2001, and $1,113,000 in 2002. We believe that the services received were on arm's-length terms and at fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under SFAS No. 146, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. We will apply the provisions of this standard to all restructuring activities initiated after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations. We adopted the disclosure only provision of SFAS No. 148 as of December 31, 2002.

     In November 2002, the EITF issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact, if any, of EITF 00-21 on our consolidated financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations, with a weighted-average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (except for any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

     Principal amounts by expected maturity in US dollars (dollars in thousands):

                       FAIR VALUE AT   YEAR ENDING    YEAR ENDING    YEAR ENDING    YEAR ENDING    YEAR ENDING
                       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                           2002            2003           2004           2005           2006           2007
                       -------------   ------------   ------------   ------------   ------------   ------------
Cash equivalents.....    $  7,248        $  7,248       $    --        $    --        $    --        $    --
Weighted average
  interest rate......        1.31%           1.31%           --%            --%            --%            --%
Investments..........    $183,152        $108,055       $24,024        $21,225        $13,412        $16,436
Weighted average
  interest rate......        2.92%           2.34%         3.04%          3.77%          4.63%          4.13%
  Total portfolio....    $190,400        $115,303       $24,024        $21,225        $13,412        $16,436
Weighted average
  interest rate......        2.86%           2.27%         3.04%          3.77%          4.63%          4.13%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-US dollar denominated operating expenses in Canada, and Asia where we sell primarily in US dollars. The introduction of the euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999. To date, neither the introduction of the euro nor the effect of changes in currency exchange rates has had a significant impact on our financial position or results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2002, the total assets related to non-US dollar denominated currencies was approximately $9.5 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 2002 Annual Report on Form 10-K under
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Reports...............................  F-1, F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Income...........................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 1, 2002, our Audit Committee recommended, and our Board of Directors decided, to no longer engage Arthur Andersen LLP ("Andersen") as our independent public accountants and to engage Deloitte & Touche LLP to serve as our independent public auditors for the fiscal year 2002.

     Andersen's reports on our consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2001 and December 31, 2000 and through April 1, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Andersen with a copy of the foregoing disclosures. A letter from Andersen dated April 5, 2002 and addressed to the Securities and Exchange Commission (the "SEC") is included as Exhibit 16 to this 2002 Annual Report on Form 10-K and states that Andersen agrees with such disclosure.

     During the years ended December 31, 2001 and December 31, 2000 and through April 1, 2002, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2002 Annual Report on Form 10-K under the section captioned "Executive Officers". The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders for the year ended December 31, 2002 (the "2002 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 2002 Proxy Statement, except for the Report of the Compensation Committee is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information relating to security ownership of certain beneficial owners of our common stock and security ownership of our management may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, and is incorporated herein by reference. The information relating to the compensation plans under which our equity securities are authorized for issuance may be found under the section captioned "Securities Authorized for Issuance under Equity Compensation Plans" in the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. George F. Colony, our Chairman of the Board and Chief Executive Officer, and Warren Hadley, our Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Colony and Hadley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed on Page 29.

         2. Financial Statements Schedules.  None.

         3. Exhibits.  A complete listing of exhibits required is given in the
     Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

     (b) Report on Form 8-K.

          Forrester filed a Current Report on Form 8-K on April 5, 2002 disclosing under Item 4 its dismissal of Arthur Andersen LLP as its independent public accountant and its appointment of Deloitte & Touche LLP to serve as its independent public auditor for the fiscal year 2002.

     (c) See Item 15(a)(3) of this report.

     (d) See Item 15(a)(2) of this report.

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

                                          FORRESTER RESEARCH, INC.

                                          By: /s/ GEORGE F. COLONY
                                            ------------------------------------
                                          George F. Colony
                                          Chairman of the Board and Chief
                                          Executive Officer

Date: March 31, 2003

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                    SIGNATURE                             CAPACITY IN WHICH SIGNED             DATE
                    ---------                             ------------------------             ----

/s/ GEORGE F. COLONY                                 Chairman of the Board and Chief      March 31, 2003
------------------------------------------------     Executive Officer (principal
George F. Colony                                     executive officer)


/s/ WARREN HADLEY                                    Chief Financial Officer (principal   March 31, 2003
------------------------------------------------     financial and accounting officer)
Warren Hadley


/s/ HENK W. BROEDERS                                 Member of the Board of Directors     March 31, 2003
------------------------------------------------
Henk W. Broeders


/s/ ROBERT M. GALFORD                                Member of the Board of Directors     March 31, 2003
------------------------------------------------
Robert M. Galford


/s/ GEORGE R. HORNIG                                 Member of the Board of Directors     March 31, 2003
------------------------------------------------
George R. Hornig


/s/ MICHAEL H. WELLES                                Member of the Board of Directors     March 31, 2003
------------------------------------------------
Michael H. Welles

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, George F. Colony, certify that:

     1. I have reviewed this annual report on Form 10-K of Forrester Research, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ GEORGE F. COLONY
                                          --------------------------------------
                                          George F. Colony
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal executive officer)

Date: March 31, 2003

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Warren Hadley, certify that:

     1. I have reviewed this annual report on Form 10-K of Forrester Research, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ WARREN HADLEY
                                          --------------------------------------
                                          Warren Hadley
                                          Chief Financial Officer and Treasurer
                                          (Principal financial and accounting
                                          officer)

Date: March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheet of Forrester Research, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements based on our audit. The financial statements as of December 31, 2001 and for each of the years in the two-year period then ended, before the inclusion of the disclosures discussed in Note 4 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 4 to the consolidated financial statements, on January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     As discussed above, the consolidated financial statements of the Company, as of December 31, 2001, and for the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 4, those financial statements have been revised to include the transitional disclosures required by SFAS No. 142. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                          /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 28, 2003
(February 24, 2003 with respect to Note 17)

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THESE FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND FOR THE YEAR ENDED DECEMBER 31, 1999 ARE NOT PRESENTED HEREIN.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and 2001, and the related consolidated statements of income, stockholders' equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 2000, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 17,747   $ 11,479
  Marketable securities.....................................   187,435    183,152
  Accounts receivable, net of allowance for doubtful
     accounts of $966 and $837 in 2001 and 2002,
     respectively...........................................    24,498     17,791
  Deferred commissions......................................     4,444      3,524
  Prepaid expenses and other current assets.................     6,042      5,902
                                                              --------   --------
       Total current assets.................................   240,166    221,848
                                                              --------   --------
LONG-TERM ASSETS:
  Property and equipment, net (Note 6)......................    21,258     10,674
  Goodwill, net (Note 4)....................................    13,162     13,244
  Deferred income taxes (Note 8)............................    19,387     21,630
  Intangible assets, net (Note 4)...........................     1,171        760
  Other assets..............................................    10,008     10,117
                                                              --------   --------
       Total long-term assets...............................    64,986     56,425
                                                              --------   --------
       Total assets.........................................  $305,152   $278,273
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,667   $  1,601
  Accrued expenses (Note 15)................................    22,157     20,681
  Deferred revenue..........................................    59,930     42,123
                                                              --------   --------
       Total current liabilities............................    84,754     64,405
                                                              --------   --------
COMMITMENTS (NOTES 9 AND 12)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none.........................        --         --
  Common stock, $.01 par value
     Authorized -- 125,000 shares
     Issued -- 23,053 and 24,045 shares in 2001 and 2002,
     respectively
     Outstanding -- 23,053 and 22,841 shares in 2001 and
     2002, respectively.....................................       230        240
  Additional paid-in capital................................   156,043    167,935
  Retained earnings.........................................    64,165     64,754
  Treasury stock  --  1,204 shares in 2002, at cost.........        --    (20,085)
  Accumulated other comprehensive (loss) income.............       (40)     1,024
                                                              --------   --------
       Total stockholders' equity...........................   220,398    213,868
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $305,152   $278,273
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       2001      2002
                                                              --------   --------   -------
REVENUES:
  Core research.............................................  $120,477   $123,695   $67,380
  Advisory services and other...............................    36,670     35,425    29,556
                                                              --------   --------   -------
     Total revenues.........................................   157,147    159,120    96,936
                                                              --------   --------   -------
OPERATING EXPENSES:
  Cost of services and fulfillment..........................    45,470     49,113    34,026
  Selling and marketing.....................................    57,957     58,334    30,745
  General and administrative................................    18,632     16,854    12,732
  Depreciation and amortization.............................     7,944     11,094     8,406
  Reorganization costs (Note 2).............................        --      3,108    12,170
                                                              --------   --------   -------
     Total operating expenses...............................   130,003    138,503    98,079
                                                              --------   --------   -------
     Income (loss) from operations..........................    27,144     20,617    (1,143)
Other income, net...........................................     7,843      7,978     5,539
Impairments of non-marketable investments...................      (950)    (3,217)   (4,118)
Gain on sale of Internet Adwatch............................        --      1,664        --
                                                              --------   --------   -------
     Income before income tax provision (benefit)...........    34,037     27,042       278
Income tax provision (benefit)..............................    12,423      8,925      (311)
                                                              --------   --------   -------
     Net income.............................................  $ 21,614   $ 18,117   $   589
                                                              ========   ========   =======
Basic net income per common share...........................  $   1.03   $   0.80   $  0.03
                                                              ========   ========   =======
Diluted net income per common share.........................  $   0.88   $   0.76   $  0.02
                                                              ========   ========   =======
Basic weighted average common shares outstanding............    20,989     22,551    23,189
                                                              ========   ========   =======
Diluted weighted average common shares outstanding..........    24,526     23,907    23,653
                                                              ========   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               COMMON STOCK                                  TREASURY STOCK       ACCUMULATED
                                           --------------------   ADDITIONAL              --------------------       OTHER
                                           NUMBER OF   $.01 PAR    PAID-IN     RETAINED   NUMBER OF              COMPREHENSIVE
                                            SHARES      VALUE      CAPITAL     EARNINGS    SHARES       COST     INCOME (LOSS)
                                           ---------   --------   ----------   --------   ---------   --------   -------------
Balance, December 31, 1999...............   19,408       $194      $ 54,771    $24,434         --     $     --      $  (594)
  Issuance of common stock in public
    offering, net of issuance costs of
    approximately $65....................      626          6        22,653         --         --           --           --
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................    1,715         17        51,259         --         --           --           --
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       63          1         2,335         --         --           --           --
  Net income.............................       --         --            --     21,614         --           --           --
  Unrealized gain on marketable
    securities, net of tax provision.....       --         --            --         --         --           --          496
  Cumulative translation adjustment......       --         --            --         --         --           --         (258)
                                            ------       ----      --------    -------      -----     --------      -------
      Total comprehensive income.........
Balance, December 31, 2000...............   21,812        218       131,018     46,048         --           --         (356)
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................    1,146         11        23,092         --         --           --           --
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       95          1         1,933         --         --           --           --
  Net income.............................       --         --            --     18,117         --           --           --
  Unrealized gain on marketable
    securities, net of tax provision.....       --         --            --         --         --           --          214
  Cumulative translation adjustment......       --         --            --         --         --           --          102
                                            ------       ----      --------    -------      -----     --------      -------
      Total comprehensive income.........
Balance, December 31, 2001...............   23,053        230       156,043     64,165         --           --          (40)
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................      924          9        12,880         --         --           --           --
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       68          1         1,012         --         --           --           --
  Purchase of common stock...............       --         --            --         --      1,204      (20,085)          --
  Structured stock repurchase............       --         --        (2,000)        --         --           --           --
  Net income.............................       --         --            --        589         --           --           --
  Unrealized gain on marketable
    securities, net of tax provision.....       --         --            --         --         --           --        1,360
  Cumulative translation adjustment......       --         --            --         --         --           --         (296)
                                            ------       ----      --------    -------      -----     --------      -------
      Total comprehensive income.........
Balance, December 31, 2002...............   24,045       $240      $167,935    $64,754      1,204     $(20,085)     $ 1,024
                                            ------       ----      --------    -------      -----     --------      -------


                                               TOTAL
                                           STOCKHOLDERS'   COMPREHENSIVE
                                              EQUITY          INCOME
                                           -------------   -------------
Balance, December 31, 1999...............    $ 78,805
  Issuance of common stock in public
    offering, net of issuance costs of
    approximately $65....................      22,659
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................      51,276
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       2,336
  Net income.............................      21,614        $ 21,614
  Unrealized gain on marketable
    securities, net of tax provision.....         496             496
  Cumulative translation adjustment......        (258)           (258)
                                             --------        --------
      Total comprehensive income.........                    $ 21,852
                                                             ========
Balance, December 31, 2000...............     176,928
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................      23,103
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       1,934
  Net income.............................      18,117        $ 18,117
  Unrealized gain on marketable
    securities, net of tax provision.....         214             214
  Cumulative translation adjustment......         102             102
                                             --------        --------
      Total comprehensive income.........                    $ 18,433
                                                             ========
Balance, December 31, 2001...............     220,398
  Issuance of common stock under stock
    option plans, including tax
    benefit..............................      12,889
  Issuance of common stock under employee
    stock purchase plan, including tax
    benefit..............................       1,013
  Purchase of common stock...............     (20,085)
  Structured stock repurchase............      (2,000)
  Net income.............................         589        $    589
  Unrealized gain on marketable
    securities, net of tax provision.....       1,360           1,360
  Cumulative translation adjustment......        (296)           (296)
                                             --------        --------
      Total comprehensive income.........                    $  1,653
                                                             ========
Balance, December 31, 2002...............    $213,868
                                             --------

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        2001        2002
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  21,614   $  18,117   $     589
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................      7,944      11,094       8,406
    Write-downs of non-marketable investments (Note 7)......        950       3,217       4,118
    Non-cash gain on sale of Internet Adwatch(TM) (Note
     7).....................................................         --      (1,664)         --
    Loss on disposals of property and equipment.............        376         254          92
    Tax benefit from exercises of employee stock options....     31,787       8,618       2,618
    Deferred income taxes...................................    (18,194)     (2,416)     (2,243)
    Non-cash reorganization costs (Note 2)..................         --         471       3,629
    Increase in provision for doubtful accounts.............      1,246         885         246
    (Accretion) of discount/amortization of premium on
     marketable securities..................................       (178)         --       1,053
    Changes in assets and liabilities, net of
     acquisitions --
      Accounts receivable...................................    (13,817)     24,477       6,608
      Deferred commissions..................................     (3,023)      3,429         920
      Prepaid expenses and other current assets.............     (4,370)      3,893         (70)
      Accounts payable......................................      1,931      (1,978)     (1,194)
      Accrued expenses......................................      7,957       2,784      (1,476)
      Deferred revenue......................................     35,745     (42,510)    (17,735)
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     69,968      28,671       5,561
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash paid in acquisitions (Note 3)....................    (14,851)         --          --
  Purchases of property and equipment.......................    (18,044)    (10,046)     (1,031)
  Purchases of non-marketable investments (Note 7)..........     (6,681)     (4,681)     (4,775)
  (Increase) decrease in other assets.......................        (45)         42          61
  Purchases of marketable securities........................   (354,613)   (222,567)   (261,530)
  Proceeds from sales and maturities of marketable
    securities..............................................    282,021     194,250     266,324
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (112,213)    (43,002)       (951)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net proceeds from public offering of common stock.........     22,659          --          --
  Proceeds from issuance of common stock under stock option
    plans and employee stock purchase plan..................     21,825      16,419      11,284
  Repurchase of common stock................................         --          --     (20,085)
  Structured stock repurchase...............................         --          --      (2,000)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities...     44,484      16,419     (10,801)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        164        (189)        (77)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      2,403       1,899      (6,268)
Cash and cash equivalents, beginning of year................     13,445      15,848      17,747
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  15,848   $  17,747   $  11,479
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $      95   $     919   $   2,904
                                                              =========   =========   =========
On October 9, 2000, Forrester acquired FORIT GmbH, as
  follows --
  Fair value of assets acquired, excluding cash.............  $  15,877
  Cash paid for acquisition, net of cash acquired...........  $ (14,851)
                                                              ---------
  Liabilities assumed.......................................  $   1,026
                                                              =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     Forrester Research, Inc. ("Forrester") is a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Forrester and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

  FOREIGN CURRENCY

     The functional currencies of Forrester's wholly owned subsidiaries are their respective local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive (loss) income. Net gains and losses resulting from foreign exchange transactions are included in other income in the consolidated statements of income and were not significant during the periods presented.

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

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                              2000     2001     2002
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  20,989   22,551   23,189
Weighted average common equivalent shares..................   3,537    1,356      464
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  24,526   23,907   23,653
                                                             ======   ======   ======

     As of December 31, 2000, 2001 and 2002, approximately 442,000, 3,483,000 and 3,428,000 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

  REVENUE RECOGNITION

     Forrester generally invoices its core research, advisory, and other services when an order is received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Core research is recognized as revenue ratably over the term of the agreement. Advisory services are recognized during the period in which the services are performed. Revenue from events is recognized upon completion of the event.

                            FORRESTER RESEARCH, INC.

  DEFERRED COMMISSIONS

     Commissions incurred in acquiring new or renewal contracts are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying consolidated financial statements.

     If compensation cost for Forrester's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 2000, 2001 and 2002 would have been approximately as follows (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       2001      2002
                                                        --------   --------   -------
Net income as reported................................  $ 21,614   $ 18,117   $   589
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards..............................................   (12,996)   (16,030)   (8,546)
                                                        --------   --------   -------
Pro-forma net income (loss)...........................  $  8,618   $  2,087   $(7,957)
                                                        ========   ========   =======
Basic net income per share -- as reported.............  $   1.03   $   0.80   $  0.03
Basic net income (loss) loss per share -- pro-forma...  $   0.41   $   0.09   $ (0.34)
Diluted net income per share -- as reported...........  $   0.88   $   0.76   $  0.02
Diluted net income (loss) per share -- pro-forma......  $   0.35   $   0.09   $ (0.34)

     The assumptions underlying this computation can be seen in Note 11.

  DEPRECIATION AND AMORTIZATION

     Forrester provides for depreciation and amortization, computed using the straight-line method, over estimated useful lives of assets as follows:

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

  INTANGIBLE ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS SUBJECT TO AMORTIZATION

     Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

                            FORRESTER RESEARCH, INC.

  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income as of December 31, 2001 and 2002 are as follows (in thousands):

                                                              2001     2002
                                                              -----   ------
Unrealized gain on marketable securities, net of taxes......  $ 297   $1,657
Cumulative translation adjustment...........................   (337)    (633)
                                                              -----   ------
Total accumulated other comprehensive (loss) income.........  $ (40)  $1,024
                                                              =====   ======

  PRODUCT DEVELOPMENT

     All costs associated with the development of new products and services are expensed as incurred.

  CONCENTRATIONS OF CREDIT RISK

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

  CASH, CASH EQUIVALENTS, AND MARKETABLE INVESTMENTS

     Forrester considers all short-term, highly liquid investments with maturities of 90 days or less from the original date of purchase to be cash equivalents. Forrester accounts for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.

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

     Forrester does not use derivative financial instruments.

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

  RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

                            FORRESTER RESEARCH, INC.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under SFAS No. 146, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Forrester will apply the provisions of this standard to all restructuring activities initiated after January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Forrester will continue to account for stock-based compensation in accordance with APB No.
25. As such, Forrester does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations. Forrester adopted the disclosure-only provision of SFAS No. 148 as of December 31, 2002.

     In November 2002, the EITF issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003. Forrester is currently evaluating the impact, if any, of EITF 00-21 on Forrester's consolidated financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to our consolidated financial position or results of operations.

(2) REORGANIZATIONS

     On July 24, 2002, Forrester announced a reduction of its work force by approximately 21 positions in response to conditions and demands of the market. As a result, Forrester recorded a reorganization charge of approximately $2.6 million during the year ended December 31, 2002. Approximately 31% of the terminated employees were members of the sales force, while 41% and 28% held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off consisted primarily of computer equipment, software and furniture and fixtures related to vacated locations in connection with the reorganization.

                            FORRESTER RESEARCH, INC.

     Total costs related to the July 24, 2002 reorganization are as follows:

                                                                             ACCRUED AS OF
                                              TOTAL    NON-CASH     CASH     DECEMBER 31,
                                              CHARGE   CHARGES    PAYMENTS       2002
                                              ------   --------   --------   -------------
                                                             (IN THOUSANDS)
Workforce reduction.........................  $  908     $ --      $  857        $ 51
Facility consolidation and other related
  costs.....................................     889       --         228         661
Depreciable assets..........................     766      766          --          --
                                              ------     ----      ------        ----
Total.......................................  $2,563     $766      $1,085        $712
                                              ======     ====      ======        ====

     There have been no changes in estimates during the periods presented.

     The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                           ACCRUED AS OF
                                                                           DECEMBER 31,
                                               2003   2004   2005   2006       2002
                                               ----   ----   ----   ----   -------------
                                                            (IN THOUSANDS)
Workforce reduction..........................  $ 51   $ --   $ --   $--        $ 51
Facility consolidation and other related
  costs......................................   209    193    183    76         661
                                               ----   ----   ----   ---        ----
Total........................................  $260   $193   $183   $76        $712
                                               ====   ====   ====   ===        ====

     On January 10, 2002, Forrester announced a reduction of its work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, Forrester recorded an initial reorganization charge of approximately $9.3 million in the three months ended March 31, 2002. Approximately 39% of the terminated employees were members of the sales force, while 33% and 28% held research and administrative roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

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

                            FORRESTER RESEARCH, INC.

     Total costs related to the January 10, 2002 reorganization are as follows:

                                    TOTAL                                       ACCRUED AS OF
                                   INITIAL   SUBSEQUENT   NON-CASH     CASH     DECEMBER 31,
                                   CHARGE     REVISION    CHARGES    PAYMENTS       2002
                                   -------   ----------   --------   --------   -------------
                                                         (IN THOUSANDS)
Workforce reduction..............  $3,545       $(74)      $   --     $3,471       $   --
Facility consolidation and other
  related costs..................   2,934        502           --        598        2,838
Depreciable assets...............   2,772         91        2,863         --           --
                                   ------       ----       ------     ------       ------
Total............................  $9,251       $519       $2,863     $4,069       $2,838
                                   ======       ====       ======     ======       ======

     The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                               ACCRUED AS OF
                                                                               DECEMBER 31,
                                            2003     2004     2005     2006        2002
                                           ------   ------   ------   ------   -------------
                                                             (IN THOUSANDS)
Facility consolidation and other related
  costs..................................  $1,184   $1,011    $416     $227       $2,838

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

     The costs related to the July 12, 2001 reorganization are as follows:

                                                2001      2001       2001     ACCRUED AS OF
                                               TOTAL    NON-CASH     CASH     DECEMBER 31,
                                               CHARGE   CHARGES    PAYMENTS       2001
                                               ------   --------   --------   -------------
Workforce reduction..........................  $2,149     $ --      $2,045        $104
Facility consolidations and other related
  costs......................................     488       --         370         118
Depreciable assets...........................     471      471          --          --
                                               ------     ----      ------        ----
Total........................................  $3,108     $471      $2,415        $222
                                               ======     ====      ======        ====

                            FORRESTER RESEARCH, INC.

                                            ACCRUED AS OF     2002      2002     ACCRUED AS OF
                                            DECEMBER 31,      CASH     EXCESS    DECEMBER 31,
                                                2001        PAYMENTS   RESERVE       2002
                                            -------------   --------   -------   -------------
                                                              (IN THOUSANDS)
Workforce reduction.......................      $104          $49       $ 55         $  --
Facility consolidation and other related
  costs...................................       118           10        108            --
                                                ----          ---       ----         -----
Total.....................................      $222          $59       $163         $  --
                                                ====          ===       ====         =====

(3) ACQUISITIONS

     On October 15, 2000, Forrester acquired 100% of the outstanding shares of Forit, GmbH ("Forit") for $15.0 million in cash and the assumption of approximately $1.0 million in liabilities. Forit is a provider of technology research to companies primarily located in Germany, Switzerland, and Austria. The acquisition was accounted for under the purchase method, and accordingly, Forit's results of operations have been included within the consolidated results of Forrester since the date of acquisition. Forit's historical financial position and results of operations prior to the date of acquisition were not material to Forrester's financial position and results of operations.

     The purchase price was allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was approximately $15.6 million and was recorded as goodwill and other intangible assets, which was being amortized on a straight-line basis as follows (in thousands) prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

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

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. As a result of the adoption of SFAS No. 141 on January 1, 2002, Forrester reclassified approximately $82,000 of assembled workforce-related intangible assets into goodwill. The adoption of SFAS No. 141 did not have a material effect on Forrester's consolidated financial position or results of operations.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of whether there was an indication that goodwill in any reporting unit was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of the reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss existed. Forrester has selected November 30th as its date of performing the annual goodwill impairment test. Forrester obtained an independent appraisal as of November 30, 2002 and determined that no impairment of its goodwill had occurred.

                            FORRESTER RESEARCH, INC.

     Had the provisions of SFAS No. 142 been applied for the year ended December 31, 2000 and 2001, Forrester's net income and net income per share would have been as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              2000        2001       2002
                                                            ---------   ---------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                         DATA)
Reported net income.......................................   $21,614     $18,117     $ 589
Effect of SFAS No. 142, net of tax........................       114         455        --
                                                             -------     -------     -----
Adjusted net income.......................................   $21,728     $18,572     $ 589
                                                             =======     =======     =====
Reported basic net income per common share................   $  1.03     $  0.80     $0.03
Effect of SFAS No. 142, net of tax........................      0.01        0.02        --
                                                             -------     -------     -----
Adjusted basic net income per common share................   $  1.04     $  0.82     $0.03
                                                             =======     =======     =====
Reported diluted net income per common share..............   $  0.88     $  0.76     $0.02
Effect of SFAS No. 142, net of tax........................      0.01        0.02        --
                                                             -------     -------     -----
Adjusted diluted net income per common share..............   $  0.89     $  0.78     $0.01
                                                             =======     =======     =====

     A summary of Forrester's intangible assets as of December 31, 2002 and 2001 is as follows:

                                                                 DECEMBER 31, 2002
                                                         ----------------------------------
                                                          GROSS                      NET
                                                         CARRYING   ACCUMULATED    CARRYING
                                                          AMOUNT    AMORTIZATION    AMOUNT
                                                         --------   ------------   --------
                                                                   (IN THOUSANDS)
Amortizable intangible assets:
  Customer base........................................   $  900        $290         $610
  Research content.....................................      600         450          150
                                                          ------        ----         ----
     Total.............................................   $1,500        $740         $760
                                                          ======        ====         ====

                                                                 DECEMBER 31, 2001
                                                         ----------------------------------
                                                          GROSS                      NET
                                                         CARRYING   ACCUMULATED    CARRYING
                                                          AMOUNT    AMORTIZATION    AMOUNT
                                                         --------   ------------   --------
                                                                   (IN THOUSANDS)
Amortizable intangible assets:
  Customer base........................................   $  900        $160        $  740
  Research content.....................................      600         251           349
  Assembled workforce..................................      100          18            82
                                                          ------        ----        ------
     Total.............................................   $1,600        $429        $1,171
                                                          ======        ====        ======

                            FORRESTER RESEARCH, INC.

     Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $328,000 during the year ended December 31, 2002. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                                  AMOUNTS
                                                               (IN THOUSANDS)
                                                               --------------
Year ending December 31, 2003...............................        $279
Year ending December 31, 2004...............................         129
Year ending December 31, 2005...............................         129
Year ending December 31, 2006...............................         129
Year ending December 31, 2007...............................          94
                                                                    ----
Total.......................................................        $760
                                                                    ====

(5) CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company's available-for-sale securities at December 31, 2001 and 2002 consisted of investments in federal obligations, state and municipal obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. There were no held-to-maturity or trading securities at December 31, 2001 and 2002.

     The aggregate market value, amortized cost, unrealized gains and unrealized losses on available-for-sale marketable securities are as follows (in thousands):

                                                        AS OF DECEMBER 31, 2001
                                             ----------------------------------------------
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
                                             ========   ========       ====         ====

                                                        AS OF DECEMBER 31, 2002
                                             ----------------------------------------------
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                              VALUE       COST        GAINS        LOSSES
                                             --------   ---------   ----------   ----------
Federal agency obligations.................  $ 21,217   $ 21,155      $   62        $--
State and municipal bonds..................   114,260    112,994       1,269          3
Corporate obligations......................    47,675     47,346         384         55
                                             --------   --------      ------        ---
                                             $183,152   $181,495      $1,715        $58
                                             ========   ========      ======        ===

                            FORRESTER RESEARCH, INC.

     The following table summarizes the maturity periods of marketable securities as of December 31, 2002:

                                               LESS THAN   1 TO 2    3 TO 5
                                                1 YEAR      YEARS     YEARS     TOTAL
                                               ---------   -------   -------   --------
Federal agency obligations...................  $ 21,119    $    98   $    --   $ 21,217
State and municipal bonds....................    72,436     33,977     7,847    114,260
Corporate obligations........................    14,500     11,174    22,001     47,675
                                               --------    -------   -------   --------
                                               $108,055    $45,249   $29,848   $183,152
                                               ========    =======   =======   ========

     Gross realized losses on sales of marketable securities for the years ended December 31, 2000, 2001 and 2002, which were calculated based on specific identification, were approximately $34,000, $70,000 and $287,000, respectively.

(6) PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2002, property and equipment consisted of the following (in thousands):

                                                                2001       2002
                                                              --------   --------
Computers and equipment.....................................  $ 23,632   $ 18,017
Computer software...........................................     9,784      8,750
Furniture and fixtures......................................     3,436      3,447
Leasehold improvements......................................     7,391      6,715
                                                              --------   --------
  Total property and equipment..............................    44,243     36,929
Less accumulated depreciation and amortization..............   (22,985)   (26,255)
                                                              --------   --------
  Property and equipment, net...............................  $ 21,258   $ 10,674
                                                              ========   ========

(7) NON-MARKETABLE INVESTMENTS

     In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the year ended December 31, 2001 and 2002, Forrester contributed approximately $3.3 million and $5.0 million, respectively, to these limited liability investment funds, resulting in total cumulative contributions of approximately $12.3 million. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of December 31, 2002 was approximately $7.8 million. During the years ended December 31, 2001 and 2002, Forrester recorded impairments to these investments of approximately $901,000 and $2,383,000 which are included in the consolidated statements of income. During the year ended December 31, 2000, 2001 and 2002, fund management charges of approximately $161,000, $619,000 and $484,000, respectively, were included in other income (expense) in the consolidated statements of income. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses to its employees, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

     During the years ended December 31, 2000, December 31, 2001 and December 31, 2002, Forrester recognized revenues of approximately $71,000, $102,000 and $234,000, respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

                            FORRESTER RESEARCH, INC.

     In September 2001, Forrester sold its Internet AdWatch(TM) product to Evaliant Media Resources LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interest in Evaliant representing approximately a 8.3% ownership interest. Revenues related to the Internet AdWatch product were not material to Forrester's total revenues in any of the periods presented. This investment was being accounted for using the cost method and, accordingly, was being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. This transaction resulted in a net gain to Forrester of approximately $1.7 million during the quarter ended September 30, 2001, which was classified as other income in the consolidated statement of income. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000, which was included in the consolidated statement of income during the year ended December 31, 2002, reducing the carrying value to approximately $250,000. Substantially all of Evaliant's assets were sold in June 2002 resulting in no gain or loss on the transaction.

     In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In December 2001, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of $1,474,000 to impairments of non-marketable investments in the consolidated statement of income during the year ended December 31, 2002. As of December 31, 2002, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 2000, 2001 and 2002, Forrester expensed approximately $300,000, $1,030,000 and $931,000, respectively, to the cost of services and fulfillment related to services purchased from Doculabs.

     In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 to impairments of non-marketable investments in the consolidated statement of income. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 to impairments of non-marketable investments in the consolidated statement of income during the year ended December 31, 2002. As of December 31, 2002, Forrester determined that no further permanent impairment had occurred.

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

                            FORRESTER RESEARCH, INC.

     In December 2000, Forrester determined that its ownership interest in Greenfield had been impaired due to its decision not to participate in an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of approximately $1.0 million during the fiscal quarter ended December 31, 2000, which was included in other income in the consolidated statement of income. As of December 31, 2002, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 2000, 2001 and 2002, Forrester expensed approximately $399,000, $314,000 and $183,000, respectively, to the cost of services and fulfillment related to services purchased from Greenfield.

     In the aggregate, Forrester included impairment losses of $3,217,000 and $4,118,000 in the consolidated statements of income related to non-marketable investments and $619,000 and $484,000 (included in other income, net) related to fund management charges during the years ended December 31, 2001 and 2002, respectively. The aggregate carrying value of non-marketable investments included in other assets in the accompanying consolidated balance sheets as of December 31, 2001 and December 31, 2002 were $9,845,000 and $10,018,000, respectively.

(8) INCOME TAXES

     Forrester accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax base of assets and liabilities as well as operating loss carryforwards. Forrester measures deferred taxes based on enacted tax rates assumed to be in effect when these differences reverse.

     Income before income tax provision for the years ended December 31, 2000, 2001 and 2002 consists of the following (in thousands):

                                                             2000      2001     2002
                                                            -------   -------   -----
Domestic..................................................  $31,570   $22,760   $(581)
Foreign...................................................    2,467     4,282     859
                                                            -------   -------   -----
  Total...................................................  $34,037   $27,042   $ 278
                                                            =======   =======   =====

                            FORRESTER RESEARCH, INC.

     The components of the income tax provision (benefit) for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

                                                           2000      2001      2002
                                                          -------   -------   -------
Current --
  Federal...............................................  $11,031   $ 8,424   $(1,187)
  State.................................................    1,463     1,038        80
  Foreign...............................................      968     2,153       625
                                                          -------   -------   -------
                                                           13,462    11,615      (482)
                                                          -------   -------   -------
Deferred --
  Federal...............................................     (471)   (1,846)     (614)
  State.................................................     (139)     (158)     (330)
  Foreign...............................................     (429)     (686)     (416)
                                                          -------   -------   -------
                                                           (1,039)   (2,690)   (1,360)
                                                          -------   -------   -------
Less -- valuation allowance.............................       --        --     1,531
                                                          -------   -------   -------
     Income tax provision (benefit).....................  $12,423   $ 8,925   $  (311)
                                                          =======   =======   =======

     A reconciliation of the federal statutory rate to Forrester's effective tax rate for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                              2000   2001    2002
                                                              ----   ----   ------
Income tax provision at federal statutory rate..............  35.0%  35.0%    35.0%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   3.3    2.8      2.9
  Non-deductible expenses...................................   0.6    0.5     30.8
  Tax-exempt interest income................................  (3.1)  (5.8)  (679.1)
  Other, net................................................   0.7    0.5    (52.2)
  Change in valuation allowance.............................    --     --    550.7
                                                              ----   ----   ------
Effective income tax rate...................................  36.5%  33.0%  (111.9)%
                                                              ====   ====   ======

     The components of deferred income taxes as of December 31, 2001 and 2002 are as follows(in thousands):

                                                               2001      2002
                                                              -------   -------
Non-deductible reserves and accruals........................  $ 2,749   $ 5,057
Depreciation and amortization...............................      723     1,171
Deferred commissions........................................   (1,555)   (1,286)
Net operating loss and other carryforwards..................   17,470    18,219
                                                              -------   -------
Gross deferred tax asset....................................   19,387    23,161
Less -- Valuation allowance.................................       --    (1,531)
                                                              -------   -------
Net deferred tax asset......................................  $19,387   $21,630
                                                              =======   =======

     Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $42.8 million related to exercises of employee stock options. These net operating losses were recorded as a benefit to additional paid-in capital within stockholders' equity and will expire between the years 2015 and

                            FORRESTER RESEARCH, INC.

2022. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes.

     During the year ended December 31, 2002, Forrester recorded a valuation allowance of $1.5 million primarily related to net operating loss carryforwards in Germany. Forrester has not provided a valuation allowance for the remaining net deferred tax assets, primarily its federal net operating loss carryforwards, as management believes Forrester will have sufficient time to realize these assets during the twenty-year carryforward period.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester's future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

(9) COMMITMENTS

     Forrester leases its office space and certain office equipment under operating leases. At December 31, 2002, approximate future minimum rentals are as follows (in thousands):

2003........................................................  $ 8,842
2004........................................................    9,054
2005........................................................    9,054
2006........................................................    7,475
2007........................................................    3,007
Thereafter..................................................    4,691
                                                              -------
  Total minimum lease payments..............................  $42,123
                                                              =======

     Future minimum rentals have not been reduced by minimum sublease rentals to be received of $5,395 due in the future under subleases. These rentals are due as follows: $1,713 in 2003, $1,676 in 2004, $1,332 in 2005 and $674 in 2006.

     Aggregate rent expenses, net of sublease income, were approximately $6,428, $9,388 and $8,323 for the years ended December 31, 2000, December 31, 2001, and December 31, 2002, respectively.

(10) STOCKHOLDERS' EQUITY

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

  TREASURY STOCK

     In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased will be used, among other things, in connection with our employee

                            FORRESTER RESEARCH, INC.

stock option and purchase plans and for potential acquisitions. As of December 31, 2002, Forrester had repurchased 1,203,707 shares of common stock at an aggregate cost of $20.1 million.

     During the three months ended September 30, 2002, Forrester entered into a structured stock repurchase agreement giving it the right to acquire shares of Forrester common stock in exchange for an up-front net payment of $2.0 million. Upon expiration of the agreement in November 2002, Forrester received 143,542 shares of Forrester common stock. During the three months ended December 31, 2002, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Pursuant to the agreement, if Forrester's stock price is above $14.84 on the expiration date, Forrester will have the investment of $2.0 million returned with a premium. If Forrester's stock price is below $14.84 on the expiration date, Forrester will receive 144,291 shares of Forrester common stock. The $2.0 million up-front net payment is recorded in stockholders' equity as a reduction of additional paid-in capital in the accompanying consolidated balance as of December 31, 2002.

(11) STOCK OPTION PLANS

     In February 1996, Forrester adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which has been subsequently amended (the "Plan"). The Plan provides for the issuance of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to purchase up to 13,500,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over three to four years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as described in the Plan.

     In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), which provides for the issuance of options to purchase up to 300,000 shares of common stock. The Directors' Plan was amended in 2002 to increase the number of shares of common stock available for issuance under the Directors' Plan by 300,000 shares. The Directors' Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the Directors' Plan, each non-employee director shall be awarded options to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in three equal annual installments commencing on the date of grant. In addition, each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following Forrester's annual stockholders' meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. The Compensation Committee also has the authority under the Directors' Plan to grant options to non-employee directors in such amounts and on such terms as set forth in the Directors' Plan as it shall determine at the time of grant.

                            FORRESTER RESEARCH, INC.

     Stock option activity under the Plan and under the Directors' Plan from December 31, 1999, to December 31, 2002, was as follows (in thousands, except per share data):

                                                                             WEIGHTED AVERAGE
                                                 NUMBER     EXERCISE PRICE    EXERCISE PRICE
                                                OF SHARES     PER SHARE         PER SHARE
                                                ---------   --------------   ----------------
Outstanding at December 31, 1999..............    6,457      $ 0.81-33.88          13.28
Granted.......................................    1,763       24.64-75.50          34.80
Exercised.....................................   (1,715)       0.81-23.94          11.31
Forfeited.....................................     (227)       9.57-75.50          20.11
                                                 ------      ------------         ------
Outstanding at December 31, 2000..............    6,278        2.75-70.84          19.65
Granted.......................................    1,361       15.47-55.00          24.83
Exercised.....................................   (1,146)       2.75-34.16          12.81
Forfeited.....................................     (643)      11.69-70.84          29.09
                                                 ------      ------------         ------
Outstanding at December 31, 2001..............    5,850        2.75-70.84          21.17
Granted.......................................      930       12.77-20.16          16.44
Exercised.....................................     (924)       2.75-19.85          11.10
Forfeited.....................................   (1,652)      11.69-70.84          24.59
                                                 ------      ------------         ------
Outstanding at December 31, 2002..............    4,204      $2.75-$70.84         $20.99
                                                 ======      ============         ======
Exercisable at December 31, 2002..............    2,430      $2.75-$70.84         $20.25
                                                 ======      ============         ======
Exercisable at December 31, 2001..............    2,526      $2.75-$70.84         $18.18
                                                 ======      ============         ======
Exercisable at December 31, 2000..............    1,462      $2.75-$33.88         $13.45
                                                 ======      ============         ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (in thousands, except per share data):

                                  OPTIONS       WEIGHTED AVERAGE                          OPTIONS       WEIGHTED AVERAGE
                              OUTSTANDING AT    EXERCISE PRICE OF   WEIGHTED AVERAGE   EXERCISABLE AT   EXERCISE PRICE OF
                               DECEMBER 31,          OPTIONS           REMAINING        DECEMBER 31,         OPTIONS
                                   2002            OUTSTANDING      CONTRACTUAL LIFE        2002           EXERCISABLE
                              ---------------   -----------------   ----------------   --------------   -----------------
Range of exercise prices
$  2.75-6.50................          39             $ 4.11               3.36                39             $ 4.11
   9.57-11.50...............         147              10.06               4.79               147              10.06
  11.69-13.35...............         761              11.71               6.04               728              11.70
  13.94-16.10...............         176              15.22               7.91                82              15.09
  16.22-18.69...............         860              16.55               8.51               174              17.33
  18.75-21.59...............         519              20.04               6.85               386              20.24
  22.25-24.64...............         664              24.06               6.57               400              24.14
  25.16-27.68...............         565              25.26               8.00               153              25.25
  28.47-31.39...............         167              28.73               7.05               113              28.74
  33.50-39.03...............          66              35.31               7.17                55              35.39
  41.47-49.78...............          91              46.32               7.75                55              46.12
  52.67-70.84...............         149              59.00               7.55                96              59.21
                                   -----             ------               ----             -----             ------
                                   4,204             $20.99               7.15             2,430             $20.25
                                   =====             ======               ====             =====             ======

                            FORRESTER RESEARCH, INC.

     As of December 31, 2002, options available for future grant under the Plan and the Directors' Plan were approximately 4,011,000.

     As described in Note 1, Forrester uses APB No. 25 to account for equity grants and awards to employees. Accordingly, there is no compensation expense related to option grants reflected in the accompanying consolidated financial statements. Forrester has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in Note 1. The "fair value" of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

                                                           2000       2001       2002
                                                         --------   --------   --------
Risk-free interest rate................................      6.22%      4.09%      3.10%
Expected dividend yield................................        --         --         --
Expected lives.........................................   3 years    3 years    4 years
Expected volatility....................................        64%        71%        61%
Weighted average fair value............................  $  15.32   $  13.67   $   9.89

     In January 1998, Forrester's founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock. The options have an exercise price of $9.57 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000, and January 28, 2001. As of December 31, 2002, approximately 95,000 options remained outstanding, all of which were exercisable.

(12) EMPLOYEE PENSION PLANS

     Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester's pension contributions totaled approximately $813,000, $1,276,000 and $762,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(13) EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the issuance of up to 400,000 shares of common stock. The Stock Purchase Plan was amended in 2002 to increase the number of shares of common stock available for purchase under the Stock Purchase Plan by 500,000 shares. The Stock Purchase Plan is administered by the Compensation Committee. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day

                            FORRESTER RESEARCH, INC.

that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

                                                               SHARES     PURCHASE
PURCHASE PERIOD ENDED --                                      PURCHASED    PRICE
------------------------                                      ---------   --------
June 30, 2000...............................................   34,238      $27.94
December 31, 2000...........................................   28,575      $42.55
June 30, 2001...............................................   54,658      $19.20
December 31, 2001...........................................   40,580      $17.12
June 30, 2002...............................................   35,081      $16.49
December 31, 2002...........................................   32,585      $13.23

(14) OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING

     Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision-maker, or decision-making group, as defined under SFAS No. 131, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group is the Executive Team, consisting of the Chief Executive Officer and other executive officers. To date, Forrester has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Long-lived tangible assets by location as of December 31, 2001, and 2002 are as follows (in thousands):

                                                               2001      2002
                                                              -------   -------
United States...............................................  $27,075   $18,706
United Kingdom..............................................    1,687     1,064
Europe (excluding United Kingdom)...........................    2,504     1,021
                                                              -------   -------
                                                              $31,266   $20,791
                                                              =======   =======

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2000, December 31, 2001, and December 31, 2002 are as follows (dollars in thousands):

                                                          2000       2001      2002
                                                        --------   --------   -------
United States.........................................  $116,077   $112,349   $69,292
United Kingdom........................................    13,719     13,450     8,302
Europe (excluding United Kingdom).....................    12,671     17,288     9,508
Canada................................................     6,747      7,086     3,004
Other.................................................     7,933      8,947     6,830
                                                        --------   --------   -------
                                                        $157,147   $159,120   $96,936
                                                        ========   ========   =======
United States.........................................        74%        71%       71%
United Kingdom........................................         9          8         9
Europe (excluding United Kingdom).....................         8         11        10
Canada................................................         4          4         3
Other.................................................         5          6         7
                                                        --------   --------   -------
                                                             100%       100%      100%
                                                        ========   ========   =======

                            FORRESTER RESEARCH, INC.

(15) CERTAIN BALANCE SHEET ACCOUNTS

  ACCRUED EXPENSES:

     Accrued expenses as of December 31, 2001 and 2002 consist of the following (in thousands):

                                                               2001      2002
                                                              -------   -------
Payroll and related.........................................  $ 9,819   $ 9,472
Income taxes................................................    3,721     1,875
Other.......................................................    8,617     9,334
                                                              -------   -------
                                                              $22,157   $20,681
                                                              =======   =======

  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands):

                                                               2000     2001    2002
                                                              ------   ------   ----
Balance, beginning of period................................  $  580   $1,293   $966
  Provision for doubtful accounts...........................   1,246      885    246
  Additions arising from acquisitions (Note 3)..............      47       --     --
  Write-offs................................................    (580)  (1,212)  (375)
                                                              ------   ------   ----
Balance, end of period......................................  $1,293   $  966   $837
                                                              ======   ======   ====

(16) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2002 (in thousands, except per share data):

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2001        2001       2001        2001
                                                ---------   --------   ---------   --------
Revenues......................................   $43,645    $46,414     $34,410    $34,651
Income from operations........................   $ 5,904    $ 6,800     $ 2,105    $ 5,808
Net income....................................   $ 4,865    $ 5,682     $ 2,677    $ 4,893
Basic net income per common share.............   $  0.22    $  0.25     $  0.12    $  0.21
Diluted net income per common share...........   $  0.20    $  0.24     $  0.11    $  0.21

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2002        2002       2002        2002
                                                ---------   --------   ---------   --------
Revenues......................................   $26,056    $25,433     $21,938    $23,509
Income from operations........................   $(5,959)   $ 2,861     $  (696)   $ 2,651
Net income....................................   $(6,115)   $ 3,547     $  (307)   $ 3,464
Basic net income per common share.............   $ (0.26)   $  0.15     $ (0.01)   $  0.15
Diluted net income per common share...........   $ (0.26)   $  0.15     $ (0.01)   $  0.15

                            FORRESTER RESEARCH, INC.

(17) SUBSEQUENT EVENT

     On January 20, 2003, Forrester entered into an Agreement and Plan of Merger with Giga Information Group, Inc. ("Giga") to acquire Giga, a global technology advisory firm. Pursuant to the agreement, Forrester commenced a tender offer for all of the outstanding shares of common stock of Giga at a price of $4.75 per share in cash. The tender offer expired at 12:00 midnight, New York City time on February 24, 2003. 10,336,913 shares of Giga common stock were tendered in the offer, representing approximately 93% of the outstanding common stock of Giga as of February 24, 2003. Forrester will acquire the remaining shares of outstanding common stock in a second-step merger in which all remaining Giga stockholders who did not tender their shares in the tender offer (and who do not exercise statutory appraisal rights) will receive the same $4.75 per share in cash paid in the tender offer.

                                 EXHIBIT INDEX

      EXHIBIT NO.          DESCRIPTION
      -----------          -----------
        2.1(1)             Stock Purchase Agreement dated as of November 15, 1999 among
                           Forrester Research, Inc., William Reeve and Neil Bradford.
        2.2(7)             Agreement and Plan of Merger dated as of January 20, 2003
                           between Forrester Research, Inc., Whitcomb Acquisition Corp.
                           and Giga Information Group, Inc.
        3.1(3)             Restated Certificate of Incorporation of Forrester.
        3.2(5)             Certificate of Amendment of the Certificate of Incorporation
                           of Forrester.
        3.3(3)             Bylaws of the Company, as amended.
        4(3)               Specimen Certificate for shares of Common Stock, $.01 par
                           value, of Forrester.
       10.1+(3)            Registration Rights and Non-Competition Agreement.
       10.2+(3)            Tax Indemnification Agreement dated November 25, 1996.
       10.3+(3)            1996 Amended and Restated Equity Incentive Plan, as amended.
       10.4+(3)            1996 Employee Stock Purchase Plan, as amended.
       10.5+(6)            1996 Amended and Restated Stock Option Plan for Non-Employee
                           Directors.
       10.10(4)            Lease dated May 6, 1999 between Technology Square LLC and
                           the Company for the premises located at 400 Technology
                           Square, Cambridge, Massachusetts.
       10.11(5)            Registration Rights Agreement.
       10.12(5)            Indemnification Agreement.
       16(8)               Letter dated April 5, 2002 from Arthur Andersen LLP to the
                           Securities and Exchange Commission.
       21(2)               Subsidiaries of the Registrant.
       23.1(2)             Consent of Deloitte and Touche LLP.
       23.2(2)             Information regarding Consent of Arthur Andersen LLP.
       99.1(2)             Certification of the Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
       99.2(2)             Certification of the Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 +  Denotes management contract or compensation arrangements.

(1) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on November 30, 1999 (File No. 000-21433) and incorporated by reference herein.

(2) Filed herewith.

(3) Filed as an Exhibit to Forrester's Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(4) Filed as an Exhibit to Forrester's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21433) and incorporated by reference herein.

(5) Filed as an Exhibit to Forrester's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(6) Filed as an Exhibit to Forrester's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(8) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on April 5, 2002 (File No. 000-21433) and incorporated herein by reference.