Form 10-Q
period 2003-03-31
FORRESTER RESEARCH INC
filed 2003-05-12
CIK 1023313

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes [X]  No [ ]

As of May 8, 2003, 22,487,852 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                                                                             PAGE
                                                                                                                             ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                                              3

           Consolidated Statements of Income for the Three Month Periods Ended March 31, 2003 and 2002                         4

           Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002                     5

           Notes to Consolidated Financial Statements                                                                          6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                              12

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                                         16

ITEM 4.    Controls and Procedures                                                                                            17

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                                  18

ITEM 2.    Changes in Securities and Use of Proceeds                                                                          18

ITEM 3.    Defaults Upon Senior Securities                                                                                    18

ITEM 4.    Submission of Matters to a Vote of Security-Holders                                                                18

ITEM 5.    Other Information                                                                                                  18

ITEM 6.    Exhibits and Reports on Form 8-K                                                                                   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                   2003              2002
                                                                                                 ---------        -----------
                                                                                                (UNAUDITED)
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                                    $  23,916         $  11,479
    Marketable securities                                                                          116,708           183,152
    Accounts receivable, net                                                                        22,624            17,791
    Deferred commissions                                                                             4,732             3,524
    Prepaid expenses and other current assets                                                        8,144             5,902
                                                                                                 ---------         ---------
          Total current assets                                                                     176,124           221,848

Long-term assets:
    Property and equipment, net                                                                     12,002            10,674
    Goodwill                                                                                        69,251            13,244
    Intangible assets, net                                                                          19,320               760
    Deferred income taxes                                                                           20,902            21,630
    Non-marketable investments and other assets                                                     12,313            10,117
                                                                                                 ---------         ---------

          Total long-term assets                                                                   133,788            56,425
                                                                                                 ---------         ---------

          Total assets                                                                           $ 309,912         $ 278,273
                                                                                                 =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                             $   2,299         $   1,601
    Accrued expenses                                                                                29,384            20,681
    Capital lease obligations                                                                          208                --
    Deferred revenue                                                                                67,392            42,123
                                                                                                 ---------         ---------

          Total current liabilities                                                                 99,283            64,405
                                                                                                 ---------         ---------

Stockholders' equity:
    Preferred stock, $.01 par value
       Authorized-- 500 shares
       Issued and outstanding-- none
    Common stock, $.01 par value
       Authorized -- 125,000 shares
       Issued -- 24,091 and 24,045 shares as of March 31, 2003 and December 31,
         2002, respectively
       Outstanding-- 22,501 and 22,841 shares as of March 31, 2003 and December 31, 2002,
         respectively                                                                                  241               240
    Additional paid-in capital                                                                     168,538           167,935
    Retained earnings                                                                               66,531            64,754
    Treasury stock, at cost-- 1,590 and 1,204 shares as of March 31, 2003 and December
       31, 2002, respectively                                                                      (25,330)          (20,085)
    Accumulated other comprehensive income                                                             649             1,024
                                                                                                 ---------         ---------

          Total stockholders' equity                                                               210,629           213,868
                                                                                                 ---------         ---------

          Total liabilities and stockholders' equity                                             $ 309,912         $ 278,273
                                                                                                 =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             2003             2002
                                                           --------         --------
                                                                  (UNAUDITED)
Revenues:
     Research services                                     $ 18,821         $ 19,810
     Advisory services and other                              5,976            6,246
                                                           --------         --------
          Total revenues                                     24,797           26,056
                                                           --------         --------

Operating expenses:
     Cost of services and fulfillment                         9,525            8,981
     Selling and marketing                                    8,067            8,472
     General and administrative                               3,308            3,326
     Depreciation                                             1,693            2,066
     Amortization of intangible assets                          924               82
     Reorganization costs                                        --            9,088
                                                           --------         --------
          Total operating expenses                           23,517           32,015
                                                           --------         --------

          Income (loss) from operations                       1,280           (5,959)

Other income (expense):
     Other income, net                                        1,595            1,560
     Impairments of non-marketable investments                 (300)          (2,248)
                                                           --------         --------
          Income (loss) before income tax provision
             (benefit)                                        2,575           (6,647)

Income tax provision (benefit)                                  798             (532)
                                                           --------         --------

          Net income (loss)                                $  1,777         $ (6,115)
                                                           ========         ========

Basic net income (loss) per common share                   $   0.08         $  (0.26)
                                                           ========         ========

Diluted net income (loss) per common share                 $   0.08         $  (0.26)
                                                           ========         ========

Basic weighted average common shares outstanding             22,739           23,146
                                                           ========         ========

Diluted weighted average common shares outstanding           22,920           23,146
                                                           ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     ---------------------------
                                                                                                       2003              2002
                                                                                                     ---------         ---------
                                                                                                             (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                                                $   1,777         $  (6,115)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities--
        Depreciation                                                                                     1,693             2,066
        Amortization of intangible assets                                                                  924                82
        Impairments of non-marketable investments                                                          300             2,248
        Loss on disposals of property and equipment                                                         --                92
        Tax benefit from exercises of employee stock options                                                81                --
        Deferred income taxes                                                                              728              (532)
        Non-cash reorganization costs                                                                       --             2,772
        Realized gain on sale of marketable securities                                                    (509)               --
        Amortization of premium on marketable securities                                                   207               158
        Changes in assets and liabilities, net of acquisition--
            Accounts receivable                                                                          5,803             9,579
            Deferred commissions                                                                           192               621
            Prepaid expenses and other current assets                                                     (169)             (740)
            Accounts payable                                                                              (807)             (611)
            Accrued expenses                                                                            (5,657)           (1,291)
            Deferred revenue                                                                              (925)           (6,519)
                                                                                                     ---------         ---------

               Net cash provided by operating activities                                                 3,638             1,810
                                                                                                     ---------         ---------

Cash flows from investing activities:
    Acquisition of Giga Information Group, Inc., net of cash acquired                                  (51,549)               --
    Purchases of property and equipment                                                                    (69)             (244)
    Purchases of non-marketable investments                                                             (1,250)           (1,675)
    Decrease in other assets                                                                               123               139
    Purchases of marketable securities                                                                 (77,884)          (21,782)
    Proceeds from sales and maturities of marketable securities                                        144,196            18,202
                                                                                                     ---------         ---------

               Net cash provided by (used in) investing activities                                      13,567            (5,360)
                                                                                                     ---------         ---------

Cash flows from financing activities:
    Proceeds from exercises of employee stock options                                                      523             2,421
    Acquisition of treasury stock                                                                       (3,245)           (3,547)
    Structured stock repurchase                                                                         (2,000)               --
                                                                                                     ---------         ---------

               Net cash used in financing activities                                                    (4,722)           (1,126)

Effect of exchange rate changes on cash and cash equivalents                                               (46)               23
                                                                                                     ---------         ---------

Net increase (decrease) in cash and cash equivalents                                                    12,437            (4,653)

Cash and cash equivalents, beginning of period                                                          11,479            17,747
                                                                                                     ---------         ---------

Cash and cash equivalents, end of period                                                             $  23,916         $  13,094
                                                                                                     =========         =========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                                       $     605         $   1,804
                                                                                                     ---------         ---------
On February 28, 2003, Forrester acquired Giga Information Group, Inc. as follows--
    Fair value of assets acquired                                                                    $  99,027         $      --
    Purchase price                                                                                     (62,477)               --
                                                                                                     ---------         ---------
    Liabilities assumed                                                                              $  36,550         $      --
                                                                                                     =========         =========

The accompanying notes are an integral part of these consolidated financial statements

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the period ended March 31, 2003 may not be indicative of the results that may be expected for the year ended December 31, 2003, or any other period. Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion ("APB") No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.

If compensation cost for Forrester's stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three months ended March 31, 2003 and 2002 would have been approximately as follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             -----------------------
                                                              2003            2002
                                                             -------         -------
                                                                  (IN THOUSANDS)
Net income (loss) as reported                                $ 1,777         $(6,115)
Less: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards                                                     (1,130)         (1,828)
                                                             -------         -------
Pro-forma net income (loss)                                  $   647         $(7,943)
                                                             =======         =======

Basic and diluted net income (loss)  per share - as
   reported                                                  $  0.08         $ (0.26)
                                                             -------         -------
Basic and diluted net income (loss)  per share - pro
   forma                                                     $  0.03         $ (0.34)
                                                             =======         =======

Income Taxes

Forrester provides for income taxes on an interim basis according to management's estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 - ACQUISITION OF GIGA

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,477,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $56,056,000 was paid in March 2003; $947,000 of estimated direct acquisition costs of which $744,000 were paid during the three months ended March 31, 2003; and $1,183,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $51,000 was paid during the three months ended March 31, 2003. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed at the date of acquisition. Forrester is in the process of determining whether electing to treat this transaction as an asset purchase for tax purposes would be beneficial; accordingly, the allocation of the purchase price is subject to refinement, and the deductibility of the acquired intangibles for tax purposes is unknown as of March 31, 2003. The allocation of the purchase price is expected to be completed during the three month period ended June 30, 2003.

                                                             FEBRUARY 28,
                                                                 2003
                                                            --------------
                                                            (IN THOUSANDS)
    Assets
           Cash                                                $ 5,302
           Accounts receivable                                  10,458
           Prepaid expenses and other current assets             3,457
           Property and equipment, net                           2,952
           Goodwill                                             56,007
           Intangible assets                                    19,484
           Non-marketable investments and other assets           1,367
                                                               -------

            Total assets                                       $99,027
                                                               -------
    Liabilities
           Accounts payable                                    $ 1,485
           Accrued expenses                                      8,672
           Capital lease obligations                               208
           Deferred revenue                                     26,185
                                                               -------

           Total liabilities                                   $36,550
                                                               -------

           Net assets acquired                                 $62,477
                                                               =======

The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

                                     ASSIGNED        USEFUL
                                       VALUE          LIFE
                                      -------        -------
                                         (IN THOUSANDS)
    Amortized intangible assets
        Customer relationships        $17,071        5 years
        Research content                1,844        1 year
        Registered trademarks             570        1 year
                                      -------
           Subtotal                   $19,484
                                      =======

Amortization expense during the three months ended March 31, 2003 related to the intangible assets acquired from Giga was $842,000.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2002.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                            ------------------------------------
                                                 2003                 2002
                                            ---------------     ----------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                        $34,310             $ 41,745
Income (loss) from operations                   $   837             $ (7,279)
Net income (loss)                               $   995             $ (4,754)
Basic net income (loss)  per common share       $  0.04             $  (0.21)
Diluted net income (loss) per common share      $  0.04             $  (0.21)

NOTE 3 - INTANGIBLE ASSETS

A summary of Forrester's amortizable intangible assets as of March 31, 2003 is as follows:

                                  GROSS CARRYING    ACCUMULATED         NET
                                      AMOUNT       AMORTIZATION   CARRYING AMOUNT
                                  --------------   ------------   ---------------
                                                  (IN THOUSANDS)
Amortized intangible assets:
        Customer relationships        $17,971         $   963         $17,008
        Research content                2,444             654           1,790
        Registered trademarks             570              47             522
                                      -------         -------         -------
           Subtotal                   $20,984         $ 1,664         $19,320
                                      =======         =======         =======

Amortization expense related to identifiable intangible assets was approximately $924,000 and $82,000 during the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                       AMOUNTS
                                                    (IN THOUSANDS)
                                                    --------------
Remaining nine months ending December 31, 2003         $ 7,775
Year ending December 31, 2004                            5,541
Year ending December 31, 2005                            2,998
Year ending December 31, 2006                            1,785
Year ending December 31, 2007                            1,074
Year ending December 31, 2008                              147
                                                       -------
Total                                                  $19,320
                                                       =======

NOTE 4 - REORGANIZATIONS

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

The costs related to the July 24, 2002 reorganization which were paid during the three months ended March 31, 2003 are as follows:

                                   ACCRUED AS OF            ACCRUED AS OF
                                    DECEMBER 31,    CASH      MARCH 31,
                                        2002      PAYMENTS      2003
                                   -------------  --------  -------------
                                                  (IN THOUSANDS)
Workforce reduction                     $ 51        $ 51        $ --
Facility consolidation and other
   related costs                         661          60         601
                                        ----        ----        ----

Total                                   $712        $111        $601
                                        ====        ====        ====

The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                                           ACCRUED AS OF
                                             2003        2004        2005        2006      MARCH 31, 2003
                                             ----        ----        ----        -----     --------------
                                                                 (IN THOUSANDS)
Facility consolidation and other
   related costs                             $149        $193        $183        $ 76           $601

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

Total costs related to the January 10, 2002 reorganization are as follows:

                                     TOTAL
                                    INITIAL   SUBSEQUENT  NON-CASH        CASH        ACCRUED AS OF         CASH     ACCRUED AS OF
                                     CHARGE    REVISION    CHARGES      PAYMENTS    DECEMBER 31, 2002     PAYMENTS   MARCH 31, 2003
                                    ------    ----------  --------      --------  ---------------------   --------   --------------
                                                                             (IN THOUSANDS)
Workforce reduction                 $3,545      $  (74)    $   --        $3,471          $   --            $   --       $    --
Facility consolidation and other
   related costs                     2,934         502         --           598           2,838               430         2,408
Depreciable assets                   2,772          91      2,863            --              --                --            --
                                    ------      ------     ------        ------          ------            ------       -------

Total                               $9,251      $  519     $2,863        $4,069          $2,838            $  430       $ 2,408
                                    ======      ======     ======        ======          ======            ======       =======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                                              ACCRUED AS OF
                                         2003          2004          2005          2006       MARCH 31, 2003
                                        ------        ------        ------        ------      --------------
                                                                (IN THOUSANDS)
Facility consolidation and other
   related costs                        $  754        $1,011        $  416        $  227         $2,408

On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy and recorded a reorganization charge of approximately $3.1 million in the three months ended September 30, 2001. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization. During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

NOTE 5 - NET INCOME PER COMMON SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2002 were computed by dividing net loss by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2003 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                         2003          2002
                                                        ------        ------
                                                           (IN THOUSANDS)
Basic weighted average common shares outstanding        22,739        23,146
Weighted average common equivalent shares                  181            --
                                                        ------        ------

Diluted weighted average shares outstanding             22,920        23,146
                                                        ======        ======

During the three-month periods ended March 31, 2003 and 2002, approximately 3,065,000 and 3,244,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002 are as follows:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------
                                                              (IN THOUSANDS)
Unrealized gain on marketable securities, net of taxes      $   (434)   $   (742)
Cumulative translation adjustment                                 59         105
                                                            --------    --------
Total other comprehensive loss                              $   (375)   $   (637)
Reported net income (loss)                                     1,777      (6,115)
                                                            --------    --------
Total comprehensive income (loss)                           $  1,402    $ (6,752)
                                                            ========    ========

NOTE 7 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the three months ended March 31, 2002 and 2003, Forrester contributed approximately $1.7 million and $1.3 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $13.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of March 31, 2003 was approximately $8.6 million. During the three months ended March 31, 2002 and 2003, Forrester recorded impairments to these investments of approximately $784,000 and $300,000, respectively, which are included in the consolidated statements of income, increasing the total cumulative impairments recorded to approximately $3.6 million as of March 31, 2003. During the three months ended March 31, 2002 and 2003, fund management charges of approximately $121,000 were included in other income (expense) in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $1.3 million. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

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

As part of the acquisition of Giga discussed in Note 2, Forrester acquired an equity investment in GigaGroup S.A. GigaGroup S.A. was created in 2000 through the spin-off of Giga's French subsidiary, and holds an exclusive agreement to distribute all Giga research and services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. In November 2002, GigaGroup S.A. acquired CXP International, a provider of IT advisory services in France. As a result, Giga owned 11.4% of the combined enterprise. The fair value of the equity investment acquired as a result of the acquisition of Giga was valued at approximately $1.2 million. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated.

In September 2001, Forrester sold its Internet AdWatch product to Evaliant Media Resources, LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interests in Evaliant representing approximately an 8% ownership interest. The investment in Evaliant was accounted for using the cost method and, accordingly, was valued at cost unless an impairment in its value that is other than temporary occurred or the investment was liquidated. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000, which was included in the consolidated statement of income during the three months ended March 31, 2002, reducing the carrying value to approximately $250,000. Substantially all of Evaliant's assets were sold in June 2002 resulting in no gain or loss to Forrester on the transaction.

NOTE 8 - STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. During the three months ended March 31, 2003, Forrester repurchased 242,135 shares of common stock at an aggregate cost of approximately $3.2 million.

During the three months ended December 31, 2002, Forrester entered into a structured stock repurchase agreement giving it the right to acquire shares of Forrester common stock in exchange for an up-front net payment of $2.0 million which was recorded in stockholders equity as a reduction of additional paid in capital as of December 31, 2002. Upon expiration of the agreement in February 2003, Forrester received 144,291 shares of Forrester common stock and reclassified the up-front net payment from additional paid-in capital to treasury stock.

During the three months ended March 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million expiring in June 2003. Pursuant to the agreement, if Forrester's stock price is above $12.47 on the expiration date, Forrester will have the investment of $2.0 million returned with a premium. If Forrester's stock price is below $12.47 on the expiration date, Forrester will receive approximately 169,000 shares of Forrester common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

NOTE 9 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following four operating groups ("Operating Groups"): (i) North America, (ii) Europe, (iii) Global, and (iv) Asia, Middle East, Africa, and Latin America ("Asia, MEA, and Latin America"). The operations of Giga are currently being assimilated into these existing Operating Groups. All of the Operating Groups generate revenues through sales of the same core research, strategic services, and events offerings. Each of the Operating Groups for North America, Europe, and Asia, MEA, and Latin America is comprised of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. The Global Operating Group is comprised of a sales force responsible for Forrester's largest clients, and its research staff focuses on topics of more universal appeal. Because the four Operating Groups have similar economic characteristics, production processes, and class of client, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester's financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three months ended March 31, 2003 and 2002 represent the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         ----------------------
                                          2003           2002
                                         -------        -------
                                             (IN THOUSANDS)
United States                            $17,915        $18,671
United Kingdom                             2,035          2,374
Europe (excluding United Kingdom)          2,305          2,407
Canada                                       925            788
Other                                      1,617          1,816
                                         -------        -------
                                         $24,797        $26,056
                                         =======        =======

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                        ------------------
                                         2003        2002
                                        ------      ------
United States                             72%         72%
United Kingdom                             8           9
Europe (excluding United Kingdom)          9           9
Canada                                     4           3
Other                                      7           7
                                         ---         ---
                                         100%        100%
                                         ===         ===

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables are allocated among the separate units based on their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003. Forrester is currently evaluating the impact, if any, of EITF 00-21 on Forrester's consolidated financial position and results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to Forrester's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our ability to successfully integrate Giga into our operations, the ability to attract and retain qualified professional staff, fluctuations in our quarterly operating results, a decline in renewals for our membership-based core research, loss of key management, failure to anticipate and respond to market trends, our ability to develop and offer new products and services, and competition. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which has been filed with the SEC. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and its Subsidiaries.

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

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. Giga provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that are designed to maximize technology investments and achieve business results. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003.

As a combined entity, we continue to derive revenues from memberships to our research services, from our advisory services, and from our events and conferences. We offer contracts for our products and services that are typically renewable annually and payable in advance. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Research revenues are recognized ratably over the term of the contract. Accordingly, a substantial portion of our billings is recorded as deferred revenues. Our advisory services clients purchase such services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and recognized as revenue when performed. Event billings are also initially recorded as deferred revenue and are recognized upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.

Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Depreciation expense represents the depreciation of our fixed assets over their estimated useful lives. Amortization of intangible assets represents amortization of our identifiable intangible assets acquired from our acquisitions.

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased approximately 38% to $124.1 million as of March 31, 2003 from $90.1 million as of March 31, 2002 and increased approximately 51% from $78.1 million as of December 31, 2002. The increase in agreement value is attributable to the acquisition of Giga in February 2003 which accounted for $55.2 million of agreement value as of March 31, 2003. No clients accounted for more than 2% of agreement value at March 31, 2003 or March 31, 2002. In past years, a substantial portion of our client companies renewed expiring contracts. Approximately 62% of Forrester client companies with memberships expiring during the twelve months ended March 31, 2003 renewed one or more memberships for our products and services, compared with 50% of client companies with memberships expiring during the twelve months ended March 31, 2002. The acquisition of Giga accounted for 3% of the increase in renewal rates. Renewal rates are not necessarily indicative of the rate of future retention of our revenue base.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, and goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our December 31, 2002 Annual Report on Form 10-K, previously filed with the SEC.

- REVENUE RECOGNITION. We generally invoice our research services, advisory services, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Research services are generally recorded as revenue ratably over the term of the agreement. Advisory services and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of March 31, 2003, deferred revenues and deferred commissions totaled $67.4 million and $4.7 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.4 million as of March 31, 2003. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $12.1 million as of March 31, 2003. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We recorded impairment charges that totaled approximately $300,000 and $2.2 million during the three months ended March 31, 2003 and March 31, 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL. We have goodwill related to our European operations and our acquisition of Giga that totaled approximately $69.3 million as of March 31, 2003, prior to the final allocation of purchase price from the Giga acquisition. Forrester is in the process of determining whether electing to treat this transaction as an asset purchase for tax purposes would be beneficial; accordingly, the allocation of the purchase price is subject to refinement and the deductibility of the acquired intangibles for tax purposes is unknown as of March 31, 2003. The allocation of the purchase price is expected to be completed during the three month period ended June 30, 2003. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. We have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2003, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards that totaled approximately $20.9 million as of March 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester's future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2003       2002
                                                      -------    -------
Research services                                         76%      76%
Advisory services and other                               24       24
                                                        ----     ----
Total revenues                                           100      100

Cost of services and fulfillment                          38       34
Selling and marketing                                     33       33
General and administrative                                13       13
Depreciation                                               7        8
Amortization of intangible assets                          4       --
Reorganization costs                                      --       35
                                                        ----     ----

Income (loss)  from operations                             5      (23)

Other income, net                                          6        6
Impairments of non-marketable investments                 (1)      (8)
                                                        ----     ----

Income (loss) before income tax provision (benefit)       10      (25)
Income tax provision (benefit)                             3       (2)
                                                        ----     ----

Net income (loss)                                          7%     (23)%
                                                        ====     ====

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUES. Total revenues decreased 5% to $24.8 million in the three months ended March 31, 2003 from $26.0 million in the three months ended March 31, 2002. The acquisition of Giga closed on February 28, 2003 and, as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003 resulting in additional total revenues of $5.4 million in March 2003.

Revenues from research services decreased 5% to $18.8 million in the three months ended March 31, 2003 from $19.8 million in the three months ended March 31, 2002 and comprised 76% of total revenues during each respective three-month period then ended. Decreases in total revenues and revenues from research services were primarily attributable to lower agreement value (without taking into account the increase in agreement value due to the Giga acquisition) and fewer client companies compared to the same three-month period in 2002. The lower agreement value (without taking into account the increase in agreement value due to the Giga acquisition) is primarily the result of a more difficult economic environment. No single client company accounted for more than 2% of revenues during the three months ended March 31, 2003 or 2002.

Advisory services and other revenues decreased 4% to $6.0 million in the three months ended March 31, 2003 from $6.2 million in the three months ended March 31, 2002. During the three months ended March 31, 2003, we held one Forrester Forum, one Forrester Summit and two Giga events as compared to one Forrester Forum and two Forrester Summit's held during the three months ended March 31, 2002. The decrease in advisory services and other revenues is primarily attributable to lower attendance at events held during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Revenues attributable to customers outside the United States decreased 7% to $6.9 million in the three months ended March 31, 2003 from $7.4 million in the three months ended March 31, 2002. During March 2003, Giga's revenues attributable to customers outside the United States were $1.6 million. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 28% for both the three months ended March 31, 2003 and 2002. The decrease in international revenues in dollars is primarily attributable to a decline in revenues from research services resulting from the more difficult economic environment. We invoice our international clients in U.S. dollars, British pounds sterling, and the euro. The effect of changes in currency exchange rates has historically not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 38% in the three months ended March 31, 2003 from 34% in the three months ended March 31, 2002. These expenses increased 6% to $9.5 million in the three months ended March 31, 2003 from $9.0 million in the three months ended March 31, 2002. The increase in expense and expense as a percentage of revenues was primarily attributable to the increase in headcount in our research organization as a result of the acquisition of Giga from 121 at March 31, 2002 to 202 at March 31, 2003. The acquisition of Giga resulted in an additional 91 research personnel.

SELLING AND MARKETING. Selling and marketing expenses remained constant as a percentage of total revenues at 33% during the three months ended March 31, 2003 and March 31, 2002. These expenses decreased 5% to $8.1 million in the three months ended March 31, 2003 from $8.5 million in the three months ended March 31, 2002. The decrease in expenses was principally due to a decrease in compensation expenses for selling and marketing personnel as a result of the decrease in Forrester's stand-alone sales and marketing headcount from 152 at March 31, 2002 to 140 at March 31, 2003. This decrease was partially offset by an increase in compensation expense in March 2003 related to 89 selling and marketing personnel acquired as a result of the acquisition of Giga.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant as a percentage of total revenues at 13% in the three months ended March 31, 2003 and March 31, 2002. These expenses decreased 1% during the three months ended March 31, 2003 in comparison to the three months ended March 31, 2002. The decrease in expenses was principally due to a decrease in compensation expenses for general and administrative personnel as a result of the workforce reduction in July 2002 in Forrester's stand-alone general and administrative headcount from 91 at March 31, 2002 to 67 at March 31, 2003. This decrease in expenses is partially offset by an increase in compensation expense in March 2003 related to the addition of 30 general and administrative personnel acquired as a result of the acquisition of Giga.

DEPRECIATION. Depreciation expense decreased 18% to $1.7 million in the three months ended March 31, 2003 from $2.1 million in the three months ended March 31, 2002. The decrease in these expenses was principally due to continued lower capital expenditures as well as the write-off of certain depreciable assets in connection with the workforce reorganizations in July 2002 partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $924,000 in the three months ended March 31, 2003 from $82,000 in the three months ended March 31, 2002. This increase in amortization expense is a result of the amortization of intangible assets from the acquisition of Giga.

OTHER INCOME. Other income, consisting primarily of interest income, remained consistent at $1.6 million during the three months ended March 31, 2003 and 2002. The consistency is principally due to realized gains on sales of marketable securities of $509,000 partially offset by declines in interest income from marketable securities due to lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in charges of $300,000 during the three months ended March 31, 2003 compared to $2.2 million during the three months ended March 31, 2002.

PROVISION FOR INCOME TAXES. During the three months ended March 31, 2003, we recorded an income tax provision of $798,000 reflecting an effective tax rate of 31.0%. During the three months ended March 31, 2002, we recorded a tax benefit of $532,000, which reflected an effective tax rate of 8%. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 76% of our revenues during the three months ended March 31, 2003, are annually renewable and are generally payable in advance. We generated cash from operating activities of $3.6 million and $1.8 million during the three months ended March 31, 2003 and 2002, respectively. This increase in cash from operations is primarily the result of incurring a loss during the three month period ended March 31, 2002 of $6,115 versus net income during the three month period ended March 31, 2003 of $1,777.

During the three months ended March 31, 2003, we generated $13.6 million of cash from investing activities, consisting primarily of $66.3 million received from net sales of marketable securities, offset by $51.5 million for the purchase of Giga and $1.3 million for net purchases of non-marketable investments. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

During the three months ended March 31, 2003, we used $4.7 million of cash in financing activities, consisting of $3.2 million for repurchases of our common stock and $2.0 million for the investment in a structured stock repurchase program offset by $523,000 in proceeds from the exercise of employee stock options.

In the first quarter of 2003, Forrester acquired Giga, a global technology advisory firm, pursuant to a cash tender offer and second step merger. The aggregate purchase price was $62,477,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of common stock of Giga of which $56,054,000 was paid in March 2003; $947,000 of estimated direct acquisition costs of which $744,000 were paid during the three months ended March 31, 2003; and $1,183,000 for severance related to 27 employees terminated as a result of the acquisition of which $51,000 was paid during the three months ended March 31, 2003. The remaining payments for the acquisition of the stock and the direct acquisition costs are expected to be made during the three months ended June 30, 2003. The remaining severance payments are expected to be completed by March 31, 2004. We expect to incur $1 million to $2 million in additional integration costs during the year ended December 31, 2003.

As of March 31, 2003, we had cash and cash equivalents of $23.9 million and marketable securities of $116.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased may be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2003, we had repurchased 1,590,133 shares of common stock at an aggregate cost of approximately $25.3 million.

During the three months ended March 31, 2003, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million. This agreement expires in June 2003. Pursuant to the agreement, if our stock price is above $12.47 on the expiration date, we will have the investment of $2.0 million returned with a premium. If our stock price is below $12.47 on the expiration date, we will receive approximately 169,000 shares of our common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of March 31, 2003, we had contributed approximately $13.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of March 31, 2003, we had recorded total write-downs to the private equity funds of approximately $3.6 million as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

As of March 31, 2003, we had future contractual obligations as follows*:

                                                                         FUTURE PAYMENTS DUE BY YEAR
                                       ------------------------------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS            TOTAL          2003           2004           2005        2006           2007       2008
----------------------------------     -------        -------        -------        -------     -------        -------    -------
                                                                            (IN THOUSANDS)
Operating leases                       $41,274        $ 7,288        $ 9,564        $ 9,476     $ 7,106        $ 3,088    $ 4,752
Capital leases                             217            217             --             --          --             --         --
                                       -------        -------        -------        -------     -------        -------    -------

Total contractual cash obligations     $41,491        $ 7,505        $ 9,564        $ 9,476     $ 7,106        $ 3,088    $ 4,752
                                       =======        =======        =======        =======     =======        =======    =======

------------------
* The above table does not include the remaining $6.5 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $5.0 million.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate, federal agency, and state and municipal obligations with a weighted-average maturity of approximately 15 months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in U.S. dollars are as follows:

                              FAIR VALUE
                              AT MARCH 31,
                                 2003              FY 2003            FY 2004            FY 2005          FY 2006         FY 2007
                              -----------         ----------         ----------         ----------      ----------      ----------
                                                                       (DOLLARS IN THOUSANDS)
Cash equivalents              $     9,489         $    9,489         $       --         $       --      $       --      $       --
Weighted average interest
   rate                              1.73%              1.73%                --                 --              --              --

Investments                   $   116,708         $   37,913         $   11,730         $   30,459      $   18,840      $   17,766
Weighted average interest
   rate                              3.16%              2.11%              3.35%              3.27%           4.13%           4.10%

Total portfolio               $   126,197         $   47,402         $   11,730         $   30,459      $   18,840      $   17,766
Weighted average interest
   rate                              3.06%              2.03%              3.35%              3.27%           4.13%           4.10%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2003, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $15.3 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 Agreement and Plan of Merger dated as of January 20, 2003 among Forrester Research, Inc., Whitcomb Acquisition Corp., and Giga Information Group,
Inc. (incorporated by reference to Forrester's Current Report on Form 8-K filed on January 22, 2003).

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Forrester filed a Current Report on Form 8-K on January 22, 2003 disclosing under Item 5 that it had entered into an Agreement and Plan of Merger for the acquisition of all of the outstanding common stock of Giga Information Group, Inc. ("Giga").

Forrester filed a Current Report on Form 8-K on March 14, 2003 disclosing under
Item 2 that it had completed the acquisition of Giga.

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

Date: May 9, 2003

                           By:  /s/ Warren Hadley
                                ---------------------------------
                           Warren Hadley
                           Chief Financial Officer and Treasurer
                           (principal financial and accounting
                           officer)

Date: May 9, 2003

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

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                               /s/ George F. Colony
                               ------------------------------------------
                               George F. Colony
                               Chairman of the Board and Chief Executive Officer (Principal executive officer)

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

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                                   /s/ Warren Hadley
                                   ----------------------------------------
                                   Warren Hadley
                                   Chief Financial Officer and Treasurer
                                   (Principal financial and accounting officer)

                                 Exhibit Index

Exhibit No.      Document
-----------      --------

   2.1 Agreement and Plan of Merger dated as of January 20, 2003 among Forrester Research, Inc., Whitcomb Acquisition Corp., and Giga Information Group, Inc. (incorporated by reference to Forrester's Current Report on Form 8-K filed on January 22,
                 2003).

  99.1           Certification of the Chief Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2           Certification of the Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.