Form 10-Q
period 2003-06-30
FORRESTER RESEARCH INC
filed 2003-08-14
CIK 1023313

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes [X]  No [ ]

As of August 12, 2003, 22,453,502 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                                3

            Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002          4

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002                5

            Notes to Consolidated Financial Statements                                                           6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations               13

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                          20

ITEM 4.     Controls and Procedures                                                                             20

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                                                   21

ITEM 2.     Changes in Securities and Use of Proceeds                                                           21

ITEM 3.     Defaults Upon Senior Securities                                                                     21

ITEM 4.     Submission of Matters to a Vote of Security-Holders                                                 21

ITEM 5.     Other Information                                                                                   21

ITEM 6.     Exhibits and Reports on Form 8-K                                                                    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2003            2002
                                                                                     -----------     ------------
                                                                                     (UNAUDITED)
                                                          ASSETS

Current assets:
    Cash and cash equivalents                                                        $    13,881      $   11,479
    Marketable securities                                                                121,749         183,152
    Accounts receivable, net                                                              18,028          17,791
    Deferred commissions                                                                   4,784           3,524
    Prepaid expenses and other current assets                                              7,733           5,902
                                                                                     -----------      ----------
          Total current assets                                                           166,175         221,848

Long-term assets:
    Property and equipment, net                                                           10,427          10,674
    Goodwill                                                                              56,126          13,244
    Intangible assets, net                                                                16,712             760
    Deferred income taxes                                                                 35,367          21,630
    Non-marketable investments and other assets                                           12,176          10,117
                                                                                     -----------      ----------

          Total long-term assets                                                         130,808          56,425
                                                                                     -----------      ----------

          Total assets                                                               $   296,983      $  278,273
                                                                                     ===========      ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $     2,956      $    1,601
    Accrued expenses                                                                      24,272          20,681
    Deferred revenue                                                                      59,487          42,123
                                                                                     -----------      ----------

          Total current liabilities                                                       86,715          64,405
                                                                                     -----------      ----------
Stockholders' equity:
    Preferred stock, $.01 par value                                                           --              --
       Authorized-- 500 shares
       Issued and outstanding--none

    Common stock, $.01 par value
       Authorized -- 125,000 shares
       Issued-- 24,135 and 24,045 shares as of June 30, 2003 and December 31,
         2002, respectively
       Outstanding--22,412 and 22,841 shares as of June 30, 2003 and December
         31, 2002, Respectively                                                              242             240
    Additional paid-in capital                                                           169,651         167,935
    Retained earnings                                                                     66,672          64,754
    Treasury stock, at cost--1,723 and 1,204 shares as of June 30, 2003 and
       December 31, 2002, respectively                                                   (27,380)        (20,085)
    Accumulated other comprehensive income                                                 1,083           1,024
                                                                                     -----------      ----------

          Total stockholders' equity                                                     210,268         213,868
                                                                                     -----------      ----------

          Total liabilities and stockholders' equity                                 $   296,983      $  278,273
                                                                                     ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                  2003              2002           2003             2002
                                                                ---------        ---------       ---------        ---------
                                                                                         (UNAUDITED)
Revenues:
     Research services                                          $  26,611        $  18,008       $  45,432        $  37,818
     Advisory services and other                                    8,113            7,425          14,089           13,671
                                                                ---------        ---------       ---------        ---------
          Total revenues                                           34,724           25,433          59,521           51,489
                                                                ---------        ---------       ---------        ---------

Operating expenses:
     Cost of services and fulfillment                              14,330            8,873          23,855           17,854
     Selling and marketing                                         11,768            8,254          19,835           16,726
     General and administrative                                     3,781            3,375           7,058            6,701
     Depreciation                                                   1,839            1,988           3,532            4,054
     Amortization of intangible assets                              2,608               82           3,532              164
     Integration costs                                                740               --             771               --
     Reorganization costs                                              --               --              --            9,088
                                                                ---------        ---------       ---------        ---------
          Total operating expenses                                 35,066           22,572          58,583           54,587
                                                                ---------        ---------       ---------        ---------
          (Loss) income from operations                              (342)           2,861             938           (3,098)

Other income (expense):
     Other income, net                                                819            1,481           2,414            3,041
     Impairments of non-marketable investments, net                  (272)            (486)           (572)          (2,734)
                                                                ---------        ---------       ---------        ---------
          Income (loss) before income tax provision (benefit)         205            3,856           2,780           (2,791)

Income tax provision (benefit)                                         64              309             862             (223)
                                                                ---------        ---------       ---------        ---------

          Net income (loss)                                     $     141        $   3,547       $   1,918        $  (2,568)
                                                                =========        =========       =========        =========

Basic net income (loss) per common share                        $    0.01        $    0.15       $    0.08        $   (0.11)
                                                                =========        =========       =========        =========

Diluted net income (loss) per common share                      $    0.01        $    0.15       $    0.08        $   (0.11)
                                                                =========        =========       =========        =========

Basic weighted average common shares outstanding                   22,515           23,354          22,627           23,250
                                                                =========        =========       =========        =========

Diluted weighted average common shares outstanding                 22,718           23,989          22,819           23,250
                                                                =========        =========       =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     -------------------------
                                                                                        2003           2002
                                                                                     -----------    ----------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                                $     1,918    $   (2,568)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities--
        Depreciation                                                                       3,532         4,054
        Amortization of intangible assets                                                  3,532           164
        Impairments of non-marketable investments, net                                       572         2,734
        Loss on disposals of property and equipment                                           --            92
        Tax benefit from exercises of employee stock options                                 155         1,996
        Deferred income taxes                                                                793        (2,222)
        Non-cash reorganization costs                                                         --         2,772
        Increase in provision for doubtful accounts                                           --           196
        Realized gains on sales of marketable securities                                    (509)           --
        Amortization of premium on marketable securities                                     413           376
        Changes in assets and liabilities, net of acquisition--
            Accounts receivable                                                           10,534        12,176
            Deferred commissions                                                          (1,260)        1,023
            Prepaid expenses and other current assets                                      1,758          (932)
            Accounts payable                                                                (207)         (433)
            Accrued expenses                                                              (7,649)       (2,911)
            Deferred revenue                                                              (8,710)      (14,206)
                                                                                     -----------    ----------

               Net cash provided by operating activities                                   4,872         2,311
                                                                                     -----------    ----------

Cash flows from investing activities:
    Acquisition of Giga Information Group, Inc., net of cash acquired                    (56,066)           --
    Purchases of property and equipment                                                   (1,017)         (966)
    Purchases of non-marketable investments                                               (2,150)       (2,625)
    Decrease in other assets                                                                  75           259
    Purchases of marketable securities                                                  (126,158)      (92,995)
    Proceeds from sales and maturities of marketable securities                          188,766        94,017
                                                                                     -----------    ----------

               Net cash provided by (used in) investing activities                         3,450        (2,310)
                                                                                     -----------    ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                 1,457         7,912
    Acquisition of treasury stock                                                         (5,295)       (7,920)
    Structured stock repurchase                                                           (1,892)           --
                                                                                     -----------    ----------

               Net cash used in financing activities                                      (5,730)           (8)

Effect of exchange rate changes on cash and cash equivalents                                (190)          (37)
                                                                                     -----------    ----------

Net increase (decrease) in cash and cash equivalents                                       2,402           (44)

Cash and cash equivalents, beginning of period                                            11,479        17,747
                                                                                     -----------    ----------

Cash and cash equivalents, end of period                                             $    13,881    $   17,703
                                                                                     ===========    ==========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                       $       838    $    2,087
                                                                                     -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the periods ended June 30, 2003 may not be indicative of the results that may be expected for the year ended December 31, 2003, or any other period. Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

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

If compensation cost for Forrester's stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three and six months period ended June 30, 2003 and 2002 would have been approximately as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                                           ----------------------
                                                                    2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)            (IN THOUSANDS)
Net income (loss) as reported                                    $     141    $   3,547    $   1,918    $  (2,568)
Less: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards                                                            1,738        3,413        3,375        5,400
                                                                 ---------    ---------    ---------    ---------
Pro-forma net (loss) income                                      $  (1,597)   $     134    $  (1,457)   $  (7,968)
                                                                 =========    =========    =========    =========

Basic and diluted net income (loss) per share - as reported      $    0.01    $    0.15    $    0.08    $   (0.11)
                                                                 ---------    ---------    ---------    ---------
Basic and diluted net (loss) income per share - pro forma        $   (0.07)   $    0.01    $   (0.06)   $   (0.34)
                                                                 =========    =========    =========    =========

Income Taxes

Forrester provides for income taxes on an interim basis according to management's estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 - ACQUISITION OF GIGA

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,477,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $59,974,000 was paid as of June 30, 2003; $947,000 of estimated direct acquisition costs of which $870,000 was paid as of June 30, 2003; and $1,183,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $524,000 was paid as of June 30, 2003. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003. During the three months ended June 30, 2003, Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes and, as such, recorded the fair value of the related deferred tax assets and liabilities acquired. Accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

Integration costs related to the acquisition of Giga are primarily related to orientation events to familiarize Forrester and Giga employees and data migration.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed at the date of acquisition.

                                                       FEBRUARY 28,
                                                           2003
                                                       ------------
                                                           (IN
                                                        THOUSANDS)
Assets:
       Cash                                             $    5,302
       Accounts receivable                                  10,458
       Prepaid expenses and other current assets             3,457
       Property and equipment, net                           2,109
       Goodwill                                             42,881
       Intangible assets                                    19,484
       Deferred income taxes                                14,698
       Non-marketable investments and other assets           1,367
                                                        ----------

        Total assets                                    $   99,756
                                                        ----------

Liabilities:
       Accounts payable                                 $    1,485
       Accrued expenses                                      9,401
       Capital lease obligations                               208
       Deferred revenue                                     26,185
                                                        ----------

       Total liabilities                                $   37,279
                                                        ----------

       Net assets acquired                              $   62,477
                                                        ==========

The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

                                    ASSIGNED      USEFUL
                                     VALUE         LIFE
                                   ----------    -------
                                       (IN THOUSANDS)
Amortized intangible assets:
    Customer relationships         $   17,070    5 years
    Research content                    1,844    1 year
    Registered trademarks                 570    1 year
                                   ----------
       Subtotal                    $   19,484
                                   ==========

Amortization expense during the three and six months ended June 30, 2003 related to the intangible assets acquired from Giga was $2,526,000 and $3,368,000, respectively.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2002.

                                               THREE MONTHS                  SIX MONTHS ENDED
                                              ENDED JUNE 30,                      JUNE 30,
                                              --------------          -----------------------------
                                                   2002                  2003              2002
                                              --------------          -----------       -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                       $     42,124           $    69,034       $    83,869
Income (loss) from operations                  $        656           $       495       $    (6,623)
Net income (loss)                              $        605           $     1,136       $    (4,149)
Basic net income (loss)  per common share      $       0.03           $      0.05       $     (0.18)
Diluted net income (loss) per common share     $       0.03           $      0.05       $     (0.18)

NOTE 3 - INTANGIBLE ASSETS

A summary of Forrester's amortizable intangible assets as of June 30, 2003 is as follows:

                                              GROSS CARRYING       ACCUMULATED             NET
                                                  AMOUNT          AMORTIZATION       CARRYING AMOUNT
                                              --------------      ------------       ---------------
                                                                 (IN THOUSANDS)
Amortized intangible assets:
        Customer relationships                  $   17,970          $  2,917           $   15,053
        Research content                             2,444             1,165                1,279
        Registered trademarks                          570               190                  380
                                                ----------          --------           ----------
           Subtotal                             $   20,984          $  4,272           $   16,712
                                                ==========          ========           ==========

Amortization expense related to identifiable intangible assets was approximately $2,608,000 and $82,000 during the three months ended June 30, 2003 and 2002, respectively, and $3,532,000 and $164,000 during the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                               AMOUNTS
                                                           (IN THOUSANDS)
                                                           --------------
Remaining six months ending December 31, 2003                $    5,167
Year ending December 31, 2004                                     5,541
Year ending December 31, 2005                                     2,998
Year ending December 31, 2006                                     1,785
Year ending December 31, 2007                                     1,074
Year ending December 31, 2008                                       147
                                                             ----------
Total                                                        $   16,712
                                                             ==========

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

The costs related to the July 24, 2002 reorganization which were paid during the six months ended June 30, 2003 are as follows:

                                                     ACCRUED AS OF                  ACCRUED AS OF
                                                     DECEMBER 31,       CASH          JUNE 30,
                                                         2002         PAYMENTS          2003
                                                     -------------    --------      -------------
                                                                   (IN THOUSANDS)
Workforce reduction                                     $   51         $   51          $   --
Facility consolidation and other related costs             661            106             556
                                                        ------         ------          ------
Total                                                   $  712         $  156          $  556
                                                        ======         ======          ======

The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                                       ACCRUED AS OF
                                                        2003    2004    2005    2006   JUNE 30, 2003
                                                       ------  ------  ------  -----   -------------
                                                                    (IN THOUSANDS)
Facility consolidation and other related costs         $  104  $  193  $  183  $  76      $  556

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

Total costs related to the January 10, 2002 reorganization are as follows:

                                     ACCRUED                             ACCRUED
                                      AS OF              CASH             AS OF
                                 DECEMBER 31,2002      PAYMENTS       JUNE 30, 2003
                                 ----------------      --------       -------------
                                                    (IN THOUSANDS)
Workforce reduction                   $    --           $   --            $    --
Facility consolidation
   and other related costs              2,838              755              2,083
Depreciable assets                         --               --                 --
                                      -------           ------            -------
Total                                 $ 2,838           $  755            $ 2,083
                                      =======           ======            =======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                                       ACCRUED AS OF
                                                      2003    2004     2005   2006     JUNE 30, 2003
                                                     -----  --------   ----   ----     -------------
                                                                    (IN THOUSANDS)
Facility consolidation and other
   related costs                                    $  429  $  1,011  $ 416  $  227       $ 2,083

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

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share for the six months ended June 30, 2002 were computed by dividing net loss by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                      --------------------       --------------------
                                                       2003          2002         2003          2002
                                                      ------        ------       ------        ------
                                                                      (IN THOUSANDS)
Basic weighted average common shares outstanding      22,515        23,354       22,627        23,250
Weighted average common equivalent shares                203           635          192            --
                                                      ------        ------       ------        ------

Diluted weighted average shares outstanding           22,718        23,989       22,819        23,250
                                                      ======        ======       ======        ======

During the three month periods ended June 30, 2003 and 2002, approximately 3,124,000 and 2,809,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

During the six month periods ended June 30, 2003 and 2002, approximately 3,194,000 and 5,216,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                                           ----------------------
                                                                  2003         2002          2003          2002
                                                                --------     --------      --------     ---------
                                                                                (IN THOUSANDS)
Unrealized gain on marketable securities, net of taxes          $    728     $  1,131      $    294     $     389
Cumulative translation adjustment                                    (52)        (520)            7          (415)
                                                                --------     --------      --------     ---------
Total other comprehensive income (loss)                         $    676     $    611      $    301     $     (26)
Reported net income (loss)                                           141        3,547         1,918        (2,568)
                                                                --------     --------      --------     ---------
Total comprehensive income (loss)                               $    817     $  4,158      $  2,219     $  (2,594)
                                                                ========     ========      ========     =========

NOTE 7 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the six months ended June 30, 2003 and 2002, Forrester contributed approximately $2.2 million and $2.6 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $14.4 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of June 30, 2003 was approximately $8.4 million. During the three months ended June 30, 2003 and 2002, Forrester recorded net impairments to these investments of approximately $561,000 and $215,000, respectively. During the six months ended June 30, 2003 and 2002, Forrester recorded net impairments to these investments of approximately $861,000 and $999,000, respectively, which are included in the consolidated statements of income, increasing the total cumulative net impairments recorded to approximately $4.2 million as of June 30, 2003. During the three months ended June 30, 2003, one of the private equity investment funds distributed publicly-listed common stock to Forrester. The common stock is classified as an available-for-sale investment and is recorded at market value of $782,000 as of June 30, 2003. Forrester recorded a gain on the distribution of $419,000 in the consolidated statement of income as a reduction of impairments of non-marketable investments. During the three months ended June 30, 2003 and 2002, fund management charges of approximately $121,000 were included in other income in the consolidated statements of income. During the six months ended June 30, 2003 and 2002, fund management charges of approximately $242,000 were included in other income in the consolidated statement of income, bringing the total cumulative fund management charges paid by Forrester to approximately $1.4 million. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

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

In July 2000, Forrester invested $1.6 million to purchase preferred shares of ComScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 to impairments of non-marketable investments in the consolidated statement of income. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 to impairments of non-marketable investments in the statement of income. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $130,000 in the consolidated statement of income.

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

NOTE 8 - STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. During the six months ended June 30, 2003, Forrester repurchased approximately 375,000 shares of common stock at an aggregate cost of approximately $5.3 million. During the six months ended June 30, 2002, Forrester repurchased approximately 414,000 shares of common stock at an aggregate cost of approximately $7.9 million.

During the three months ended June 30, 2003, Forrester entered into a structured stock repurchase agreement giving it the right to acquire shares of Forrester common stock in exchange for an up-front net payment of $2.0 million expiring in August 2003. Pursuant to the agreement, if Forrester's stock price is above $15.47 on the expiration date, Forrester will have the investment of $2.0 million returned with a premium. If Forrester's stock price is below $15.47 on the expiration date, Forrester will receive approximately 136,000 shares of Forrester common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During the three months ended March 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million recorded as a reduction of additional paid-in-capital. Upon expiration of the agreement in June 2003, Forrester received approximately $2.1 million of cash which was recorded as an increase to additional paid-in capital.

During the three months ended December 31, 2002, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million, which was recorded in stockholders equity as a reduction of additional paid in capital as of December 31, 2002. Upon expiration of the agreement in February 2003, Forrester received 144,291 shares of Forrester common stock and reclassified the up-front net payment from additional paid-in capital to treasury stock.

NOTE 9 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following four operating groups ("Operating Groups"): (i) North America, (ii) Europe, (iii) Global, and (iv) Asia, Middle East, Africa, and Latin America ("Asia, MEA, and Latin America"). The operations of Giga are currently being assimilated into these existing Operating Groups. All of the Operating Groups generate revenues through sales of the same research, strategic advisory services, and events offerings. Each of the Operating Groups for North America, Europe, and Asia, MEA, and Latin America is comprised of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. The Global Operating Group is comprised of a sales force responsible for Forrester's largest clients, and its research staff focuses on topics of more universal appeal. Because the four Operating Groups have similar economic characteristics, production processes, and class of client, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester's financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 represent the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                        -----------------------    -----------------------
                                           2003          2002         2003          2002
                                        ---------     ---------    ---------     ---------
                                                         (IN THOUSANDS)
United States                           $  24,672     $  18,328    $  42,587     $  36,999
United Kingdom                              3,274         2,103        5,310         4,477
Europe (excluding United Kingdom)           3,088         2,475        5,393         4,882
Canada                                      1,867           807        2,791         1,595
Other                                       1,823         1,720        3,440         3,536
                                        ---------     ---------    ---------     ---------
                                        $  34,724     $  25,433    $  59,521     $  51,489
                                        =========     =========    =========     =========

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                         ----------------------     --------------------
                                           2003          2002         2003         2002
                                         --------      --------     --------      ------
United States                                71%           72%          72%          72%
United Kingdom                               10            10            9            9
Europe (excluding United Kingdom)             9             8            9            9
Canada                                        5             3            4            3
Other                                         5             7            6            7
                                           ----          ----         ----         ----
                                            100%          100%         100%         100%
                                           ====          ====         ====         ====

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables that qualify for separation are allocated among the separate units in proportion to their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003. Forrester is currently evaluating the impact, if any, of EITF 00-21 on Forrester's consolidated financial position and results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIEs created or acquired after January 31, 2003 (of which there were none). For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation is not expected to be material to Forrester's consolidated financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENT

On August 5, 2003, in connection with the integration of Giga, Forrester announced a general workforce reduction. As a result, Forrester reduced its workforce by 30 positions and expects to record a charge of approximately $1.0 million to $2.0 million in the quarter ending September 30, 2002. This charge will consist primarily of severance and related expenses from the workforce reduction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, Forrester's financial and operating targets for the third quarter of and full-year 2003, statements about the potential success of WholeView and other product offerings, the anticipated cost savings related to the reorganizations and reductions in force in full-year 2003, Forrester's ability to successfully integrate Giga, and the ability of Forrester to achieve success as the economy improves. These statements are based on Forrester's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, Forrester's ability to successfully integrate Giga into Forrester's operations, Forrester's ability to anticipate business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in Forrester's quarterly operating results, risks associated with Forrester's ability to offer new products and services, the actual amount of the charge related to the reorganization and the reduction in force, and Forrester's dependence on renewals of its membership-based research services and on key personnel. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which has been filed with the SEC. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and its Subsidiaries.

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

Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Depreciation expense represents the depreciation of our fixed assets over their estimated useful lives. Amortization of intangible assets represents amortization of our identifiable intangible assets acquired from our acquisitions. Integration costs are related to our acquisition of Giga Information Group, Inc., and are primarily related to orientation events and data migration.

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased approximately 42% to $116.0 million as of June 30, 2003 from $81.6 million as of June 30, 2002 and increased approximately 49% from $78.1 million as of December 31, 2002. The increase in agreement value is attributable to the acquisition of Giga in February 2003. Agreement value decreased approximately 7% to $116.0 million as of June 30, 2003 from $124.1 million as of March 31, 2003. This decrease in agreement value is attributable to the more difficult economic environment, and we expect that agreement value will further decline during the three-month period ended September 30, 2003 as compared to the three-month period ending June 30, 2003. No clients accounted for more than 2% of agreement value at June 30, 2003 or June 30, 2002. In past years, a substantial portion of our client companies renewed expiring contracts. Approximately 60% of Forrester client companies with memberships expiring during the twelve months ended June 30, 2003 renewed one or more memberships for our products and services, compared with 52% of client companies with memberships expiring during the twelve months ended June 30, 2002. Renewal rates are not necessarily indicative of the rate of future retention of our revenue base.

On August 5, 2003, in connection with the integration of Giga, Forrester announced a general workforce reduction. As a result, Forrester reduced its workforce by 30 positions and expects to record a charge of approximately $1.0 million to $2.0 million in the quarter ending September 30, 2002. This charge will consist primarily of severance and related expenses from the workforce reduction.

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

- REVENUE RECOGNITION. We generally invoice our research services, advisory services, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Research services are generally recorded as revenue ratably over the term of the agreement. Advisory services and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of June 30, 2003, deferred revenues and deferred commissions totaled $59.5 million and $4.8 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.3 million as of June 30, 2003. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $11.8 million as of June 30, 2003. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We recorded net impairment charges that totaled approximately $272,000 and $486,000 during the three months ended June 30, 2003 and 2002, respectively, and $572,000 and $2.7 million during the six months ended June 30, 2003 and June 30, 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL. We have goodwill related to our European operations and our acquisition of Giga that totaled approximately $56.1 million as of June 30, 2003. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. We have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2003, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $35.4 million as of June 30, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester's future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                           ------------------     ------------------
                                                            2003         2002     2003          2002
                                                            ----         ----     ----          ----
Research services                                             77%          71%      76%           73%
Advisory services and other                                   23           29       24            27
                                                            ----         ----     ----          ----
Total revenues                                               100          100      100           100

Cost of services and fulfillment                              41           35       40            35
Selling and marketing                                         34           33       33            32
General and administrative                                    11           13       12            13
Depreciation                                                   5            8        6             8
Amortization of intangible assets                              8           --        6            --
Integration costs                                              2           --        1            --
Reorganization costs                                          --           --       --            18
                                                            ----         ----     ----          ----

(Loss) income from operations                                 (1)          11        2            (6)
Other income, net                                              2            6        4             6
Impairments of non-marketable investments                     (1)          (2)      (1)           (5)
                                                            ----         ----     ----          ----

Income (loss) before income tax provision (benefit)           --           15        5            (5)
Income tax provision (benefit)                                --            1        2            --
                                                            ----         ----     ----          ----

Net income (loss)                                             --%          14%       3%           (5)%
                                                            ====         ====     ====          ====

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES. Total revenues increased 37% to $34.7 million in the three months ended June 30, 2003 from $25.4 million in the three months ended June 30, 2002. The acquisition of Giga closed on February 28, 2003 and, as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003.

Revenues from research services increased 48% to $26.6 million in the three months ended June 30, 2003 from $18.0 million in the three months ended June 30, 2002 and comprised 77% and 71% of total revenues during the three months ended June 30, 2003 and 2002, respectively. Increases in total revenues and revenues from research services were primarily attributable to increases in agreement value and client companies as a result of the Giga acquisition. No single client company accounted for more than 2% of revenues during the three months ended June 30, 2003 or 2002.

Advisory services and other revenues increased 9% to $8.1 million in the three months ended June 30, 2003 from $7.4 million in the three months ended June 30, 2002. During the three months ended June 30, 2003, we held two Forrester Forums and two GigaWorld events as compared to two Forrester Forums and two Forrester Summit's held during the three months ended June 30, 2002. The increase in advisory services and other revenues is primarily attributable to an increase in the number of clients and research employees delivering advisory services to 203 employees at June 30, 2003 from 118 employees at June 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga.

Revenues attributable to customers outside the United States increased 41% to $10.1 million in the three months ended June 30, 2003 from $7.1 million in the three months ended June 30, 2002. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 29% during the three months ended June 30, 2003 from 28% during the three months ended June 30, 2002. The increase in international revenues in dollars is primarily attributable to the acquisition of Giga. The increase in international revenues as a percentage of total revenues is primarily attributable to two events that were held in Europe during the three months ended June 30, 2003, versus only one event during the three months ended June 30, 2002. We invoice our international clients in U.S. dollars, British pounds sterling, and the euro. The effect of changes in currency exchange rates has historically not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 41% in the three months ended June 30, 2003 from 35% in the three months ended June 30, 2002. These expenses increased 62% to $14.3 million in the three months ended June 30, 2003 from $8.9 million in the three months ended June 30, 2002. The increase in expense was primarily attributable to greater compensation costs, as headcount in our research organization increased to 203 employees at June 30, 2003 from 118 employees at June 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel. The increase in expense as a percentage of revenues was primarily due to greater compensation costs and the increase in the number of events held during the period as a result of the Giga acquisition without a corresponding revenue increase.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 34% in the three months ended June 30, 2003 from 32% in the three months ended June 30, 2002. These expenses increased 43% to $11.8 million in the three months ended June 30, 2003 from $8.3 million in the three months ended June 30, 2002. The increase in expenses and expenses as a percentage of total revenues was primarily attributable to greater compensation costs, as headcount in our sales organization increased to 207 employees at June 30, 2003 from 127 employees at June 30, 2002. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the three months ended June 30, 2003 from 13% in the three months ended June 30, 2002. These expenses increased 12% to $3.8 million in the three months ended June 30, 2003 from $3.4 million in the three months ended June 30, 2002. The increase in expenses was primarily due to greater compensation costs, professional fees, and rent expenses as a result of the Giga acquisition. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

DEPRECIATION. Depreciation expense decreased 7% to $1.8 million in the three months ended June 30, 2003 from $2.0 million in the three months ended June 30, 2002. The decrease in these expenses was principally due to the write-off of certain depreciable assets in connection with the workforce reorganizations in July 2002 partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga and other capital expenditures during the three months ended June 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $2.6 million in the three months ended June 30, 2003 from $82,000 in the three months ended June 30, 2002. This increase in amortization expense is attributable to the amortization of intangible assets acquired in connection with the acquisition of Giga.

INTEGRATION COSTS. Integration costs are related to our acquisition of Giga, and are primarily related to orientation events to familiarize Forrester and Giga employees and data migration.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 45% to $819,000 during the three months ended June 30, 2003 from $1.5 million during the three months ended June 30, 2002. The decrease is primarily attributable to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $272,000 during the three months ended June 30, 2003 compared to $486,000 during the three months ended June 30, 2002.

PROVISION FOR INCOME TAXES. During the three months ended June 30, 2003, we recorded an income tax provision of $61,000 reflecting an effective tax rate of 31%. During the three months ended June 30, 2002, we recorded a tax provision of $309,000, which reflected an effective tax rate of 8%. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2003 as compared to 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES. Total revenues increased 16% to $59.5 million in the six months ended June 30, 2003 from $51.5 million in the six months ended June 30, 2002. The acquisition of Giga closed on February 28, 2003 and, as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003.

Revenues from research services increased 20% to $45.4 million in the six months ended June 30, 2003 from $37.8 million in the six months ended June 30, 2002 and comprised 76% and 73% of total revenues during the six months ended June 30, 2003 and 2002, respectively. Increases in total revenues and revenues from research services were primarily attributable to increases in agreement value and client companies as a result of the Giga acquisition compared to the same six-month period in 2002. No single client company accounted for more than 2% of revenues during the six months ended June 30, 2003 or 2002.

Advisory services and other revenues increased 3% to $14.1 million in the six months ended June 30, 2003 from $13.7 million in the six months ended June 30, 2002. During the six months ended June 30, 2003, we held three Forrester Forums, one Forrester Summit and four Giga events as compared to three Forrester Forums and four Forrester Summit's held during the six months ended June 30, 2002. The increase in advisory services and other revenues is primarily attributable to an increase in the number of research employees delivering advisory services to 203 employees at June 30, 2003 from 118 employees at June 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga.

Revenues attributable to customers outside the United States increased 17% to $16.9 million in the six months ended June 30, 2003 from $14.5 million in the six months ended June 30, 2002. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 28% during the six months ended June 30, 2003 and 2002. The increase in international revenues in dollars is primarily attributable to the acquisition of Giga.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 40% in the six months ended June 30, 2003 from 35% in the six months ended June 30, 2002. These expenses increased 34% to $23.9 million in the six months ended June 30, 2003 from $17.9 million in the six months ended June 30, 2002. The increase in expense was primarily attributable to greater compensation costs, as headcount in our research organization increased to 203 employees at June 30, 2003 from 118 employees at June 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel. The increase in expense as a percentage of revenues was primarily due to greater compensation costs and the increase in the number of events held during the period as a result of the Giga acquisition without a corresponding revenue increase.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 33% in the six months ended June 30, 2003 from 32% in the six months ended June 30, 2002. These expenses increased 19% to $19.8 million in the six months ended June 30, 2003 from $16.7 million in the six months ended June 30, 2002. The increase in expenses and expenses as a percentage of total revenues was primarily attributable to greater compensation costs, as headcount in our sales organization increased to 207 employees at June 30, 2003 from 127 employees at June 30, 2002. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 12% in the six months ended June 30, 2003 from 13% in the six months ended June 30, 2002. These expenses increased 5% to $7.1 million in the six months ended June 30, 2003 from $6.7 million in the six months ended June 30, 2002. The increase in expenses was primarily due to greater compensation costs, professional fees, and rent expenses as a result of the Giga acquisition. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

DEPRECIATION. Depreciation expense decreased 13% to $3.5 million in the six months ended June 30, 2003 from $4.1 million in the six months ended June 30, 2002. The decrease in these expenses was principally due to the write-off of certain depreciable assets in connection with the workforce reorganizations in July 2002 partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga and other capital expenditures during the six months ended June 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $3.5 million in the six months ended June 30, 2003 from $164,000 in the six months ended June 30, 2002. This increase in amortization expense is a result of the amortization of intangible assets acquired in connection with the acquisition of Giga.

INTEGRATION COSTS. Integration costs are related to our acquisition of Giga Information Group, Inc., and are primarily related to orientation events to familiarize Forrester and Giga employees and data migration.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 21% to $2.4 million during the six months ended June 30, 2003 from $3.0 million during the six months ended June 30, 2002. The decrease is primarily due to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital. Other income for the six months ended June 30, 2003 includes realized gains on the sales of marketable securities of $509,000 compared to minimal gains on the sales of marketable securities during the six months ended June 30, 2002.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $572,000 during the six months ended June 30, 2003 compared to $2.7 million during the six months ended June 30, 2002.

PROVISION FOR INCOME TAXES. During the six months ended June 30, 2003, we recorded an income tax provision of $862,000 reflecting an effective tax rate of 31%. During the six months ended June 30, 2002, we recorded a tax benefit of $223,000, which reflected an effective tax rate of 8%. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 76% of our revenues during the six months ended June 30, 2003, are annually renewable and are generally payable in advance. We generated cash from operating activities of $4.9 million and $2.3 million during the six months ended June 30, 2003 and 2002, respectively.

During the six months ended June 30, 2003, we generated $3.5 million of cash from investing activities, consisting primarily of $62.6 million received from net sales of marketable securities, offset by $56.1 million for the purchase of Giga, $2.2 million for net purchases of non-marketable investments and $1.0 for purchases of property and equipment. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

During the six months ended June 30, 2003, we used $5.7 million of cash in financing activities, consisting of $5.3 million for repurchases of our common stock and $1.9 million for the net investment in structured stock repurchase programs, offset by $1.5 million in proceeds from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

In the first quarter of 2003, Forrester acquired Giga, a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and is expected to reduce the operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,477,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $59,974,000 was paid as of June 30, 2003; $947,000 of estimated direct acquisition costs of which $870,000 was paid as of June 30, 2003; and $1,183,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $524,000 was paid as of June 30, 2003. The remaining payments for the acquisition of the stock and the direct acquisition costs are expected to be made during the three months ended September 30, 2003. The remaining severance payments are expected to be completed by March 31, 2004.

As of June 30, 2003, we had cash and cash equivalents of $13.9 million and marketable securities of $121.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased may be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2003, we had repurchased 1.7 million shares of common stock at an aggregate cost of approximately $27.4 million.

During the three months ended June 30, 2003, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million expiring in August 2003. Pursuant to the agreement, if our stock price is above $15.47 on the expiration date, we will have the investment of $2.0 million returned with a premium. If our stock price is below $15.47 on the expiration date, we will receive approximately 136,000 shares of our common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During the three months ended March 31, 2003, we entered into a similar agreement in exchange for an up-front net payment of $2.0 million recorded as a reduction of additional paid-in-capital. Upon expiration of the agreement in June 2003, we received approximately $2.1 million of cash which was recorded as additional paid-in capital.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of June 30, 2003, we had contributed approximately $14.4 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of June 30, 2003, we had recorded total write-downs to the private equity funds of approximately $4.2 million as a result of the impairment of certain investments within the funds. The timing of the recognition of future gains or losses from the investment funds is beyond our control. As a result, it is not possible to predict when we will recognize such gains or losses, if we will award cash bonuses based on the net profit from such investments, or when we will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, we could experience significant variations in our quarterly results unrelated to our business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarter.

As of June 30, 2003, we had future contractual obligations as follows*:

                                                   FUTURE PAYMENTS DUE BY YEAR
                           ---------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS      TOTAL     2003       2004        2005      2006     2007     2008
-----------------------    --------  --------  ---------    --------  --------  -------  -------
                                                      (IN THOUSANDS)
Operating leases           $ 43,384   $ 5,715   $ 11,240    $ 10,809   $ 7,780  $ 3,088  $ 4,752
                           ========  ========  =========    ========  ========  =======  =======

------------
* The above table does not include the remaining $5.6 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $5.4 million.

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

Principal amounts by expected maturity in U.S. dollars are as follows:

                                      FAIR VALUE
                                      AT JUNE 30,
                                          2003       FY 2003     FY 2004    FY 2005   FY 2006    FY 2007
                                      -----------   ----------   --------   -------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Cash equivalents                      $     5,048   $    5,048   $     --   $    --   $     --   $     --
Weighted average interest rate               1.26%        1.26%        --        --         --         --

Investments                           $   121,749   $   61,904   $ 11,722   $14,366   $ 15,761   $ 17,996
Weighted average interest rate               2.94%        1.94%      3.35%     3.80%      4.41%      4.10%

Total portfolio                       $   126,797   $   66,170   $ 11,722   $14,366   $ 15,761   $ 17,996
Weighted average interest rate               2.87%        1.89%      3.35%     3.80%      4.41%      4.10%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2003, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $11.4 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forrester is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Stockholders was held on May 13, 2003. At this meeting, Robert M. Galford was re-elected as a Class III Director of the Board of Directors. Below are the votes by which such Director was elected:

                           Total Vote      Total Vote Withheld
                          For Director        From Director
--------------------------------------------------------------
Robert M. Galford          20,333,799             168,174

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 13a-15 of the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Section 13a-15 of the Securities Exchange Act of 1934.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b) Reports on Form 8-K

Forrester filed a Current Report on Form 8-K on April 30, 2003 disclosing under
Item 9 the Company's first quarter press release dated April 30, 2003.

On May 13, 2003, Forrester filed Amendment No. 1 to its Current Report on Form 8-K (originally filed on March 14, 2003) disclosing under Item 7 the supplemental financial statements required from the acquisition of Giga.

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

Date: August 14, 2003

                              By: /s/ Warren Hadley
                                  -----------------------------------
                              Warren Hadley
                              Chief Financial Officer and Treasurer
                              (principal financial and accounting officer)

Date: August 14, 2003

                                  Exhibit Index

EXHIBIT NO.                                          DOCUMENT
-----------                                          --------
   31.1              Certification of the Chief Executive Officer pursuant to Section 13a-15 of the Securities
                     Exchange Act of 1934.

   31.2              Certification of the Chief Financial Officer pursuant to Section 13a-15 of the Securities
                     Exchange Act of 1934.

   32.1              Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

   32.2              Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.