Form 10-Q
period 2003-09-30
FORRESTER RESEARCH INC
filed 2003-11-14
CIK 1023313

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes [X]  No [ ]

As of November 12, 2003, 22,456,262 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q


                                                                                                                PAGE
                                                                                                                ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                            3

            Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002     4

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002           5

            Notes to Consolidated Financial Statements                                                            6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                12

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                           17

ITEM 4.     Controls and Procedures                                                                              17

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                                                    18

ITEM 2.     Changes in Securities and Use of Proceeds                                                            18

ITEM 3.     Defaults Upon Senior Securities                                                                      18

ITEM 4.     Submission of Matters to a Vote of Security-Holders                                                  18

ITEM 5.     Other Information                                                                                    18

ITEM 6.     Exhibits and Reports on Form 8-K                                                                     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                    2003          2002
                                                                                -----------   ------------
                                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                   $    11,342    $   11,479
    Marketable securities                                                           117,539       183,152
    Accounts receivable, net                                                         19,655        17,791
    Deferred commissions                                                              4,008         3,524
    Prepaid expenses and other current assets                                         6,962         5,902
                                                                                -----------    ----------
          Total current assets                                                      159,506       221,848

Long-term assets:
    Property and equipment, net                                                       9,045        10,674
    Goodwill, net                                                                    55,096        13,244
    Intangible assets, net                                                           14,104           760
    Deferred income taxes                                                            37,538        21,630
    Non-marketable investments and other assets                                      14,688        10,117
                                                                                -----------    ----------

          Total long-term assets                                                    130,471        56,425
                                                                                -----------    ----------

          Total assets                                                          $   289,977    $  278,273
                                                                                ===========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $     1,757    $    1,601
    Accrued expenses                                                                 27,650        20,681
    Deferred revenue                                                                 51,606        42,123
                                                                                -----------    ----------

          Total current liabilities                                                  81,013        64,405
                                                                                -----------    ----------
Stockholders' equity:
    Preferred stock, $.01 par value                                                      --            --
       Authorized-- 500 shares
       Issued and outstanding--none

    Common stock, $.01 par value
       Authorized -- 125,000 shares
       Issued-- 24,187 and 24,045 shares as of September 30, 2003 and December 31, 2002, respectively
       Outstanding--22,370 and 22,841 shares as of September 30, 2003
         and December 31, 2002, respectively                                            242           240
    Additional paid-in capital                                                      170,447       167,935
    Retained earnings                                                                66,858        64,754
    Treasury stock, at cost--1,817 and 1,204 shares as of
       September 30, 2003 and December 31, 2002, respectively                       (28,881)      (20,085)
    Accumulated other comprehensive income                                              298         1,024
                                                                                -----------    ----------

          Total stockholders' equity                                                208,964       213,868
                                                                                -----------    ----------

          Total liabilities and stockholders' equity                            $   289,977    $  278,273
                                                                                ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                  2003        2002        2003        2002
                                                                ---------   ---------   ---------   ---------
                                                                                (UNAUDITED)
Revenues:
     Research services                                          $  23,798   $  16,984   $  68,169   $  54,802
     Advisory services and other                                    8,410       4,954      22,499      18,625
                                                                ---------   ---------   ---------   ---------
          Total revenues                                           32,208      21,938      90,668      73,427
                                                                ---------   ---------   ---------   ---------

Operating expenses:
     Cost of services and fulfillment                              12,525       7,540      36,380      25,394
     Selling and marketing                                         10,749       7,094      29,523      23,820
     General and administrative                                     3,927       2,889      10,985       9,590
     Depreciation                                                   1,520       1,947       5,052       6,001
     Amortization of intangible assets                              2,608          82       6,140         246
     Integration costs                                                167          --         938          --
     Reorganization costs                                           1,230       3,082       1,230      12,170
                                                                ---------   ---------   ---------   ---------
          Total operating expenses                                 32,726      22,634      90,248      77,221
                                                                ---------   ---------   ---------   ---------
          (Loss) income from operations                              (518)       (696)        420      (3,794)

Other income (expense):
     Other income, net                                                787       1,221       3,201       4,262
     Impairments of non-marketable investments, net                    --        (859)       (572)     (3,593)
                                                                ---------   ---------   ---------   ---------
          Income (loss) before income tax provision (benefit)         269        (334)      3,049      (3,125)

Income tax provision (benefit)                                         83         (27)        945        (250)
                                                                ---------   ---------   ---------   ---------

          Net income (loss)                                     $     186   $    (307)  $   2,104   $  (2,875)
                                                                =========   =========   =========   =========

Basic net income (loss) per common share                        $    0.01   $   (0.01)  $    0.09   $   (0.12)
                                                                =========   =========   =========   =========

Diluted net income (loss) per common share                      $    0.01   $   (0.01)  $    0.09   $   (0.12)
                                                                =========   =========   =========   =========

Basic weighted average common shares outstanding                   22,462      23,263      22,572      23,254
                                                                =========   =========   =========   =========

Diluted weighted average common shares outstanding                 22,741      23,263      22,793      23,254
                                                                =========   =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 -------------------------
                                                                                     2003          2002
                                                                                 -----------    ----------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                            $     2,104    $   (2,875)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities--
        Depreciation                                                                   5,052         6,001
        Amortization of intangible assets                                              6,140           246
        Impairments of non-marketable investments, net                                   572         3,593
        Realized gain on sales of marketable securities                                 (509)           --
        Tax benefit from exercises of employee stock options                             239         2,179
        Deferred income taxes                                                            747           437
        Non-cash reorganization costs                                                     --         3,629
        Increase in provision for doubtful accounts                                       --           196
        Loss on disposals of property and equipment                                       --            92
        Amortization of premiums on marketable securities                                618           868
        Changes in assets and liabilities, net of acquisition--
            Accounts receivable                                                        9,088        13,541
            Deferred commissions                                                        (434)        1,642
            Prepaid expenses and other current assets                                  2,401        (1,923)
            Accounts payable                                                          (1,395)         (711)
            Accrued expenses                                                          (4,714)       (2,369)
            Deferred revenue                                                         (16,914)      (20,659)
                                                                                 -----------    ----------

               Net cash provided by operating activities                               2,995         3,887
                                                                                 -----------    ----------

Cash flows from investing activities:

    Acquisition of Giga Information Group, Inc., net of cash acquired                (57,027)           --
    Purchases of property and equipment                                               (1,122)       (1,028)
    Purchases of non-marketable investments                                           (3,150)       (3,825)
    Net (decrease) increase in other assets                                           (1,439)          411
    Purchases of marketable securities                                              (164,338)     (148,237)
    Proceeds from sales and maturities of marketable securities                      230,641       157,722
                                                                                 -----------    ----------

               Net cash provided by investing activities                               3,565         5,043
                                                                                 -----------    ----------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                             2,070         9,293
    Acquisition of treasury stock                                                     (6,796)      (14,830)
    Structured stock repurchases, net                                                 (1,793)       (2,000)
                                                                                 -----------    ----------

               Net cash used in financing activities                                  (6,519)       (7,537)

Effect of exchange rate changes on cash and cash equivalents                            (178)           73
                                                                                 -----------    ----------

Net (decrease) increase in cash and cash equivalents                                    (137)        1,466

Cash and cash equivalents, beginning of period                                        11,479        17,747
                                                                                 -----------    ----------

Cash and cash equivalents, end of period                                         $    11,342    $   19,213
                                                                                 ===========    ==========

Supplemental disclosure of cash flow information:

    Cash paid for income taxes                                                   $       940    $    2,382
                                                                                 -----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on its Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the periods ended September 30, 2003 may not be indicative of the results that may be expected for the year ended December 31, 2003, or any other period. Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

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

If compensation cost for Forrester's stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three and nine months ended September 30, 2003 and 2002 would have been approximately as follows (in thousands, except per share data):


                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ----------------------    ----------------------
                                                                    2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)            (IN THOUSANDS)
Net income (loss) as reported                                    $     186    $    (307)    $  2,104    $  (2,875)
Less: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards                                                            1,349        1,897       (4,724)       7,297
                                                                 ---------    ---------    ---------    ---------
Pro-forma net (loss) income                                      $  (1,163)   $  (2,204)    $ (2,620)   $ (10,172)
                                                                 =========    =========    =========    =========

Basic and diluted net income (loss) per share - as reported      $    0.01    $   (0.01)   $    0.09    $   (0.12)
                                                                 ---------    ---------    ---------    ---------
Basic and diluted net loss per share - pro forma                 $   (0.05)   $   (0.09)    $  (0.12)   $   (0.44)
                                                                 =========    =========    =========    =========


Income Taxes

Forrester provides for income taxes on an interim basis according to management's estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 - ACQUISITION OF GIGA

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,615,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $60,247,000 was paid as of September 30, 2003; $1,085,000 of estimated direct acquisition costs of which $1,025,000 was paid as of September 30, 2003; and $1,183,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $1,057,000 was paid as of September 30, 2003. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003. Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes and, accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

For the nine months ended September 30, 2003, the statement of income reflects a $1.1 million reclassification that reduced research services revenues and reduced selling and marketing expenses in order to be consistent with the presentation for the three months ended September 30, 2003. This reclassification is related to the finalization of the fair value assessment of deferred revenue with regard to the acquisition of Giga and had no impact on operating income.

Integration costs related to the acquisition of Giga are primarily related to orientation events to familiarize Forrester and Giga employees and data migration. These are reflected as a separate component of income from operations.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed at the date of acquisition. The final allocation of the purchase price is expected to be completed during the three month period ended December 31, 2003.


                                                       FEBRUARY 28,
                                                           2003
                                                       ------------
                                                           (IN
                                                        THOUSANDS)

Assets:
       Cash                                             $    5,302
       Accounts receivable                                  10,458
       Prepaid expenses and other current assets             1,393
       Property and equipment, net                           2,109
       Goodwill                                             41,852
       Intangible assets                                    19,484
       Deferred income taxes                                16,691
       Non-marketable investments and other assets           1,367

                                                        ----------
        Total assets                                    $   98,656
                                                        ----------

Liabilities:
       Accounts payable                                 $    1,485
       Accrued expenses                                     10,563
       Capital lease obligations                               208
       Deferred revenue                                     23,785
                                                        ----------

       Total liabilities                                $   36,041
                                                        ----------

       Net assets acquired                              $   62,615
                                                        ==========


The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:


                                    ASSIGNED      USEFUL
                                     VALUE         LIFE
                                    --------      ------
                                       (IN THOUSANDS)
Amortized intangible assets:
    Customer relationships         $   17,070     5 years
    Research content                    1,844     1 year
    Registered trademarks                 570     1 year
                                   ----------
       Subtotal                    $   19,484
                                   ==========


Amortization expense during the three and nine months ended September 30, 2003 related to the intangible assets acquired from Giga was $2,526,000 and $5,895,000, respectively.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2002.


                                               THREE MONTHS                 NINE MONTHS ENDED
                                            ENDED SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------        -----------------------------
                                                   2002                   2003               2002
                                            -------------------        -----------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                         $ 36,887              $ 101,242          $ 120,756
Income (loss) from operations                    $ (2,430)             $     (23)         $  (9,053)
Net income (loss)                                $ (1,367)             $   1,322          $  (5,516)
Basic net income (loss)  per common share        $  (0.06)             $    0.06          $   (0.24)
Diluted net income (loss) per common share       $  (0.06)             $    0.06          $   (0.24)


NOTE 3 - INTANGIBLE ASSETS

A summary of Forrester's amortizable intangible assets as of September 30, 2003 is as follows:


                                              GROSS CARRYING       ACCUMULATED             NET
                                                  AMOUNT          AMORTIZATION       CARRYING AMOUNT
                                              --------------      ------------       ---------------
                                                                 (IN THOUSANDS)
Amortized intangible assets:
        Customer relationships                  $   17,970          $  4,872           $   13,098
        Research content                             2,444             1,676                  768
        Registered trademarks                          570               332                  238
                                                ----------          --------           ----------
           Subtotal                             $   20,984          $  6,880           $   14,104
                                                ==========          ========           ==========

Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:


                                                               AMOUNTS
                                                           (IN THOUSANDS)
                                                           --------------
Remaining three months ending December 31, 2003              $    2,558
Year ending December 31, 2004                                     5,541
Year ending December 31, 2005                                     2,998
Year ending December 31, 2006                                     1,785
Year ending December 31, 2007                                     1,075
Year ending December 31, 2008                                       147

                                                             ----------
Total                                                        $   14,104
                                                             ==========



NOTE 4 - REORGANIZATIONS

On August 5, 2003, Forrester announced a reduction of its work force by approximately 30 positions in connection with the integration of Giga. As a result, Forrester recorded a reorganization charge of approximately $1.2 million in the three months ended September 30, 2003. Approximately 53% of the terminated employees had been members of the sales force, while 35% and 12% had held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, and other payments for professional services incurred in connection with the reorganization.

The costs related to the August 5, 2003 reorganization are as follows:


                                                                                    ACCRUED AS OF
                                                         TOTAL          CASH        SEPTEMBER 30,
                                                         CHARGE       PAYMENTS          2003
                                                         ------       --------          ----
                                                                   (IN THOUSANDS)
Workforce reduction                                     $  1,230       $   573         $   657
                                                        --------       -------         -------
Total                                                   $  1,230       $   573         $   657
                                                        ========       =======         =======

The accrued costs related to the August 5, 2003 reorganization are expected to be paid by March 31, 2004.

On July 24, 2002, Forrester announced a reduction of its work force by approximately 21 positions in response to conditions and demands of the market. As a result, Forrester recorded a reorganization charge of approximately $2.6 million in the three months ended September 30, 2002.

The costs related to the July 24, 2002 reorganization which were paid during the nine months ended September 30, 2003 are as follows:


                                                     ACCRUED AS OF                  ACCRUED AS OF
                                                     DECEMBER 31,       CASH         SEPTEMBER 30,
                                                         2002         PAYMENTS          2003
                                                         ----         --------          ----
                                                                    (IN THOUSANDS)
Workforce reduction                                     $   51         $   51          $   --
Facility consolidation and other related costs             661            156             505
                                                        ------         ------          ------
Total                                                   $  712         $  207          $  505
                                                        ======         ======          ======

The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:


                                                                                          ACCRUED AS OF
                                                        2003    2004    2005    2006   SEPTEMBER 30, 2003
                                                        ----    ----    ----    ----   ------------------
                                                                    (IN THOUSANDS)
Facility consolidation and other related costs          $ 53    $ 193   $ 183    $ 76         $ 505


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

Total costs related to the January 10, 2002 reorganization which were paid during the nine months ended September 30, 2003 are as follows:

                                        ACCRUED                                    ACCRUED
                                         AS OF                CASH                  AS OF
                                    DECEMBER 31,2002         PAYMENTS         SEPTEMBER 30, 2003
                                    ----------------         --------         ------------------
                                                          (IN THOUSANDS)
Workforce reduction                      $   --               $   --               $   --
Facility consolidation
   and other related costs                2,838                1,139                1,699
Depreciable assets                           --                   --                   --
                                         ------               ------               ------
Total                                    $2,838               $1,139               $1,699
                                         ======               ======               ======

The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                                                                ACCRUED AS OF
                                         2003               2004               2005               2006        SEPTEMBER 30, 2003
                                        ------             ------             ------             ------       ------------------
                                                                             (IN THOUSANDS)
Facility consolidation and other
   related costs                        $  310             $  746             $  416             $  227             $1,699

During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge recorded in July 2001 was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period.

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share for the three and nine months ended September 30, 2002 were computed by dividing net loss by the basic weighted average number of common shares outstanding during the periods. Diluted net income per common share for the three and nine months ended September 30, 2003 were computed by dividing net income by the diluted weighted average number of common shares outstanding during the periods. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                      --------------------       --------------------
                                                       2003          2002         2003          2002
                                                      ------        ------       ------        ------
                                                                      (IN THOUSANDS)
Basic weighted average common shares outstanding      22,462        23,263       22,572        23,254
Weighted average common equivalent shares                279            --          221            --
                                                      ------        ------       ------        ------
Diluted weighted average shares outstanding           22,741        23,263       22,793        23,254
                                                      ======        ======       ======        ======

During the three month periods ended September 30, 2003 and 2002, approximately 2,921,000 and 4,828,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

During the nine month periods ended September 30, 2003 and 2002, approximately 3,145,000 and 2,945,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                ---------------------       ----------------------
                                                                  2003         2002          2003          2002
                                                                --------     --------      --------     ---------
                                                                                (IN THOUSANDS)
Unrealized (loss) gain on marketable securities, net of taxes   $   (419)    $    723      $   (125)    $   1,112
Cumulative translation adjustment                                   (608)          38          (601)         (382)
                                                                --------     --------      --------     ---------
Total other comprehensive (loss) income                         $ (1,027)    $    761      $   (726)    $     730
Reported net income (loss)                                           186         (307)        2,104        (2,875)
                                                                --------     --------      --------     ---------
Total comprehensive (loss) income                               $   (794)    $    454      $  1,378     $  (2,145)
                                                                ========     ========      ========     =========

NOTE 7 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the nine months ended September 30, 2003 and 2002, Forrester contributed approximately $3.2 million and $3.8 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $15.4 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of September 30, 2003 was approximately $9.3 million. During the three months ended September 30, 2003, Forrester did not record any net impairments to these investments. During the three months ended September 30, 2002, Forrester recorded net impairments to these investments of approximately

$859,000. During the nine months ended September 30, 2003 and 2002, Forrester recorded net impairments to these investments of approximately $442,000 and $1.9 million, respectively, which are included in the consolidated statements of income, resulting in total cumulative net impairments recorded of approximately $4.2 million as of September 30, 2003. During the three months ended June 30, 2003, one of the private equity investment funds distributed publicly-listed common stock to Forrester. The disposal of the common stock resulted in a gain of $424,000 recorded in the consolidated statement of income for the nine months ended September 30, 2003 as a reduction of impairments of non-marketable investments. During the three months ended September 30, 2003 and 2002, fund management charges of approximately $84,000 and $121,000, respectively, were included in other income (expense) in the consolidated statements of income. During the nine months ended September 30, 2003 and 2002, fund management charges of approximately $326,000 and $362,000, respectively, were included in other income (expense) in the consolidated statement of income, bringing the total cumulative fund management charges paid by Forrester to approximately $1.5 million. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

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

As part of the acquisition of Giga discussed in Note 2, Forrester acquired an equity investment in GigaGroup S.A. GigaGroup S.A. was created in 2000 through the spin-off of Giga's French subsidiary, and holds an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. During the three and nine months ended September 30, 2003, Forrester recognized revenues of approximately $375,000 and $964,000, respectively, related to this distribution agreement. In November 2002, GigaGroup S.A. acquired CXP International, a provider of IT advisory services in France. As a result, Giga owned approximately 12% of the combined enterprise. The fair value of the equity investment acquired as a result of the acquisition of Giga was valued at approximately $1.2 million. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless a permanent impairment in its value occurs or the investment is liquidated.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 to impairments of non-marketable investments in the consolidated statement of income. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 to impairments of non-marketable investments in the statement of income. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, in the three-month period ended June 30, 2003 Forrester recorded a further write-down of $130,000 in the consolidated statement of income.

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

NOTE 8 - STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. During the nine months ended September 30, 2003, Forrester repurchased approximately 614,000 shares of common stock at an aggregate cost of approximately $8.8 million. During the nine months ended September 30, 2002, Forrester repurchased approximately 850,000 shares of common stock at an aggregate cost of approximately $14.8 million.

During the three months ended September 30, 2003, Forrester entered into a structured stock repurchase agreement giving it the right to acquire shares of Forrester common stock in exchange for an up-front net payment of $2.0 million. The agreement expires in November 2003. Pursuant to the agreement, if Forrester's stock price is above $16.86 on the expiration date, Forrester will have the investment of $2.0 million returned with a premium. If Forrester's stock price is below $16.86 on the expiration date, Forrester will receive approximately 124,000 shares of Forrester common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During the three months ended June 30, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million recorded as a reduction of additional paid-in-capital. Upon expiration of the agreement in August 2003, Forrester received approximately $2.1 million of cash which was recorded as an increase to additional paid-in capital.

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

NOTE 9 - SEGMENT AND ENTERPRISE WIDE REPORTING

As of January 1, 2002, Forrester implemented a structure under which its operations are managed within the following three operating groups ("Operating Groups"): (i) North America, (ii) Europe, and (iii) Asia, Middle East, Africa, and Latin America. All of the Operating Groups generate revenues through sales of the same research, strategic advisory services, and events offerings. Each of the Operating Groups is comprised of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. Because the three Operating Groups have similar economic characteristics, production processes, and class of client, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester's financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 represent the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------    -----------------------
                                           2003          2002         2003          2002
                                        ---------     ---------    ---------     ---------
                                                         (IN THOUSANDS)
United States                           $  23,286     $  16,017    $  64,930     $  53,016
United Kingdom                              2,722         1,767        7,934         6,244
Europe (excluding United Kingdom)           2,833         1,846        8,208         6,727
Canada                                      1,727           676        4,519         2,271
Other                                       1,640         1,632        5,077         5,169
                                        ---------     ---------    ---------     ---------
                                        $  32,208     $  21,938    $  90,668     $  73,427
                                        =========     =========    =========     =========

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                         ----------------------     --------------------
                                           2003          2002         2003         2002
                                         --------      --------     --------      ------
United States                                72%           73%          72%          72%
United Kingdom                                9             8            9            9
Europe (excluding United Kingdom)             9             8            9            9
Canada                                        5             3            5            3
Other                                         5             8            5            7
                                           ----          ----         ----         ----
                                            100%          100%         100%         100%
                                           ====          ====         ====         ====

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Under EITF 00-21, revenues for contracts which contain multiple deliverables that qualify for separation are allocated among the separate units in proportion to their relative fair values. The provisions of EITF 00-21 are effective for contracts entered into in fiscal periods beginning after June 15, 2003. Forrester adopted EITF 00-21 during the period ended September 30, 2003. The adoption of EITF 00-21 did not have a material impact on Forrester's consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective for all VIEs created or acquired after January 31, 2003 (of which there were none). For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this interpretation is not expected to have a material impact on Forrester's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, Forrester's financial and operating targets for the forth quarter of and full-year 2003, statements about the potential success of WholeView and other product offerings, the anticipated cost savings related to the reorganizations and reductions in force in full-year 2003, Forrester's ability to successfully integrate Giga, and the ability of Forrester to achieve success as the economy improves. These statements are based on Forrester's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, Forrester's ability to successfully integrate Giga into Forrester's operations, Forrester's ability to anticipate business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in Forrester's quarterly operating results, risks associated with Forrester's ability to offer new products and services, the actual amount of cost savings and the charge related to the reorganization and the reduction in force, and Forrester's dependence on renewals of its membership-based research services and on key personnel. This list of factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Risks and Uncertainties" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which has been filed with the SEC. We undertake no obligation to update publicly any forward looking statements, whether as a result of new information, future events, or otherwise. Unless the context otherwise requires, references in this Quarterly Report to "we," "us," and "our" refer to Forrester Research, Inc. and its subsidiaries.

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

In the first quarter of 2003, we acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. Giga provides objective research, pragmatic advice and personalized consulting on technology information. Emphasizing close interaction among analysts and clients, Giga enables companies to make better strategic decisions that are designed to maximize technology investments and achieve business results. The results of Giga's operations have been included in our consolidated financial statements since February 28, 2003.

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

Our operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization, amortization of intangible assets, integration costs, and reorganization costs. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Integration costs are related to our acquisition of Giga, and are primarily related to orientation events and data migration. Reorganization costs consist primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements and furniture and fixtures, and other payments for professional services incurred in connection with our various reorganizations. Reorganization costs also include additional depreciable assets, such as computer equipment and software, that were written off in connection with the reorganizations.

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased approximately 51% to $118.0 million as of September 30, 2003 from $78.4 million as of September 30, 2002 and from $78.1 million as of December 31, 2002. The increase in agreement value is primarily attributable to the acquisition of Giga in February 2003. No clients accounted for more than 2% of agreement value at September 30, 2003 or September 30, 2002. In past years, a substantial portion of our client companies renewed expiring contracts. Approximately 62% of our client companies (including clients acquired from Giga) with memberships expiring during the twelve months ended September 30, 2003 renewed one or more memberships for our products and services, compared with 55% of client companies with memberships expiring during the twelve months ended September 30, 2002. Renewal rates are not necessarily indicative of the rate of future retention of our revenue base.

On August 5, 2003, in connection with the integration of Giga, Forrester announced a general workforce reduction. As a result, Forrester reduced its workforce by approximately 30 positions and recorded a charge of $1.2 million in the three months ended September 30, 2003. This charge consisted primarily of severance and related expenses from the workforce reduction.

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

- REVENUE RECOGNITION. We generally invoice our research services, advisory services, and other services when orders are received. The contract amount is recorded as accounts receivable and deferred revenue when the client is invoiced. Research services are generally recorded as revenue ratably over the term of the agreement. Advisory services and other services are recognized during the period in which the services are performed. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of September 30, 2003, deferred revenues and deferred commissions totaled $51.6 million and $4.0 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.2 million as of September 30, 2003. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $12.7 million as of September 30, 2003. Our investments are in companies that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We recorded no impairment charges during the three months ended September 30, 2003. We recorded net impairment charges that totaled approximately $859,000 during the three months ended September 30, 2002, and $572,000 and $3.6 million during the nine months ended September 30, 2003 and September 30, 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL. We have goodwill related to our European operations and our acquisition of Giga that totaled approximately $55.1 million as of September 30, 2003. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. We have selected November 30th as the date of performing the annual goodwill impairment test. As of September 30, 2003, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $37.5 million as of September 30, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------     ------------------
                                                            2003         2002     2003          2002
                                                            ----         ----     ----          ----
Research services                                             74%          77%      75%           75%
Advisory services and other                                   26           23       25            25
                                                            ----         ----     ----          ----
Total revenues                                               100          100      100           100
Cost of services and fulfillment                              39           35       40            35
Selling and marketing                                         33           32       33            32
General and administrative                                    12           13       12            13
Depreciation                                                   5            9        6             8
Amortization of intangible assets                              8           --        7            --
Integration costs                                             --           --        1            --
Reorganization costs                                           4           14        1            17
                                                            ----         ----     ----          ----
(Loss) income from operations                                 (1)          (3)      --            (5)
Other income, net                                              2            6        4             6
Impairments of non-marketable investments                     --           (4)      (1)           (5)
                                                            ----         ----     ----          ----
Income (loss) before income tax provision (benefit)            1           (1)       3            (4)
Income tax provision (benefit)                                --           --        1            --
                                                            ----         ----     ----          ----
Net income (loss)                                              1%          (1)%      2%           (4)%
                                                            ====         ====     ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES. Total revenues increased 47% to $32.2 million in the three months ended September 30, 2003 from $21.9 million in the three months ended September 30, 2002. The acquisition of Giga closed on February 28, 2003 and, as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003.

Revenues from research services increased 40% to $23.8 million in the three months ended September 30, 2003 from $17.0 million in the three months ended September 30, 2002 and comprised 74% and 77% of total revenues during the three months ended September 30, 2003 and 2002, respectively. Increases in total revenues and revenues from research services were primarily attributable to increases in agreement value and client companies as a result of the Giga acquisition. No single client company accounted for more than 2% of revenues during the three months ended September 30, 2003 or 2002.

Advisory services and other revenues increased 70% to $8.4 million in the three months ended September 30, 2003 from $5.0 million in the three months ended September 30, 2002. During the three months ended September 30, 2003, we held one Forrester Forum as compared to two Forrester Summits held during the three months ended September 30, 2002. The increase in advisory services and other revenues is primarily attributable to increases in the number of clients, to 1,763 at September 30, 2003 from 1,165 at September 30, 2002, and research employees delivering advisory services to 193 employees at September 30, 2003 from 127 employees at September 30, 2002. The increase in clients and headcount in our research organization is primarily attributable to the acquisition of Giga.

Revenues attributable to customers outside the United States increased 51% to $8.9 million in the three months ended September 30, 2003 from $5.9 million in the three months ended September 30, 2002. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 28% during the three months ended September 30, 2003 from 27% during the three months ended September 30, 2002. The increase in international revenues in dollars is primarily attributable to the acquisition of Giga. The increase in international revenues as a percentage of total revenues is primarily attributable to an increase in the delivery of advisory services in Europe. We invoice our international clients in U.S. dollars, British pounds sterling, and the euro. The effect of changes in currency exchange rates has historically not had a significant impact on our results of operations.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 39% in the three months ended September 30, 2003 from 35% in the three months ended September 30, 2002. These expenses increased 66% to $12.5 million in the three months ended September 30, 2003 from $7.5 million in the three months ended September 30, 2002. The increases in expenses and expenses as a percentage of revenues were primarily attributable to greater compensation costs, as headcount in our research organization increased to 193 employees at September 30, 2003 from 127 employees at September 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel at the time of acquisition.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 33% in the three months ended September 30, 2003 from 32% in the three months ended September 30, 2002. These expenses increased 52% to $10.7 million in the three months ended September 30, 2003 from $7.1 million in the three months ended September 30, 2002. The increases in expenses and expenses as a percentage of total revenues were primarily attributable to greater compensation costs, as headcount in our sales organization increased to 189 employees at September 30, 2003 from 117 employees at September 30, 2002. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel at the time of acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 12% in the three months ended September 30, 2003 from 13% in the three months ended September 30, 2002. These expenses increased 36% to $3.9 million in the three months ended September 30, 2003 from $2.9 million in the three months ended September 30, 2002. The increase in expenses was primarily due to greater compensation costs and professional fees as a result of the Giga acquisition. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

DEPRECIATION. Depreciation expense decreased 22% to $1.5 million in the three months ended September 30, 2003 from $1.9 million in the three months ended September 30, 2002. The decrease in these expenses was principally due to the write-off of certain depreciable assets in connection with the workforce reorganizations in July 2002 partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga and other capital expenditures during the nine months ended September 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $2.6 million in the three months ended September 30, 2003 from $82,000 in the three months ended September 30, 2002. This increase in amortization expense is attributable to the amortization of intangible assets acquired in connection with the acquisition of Giga.

INTEGRATION COSTS. We incurred integration costs of $167,000 during the three months ended September 30, 2003. These integration costs are related to our acquisition of Giga, and are primarily related to orientation events to familiarize Forrester and Giga employees and data migration.

REORGANIZATION COSTS. Reorganization costs decreased to $1.2 million in the three months ended September 30, 2003 from $3.1 million in the three months ended September 30, 2002. During the three months ended September 30, 2003, these costs related to severance and related benefits costs in connection with the termination of approximately 30 positions. During the three months ended September 30, 2002, these costs related to facility consolidation costs, and severance and related benefits costs in connection with the termination of approximately 21 positions.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 36% to $787,000 during the three months ended September 30, 2003 from $1.2 million the three months ended September 30, 2002. The decrease is primarily attributable to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $859,000 during the three months ended September 30, 2002.

PROVISION FOR INCOME TAXES. During the three months ended September 30, 2003, we recorded an income tax provision of $83,000 reflecting an effective tax rate of 31%. During the three months ended September 30, 2002, we recorded a tax benefit of $27,000, which reflected an effective tax rate of 8%. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2003 as compared to 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES. Total revenues increased 23% to $90.7 million in the nine months ended September 30, 2003 from $73.4 million in the nine months ended September 30, 2002. The acquisition of Giga closed on February 28, 2003 and, as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003.

Revenues from research services increased 24% to $68.2 million in the nine months ended September 30, 2003 from $54.8 million in the nine months ended September 30, 2002 and comprised 75% of total revenues during each period. Increases in total revenues and revenues from research services were primarily attributable to increases in agreement value and client companies as a result of the Giga acquisition compared to the same nine-month period in 2002. No single client company accounted for more than 2% of revenues during the nine months ended September 30, 2003 or 2002.

Advisory services and other revenues increased 21% to $22.5 million in the nine months ended September 30, 2003 from $18.6 million in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we held four Forrester Forums, one Forrester Summit and four Giga events as compared to three Forrester Forums and six Forrester Summits held during the nine months ended September 30, 2002. The increase in advisory services and other revenues is primarily attributable to increases in the number of clients, to 1,763 at September 30, 2003 from 1,165 at September 30, 2002, and research employees delivering advisory services to 193 employees at September 30, 2003 from 127 employees at September 30, 2002. The increase in clients and headcount in our research organization is primarily attributable to the acquisition of Giga.

Revenues attributable to customers outside the United States increased 26% to $25.7 million in the nine months ended September 30, 2003 from $20.4 million in the nine months ended September 30, 2002. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 28% during the nine months ended September 30, 2003 and 2002. The increase in international revenues in dollars is primarily attributable to the acquisition of Giga.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 40% in the nine months ended September 30, 2003 from 35% in the nine months ended September 30, 2002. These expenses increased 43% to $36.4 million in the nine months ended September 30, 2003 from $25.4 million in the nine months ended September 30, 2002. The increases in expenses and expenses as a percentage of revenues were primarily attributable to greater compensation costs, as headcount in our research organization increased to 193 employees at September 30, 2003 from 127 employees at September 30, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel at the time of acquisition.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 33% in the nine months ended September 30, 2003 from 32% in the nine months ended September 30, 2002. These expenses increased 24% to $29.5 million in the nine months ended September 30, 2003 from $23.8 million in the nine months ended September 30, 2002. The increase in expenses and expenses as a percentage of total revenues was primarily attributable to greater compensation costs, as headcount in our sales organization increased to 189 employees at September 30, 2003 from 117 employees at September 30, 2002. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel at the time of acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 12% in the nine months ended September 30, 2003 from 13% in the nine months ended September 30, 2002. These expenses increased 15% to $11.0 million in the nine months ended September 30, 2003 from $9.6 million in the nine months ended September 30, 2002. The increase in expenses was primarily due to greater compensation costs and professional fees as a result of the Giga acquisition. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

DEPRECIATION. Depreciation expense decreased 16% to $5.1 million in the nine months ended September 30, 2003 from $6.0 million in the nine months ended September 30, 2002. The decrease in these expenses was principally due to the write-off of certain depreciable assets in connection with the workforce reorganizations in July 2002 partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga and other capital expenditures during the nine months ended September 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $6.1 million in the nine months ended September 30, 2003 from $246,000 in the nine months ended September 30, 2002. This increase in amortization expense is a result of the amortization of intangible assets acquired in connection with the acquisition of Giga.

INTEGRATION COSTS. We incurred integration costs of $938,000 during the nine months ended September 30, 2003. These integration costs of $938,000 are related to our acquisition of Giga, and are primarily related to orientation events to familiarize Forrester and Giga employees and data migration.

REORGANIZATION COSTS. Reorganization costs decreased to $1.2 million in the nine months ended September 30, 2003 from $12.2 million in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, these costs related to severance and related benefits costs in connection with the termination of approximately 30 positions. During the nine months ended September 30, 2002, these costs related to facility consolidation costs, severance and related benefits costs in connection with the termination of approximately 147 positions, and losses incurred in the disposal of certain depreciable assets.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 25% to $3.2 million during the nine months ended September 30, 2003 from $4.3 million during the nine months ended September 30, 2002. The decrease is primarily due to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital. Other income for the nine months ended September 30, 2003 includes realized gains on the sales of marketable securities of $509,000 compared to minimal gains on the sales of marketable securities during the nine months ended September 30, 2002.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $572,000 during the nine months ended September 30, 2003 compared to $3.6 million during the nine months ended September 30, 2002.

PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2003, we recorded an income tax provision of $945,000 reflecting an effective tax rate of 31%. During the nine months ended September 30, 2002, we recorded a tax benefit of $250,000, which reflected an effective tax rate of 8%. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 75% of our revenues during the nine months ended September 30, 2003, are annually renewable and are generally payable in advance. We generated cash from operating activities of $3.0 million and $3.9 million during the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, we generated $3.6 million of cash from investing activities, consisting primarily of $66.3 million received from net sales of marketable securities, offset by $57.0 million, net of cash acquired, for the purchase of Giga, $3.2 million for net purchases of non-marketable investments and $1.1 million for purchases of property and equipment. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

During the nine months ended September 30, 2003, we used $6.5 million of cash in financing activities, consisting of $6.8 million for repurchases of our common stock and $1.8 million for the net investment in structured stock repurchase programs, offset by $2.1 million in proceeds from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

In the first quarter of 2003, Forrester acquired Giga, a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and has reduced the operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,615,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $60,247,000 was paid as of September 30, 2003; $1,085,000 of estimated direct acquisition costs of which $1,025,000 was paid as of September 30, 2003; and $1,183,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $1,057,000 was paid as of September 30, 2003. The remaining payments are expected to be completed by March 31, 2004.

As of September 30, 2003, we had cash and cash equivalents of $11.3 million and marketable securities of $117.5 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of September 30, 2003, in connection with our stock repurchase program we had repurchased 1.8 million shares of common stock at an aggregate cost of approximately $28.9 million.

During the three months ended September 30, 2003, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million. This agreement expires in November 2003. Pursuant to the agreement, if our stock price is above $16.86 on the expiration date, we will have the investment of $2.0 million returned with a premium. If our stock price is below $16.86 on the expiration date, we will receive approximately 124,000 shares of our common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During each of the three month periods ended March 31, 2003 and June 30, 2003, we entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each agreement, we received approximately $2.1 million of cash.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. As of September 30, 2003, we had contributed approximately $15.4 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

As of September 30, 2003, we had future contractual obligations as follows*:

                                                 FUTURE PAYMENTS DUE BY YEAR
                           ---------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS      TOTAL     2003       2004        2005      2006     2007   THEREAFTER
-----------------------    --------  --------  ---------    --------  --------  ------- ----------
                                                      (IN THOUSANDS)
Operating leases           $ 40,527   $ 2.858   $ 11,240    $ 10,809   $ 7,780  $ 3,088  $ 4,752
                           ========  ========  =========    ========  ========  =======  =======

------------
* The above table does not include the remaining $4.6 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $4.3 million.

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

Principal amounts by expected maturity in U.S. dollars are as follows:

                                       FAIR VALUE
                                    AT SEPTEMBER 30,
                                          2003         FY 2003     FY 2004    FY 2005   FY 2006    FY 2007
                                      -----------     ----------   --------   -------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Cash equivalents                      $       967     $      967   $     --   $    --   $     --   $     --
Weighted average interest rate               1.13%          1.13%        --        --         --         --
Investments                           $   117,539     $   53,701   $ 11,710   $14,269   $ 18,959   $ 18,900
Weighted average interest rate               2.89%          1.75%      3.35%     3.80%      4.08%      4.00%
Total portfolio                       $   118,506     $   54,668   $ 11,710   $14,269   $ 18,959   $ 18,900
Weighted average interest rate               2.88%          1.74%      3.35%     3.80%      4.08%      4.00%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2003, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk was approximately $13.3 million.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 13a-15 of the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Section 13a-15 of the Securities Exchange Act of 1934.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b) Reports on Form 8-K

Forrester filed a Current Report on Form 8-K on August 5, 2003 disclosing under
Item 12 its second quarter press release dated August 5, 2003.

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

Date: November 14, 2003

                              By: /s/ Warren Hadley
                                  -----------------------------------
                              Warren Hadley
                              Chief Financial Officer and Treasurer
                              (principal financial and accounting officer)

Date: November 14, 2003

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