Form 10-K
period 2003-12-31
FORRESTER RESEARCH INC
filed 2004-03-12
CIK 1023313

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $232,870,622.

     As of March 8, 2004, 22,067,204 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 2003 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. is an independent technology research company that conducts research and provides advice about the impact of technologies on business, consumers, and society. We provide our clients with a holistic perspective on technology and business, which we call the WholeView(TM). This approach provides guidance on business strategy, technology investments, and customer trends that clients need to win customers, identify new markets, and scale their operations to gain competitive advantages. Our products and services are targeted to senior management, business strategists, and marketing and technology professionals at companies with more than $1 billion in revenues who use our prescriptive and executable research to understand and capitalize on changing business models and emerging technologies.

     We offer our clients a flexible selection of engagement opportunities in the areas of Research, Data, Consulting, and Community. Research serves as the foundation of all our offerings and consists primarily of annual memberships to our WholeView Research that provide comprehensive access to our core research on a wide range of business and technology topics. These include the impact that the application of technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. In addition to our WholeView Research, we also provide several client-focused products and services in our Data, Consulting, and Community offerings. Each of these allow our clients to interact directly with analysts and explore in greater detail the issues and topics covered by our WholeView Research on a client-specific basis. Our Data and Consulting products and services provide opportunities for custom analysis tailored to clients' specific needs. Our Community offerings allow senior executives to receive targeted analysis and exchange relevant advice on best practices by engaging in exclusive peer interactions, either through membership in a Community program or attendance at a specific Forrester Event. Events are conferences devoted to critical business and technology issues, which bring together our clients and major technology and business leaders to discuss the impact of technology change on business. Our WholeView Research platform combines with our Data, Consulting, and Community products and services to provide our clients with comprehensive, integrated access to our research, analysts, online tools, presentations, advice, and speeches.

     We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996. In February 2003, we acquired Giga Information Group, Inc., or Giga, a global technology advisory firm, pursuant to a cash tender offer and second step merger. Giga's products and services enhanced our offerings by providing objective research, pragmatic advice, and personalized consulting on information technology. We have worked carefully to integrate Giga into Forrester in a manner that preserves and enhances the core features that both companies' customers have valued most.

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

INDUSTRY BACKGROUND

     Emerging technologies continue to play a central role in companies' efforts to remain both competitive and cost-efficient in an increasingly complex global business environment. These decisions require participation from corporate leaders, business managers, marketing executives, and technology professionals. Together, these individuals must work to reduce and even eliminate the traditional separations between marketing, business strategy, and technology to reach new markets, gain competitive advantage, and develop high customer service and loyalty levels. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

     Consequently, companies rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. We believe there is a need for objective research that is thematic, prescriptive, executable, and that provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     Our business and technology expertise enables us to offer our clients the best available research on changing business models and technologies, technology investments, implementation changes, and customer trends. Our solution provides our clients with:

     THE WHOLEVIEW. We provide our clients with a comprehensive and unified view of technology's impact on business, which we call the WholeView, the primary component of which is WholeView Research. WholeView Research provides our clients with comprehensive access to our core research offerings. Our WholeView Research combines with our Data, Consulting, and Community products and services to offer clients access to the research, data, analysts, and peer insights they need to:

     - Assess potential new markets, competitors, products, and services.

     - Anticipate technology-driven business model shifts.

     - Understand how technology affects consumers and can improve business processes.

     - Educate, inform, and align strategic decision-makers in their organizations.

     - Navigate technology implementation challenges and optimize technology investments.

     - Capitalize on emerging technologies.

     A UNIFIED SET OF SERVICES TO BUILD BUSINESS AND TECHNOLOGY
STRATEGIES. Clients may combine our WholeView Research with Data, Consulting, and Community offerings to enhance their understanding and the value of the core research offerings on a customer-specific basis.

     EXPERTISE ON EMERGING TECHNOLOGIES. We started our business in 1983 and have a long history of, and extensive experience in, identifying technology trends and providing research and executable advice on the impact of technology on business. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences, and are often quoted in the media. They enjoy direct access to the leaders and decision-makers within large enterprises and technology vendors. We provide our research analysts with training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, executable insight and research to our clients.

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading technology research firm and to capitalize on demand for our research by:

     IDENTIFYING AND DEFINING NEW BUSINESS MODELS, TECHNOLOGIES, AND
MARKETS. We seek to position ourselves ahead of other research firms by delivering pragmatic and forward-thinking research and analysis on the impact of technology on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of technology before these changes appear on the horizons of most users, vendors, and other research firms. Our early identification of these shifts enables us to help our clients capitalize on emerging business models and technologies.

     LEVERAGING THE WHOLEVIEW. Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing research and introduce innovative new products. In February 2004, we leveraged our Whole View Research to package our Data, Consulting, and Community offerings to enhance and supplement our products and services and which are designed to address clients' customized needs.

     USING TARGETED, GLOBAL SALES CHANNELS. We sell our products and services directly through our headquarters in Cambridge, Massachusetts and through our research centers and sales offices in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations, including Australia and South America. We continually seek to increase average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management, and shorten our sales cycle through marketing initiatives.

     GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING
CLIENTS. We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new units and divisions within our existing client companies. With our acquisition of Giga, we have extended our research coverage by offering products directed specifically at technology practitioners and hope to capitalize on that extension with both existing and new clients. We believe that within our client base of 1,812 client companies as of December 31, 2003, there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research. For information regarding our operating segments and financial information about geographic areas, see Note 13 "Operating Segment and Enterprise Wide Reporting" of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

     DEVELOPING AND RETAINING OUTSTANDING RESEARCH PROFESSIONALS. The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes quality, cooperation, and creativity, helps us to develop and retain high-caliber research professionals. We provide a competitive compensation structure, recognition and rewards for excellent individual and team performance.

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

PRODUCTS AND SERVICES

     We offer our clients a selection of products and services in the areas of Research, Data, Consulting, and Community. Research serves as the foundation of all our offerings and is comprised of annually renewable memberships to WholeView 2 Research that provide our clients comprehensive access to research containing unified guidance on business strategy, technology investments, implementation changes, and customer trends. We also offer a flexible selection of products and services categorized as Data, Consulting, and Community designed to customize the insights from WholeView 2 Research to clients' specific needs.

  WHOLEVIEW 2 RESEARCH

     In February 2004, we introduced WholeView 2 Research, a holistic, unified offering that provides clients with comprehensive access to our core research offerings designed to inform our clients' strategic decision-making. Like the original WholeView Research product introduced in January 2002, WholeView 2 Research consists of a library of cross-linked documents that interconnects our reports, data, product rankings, and research archives and allows clients to move barrier-free across our research. WholeView 2 Research is an integrated product that incorporates those topic areas formerly addressed by Giga's core research product and thus preserves and enhances the core features of both Forrester and Giga research products.

     WholeView 2 Research addresses the interplay of business demands and technology capabilities through two components: Business View and IT View.

     - BUSINESS VIEW consists of research targeting industry-specific challenges, trends, and best practices. This research is particularly targeted to marketers, business strategists, product developers, and customer experience managers. In general, our Business View is comprised of the research that previously formed our original WholeView Research package, specifically, our core business strategy research offerings, Technographics(R), and TechRankings(R).

      - Business Strategy Research. Formerly referred to as TechStrategy(TM), this research provides qualitative industry and technology research that analyzes the impact of technology change and informs strategic decision-making.

      - Technographics. Technographics provides primary data and quantitative research that analyzes how technology is considered, bought, and used by consumers and businesses. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 200,000 households in North America and Europe, which is analyzed and categorized into relevant market segments to help organizations capitalize on changing consumer behavior. Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others.

      - TechRankings. TechRankings consists of customizable, interactive research databases and Web tools that evaluate enterprise technologies on the basis of hands-on laboratory testing and measurement of characteristics weighted by us. TechRankings research synthesizes a rigorous combination of product evaluation results, market analysis, and user interviews to provide detailed, objective guidance to clients as they select and implement emerging technologies.

     Below is a listing of research and topics included in Business View:

   All research published in the following topic areas:

   AUTOMOTIVE
   BUSINESS TECHNOGRAPHICS
   CONSUMER DEVICES & ACCESS
   CONSUMER PACKAGED GOODS
   CONSUMER TECHNOGRAPHICS
   CUSTOMER EXPERIENCE
   FINANCIAL SERVICES
   HEALTHCARE & LIFE SCIENCE
   IT SERVICES AND OUTSOURCING
   IT SPENDING
   MARKETING & ADVERTISING
   MEDIA & ENTERTAINMENT
   OTHER VERTICALS
   RETAIL
   TECHRANKINGS
   TELECOMMUNICATIONS
   TRAVEL
   Select research published in the following topic areas:

   APPLICATION DEVELOPMENT
   COMPUTING SYSTEMS
   CONTENT & COLLABORATION
   ENTERPRISE APPLICATIONS
   ENTERPRISE MOBILITY
   IT MANAGEMENT
   NETWORKING
   PORTALS AND SITE TECHNOLOGY
   SECURITY
   SOFTWARE INFRASTRUCTURE

     - IT VIEW consists of research that provides an extensive focus on information technology management and technology investment issues, as well as developments in technology products and services. This research delivers insight into the issues challenging IT professionals, technology product designers, and marketers and business strategists at technology providers. In general, IT View is comprised of the research that previously formed Giga's core research product.

     Below is a listing of research and topics included in IT View:

   All research published in the following topic areas:

   APPLICATION DEVELOPMENT
   BUSINESS INTELLIGENCE
   BUSINESS TECHNOGRAPHICS
   COMPUTING SYSTEMS
   CONTENT & COLLABORATION
   ENTERPRISE APPLICATIONS
   ENTERPRISE MOBILITY
   IT MANAGEMENT
   IT SERVICES &OUTSOURCING
   IT SPENDING
   NETWORKING
   PORTALS AND SITE TECHNOLOGY
   SECURITY
   SOFTWARE INFRASTRUCTURE
   TECHRANKINGS
   TECH SECTOR ECONOMICS
   Select research published in the following topic areas:

   CUSTOMER EXPERIENCE

     Clients subscribing to our WholeView 2 Research may choose between two membership levels:

     - WHOLEVIEW 2 MEMBER LICENSES include access to the written research, as well as Unlimited Inquiry with all analysts, one Event seat, and ForrTel(TM) access.

      - Unlimited Inquiry. Unlimited Inquiry enables clients to contact any of our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or to answer questions about unfolding industry events. Typically, Unlimited Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our Client Resource Center.

      - Event Seat. Events bring together senior executives for one- or multi-day conferences to network with their peers and to hear business leaders discuss the impact of technology on business.

      - ForrTel. ForrTels are hour-long audio teleconferences on selected topics that are held daily. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees.

     - WHOLEVIEW 2 READER LICENSES provide access to our written research.

     Both Member and Reader clients receive access to our Client Resource Center which is a call center dedicated to providing additional information about our research, methodologies, coverage areas, and sources. The Client Resource Center is available on demand to help clients navigate our Web Site, find relevant data and forecasts, and put clients in contact with the appropriate analyst for inquiries.

  DATA

     Our Data products and services focus on consumers' and business users' attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our Technographics research or choose to have us conduct data analysis on their behalf. Our Data products include:

     - CONSUMER AND BUSINESS TECHNOGRAPHICS DATA & SERVICES. Our Technographics Data & Services leverage our core research findings to provide an in-depth understanding of how consumers and businesses think about and use technology. We combine respondent data sets from our Technographics surveys into three offerings: Consumer Technographics North America, Consumer Technographics Europe, and Business Technographics North America. We also provide insight into how consumers think about, buy, and use technology in the categories of devices and media, healthcare, financial services, retail, and travel. Additionally, clients have access to a Technographics data specialist to help them use the research effectively to meet their specific business needs.

     - CONSUMER TECHNOGRAPHICS OMNIBUS SURVEY. The Technographics Omnibus Survey provides our clients with the ability to contact 5,000 U.S. households that already have responded to our most recent annual benchmark survey, and ask a specific new question. We append the responses to the full benchmark survey, as well as the client-specific question, so that a client can conduct multiple cross-tabs on the data. In effect, with the Technographics Omnibus Survey, clients have access to custom data at a much lower cost than full-scale, customized research.

     - CUSTOM CONSUMER RESEARCH. Leveraging our experience and data from our Technographics research, our Custom Consumer Research advisors collaborate with clients' teams to design research agendas aimed at understanding those clients' consumers. The Custom Consumer Research team thoroughly assesses each project to recommend a methodology that will best answer our clients' strategic questions. We employ a wide range of methodologies to accomplish this, including: custom surveys, custom segmentations, in-depth interviews, and focus groups.

  CONSULTING

     Our Consulting services leverage our WholeView 2 Research to deliver customized research services designed to assist clients in executing corporate strategy, promoting new initiatives, or making large technology investments. Programs and deliverables are designed collaboratively by a research analyst and a client.

     Through our consulting services, we help our clients develop a combination of existing and custom research to address a range of issues, including:

     - Market Strategy

     - Effective Use of Technology

     - Innovation & Organizational Design

     - Supply & Demand Networks

     - IT Sourcing

  COMMUNITY

     Our Community products and services are designed to foster effective connections between peers, analysts, and the relevant research. Each of our Community programs provide exclusive networking opportunities, advice on best practices, and targeted analysis. Community products and services include annual memberships in the Forrester Oval Program(TM), participation in Web Site Reviews and Boot Camps, and attendance at Forrester Events.

     - FORRESTER OVAL PROGRAM. Clients may choose to participate in one or more of the following Forrester Oval Programs:

        - The CIO Group

        - Analyst Relations & Marketing Council

        - Application Development Council

        - Enterprise Architecture Council

        - Security & Risk Management Council

     Our Forrester Oval Program is an exclusive offering for senior executives at large companies worldwide. Members receive access to the following:

        - senior analyst teams for individual research-related questions,

        - membership-directed research which includes comprehensive coverage of industry trends and best practices,

        - exclusive industry-specific benchmark data, and

        - peer-to-peer networking through premier event meetings and group audio-conferences.

     - WEB SITE REVIEWS AND BOOT CAMPS. Our Web Site Reviews provide targeted, action-oriented assessments of clients' Web sites, extranets, or intranets. Feedback is based on comprehensive examination of the site by our analysts, as well as any additional information a client provides about its Web strategies. Boot Camps focus on Web design and strategy and teach clients how to review and produce useful, user-friendly sites.

     - FORRESTER EVENTS. We host multiple Events in various locations throughout the year. Events build upon past Forrester and Giga conferences to bring together senior executives to network with their peers and to hear business leaders discuss the impact of technology on business.

PRICING AND CONTRACT SIZE

     We derive our revenue from client contracts consisting of two primary categories of revenue: research and advisory services. All the product offerings listed above are comprised of research, advisory services, or some combination of the two. Research offerings generate research revenues only, and Consulting offerings consist solely of advisory services revenues. Our Data and Community offerings, however, generate a combination of research and advisory services revenues.

     Contract pricing for annual memberships for research only is principally a function of the number of recipients at the client. Pricing of contracts for research and advisory services is a function of the number of research recipients, and the amount and type of advisory services. The average contract for annual memberships for research only at December 31, 2003 was approximately $38,200, a decrease of 13% from $43,900 at December 31, 2002, principally as a result of lower average contract values for contracts with legacy Giga customers. The average contract for an annual membership for research which also included advisory services at December 31, 2003 was approximately $78,400, a decrease of 3% from $80,500 at December 31, 2002.

     We believe that the agreement value of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time without regard to how much revenue has already been recognized. Principally as a result of the Giga acquisition in February 2003, agreement value increased 62% to $126.3 million at December 31, 2003 from $78.1 million at December 31, 2002.

RESEARCH ANALYSTS AND METHODOLOGY

     We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. Our research provides consistent research themes and comprehensive coverage of business and technology issues across our coverage areas.

     We ascertain the issues important to technology users through thousands of interactions and surveys with vendors and business, marketing, and IT professionals. Accordingly, the majority of our research is determined directly by the issues our clients face each day. We use the following primary research inputs:

     - Confidential interviews with early adopters and mainstream users of new technologies.

     - In-depth interviews with technology vendors and suppliers of related services.

     - Ongoing briefings with vendors to review current positions and future directions.

     - Continuous dialogue with our clients to identify technology issues in the marketplace.

     Our Technographics research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

     Our TechRankings research combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive scorecards, databases, and reports.

     Collaboration between analysts is an integral part of our process, leading to higher-quality research and a unified perspective. All of our WholeView 2 Research begins either with a client or vendor catalyst or with discussion sessions among analysts to generate ideas for research. Analysts test ideas throughout the research process at both informal and weekly research meetings. Our reports are consistent in format, and we require our analysts to write in a structure that combines graphics with easy-to-read text to deliver concise, decisive, relevant, and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report. An analyst who has not been involved in the creation of a particular report reviews the report to ensure quality, clarity, and readability. All research is reviewed and graded by senior research management.

SALES AND MARKETING

     We sell our products and services directly through our headquarters in Cambridge, Massachusetts and through our research centers and sales offices in various locations in North America, Europe, and Asia. We also sell our research products directly online through our Web site and use local independent sales representatives to market and sell our products and services internationally in selected international markets, including Australia and South America.

     We employed 190 sales representatives as of December 31, 2003, an increase of 81% from 105 as of December 31, 2002, principally due to our acquisition of Giga. Our direct sales force consists of:

     - Sales directors who focus on high-level client contact and service.

     - Account managers who are responsible for maintaining and leveraging the current client base by renewing and selling additional products and services to existing clients.

     - Account executives who develop new business in assigned territories.

     - Telesales (inside sales) representatives who focus on smaller client prospects and renewals.

     Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in emerging technology research. We actively promote brand awareness via our Web site, Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

     As of December 31, 2003, our research was delivered to 1,812 client companies. No single client company accounted for more than 3% of our revenues for the year ended December 31, 2003.

COMPETITION

     We believe that the principal competitive factors in our industry include the following:

     - Quality of research and analysis.

     - The ability to offer products and services that meet the changing needs of organizations for research and analysis.

     - Customer service.

     - Independence from vendors and clients.

     - Timely delivery of information.

     - The ability to leverage new technologies.

     - Price.

     We believe that we compete favorably with respect to each of these factors. We feel that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our WholeView approach, research methodology, and easy-to-read formats distinguish us from our competitors.

     We compete principally in the market for research about technology. Our principal direct competitors include other providers of similar services, such as Gartner Group, as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 2003, we employed a total of 560 persons, including 193 research staff and 190 sales representatives.

     Our culture emphasizes certain key values -- including client service, quality, and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. Each new employee that we hire undergoes a multi-day training process. This training includes workshops and presentations by select managers, which focus on our corporate goals and provide individuals with the skills necessary to achieve our key values.

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

     FLUCTUATIONS IN OUR OPERATING RESULTS. Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

     - The timing and size of new and renewal memberships for our research from clients.

     - The timing of revenue-generating Events sponsored by us.

     - The utilization of our advisory services by our clients.

     - The introduction and marketing of new products and services by us and our competitors.

     - The hiring and training of new analysts and sales personnel.

     - Changes in demand for our products and services.

     - General economic conditions.

     As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, or strategic alliances by us or the technology industry may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

     A DECLINE IN RENEWALS FOR OUR MEMBERSHIP-BASED RESEARCH SERVICES. Our success depends in large part upon renewals of memberships for our research products. Approximately 66%, 57%, and 51% of our client companies with memberships expiring during the years ended December 31, 2003, 2002, and 2001, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The increase in renewal rates from 2002 to 2003 are reflective of the acquisition of Giga during 2003 and an improving economic environment. Any future declines in renewal rates could have an adverse effect on our revenues.

     ABILITY TO DEVELOP AND OFFER NEW PRODUCTS AND SERVICES. Our future success will depend in part on our ability to offer new products and services. These new products and services must successfully gain market acceptance by addressing specific industry and business organization sectors and by anticipating and identifying changes in client requirements and changes in the technology industry. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is risky and costly. We may not be able to introduce new, or assimilate acquired, products or services successfully. Our failure to do so would adversely affect our ability to maintain a competitive position in our market and continue to grow our business.

     LOSS OF KEY MANAGEMENT. Our future success will depend in large part upon the continued services of a number of our key management employees. The loss of any one of them, in particular George F. Colony, our founder, Chairman of the Board, and Chief Executive Officer, could adversely affect our business.

     THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF. Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies, and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

     INTEGRATION OF GIGA. In February 2003, we acquired Giga, a global technology advisory firm. We may be unable to achieve all of the anticipated benefits from this acquisition. For example, we cannot be certain that all of Giga's customers will continue to do business with us. If we do not complete the integration of Giga effectively, we may fail to achieve all of the benefits we expected from the acquisition and our financial condition and results of operations may be adversely affected.

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

EXECUTIVE OFFICERS

     The following table sets forth information about our directors and executive officers as of March 15, 2004.

NAME                                     AGE                     POSITION
----                                     ---                     --------
George F. Colony.......................  50    Chairman of the Board, Chief Executive
                                               Officer, and President
Richard C. Belanger....................  39    Chief Technology Officer
Tahar Bouhafs..........................  47    Managing Director, Forrester Asia, MEA, Latin
                                               America
Neil Bradford..........................  31    President, Forrester North America
Robert W. Davidson.....................  56    President, Forrester Europe
Warren Hadley..........................  35    Chief Financial Officer and Treasurer
Brian E. Kardon........................  46    Chief Strategy and Marketing Officer
Daniel Mahoney.........................  55    Vice President, Research
Gail S. Mann, Esq. ....................  52    Chief Legal Officer and Secretary
Timothy M. Riley.......................  52    Chief People Officer
Henk W. Broeders.......................  51    Director
Robert M. Galford......................  51    Director
George R. Hornig.......................  49    Director
Michael H. Welles......................  49    Director

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

     Neil Bradford became president, Forrester North America (formerly managing director, Forrester North America) in August 2003. Mr. Bradford previously served as managing director, Forrester Global from 2001 to 2003 and as managing director of Forrester Research Ltd. from 1999 to 2001, a role he assumed after Forrester's acquisition in November 1999 of Fletcher Research Limited, a UK-based research firm co-founded by Mr. Bradford in 1997. Prior to co-founding Fletcher and joining Forrester, Mr. Bradford was a consultant at McKinsey and Company, a management consulting firm, from 1995 to 1997.

     Robert W. Davidson became president, Forrester Europe (formerly, managing director, Forrester Europe) in June 2001. Prior to joining Forrester, Mr. Davidson was vice president and corporate controller from 2000 to 2001 and vice president, finance from 1998 to 2000 for Baan Company N.V., a software solutions and services company. From 1996 to 1998, Mr. Davidson served as chief operating officer, Europe of PSI/Vicorp, a software solutions company.

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

     Brian E. Kardon became Forrester's chief strategy and marketing officer (formerly vice president, strategy and marketing), in January 2003. Prior to joining Forrester, Mr. Kardon was president of First Act, Inc., a children's musical instrument company. From 1999 to 2001, Mr. Kardon served as the executive vice president at HomePortfolio, an online marketplace for home design, products, and services, and from 1995 to 1999, he was senior vice president and chief marketing officer of Cahners Business Information (now Reed Business Information), a business publishing, marketing, and communications company. After graduating from The Wharton School in 1987 with his MBA, Mr. Kardon worked at Braxton Associates, the strategy consulting division of Deloitte Consulting, from 1987 to 1995. At Braxton, Mr. Kardon rose to the position of director of the marketing strategy practice.

     Daniel Mahoney became Forrester's vice president, research in March 2003 in conjunction with Forrester's acquisition of Giga. Prior to that, he was senior vice president of research at Giga from 1997 to 2003. Prior to joining Giga, Mr. Mahoney was the general manager of Intranet Partners, an Intranet consulting company, from 1996 to 1997; the general manager of Dataquest North America, a technology information provider, in 1996; and director of systems development for Household Credit Services, the credit card division of Household International, Inc., from 1993 to 1996.

     Gail S. Mann, Esq. became Forrester's chief legal officer in February 2004. Ms. Mann previously was of counsel to the law firm of Morse, Barnes-Brown & Pendleton, P.C. from 2002 until joining Forrester, Vice President and Associate General Counsel of Harcourt General, Inc., a global multimedia publishing company, and its affiliate, The Neiman Marcus Group, a high end specialty retailer, from 1999 to 2001, and Vice President and Assistant General Counsel of Digital Equipment Corporation from 1994 to 1998.

     Timothy M. Riley became Forrester's chief people officer (formerly vice president, strategic growth) in August 1997. Prior to joining Forrester, Mr. Riley served as the vice president of human resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as director of human resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

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

     Robert M. Galford became a director of Forrester in November 1996. Mr. Galford has been a managing partner of the Center for Executive Development, an executive education provider in Boston, since April 2001. From 1999 to 2001, he was the executive vice president and chief people officer at Digitas, Inc., a technology and marketing services firm. From 1994 to 1999 he consulted to professional services firms and taught in the Executive Programs at the Kellogg School of Management at Northwestern University and Columbia University's Graduate School of Business. Before joining Columbia's Executive Programs, he taught at Boston University from 1993 to 1994. Prior to his work in executive education, Mr. Galford was vice president of the MAC Group, and its successor firm, Gemini Consulting, both of which are management consulting firms, from 1991 to 1994.

     George R. Hornig became a director of Forrester in November 1996. Mr. Hornig has been a managing director and chief operating officer of the Private Equity Division at Credit Suisse First Boston, an investment banking firm, since 1999. He was an executive vice president of Deutsche Bank Americas Holding Corporation, a diversified financial services holding company, and several of its affiliated entities, from 1993 to 1998. He is also a director of Unity Mutual Life Insurance Company, Pacific Fiber Company, L.P., Office Tiger LLC, and Ascent Assurance, Inc.

     Michael H. Welles became a director of Forrester in November 1996. Mr. Welles is chief operating officer and founder of S2 Security Corporation, an IP-based facility security systems start-up. He previously served as vice president and general manager of the platforms business with NMS Communications, an OEM infrastructure supplier to the telecom industry, from 2000 to 2002. He also served as vice president of news operations and engineering for Individual.com, NewsEdge Corporation, and Individual, Inc., a group of news solutions companies, from 1997 to 2000, and before that as a general manager at Lotus Development Corporation, a software company, from 1991 to 1997.

ITEM 2.  PROPERTIES

     Our headquarters are located in approximately 146,000 square feet of office space in Cambridge, Massachusetts of which we occupy approximately 85,000 square feet and sub-lease the remainder. This facility accommodates research, marketing, sales, technology, and operations personnel. The initial lease term of this facility expires in September 2006. We have the option to extend this lease for up to two additional terms of five years each.

     We also have leased office space for our research centers and sales offices in Amsterdam; Frankfurt; London; Paris; Norwalk, Connecticut; San Francisco; and Santa Clara, and have short-term arrangements in various other locations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "FORR." On March 8, 2004, the closing price of our common stock was $19.26.

     As of March 8, 2004 there were approximately 52 stockholders of record of our common stock.

     The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2002, and December 31, 2003:

                                                          2002              2003
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First Quarter......................................  $20.94   $15.52   $17.40   $11.61
Second Quarter.....................................  $20.55   $17.30   $16.65   $13.85
Third Quarter......................................  $19.40   $13.45   $17.29   $13.33
Fourth Quarter.....................................  $16.39   $11.48   $19.97   $14.14

     We did not declare or pay any dividends during the fiscal years ended December 31, 2002 and 2003. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1999       2000       2001      2002       2003
                                            -------   --------   --------   -------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Research services.........................  $66,317   $123,717   $126,935   $70,955   $ 92,289
Advisory services and other...............   20,951     33,430     32,185    25,981     33,710
                                            -------   --------   --------   -------   --------
Total revenues............................   87,268    157,147    159,120    96,936    125,999
                                            -------   --------   --------   -------   --------
Operating expenses:
Cost of services and fulfillment..........   27,715     45,470     49,113    34,026     50,047
Selling and marketing.....................   31,131     57,957     58,334    30,745     41,017
General and administrative................    9,865     18,632     16,854    12,732     14,674
Depreciation and amortization.............    4,003      7,683     10,069     8,078      6,256
Amortization of intangible assets.........       --        261      1,025       328      8,778
Integration costs.........................       --         --         --        --      1,055
Reorganization costs......................       --         --      3,108    12,170      2,594
Costs related to acquisition..............      694         --         --        --         --
                                            -------   --------   --------   -------   --------
Total operating expenses..................   73,408    130,003    138,503    98,079    124,421
                                            -------   --------   --------   -------   --------
Income (loss) from operations.............   13,860     27,144     20,617    (1,143)     1,578
Other income, net.........................    3,710      7,843      7,978     5,539      3,952
Impairments of non-marketable investments,
  net.....................................       --       (950)    (3,217)   (4,118)    (2,354)
Gain on sale of Internet AdWatch..........       --         --      1,664        --         --
                                            -------   --------   --------   -------   --------
Income before income tax provision........   17,570     34,037     27,042       278      3,176
Income tax provision (benefit)............    6,589     12,423      8,925      (311)       985
                                            -------   --------   --------   -------   --------
Net income................................  $10,981   $ 21,614   $ 18,117   $   589   $  2,191
                                            =======   ========   ========   =======   ========
Basic net income per common share.........  $  0.61   $   1.03   $   0.80   $  0.03   $   0.10
                                            =======   ========   ========   =======   ========
Diluted net income per common share.......  $  0.55   $   0.88   $   0.76   $  0.02   $   0.10
                                            =======   ========   ========   =======   ========
Basic weighted average common shares
  outstanding.............................   18,028     20,989     22,551    23,189     22,555
                                            =======   ========   ========   =======   ========
Diluted weighted average common shares
  outstanding.............................   20,067     24,526     23,907    23,653     22,837
                                            =======   ========   ========   =======   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       2000       2001       2002       2003
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable
  securities............................  $ 98,787   $174,739   $205,182   $194,631   $126,733
Working capital.........................  $ 65,366   $115,547   $155,412   $157,443   $ 77,171
Deferred revenue........................  $ 66,233   $102,527   $ 59,930   $ 42,123   $ 68,630
Total assets............................  $159,393   $303,803   $305,152   $278,273   $310,975
Total stockholders' equity..............  $ 78,805   $176,928   $220,398   $213,868   $208,322

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive revenues from memberships to our research product offerings and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. Contracts for our research products are available through our Research, Data, or Community offerings and are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Advisory services are available through our Data, Consulting, and Community offerings to supplement and complement memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when performed. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.

     Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group.

     In February 2003, we acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The results of Giga's operations have been included in our consolidated financial statements since February 28, 2003.

     We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Principally due to the acquisition of Giga, agreement value increased 62% to $126.3 million at December 31, 2003 from $78.1 million at December 31, 2002. Agreement value decreased 33% to $78.1 million at December 31, 2002 from $116.2 million at December 31, 2001 due to a more difficult economic environment. No single client accounted for more than 3% of agreement value at December 31, 2003.

     Our historical experience is that a majority of client companies renew expiring contracts each year. Approximately 66%, 57%, and 51% of our client companies with memberships expiring during the years ended December 31, 2003, 2002, and 2001, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The increase in renewal rates reflects the acquisition of Giga during 2003 and an improving economic environment.

REORGANIZATIONS

     Since July 2001, we have reorganized our workforce and consolidated our facilities several times in response to market conditions, and in August 2003, in connection with the integration of Giga.

     A summary of the key items related to the reorganizations is as follows:

                                                 JULY 12,   JANUARY 10,   JULY 24,   AUGUST 5,
                                                   2001        2002         2002       2003
                                                 --------   -----------   --------   ---------
                                                                (IN THOUSANDS)
Workforce reduction............................   $2,094      $ 3,471      $  908     $1,230
Facility consolidation and other related
  costs........................................      380        4,531       1,158         --
Depreciable assets.............................      471        2,863         766         --
                                                  ------      -------      ------     ------
Total reorganization charge....................   $2,945      $10,865      $2,832     $1,230
                                                  ======      =======      ======     ======
Accrued severance and facility consolidation
  costs as of December 31, 2003................   $   --      $ 2,577      $  724     $  170
                                                  ======      =======      ======     ======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill, and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-7.

     - REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values. Research services are recognized as revenue ratably over the term of the agreement. Advisory services are recognized during the period in which the services are performed. Revenue from events is recognized upon completion of the events. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of December 31, 2003, deferred revenues and deferred commissions totaled $68.6 million and $6.0 million, respectively.

     - ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.4 million as of December 31, 2003. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

     - NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $10.3 million as of December 31, 2003. Our investments are in companies and funds that are not publicly traded, and, therefore, no established market for these securities exists. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We recorded net impairment charges that totaled approximately $2.4 and $4.1 during the years ended December 31, 2003 and 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     - GOODWILL AND INTANGIBLE ASSETS. At December 31, 2003, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $57.0 million and $13.5 million, respectively. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if a goodwill impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of December 31, 2003, we believe that the carrying value of our goodwill is not impaired. Future events such as a decline in our customer renewal rate or a loss of acquired customers could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

      Intangible assets with finite lives are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on an accelerated basis which matches the periods those cash flows are estimated to be produced. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

     - INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $40.2 million as of December 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

YEAR ENDED DECEMBER 31,                                       2001   2002   2003
-----------------------                                       ----   ----   ----
Research services...........................................   80%    73%    73%
Advisory services and other.................................   20     27     27
                                                              ---    ---    ---
  Total revenues............................................  100    100    100
Cost of services and fulfillment............................   31     35     40
Selling and marketing.......................................   37     31     32
General and administrative..................................   10     13     12
Depreciation and amortization...............................    6      9      5
Amortization of intangible assets...........................    1     --      7
Integration costs...........................................   --     --      1
Reorganization costs........................................    2     13      2
                                                              ---    ---    ---
  Income (loss) from operations.............................   13     (1)     1
Other income, net...........................................    5      5      3
Impairments of non-marketable investments, net..............   (2)    (4)    (1)
Gain on sale of Internet AdWatch............................    1     --     --
                                                              ---    ---    ---
  Income before income tax provision (benefit)..............   17     --      3
Provision (benefit) for income taxes........................    6     (1)     1
                                                              ---    ---    ---
  Net income................................................   11%     1%     2%
                                                              ===    ===    ===

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     REVENUES. Total revenues increased 30% to $126.0 million in 2003 from $96.9 million in 2002. The acquisition of Giga closed on February 28, 2003, and as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003.

     Revenues from research services increased 30% to $92.3 million in 2003 from $71.0 million in 2002. Increases in total revenues and revenues from research services were primarily attributable to increases in agreement value and client companies as a result of the Giga acquisition. No single client company accounted for more than 3% of revenues during 2003 or 2002.

     Advisory services and other revenues increased 30% to $33.7 million in 2003 from $26.0 million in 2002. During 2003, we held 8 Forrester Events and four legacy-Giga events as compared to 14 Forrester Events held during 2002. The increase in advisory services and other revenues is primarily attributable to increases in the number of clients to 1,812 at December 31, 2003 from 1,125 at December 31, 2002, and in the number of research employees delivering advisory services to 193 employees at December 31, 2003 from 101 employees at December 31, 2002, which more than offset the decrease in event revenue attributable to our holding fewer events during 2003 than during 2002. The increase in clients and headcount in our research organization is primarily attributable to the acquisition of Giga.

     Revenues attributable to customers outside the United States increased 32% to $36.6 million in 2003 from $27.8 million in 2002. Revenues attributable to customers outside the United States remained constant as a percentage of total revenues at 29% during 2003 and 2002. The increase in international revenues in dollars is primarily attributable to the acquisition of Giga. We invoice our United Kingdom customers in pound sterling, the functional currency of our London subsidiary; our continental European customers in euros, the functional currency of our Amsterdam subsidiary; and all other international customers in U.S. dollars. The effect of changes in currency exchange rates have historically not had a significant impact on our results of operations.

     Assuming the acquisition of Giga occurred on January 1, 2002, whereby pre-acquisition revenues of Giga would be added to Forrester's revenues, total revenues would have been $160.1 million in 2002 compared to $136.6 million in 2003. The decrease of $24.0 million is primarily attributable to a more difficult economic environment in 2002, resulting in lower revenues in 2003 because of the annual nature of our research contracts and the related revenue recognition policies.

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 40% in 2003 from 35% in 2002. These expenses increased 47% to $50.0 million in 2003 from $34.0 million in 2002. The increase in expenses and in expenses as a percentage of revenues was primarily attributable to greater compensation costs, as headcount in our research organization increased to 193 employees at December 31, 2003 from 101 employees at December 31, 2002. The increased headcount in our research organization is primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel at the time of acquisition.

     SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 32% in 2003 from 31% in 2002. These expenses increased 33% to $41.0 million in 2003 from $30.7 million in 2002. The increase in expenses and in expenses as a percentage of total revenues was primarily attributable to greater compensation costs, as headcount in our sales organization increased to 190 employees at December 31, 2003 from 105 employees at December 31, 2002. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel at the time of acquisition.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 12% in 2003 from 13% in 2002. These expenses increased 16% to $14.7 million in 2003 from $12.7 million in 2002. The increase in expenses was primarily due to greater compensation costs and professional fees as a result of the Giga acquisition. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

     DEPRECIATION AND AMORTIZATION. Depreciation expense decreased 23% to $6.3 million in 2003 from $8.1 million in 2002. The decrease in these expenses was principally due to the write-off of certain depreciable assets in connection with the workforce reorganizations in January 2002 and July 2002 as well as property and equipment becoming fully depreciated in 2003 which is partially offset by additional depreciation expense from fixed assets acquired as part of the acquisition of Giga and other capital expenditures during 2003.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $8.8 million in 2003 from $328,000 in 2002. This increase in amortization expense is a result of the amortization of intangible assets acquired in connection with the acquisition of Giga.

     INTEGRATION COSTS. We incurred integration costs of $1.1 during 2003. These integration costs are related to our acquisition of Giga, and are primarily related to orientation events for Forrester and Giga employees and data migration.

     REORGANIZATION COSTS. Reorganization costs decreased to $2.6 million in 2003 from $12.2 million in 2002. During 2003, these costs related to severance and related benefits costs in connection with the elimination of approximately 30 positions, as well as revisions to the lease loss estimates related to prior reorganizations. During 2002, these costs related to facility consolidation costs, severance and related benefits costs in connection with the elimination of approximately 147 positions, and losses incurred in the disposal of certain depreciable assets.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 27% to $4.0 million during 2003 from $5.5 million during 2002. The decrease is primarily due to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital. Other income during 2003 includes realized gains on the sales of marketable securities of $509,000 compared to minimal losses on the sales of marketable securities during 2002.

     IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS, NET. Net impairments of non-marketable investments resulted in net charges of $2.4 million during 2003 compared to $4.1 million during 2002.

     PROVISION FOR INCOME TAXES. During 2003, we recorded an income tax provision of $1.0 million reflecting an effective tax rate of 31%. During 2002, we recorded a tax benefit of $311,000 reflecting an effective tax rate of (111.9%). In 2002, after subtracting our tax-exempt investment income, we had a loss before our income tax provision. The increase in our effective tax rate for fiscal year 2003 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our total pre-tax income in 2003 as compared to 2002.

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

     Advisory services and other revenues decreased 17% to $29.6 million in 2002, from $35.4 million in 2001. This decrease was primarily attributable to the smaller number of events we held in 2002, which was 14 events, compared to 15 events held during the year ended December 31, 2001. The more difficult economic environment also resulted in a decrease in sales of advisory services. In addition, the reduction of our research organization responsible for performing advisory services to 124 at December 31, 2002 from 196 at December 31, 2001 contributed to the decrease in advisory services performed.

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

     COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 35% in 2002, from 31% in 2001. These expenses decreased 31% to $34.0 million in 2002, from $49.1 million in 2001. The increase in expense as a percentage of revenues was primarily attributable to cost of services and fulfillment expenses, particularly compensation-related costs, rent and survey costs associated with our product offerings, decreasing at a slower rate than revenues. The decreases in these expenses in absolute dollars is primarily due to compensation-related costs and travel and entertainment expense savings associated with the reduction in staffing in our research organization to 124 at December 31, 2002 from 196 at December 31, 2001. The decrease in expenses is also due to a reduction in Events expense as we hosted fewer Events and had a higher mix of lower costing Events in 2002 compared to 2001.

     SELLING AND MARKETING. Selling and marketing expenses decreased as a percentage of total revenues to 32% in 2002 from 37% in 2001. These expenses decreased 47% to $30.7 million in 2002, from $58.3 million in 2001. The decrease in expenses in absolute dollars and as a percentage of revenues was principally due to lower compensation-related costs and travel and entertainment expense savings as a result of the reduction in the number of direct sales personnel to 105 at December 31, 2002 from 184 at December 31, 2001.

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

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $328,000 in 2002 from $1.0 million in 2001. The decrease in expense was principally due to the adoption of SFAS No. 142 in 2002 which resulted in a reduction in annual amortization of $716,000 due to goodwill no longer being amortized.

     REORGANIZATION COSTS. Reorganization costs increased to $12.2 million in 2002 from $3.1 million in 2001. During 2002, these costs related to facility consolidation costs, severance and related benefits costs in connection with the termination of approximately 147 positions, and losses incurred in the disposal of certain depreciable assets. During 2001, these costs related to facility consolidation costs, severance and related benefits costs in connection with the termination of approximately 111 positions, and losses incurred in the disposal of certain depreciable assets.

     OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased to $5.5 million in 2002, from $9.6 million in 2001. The decrease in other income was principally due to a decline in market interest rates and a gain of approximately $1.7 million realized on the sale of our Internet AdWatch(TM) product in 2001 for which there was no gain in 2002.

     IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $4.1 million during 2002 compared to $3.2 million during 2001.

     PROVISION FOR INCOME TAXES. During 2002, we recorded a tax benefit of $311,000 reflecting an effective tax rate of (111.9%). In 2002, after subtracting our tax-exempt investment income, we had a loss before our income tax provision. During 2001, we recorded a tax provision of $8.9 million, reflecting, an effective tax rate of 33.0%. The decrease in our effective tax rate resulted primarily from a decrease in operating income coupled with our investments in tax-exempt marketable securities and our recording of a valuation allowance of $1.5 million associated with our operations in Germany.

RESULTS OF QUARTERLY OPERATIONS

     The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Certain reclassifications have been made to the quarterly presentation to conform with our year-end presentation. Historically, our total revenues, operating profit, and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed and Forum events held in the fourth quarter. As a result, we have historically experienced a decline in total revenues, operating profit, and net income from the quarter ended December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations.

                                                                     THREE MONTHS ENDED
                                    -------------------------------------------------------------------------------------
                                    MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                      2002       2002       2002       2002       2003       2003       2003       2003
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Core research.....................  $19,286    $17,221    $15,958    $14,915    $18,506    $25,865    $23,798    $24,120
Advisory services and other.......    6,770      8,212      5,980      8,594      5,976      8,113      8,410     11,211
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Total revenues..................   26,056     25,433     21,938     23,509     24,482     33,978     32,208     35,331
Cost of services and
  fulfillment.....................    8,981      8,873      7,540      8,632      9,525     14,330     12,525     13,667
Selling and marketing.............    8,472      8,254      7,094      6,925      7,752     11,022     10,749     11,494
General and administrative........    3,326      3,375      2,889      3,142      3,277      3,781      3,927      3,689
Depreciation and amortization.....    2,066      1,988      1,947      2,077      1,693      1,839      1,520      1,204
Amortization of intangible
  assets..........................       82         82         82         82        924      2,608      2,608      2,638
Integration costs.................       --         --         --         --         31        740        167        117
Reorganization costs..............    9,088         --      3,082         --         --         --      1,230      1,364
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) from operations...   (5,959)     2,861       (696)     2,651      1,280       (342)      (518)     1,158
Other income, net.................    1,560      1,481      1,221      1,277      1,595        819        787        751
Impairments of non-marketable
  investments, net................   (2,248)      (486)      (859)      (525)      (300)      (272)        --     (1,782)
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) before income tax
    provision (benefit)...........   (6,647)     3,856       (334)     3,403      2,575        205        269        127
Income tax provision (benefit)....     (532)       309        (27)       (61)       798         64         83         40
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Net income (loss)...............  $(6,115)   $ 3,547    $  (307)   $ 3,464    $ 1,777    $   141    $   186    $    87
                                    =======    =======    =======    =======    =======    =======    =======    =======
Basic net income (loss) per common
  share...........................  $ (0.26)   $  0.15    $ (0.01)   $  0.15    $  0.08    $  0.01    $  0.01    $  0.00
                                    =======    =======    =======    =======    =======    =======    =======    =======
Diluted net income (loss) per
  common share....................  $ (0.26)   $  0.15    $ (0.01)   $  0.15    $  0.08    $  0.01    $  0.01    $  0.00
                                    =======    =======    =======    =======    =======    =======    =======    =======

                                                                   AS A PERCENTAGE OF REVENUES
                                      -------------------------------------------------------------------------------------
                                      MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                        2002       2002       2002       2002       2003       2003       2003       2003
                                      --------   --------   --------   --------   --------   --------   --------   --------
Core research.......................     74%        68%        73%        63%        76%        76%        74%        68%
Advisory services and other.........     26         32         27         37         24         24         26         32
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Total revenues....................    100        100        100        100        100        100        100        100
Cost of services and fulfillment....     34         35         35         37         39         42         39         39
Selling and marketing...............     33         33         32         30         32         32         33         33
General and administrative..........     13         13         13         13         13         11         12         10
Depreciation and amortization.......      8          8          9          9          7          5          5          3
Amortization of intangible assets...     --         --         --         --          4          8          8          7
Integration costs...................     --         --         --         --         --          2          1          0
Reorganization costs................     35         --         14         --         --         --          4          4
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) from operations.....    (23)        11         (3)        11          5         (1)        (2)         3
Other income, net...................      6          6          5          5          6          3          2          2
Impairments of non-marketable
  investments, net..................     (9)        (2)        (4)        (2)        (1)        (1)        --         (5)
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) before income tax
    provision (benefit).............    (26)        15         (2)        14         11          1          1          0
Income tax provision (benefit)......     (2)         1         (1)         1          3         --         --          0
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Net income (loss).................    (24)%       14%        -1%        15%         7%         0%         1%         0%
                                        ===        ===        ===        ===        ===        ===        ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 73% of our revenues during 2003, are annually renewable and are generally payable in advance. We generated cash from operating activities of $4.1 million during 2003 and $5.6 million during 2002.

     Included in cash from operations are deferred tax benefits of $527,000 in 2003 and $2.6 million in 2002, which resulted primarily from stock option exercises. The offset of these deferred tax benefits has been recorded as an increase to additional paid-in capital within stockholders' equity.

     During 2003, we generated $13.0 million of cash from investing activities, consisting primarily of $78.9 million received from net sales of marketable securities, offset by $60.0 million paid for acquisitions, net of cash acquired, $3.3 million for net purchases of non-marketable investments and $1.4 million for purchases of property and equipment. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     In the first quarter of 2003, we acquired Giga pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and will reduce the operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $60,248,000 was paid as of December 31, 2003; $981,000 of direct acquisition costs of which $981,000 was paid as of December 31, 2003; and $1,182,000 for severance and related benefits costs in connection with the termination of 27 Giga employees as a result of the acquisition of which $1,100,000 was paid as of December 31, 2003. The remaining payments are expected to be completed by March 31, 2004.

     As part of the acquisition of Giga, we acquired an equity investment in GigaGroup S.A. ("GigaGroup"). GigaGroup was created in 2000 through the spin-off of Giga's French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. During 2003, we recognized revenues of approximately $964,000 related to this distribution agreement prior to the acquisition of GigaGroup in November 2003. In November 2003, we acquired the assets of GigaGroup for a total purchase price of $4.1 million, consisting of $2.9 million in cash, $71,000 of direct acquisition costs, $521,000 of outstanding accounts receivable due to us, and the contribution of the equity investment in GigaGroup valued at $619,000.

     In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. As of December 31, 2003, we had contributed approximately $15.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. To date, we had not paid any bonuses under this plan.

     In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. The timing of this additional investment is within the discretion of the fund.

     During 2003, we used $6.2 million of cash in financing activities, consisting of $8.2 million for repurchases of our common stock and $1.7 million for the net investment in structured stock repurchase programs, offset by $3.8 million in proceeds from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

     As of December 31, 2003, in connection with our stock repurchase program we had repurchased 1.9 million shares of common stock at an aggregate cost of approximately $30.3 million.

     During the three months ended December 31, 2003, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million. This agreement expired in February 2004 and we received approximately 119,000 shares of our common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2003.

     During each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, we entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each agreement, we received approximately $2.1 million of cash. During each of the three month periods ended September 30, 2002 and December 31, 2002, we entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, we received 143,524 and 144,291 shares of our stock, respectively.

     As of December 31, 2003, we had cash and cash equivalents of $22.4 million and marketable securities of $104.3 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     As of December 31, 2003, we had future contractual obligations as follows for operating leases and purchase obligations related to third-party survey costs*:

                                                      FUTURE PAYMENTS BY YEAR
                                -------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS          TOTAL     2004      2005      2006     2007     2008    THEREAFTER
-----------------------         -------   -------   -------   ------   ------   ------   ----------
                                                          (IN THOUSANDS)
Operating leases..............  $44,302   $12,295   $11,605   $8,530   $3,833   $2,314     $5,725
Purchase obligations*.........    2,116     2,116        --       --       --       --         --
                                -------   -------   -------   ------   ------   ------     ------
                                $46,418   $14,411   $11,605   $8,530   $3,833   $2,314     $5,725
                                =======   =======   =======   ======   ======   ======     ======

---------------

* The above table does not include future minimum rentals to be received under subleases of $3.7 million. The above table also does not include the remaining $4.5 million of capital commitments to the private equity funds described above plus an additional $2.0 million of capital committed in December 2003 due to the uncertainty in timing of capital calls made by such funds to pay these capital commitments.

     Accrued costs related to the reorganizations previously discussed are expected to be paid in the following years:

                                                               2004     2005    2006
                                                              ------   ------   ----
Workforce reduction.........................................  $  170   $   --   $ --
Facility consolidation and other related costs..............   1,987    1,015    299
                                                              ------   ------   ----
Total.......................................................  $2,157   $1,015   $299
                                                              ======   ======   ====

     We do not maintain any off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 and December 2003, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which Forrester had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on our financial position, results of operations or cash flows.

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

     INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of federal and state government obligations and corporate obligations, with a weighted-average maturity of approximately 15 months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (except for any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

     Principal amounts by expected maturity in US dollars (dollars in thousands):

                         FAIR VALUE AT   YEAR ENDING    YEAR ENDING    YEAR ENDING    YEAR ENDING
                         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             2003            2004           2005           2006           2007
                         -------------   ------------   ------------   ------------   ------------
Cash equivalents.......    $ 16,571        $16,571        $    --        $    --        $    --
Weighted average
  interest rate........        1.36%          1.36%            --%            --%            --%
Investments............    $104,348        $50,565        $14,132        $20,972        $18,679
Weighted average
  interest rate........        2.97%          1.95%          3.80%          3.96%          4.00%
Total portfolio........    $120,919        $67,136        $14,132        $20,972        $18,679
Weighted average
  interest rate........        2.75%          1.81%          3.80%          3.96%          4.00%

     FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure had been related to non-US dollar denominated operating expenses in Canada and Asia where we sell primarily in US dollars. The introduction of the euro as a common currency for members of the European Monetary Union took place in our fiscal year 1999. To date, neither the introduction of the euro nor the effect of changes in currency exchange rates has had a significant impact on our financial position or results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2003, the total assets related to non-US dollar denominated currencies were approximately $16.4 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 2003 Annual Report on Form 10-K under
Item 15.

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

     Andersen's report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2001 and through April 1, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Andersen with a copy of the foregoing disclosures. A letter from Andersen dated April 5, 2002 and addressed to the Securities and Exchange Commission (the "SEC") is included as Exhibit 16 to this 2003 Annual Report on Form 10-K and states that Andersen agrees with such disclosure.

     During the year ended December 31, 2001 and through April 1, 2002, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2003 Annual Report on Form 10-K under the section captioned "Executive Officers". The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders for the year ended December 31, 2003 (the "2003 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 2003 Proxy Statement, except for the Report of the Compensation Committee is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information relating to security ownership of certain beneficial owners of our common stock and security ownership of our management may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, and is incorporated herein by reference. The information relating to the compensation plans under which our equity securities are authorized for issuance may be found under the section captioned "Securities Authorized for Issuance under Equity Compensation Plans" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item may be found under the section captioned "Principal Accountant Fees and Services" in the 2003 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report begin at Page F-1 and are indexed on Page 29.

     2. Financial Statements Schedules.  None.

     3. Exhibits.  A complete listing of exhibits required is given in the
Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

     (b) Reports on Form 8-K.

          Forrester filed a Current Report on Form 8-K on October 22, 2003 disclosing under Item 12 its third quarter press release dated October 22, 2003.

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

Date: March 11, 2004

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

                    SIGNATURE                             CAPACITY IN WHICH SIGNED             DATE
                    ---------                             ------------------------             ----

/s/ GEORGE F. COLONY                                 Chairman of the Board and Chief      March 11, 2004
------------------------------------------------     Executive Officer (principal
George F. Colony                                     executive officer)


/s/ WARREN HADLEY                                    Chief Financial Officer (principal   March 11, 2004
------------------------------------------------     financial and accounting officer)
Warren Hadley


/s/ HENK W. BROEDERS                                 Member of the Board of Directors     March 11, 2004
------------------------------------------------
Henk W. Broeders


/s/ ROBERT M. GALFORD                                Member of the Board of Directors     March 11, 2004
------------------------------------------------
Robert M. Galford


/s/ GEORGE R. HORNIG                                 Member of the Board of Directors     March 11, 2004
------------------------------------------------
George R. Hornig


/s/ MICHAEL H. WELLES                                Member of the Board of Directors     March 11, 2004
------------------------------------------------
Michael H. Welles

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheet of Forrester Research, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements based on our audits. The financial statements for the year ended December 31, 2001, before the inclusion of the disclosures discussed in Note 3 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2002.

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

     In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, on January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 3, those financial statements have been revised to include the transitional disclosures required by SFAS No. 142. Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying analysis obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                          /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THESE FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 ARE NOT PRESENTED HEREIN.

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

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,479   $ 22,385
  Marketable securities.....................................   183,152    104,348
  Accounts receivable, net of allowance for doubtful
     accounts of $837 and $1,409 in 2002 and 2003,
     respectively...........................................    17,791     40,013
  Deferred commissions......................................     3,524      5,999
  Prepaid expenses and other current assets.................     5,902      7,079
                                                              --------   --------
       Total current assets.................................   221,848    179,824
                                                              --------   --------
LONG-TERM ASSETS:
  Property and equipment, net (Note 14).....................    10,674      8,266
  Goodwill, net (Note 3)....................................    13,244     57,006
  Deferred income taxes (Note 7)............................    21,630     40,159
  Intangible assets, net (Note 3)...........................       760     13,456
  Non-marketable investments................................    10,017     10,284
  Other assets..............................................       100      1,980
                                                              --------   --------
       Total long-term assets...............................    56,425    131,151
                                                              --------   --------
       Total assets.........................................  $278,273   $310,975
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,601   $  2,566
  Accrued expenses (Note 14)................................    20,681     31,457
  Deferred revenue..........................................    42,123     68,630
                                                              --------   --------
       Total current liabilities............................    64,405    102,653
                                                              --------   --------
COMMITMENTS (NOTES 8 AND 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none.........................        --         --
  Common stock, $.01 par value
     Authorized -- 125,000 shares
     Issued -- 24,045 and 24,355 shares in 2002 and 2003,
      respectively
     Outstanding -- 22,841 and 22,461 shares in 2002 and
      2003, respectively....................................       240        243
  Additional paid-in capital................................   167,935    172,523
  Retained earnings.........................................    64,754     66,945
  Treasury stock  -- 1,204 and 1,894 shares in 2002 and
     2003, respectively, at cost............................   (20,085)   (30,300)
  Accumulated other comprehensive income (loss).............     1,024     (1,089)
                                                              --------   --------
       Total stockholders' equity...........................   213,868    208,322
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $278,273   $310,975
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2002       2003
                                                              --------   -------   --------
REVENUES:
  Research services.........................................  $126,935   $70,955   $ 92,289
  Advisory services and other...............................    32,185    25,981     33,710
                                                              --------   -------   --------
     Total revenues.........................................   159,120    96,936    125,999
                                                              --------   -------   --------
OPERATING EXPENSES:
  Cost of services and fulfillment..........................    49,113    34,026     50,047
  Selling and marketing.....................................    58,334    30,745     41,017
  General and administrative................................    16,854    12,732     14,674
  Depreciation and amortization.............................    10,069     8,078      6,256
  Amortization of intangible assets.........................     1,025       328      8,778
  Integration costs.........................................        --        --      1,055
  Reorganization costs (Note 4).............................     3,108    12,170      2,594
                                                              --------   -------   --------
     Total operating expenses...............................   138,503    98,079    124,421
                                                              --------   -------   --------
     Income (loss) from operations..........................    20,617    (1,143)     1,578
Other income, net...........................................     7,978     5,539      3,952
Impairments of non-marketable investments, net..............    (3,217)   (4,118)    (2,354)
Gain on sale of Internet Adwatch............................     1,664        --         --
                                                              --------   -------   --------
     Income before income tax provision (benefit)...........    27,042       278      3,176
Income tax provision (benefit)..............................     8,925      (311)       985
                                                              --------   -------   --------
     Net income.............................................  $ 18,117   $   589   $  2,191
                                                              ========   =======   ========
Basic net income per common share...........................  $   0.80   $  0.03   $   0.10
                                                              ========   =======   ========
Diluted net income per common share.........................  $   0.76   $  0.02   $   0.10
                                                              ========   =======   ========
Basic weighted average common shares outstanding............    22,551    23,189     22,555
                                                              ========   =======   ========
Diluted weighted average common shares outstanding..........    23,907    23,653     22,837
                                                              ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK                                  TREASURY STOCK       ACCUMULATED
                                     --------------------   ADDITIONAL              --------------------       OTHER
                                     NUMBER OF   $.01 PAR    PAID-IN     RETAINED   NUMBER OF              COMPREHENSIVE
                                      SHARES      VALUE      CAPITAL     EARNINGS    SHARES       COST     INCOME (LOSS)
                                     ---------   --------   ----------   --------   ---------   --------   -------------
Balance, December 31, 2000.........   21,812       $218      $131,018    $46,048         --           --      $  (356)
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................    1,146         11        23,092         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       95          1         1,933         --         --           --           --
 Net income........................       --         --            --     18,117         --           --           --
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       --         --            --         --         --           --          214
 Cumulative translation
   adjustment......................       --         --            --         --         --           --          102
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2001.........   23,053        230       156,043     64,165         --           --          (40)
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      924          9        12,880         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       68          1         1,012         --         --           --           --
 Purchase of common stock..........       --         --            --         --      1,204      (20,085)          --
 Structured stock repurchases,
   net.............................       --         --        (2,000)        --         --           --           --
 Net income........................       --         --            --        589         --           --           --
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       --         --            --         --         --           --        1,360
 Cumulative translation
   adjustment......................       --         --            --         --         --           --         (296)
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2002.........   24,045        240       167,935     64,754      1,204      (20,085)       1,024
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      242          3         3,338         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       68         --           958         --         --           --           --
 Purchase of common stock..........       --         --            --         --        690      (10,215)          --
 Structured stock repurchases,
   net.............................       --         --           292         --         --           --           --
 Net income........................       --         --            --      2,191         --           --           --
 Unrealized loss on marketable
   securities, net of tax benefit..       --         --            --         --         --           --         (693)
 Cumulative translation
   adjustment......................       --         --            --         --         --           --       (1,420)
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2003.........   24,355       $243      $172,523    $66,945      1,894     $(30,300)     $(1,089)
                                      ======       ====      ========    =======      =====     ========      =======


                                         TOTAL
                                     STOCKHOLDERS'   COMPREHENSIVE
                                        EQUITY          INCOME
                                     -------------   -------------
Balance, December 31, 2000.........    $176,928
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      23,103
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       1,934
 Net income........................      18,117         $18,117
 Unrealized gain on marketable
   securities, net of tax
   provision.......................         214             214
 Cumulative translation
   adjustment......................         102             102
                                       --------         -------
     Total comprehensive income....                     $18,433
                                                        =======
Balance, December 31, 2001.........
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      12,889
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       1,013
 Purchase of common stock..........     (20,085)
 Structured stock repurchases,
   net.............................      (2,000)
 Net income........................         589         $   589
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       1,360           1,360
 Cumulative translation
   adjustment......................        (296)           (296)
                                       --------         -------
     Total comprehensive income....                     $ 1,653
                                                        =======
Balance, December 31, 2002.........     213,868
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................       3,341
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........         958
 Purchase of common stock..........     (10,215)
 Structured stock repurchases,
   net.............................         292
 Net income........................       2,191         $ 2,191
 Unrealized loss on marketable
   securities, net of tax benefit..        (693)           (693)
 Cumulative translation
   adjustment......................      (1,420)         (1,420)
                                       --------         -------
     Total comprehensive income....                     $    78
                                                        =======
Balance, December 31, 2003.........    $208,322
                                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2002        2003
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  18,117   $     589   $   2,191
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................     10,069       8,078       6,256
    Amortization of intangible assets.......................      1,025         328       8,778
    Impairments of non-marketable investments (Note 6)......      3,217       4,118       2,354
    Realized gains on sales of marketable securities (Note
      5)....................................................         --          --        (509)
    Tax benefit from exercises of employee stock options....      8,618       2,618         527
    Deferred income taxes...................................     (2,416)     (2,243)       (128)
    Non-cash gain on sale of Internet Adwatch(TM) (Note
      6)....................................................     (1,664)         --          --
    Loss on disposals of property and equipment.............        254          92          --
    Non-cash reorganization costs (Note 4)..................        471       3,629          --
    Increase in provision for doubtful accounts.............        885         246          --
    Amortization of premiums on marketable securities.......         --       1,053         832
    Changes in assets and liabilities, net of
      acquisitions --
      Accounts receivable...................................     24,477       6,608     (11,044)
      Deferred commissions..................................      3,429         920      (2,426)
      Prepaid expenses and other current assets.............      3,893         (70)        559
      Accounts payable......................................     (1,978)     (1,194)       (530)
      Accrued expenses......................................      2,784      (1,476)     (1,741)
      Deferred revenue......................................    (42,510)    (17,735)     (1,004)
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     28,671       5,561       4,115
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash paid in acquisitions (Note 2)....................         --          --     (59,964)
  Purchases of property and equipment.......................    (10,046)     (1,031)     (1,441)
  Purchases of non-marketable investments (Note 6)..........     (4,681)     (4,775)     (3,250)
  Decrease (increase) in other assets.......................         42          61      (1,315)
  Purchases of marketable securities........................   (222,567)   (261,530)   (184,151)
  Proceeds from sales and maturities of marketable
    securities..............................................    194,250     266,324     263,093
                                                              ---------   ---------   ---------
      Net cash (used in) provided by investing activities...    (43,002)       (951)     12,972
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option
    plans and employee stock purchase plan..................     16,419      11,284       3,772
  Repurchase of common stock................................         --     (20,085)     (8,215)
  Structured stock repurchases, net.........................         --      (2,000)     (1,708)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) financing activities...     16,419     (10,801)     (6,151)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (189)        (77)        (30)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      1,899      (6,268)     10,906
Cash and cash equivalents, beginning of year................     15,848      17,747      11,479
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  17,747   $  11,479   $  22,385
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $     919   $   2,904   $     968
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     Forrester Research, Inc. ("Forrester") is an independent technology research firm that conducts research and provides advice about the impact of technologies on business, consumers, and society. Forrester provides guidance on business strategy, technology investments, and customer trends that clients need to win customers, identify new markets, and scale their operations to gain competitive advantages.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Forrester and its subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated in consolidation.

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

  CASH, CASH EQUIVALENTS, AND MARKETABLE INVESTMENTS

     Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Forrester accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity or actively traded are classified as available-for-sale securities.

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

  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2003 are as follows (in thousands):

                                                               2002     2003
                                                              ------   -------
Unrealized gain on marketable securities, net of taxes......  $1,657   $   964
Cumulative translation adjustment...........................    (633)   (2,053)
                                                              ------   -------
Total accumulated other comprehensive income (loss).........  $1,024   $(1,089)
                                                              ======   =======

  REVENUE RECOGNITION

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in the third quarter of 2003 and thereafter. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's results of operations or financial condition.

     Forrester generates revenues from licensing research, performing advisory services, and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Research contracts are recognized as revenue ratably over the term of the agreement. Advisory services are recognized during the period in which the services are performed. Revenue from events is recognized upon completion of the event. Reimbursed out of pocket expenses are recorded as advisory revenue. Revenues for contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, however, the amount recognized is limited to the amount that is not contingent on future performance conditions.

                            FORRESTER RESEARCH, INC.

  STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying consolidated financial statements.

     If compensation cost for Forrester's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 2001, 2002 and 2003 would have been approximately as follows (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2002      2003
                                                         --------   -------   -------
Net income as reported.................................  $ 18,117   $   589   $ 2,191
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards...............................................   (16,030)   (8,546)   (6,874)
                                                         --------   -------   -------
Pro-forma net income (loss)............................  $  2,087   $(7,957)  $(4,683)
                                                         ========   =======   =======
Basic net income per share -- as reported..............  $   0.80   $  0.03   $  0.10
Basic net income (loss) loss per share -- pro-forma....  $   0.09   $ (0.34)  $ (0.21)
Diluted net income per share -- as reported............  $   0.76   $  0.02   $  0.10
Diluted net income (loss) per share -- pro-forma.......  $   0.09   $ (0.34)  $ (0.21)

     The assumptions underlying this computation are included in Note 10 to the consolidated financial statements.

  DEPRECIATION AND AMORTIZATION

     Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

                                                                ESTIMATED USEFUL LIFE
                                                               -----------------------
Computers and equipment.....................................        2 to 5 Years
Computer software...........................................           3 Years
Furniture and fixtures......................................           7 Years
Leasehold improvements......................................   Shorter of Life of the
                                                               Asset or Life of Lease

     Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets over the respective lives as follows:

                                                               ESTIMATED
                                                                USEFUL
                                                                 LIFE
                                                               ---------
Customer relationships......................................   5 Years
Research content............................................    1 Year
Registered trademarks.......................................    1 Year

                            FORRESTER RESEARCH, INC.

  INCOME TAXES

     Forrester's provision (benefit) for income taxes is comprised of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected enacted tax rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                              2001     2002     2003
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  22,551   23,189   22,555
Weighted average common equivalent shares..................   1,356      464      282
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  23,907   23,653   22,837
                                                             ======   ======   ======

     As of December 31, 2001, 2002 and 2003, approximately 3,483,000, 3,428,000, and 1,980,000 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

  RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

  INDEMNIFICATIONS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was adopted during the year ended December 31, 2003 and did not have a material effect on Forrester's consolidated financial condition or results of operations.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities (FIN 46) and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs),

                            FORRESTER RESEARCH, INC.

by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which Forrester had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46-R is not expected to have a material impact on Forrester's financial position, results of operations or cash flows.

(2) ACQUISITIONS

  GIGA INFORMATION GROUP, INC.

     On February 28, 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock of which $60,248,000 was paid as of December 31, 2003; $981,000 of direct acquisition costs all of which was paid as of December 31, 2003; and $1,182,000 for severance related to 27 employees of Giga terminated as a result of the acquisition of which $1,100,000 was paid as of December 31, 2003. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003. Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes, and accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

     Integration costs related to the acquisition of Giga are primarily related to orientation events to familiarize Forrester and Giga employees and data migration. These are reflected as a separate component of income from operations.

     The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed.

                                                                FEBRUARY 28,
                                                               --------------
                                                               (IN THOUSANDS)
Assets:
  Cash......................................................      $ 5,302
  Accounts receivable.......................................       10,458
  Prepaid expenses and other current assets.................        1,396
  Property and equipment, net...............................        2,108
  Goodwill..................................................       39,883
  Intangible assets.........................................       19,484
  Deferred income taxes.....................................       18,666
  Non-marketable investments and other assets...............        1,366
                                                                  -------
     Total assets...........................................      $98,663
                                                                  -------


Liabilities:
  Accounts payable..........................................      $ 1,485
  Accrued expenses..........................................        9,655
  Capital lease obligations.................................          204
  Deferred revenue..........................................       24,809
                                                                  -------
  Total liabilities.........................................      $36,153
                                                                  -------
  Net assets acquired.......................................      $62,510
                                                                  =======

                            FORRESTER RESEARCH, INC.

     The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

                                                              ASSIGNED   USEFUL
                                                               VALUE      LIFE
                                                              --------   -------
                                                                (IN THOUSANDS)
Amortized intangible assets:
  Customer relationships....................................  $17,070    5 years
  Research content..........................................    1,844     1 year
  Registered trademarks.....................................      570     1 year
                                                              -------
Subtotal....................................................  $19,484
                                                              =======

     The weighted-average useful life of the total acquired intangible assets is 5 years. Amortization expense related to the intangible assets acquired from Giga was $8,421,000 during 2003.

     The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2002.

                                                                 2002          2003
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $160,096      $136,573
Income (loss) from operations...............................   $ (8,036)     $  1,135
Net income (loss)...........................................   $ (4,822)     $    705
Basic net income (loss) per common share....................   $  (0.21)     $   0.03
Diluted net income (loss) per common share..................   $  (0.21)     $   0.03

  GIGAGROUP S.A.

     As part of the acquisition discussed above, Forrester acquired an equity investment in GigaGroup S.A. ("GigaGroup"). GigaGroup was created in 2000 through the spin-off of Giga's French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. During 2003, prior to the acquisition discussed below, Forrester recognized revenues of approximately $964,000 related to this distribution agreement.

     On November 30, 2003, Forrester acquired the assets of GigaGroup (excluding the CXP International portion of the business). The acquisition increased the number of client companies and allows Forrester to sell Giga research and services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain and Portugal. The aggregate purchase price of $4,077,000 consisted of $2,866,000 in cash, $71,000 of direct acquisition costs, $521,000 of outstanding accounts receivable due to Forrester and the contribution of the equity investment in GigaGroup valued at $619,000. Prior to the acquisition, the equity investment of $1,215,000 was accounted for using the cost method, and accordingly, was valued at cost unless a permanent impairment in its value occurred or the investment was liquidated. Prior to the acquisition, an impairment of $596,000 to the carrying value of the investment was included in impairments of non-marketable investments in the consolidated statements of income. At the time of the acquisition, the remaining value of the investment of $619,000 was included in the purchase price.

     Forrester elected to treat the acquisition of GigaGroup as an asset purchase for income tax purposes and, as such, the goodwill and intangible assets are deductible for income tax purposes.

                            FORRESTER RESEARCH, INC.

     The results of GigaGroup's operations have been included in Forrester's consolidated financial statements since December 1, 2003. GigaGroup's historical financial position and results of operations prior to the date of acquisition were not material to Forrester's financial position and results of operations.

     The following table summarizes the estimated fair values of the GigaGroup assets acquired and liabilities assumed at the date of acquisition. Forrester is continuing to finalize certain estimates and appraisals related to the purchase price allocation and expects to finalize the purchase accounting in 2004.

                                                                NOVEMBER 30,
                                                                    2003
                                                               --------------
                                                               (IN THOUSANDS)
Assets:
  Accounts receivable.......................................       $  480
  Goodwill..................................................        3,879
  Intangible assets.........................................        1,990
                                                                   ------
     Total assets...........................................       $6,349
                                                                   ------
Liabilities:
  Accrued expenses..........................................       $1,215
  Deferred revenue..........................................        1,057
                                                                   ------
     Total liabilities......................................       $2,272
                                                                   ------
Net assets acquired.........................................       $4,077
                                                                   ======

     The acquired intangible asset is being amortized using an accelerated method according to the expected cash flows to be received from the underlying asset over its respective life as follows:

                                                              ASSIGNED   USEFUL
                                                               VALUE      LIFE
                                                              --------   -------
                                                                (IN THOUSANDS)
Amortized intangible asset:
  Customer relationships....................................   $1,990    5 years
                                                               ------
Subtotal....................................................   $1,990
                                                               ======

Amortization expense related to the intangible assets acquired from Giga was $80,000 during 2003.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. As a result of the adoption of SFAS No. 141 on January 1, 2002, Forrester reclassified approximately $82,000 of assembled workforce-related intangible assets into goodwill resulting in total goodwill of $13.2 million at December 31, 2002 relating primarily to the acquisition of Forit GmbH in 2000. The adoption of SFAS No. 141 did not have a material effect on Forrester's consolidated financial position or results of operations. In 2003, Forrester acquired $43.8 million of goodwill through the acquisitions discussed in Note 2.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment of

                            FORRESTER RESEARCH, INC.

whether there was an indication that goodwill in any reporting unit was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of the reporting unit with goodwill did not exceed the fair value, and as a result no transitional impairment loss existed. Forrester has selected November 30th as its date of performing the annual goodwill impairment test. Forrester obtained an independent appraisal as of November 30, 2003 and determined that no impairment of its goodwill had occurred.

     Had the provisions of SFAS No. 142 been applied for the year ended December 31, 2001, Forrester's net income and net income per share would have been as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2001       2002       2003
                                                             ---------   -------   --------
                                                             (IN THOUSANDS, EXCEPT FOR PER
                                                                      SHARE DATA)
Reported net income........................................   $18,117     $ 589     $2,191
Effect of SFAS No. 142, net of tax.........................       455        --         --
                                                              -------     -----     ------
Adjusted net income........................................   $18,572     $ 589     $2,191
                                                              =======     =====     ======
Reported basic net income per common share.................   $  0.80     $0.03     $ 0.10
Effect of SFAS No. 142, net of tax.........................      0.02        --         --
                                                              -------     -----     ------
Adjusted basic net income per common share.................   $  0.82     $0.03     $ 0.10
                                                              =======     =====     ======
Reported diluted net income per common share...............   $  0.76     $0.02     $ 0.10
Effect of SFAS No. 142, net of tax.........................      0.02        --         --
                                                              -------     -----     ------
Adjusted diluted net income per common share...............   $  0.78     $0.02     $ 0.10
                                                              =======     =====     ======

     A summary of Forrester's intangible assets as of December 31, 2003 and 2002 is as follows:

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
                                                          ======        ====         ====

                                                                DECEMBER 31, 2003
                                                        ----------------------------------
                                                         GROSS                      NET
                                                        CARRYING   ACCUMULATED    CARRYING
                                                         AMOUNT    AMORTIZATION    AMOUNT
                                                        --------   ------------   --------
                                                                  (IN THOUSANDS)
Amortizable intangible assets:
  Customer base.......................................  $19,960       $6,906      $13,054
  Research content....................................    2,444        2,137          307
  Trademarks..........................................      570          475           95
                                                        -------       ------      -------
     Total............................................  $22,974       $9,518      $13,456
                                                        =======       ======      =======

                            FORRESTER RESEARCH, INC.

     Amortization expense related to identifiable intangible assets that will continue to be amortized in the future was approximately $328,000 and $8,778,000 during the years ended December 31, 2002 and 2003, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                                  AMOUNTS
                                                               --------------
                                                               (IN THOUSANDS)
Year ending December 31, 2004...............................      $ 6,440
Year ending December 31, 2005...............................        3,496
Year ending December 31, 2006...............................        2,062
Year ending December 31, 2007...............................        1,228
Year ending December 31, 2008...............................          230
                                                                  -------
Total.......................................................      $13,456
                                                                  =======

(4) REORGANIZATIONS

  AUGUST 5, 2003 REORGANIZATION

     On August 5, 2003, Forrester announced a reduction of its work force by approximately 30 positions in connection with the integration of Giga. As a result, Forrester recorded a reorganization charge of approximately $1.2 million in the year ended December 31, 2003. Approximately 53% of the terminated employees had been members of the sales force, while 35% and 12% had held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, and other payments for professional services incurred in connection with the reorganization.

     The costs related to the August 5, 2003 reorganization are as follows:

                                                                            ACCRUED AS OF
                                                        TOTAL      CASH      DECEMBER 31,
                                                        CHARGE   PAYMENTS        2003
                                                        ------   --------   --------------
                                                                  (IN THOUSANDS)
Workforce reduction...................................  $1,230    $1,060         $170

     The accrued costs related to the August 5, 2003 reorganization are expected to be paid by March 31, 2004.

  JULY 24, 2002 REORGANIZATION

     On July 24, 2002, Forrester announced a reduction of its work force by approximately 21 positions in response to conditions and demands of the market. As a result, Forrester recorded an initial reorganization charge of approximately $2.6 million during the year ended December 31, 2002. Approximately 31% of the terminated employees were members of the sales force, while 41% and 28% held research and administrative roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off consisted primarily of computer equipment, software, and furniture and fixtures related to vacated locations in connection with the reorganization.

     In 2003, Forrester revised the estimates of the July 24, 2002 reorganization charge to provide for additional losses for office consolidation costs resulting in an additional reorganization charge of $269,000.

                            FORRESTER RESEARCH, INC.

     Total costs related to the July 24, 2002 reorganization are as follows:

                                               TOTAL                 2002     ACCRUED AS OF
                                              INITIAL   NON-CASH     CASH     DECEMBER 31,
                                              CHARGE    CHARGES    PAYMENTS       2002
                                              -------   --------   --------   -------------
                                                             (IN THOUSANDS)
Workforce reduction.........................  $  908      $ --      $  857        $ 51
Facility consolidation and other related
  costs.....................................     889        --         228         661
Depreciable assets..........................     766       766          --          --
                                              ------      ----      ------        ----
Total.......................................  $2,563      $766      $1,085        $712
                                              ======      ====      ======        ====

                                         ACCRUED AS OF     2003        2003      ACCRUED AS OF
                                         DECEMBER 31,      CASH     SUBSEQUENT   DECEMBER 31,
                                             2002        PAYMENTS    REVISION        2003
                                         -------------   --------   ----------   -------------
                                                            (IN THOUSANDS)
Workforce reduction....................      $ 51          $ 51        $ --          $ --
Facility consolidation and other
  related costs........................       661           206         269           724
                                             ----          ----        ----          ----
Total..................................      $712          $257        $269          $724
                                             ====          ====        ====          ====

     The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                           ACCRUED AS OF
                                                                           DECEMBER 31,
                                                      2004   2005   2006       2003
                                                      ----   ----   ----   -------------
                                                                (IN THOUSANDS)
Facility consolidation and other related costs......  $484   $164   $76        $724

  JANUARY 10, 2002 REORGANIZATION

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

     In 2003, Forrester revised the estimates of the January 10, 2002 reorganization charge to provide for additional losses for office consolidation costs due to the continued deteriorating real estate market conditions resulting in an additional reorganization charge of $1.1 million.

                            FORRESTER RESEARCH, INC.

     Total costs related to the January 10, 2002 reorganization are as follows:

                                      TOTAL       2002       NON-                ACCRUED AS OF
                                     INITIAL   SUBSEQUENT    CASH       CASH     DECEMBER 31,
                                     CHARGE     REVISION    CHARGES   PAYMENTS       2002
                                     -------   ----------   -------   --------   -------------
                                                          (IN THOUSANDS)
Workforce reduction................  $3,545       $(74)     $   --     $3,471       $   --
Facility consolidation and other
  related costs....................   2,934        502          --        598        2,838
Depreciable assets.................   2,772         91       2,863         --           --
                                     ------       ----      ------     ------       ------
Total..............................  $9,251       $519      $2,863     $4,069       $2,838
                                     ======       ====      ======     ======       ======

                                         ACCRUED AS OF     2003        2003      ACCRUED AS OF
                                         DECEMBER 31,      CASH     SUBSEQUENT   DECEMBER 31,
                                             2002        PAYMENTS    REVISION        2003
                                         -------------   --------   ----------   -------------
                                                            (IN THOUSANDS)
Facility consolidation and other
  related costs........................     $2,838        $1,356      $1,095        $2,577

     The accrued costs related to the January 10, 2002 reorganization are expected to be paid in the following periods:

                                                                           ACCRUED AS OF
                                                                           DECEMBER 31,
                                                     2004    2005   2006       2003
                                                    ------   ----   ----   -------------
                                                               (IN THOUSANDS)
Facility consolidation and other related costs....  $1,503   $851   $223      $2,577

  JULY 12, 2001 REORGANIZATION

     On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million during the year ended December 31, 2001. Approximately 66% of the terminated employees had been members of the sales force, while 12% and 22% had held research and administrative roles, respectively. This charge consisted primarily of severance and related benefits costs from the work force reduction. This charge also included office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

     During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period. All liabilities associated with the July 12, 2001 reorganization were paid in 2001 or 2002, accordingly, there was no accrual remaining at December 31, 2002.

(5) MARKETABLE SECURITIES

     The Company's available-for-sale securities at December 31, 2002 and 2003 consist of investments in federal obligations, state and municipal obligations and corporate obligations, which were recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). There were no held-to-maturity or trading securities at December 31, 2002 and 2003.

                            FORRESTER RESEARCH, INC.

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
                                             ========   ========      ======        ===

                                                        AS OF DECEMBER 31, 2003
                                             ----------------------------------------------
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                              VALUE       COST        GAINS        LOSSES
                                             --------   ---------   ----------   ----------
Federal agency obligations.................  $ 11,530   $ 11,583      $  294        $347
State and municipal bonds..................    36,640     36,308         344           7
Corporate obligations......................    56,178     55,499         692          12
                                             --------   --------      ------        ----
                                             $104,348   $103,384      $1,330        $366
                                             ========   ========      ======        ====

     The following table summarizes the maturity periods of marketable securities as of December 31, 2003:

                                       2004      2005      2006      2007      TOTAL
                                      -------   -------   -------   -------   --------
Federal agency obligations..........  $10,529   $    --   $ 1,001   $    --   $ 11,530
State and municipal bonds...........   19,786    10,232     4,581     2,041     36,640
Corporate obligations...............   20,250     3,900    15,390    16,638     56,178
                                      -------   -------   -------   -------   --------
                                      $50,565   $14,132   $20,972   $18,679   $104,348
                                      =======   =======   =======   =======   ========

     Gross realized losses on sales of marketable securities for the years ended December 31, 2001 and 2002, which were calculated based on specific identification, were approximately $70,000 and $287,000, respectively. Gross realized gains on sales of marketable securities for the year ended December 31, 2003, which were calculated based on specific identification, were approximately $509,000.

(6) NON-MARKETABLE INVESTMENTS

     At December 31, 2002 and 2003, the carrying value of non-marketable investments is as follows (in thousands):

                                                               2002      2003
                                                              -------   -------
Private equity funds........................................  $ 7,771   $ 9,354
Doculabs, Inc. .............................................    1,526       340
comScore Networks, Inc. ....................................      453       323
Greenfield Online, Inc. ....................................      267       267
                                                              -------   -------
                                                              $10,017   $10,284
                                                              =======   =======

     In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the years ended December 31, 2002 and 2003, Forrester contributed approximately $5.0 million and $3.3 million, respectively, to these investment funds, resulting in total cumulative contributions of approximately $15.5 million to date. One of these investments is being accounted for using the cost method, and accordingly, is valued at cost unless an other than temporary impairment in its

                            FORRESTER RESEARCH, INC.

value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of December 31, 2003 was approximately $9.4 million. During the years ended December 31, 2001, 2002, and 2003, Forrester recorded net impairments to these investments of approximately $907,000, $2,383,000, and $861,000, respectively, which are included in the consolidated statements of income. During 2003, one of the private equity investment funds distributed publicly-listed common stock to Forrester, which Forrester sold. The disposal of the common stock resulted in a gain of $419,000 recorded in the consolidated statement of income for 2003 as a reduction of impairments of non-marketable investments. During 2002 and 2003, fund management charges of approximately $484,000 and $410,000, respectively, were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investments' carrying value. Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

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

     During the years ended December 31, 2001, 2002, and 2003, Forrester recognized revenues of approximately $102,000, $234,000, and $133,000 respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

     In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In December 2001, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of $1,474,000 to impairments of non-marketable investments in the consolidated statement of income during the year ended December 31, 2001. In December 2003, Forrester determined that its investment had been further impaired. As a result, Forrester recorded a write-down of $1,186,000 to impairments of non-marketable investments in the consolidated statement of income during the year ended December 31, 2003. As of December 31, 2003, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 2001, 2002, and 2003, Forrester expensed approximately $1,030,000, $931,000, and $11,000, respectively, to the cost of services and fulfillment related to services purchased from Doculabs.

     In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 in the consolidated statement of income. In June 2002, Forrester determined that its investment in comScore

                            FORRESTER RESEARCH, INC.

had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $271,000 in the consolidated statement of income. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $130,000 in the consolidated statement of income. As of December 31, 2003, Forrester determined that no further permanent impairment had occurred.

     During the year ended December 31, 2001, Forrester expensed approximately $60,000 to the cost of services and fulfillment related to services purchased from comScore.

     Forrester owns approximately 1.1% of a holding company that is the majority shareholder of Greenfield Online, Inc. ("Greenfield"), an Internet-based marketing research firm. As a result of this investment, Forrester effectively owns approximately a 1.1% ownership interest in Greenfield. This investment is accounted for as a cost based investment and accordingly is being valued at cost. No impairments were recorded for 2001, 2002, and 2003.

     During the years ended December 31, 2001, 2002, and 2003, Forrester expensed approximately $314,000, $183,000, and $108,000, respectively, to the cost of services and fulfillment related to services purchased from Greenfield.

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

     Income (loss) before income tax provision (benefit) for the years ended December 31, 2001, 2002, and 2003 consists of the following (in thousands):

                                                              2001     2002     2003
                                                             -------   -----   ------
Domestic...................................................  $22,760   $(581)  $1,446
Foreign....................................................    4,282     859    1,730
                                                             -------   -----   ------
  Total....................................................  $27,042   $ 278   $3,176
                                                             =======   =====   ======

                            FORRESTER RESEARCH, INC.

     The components of the income tax provision (benefit) for the years ended December 31, 2001, 2002, and 2003 are as follows (in thousands):

                                                            2001      2002      2003
                                                           -------   -------   ------
Current --
  Federal................................................  $ 8,424   $(1,187)  $  335
  State..................................................    1,038        80      (84)
  Foreign................................................    2,153       625      420
                                                           -------   -------   ------
                                                            11,615      (482)     671
                                                           -------   -------   ------
Deferred --
  Federal................................................   (1,846)     (614)     174
  State..................................................     (158)     (330)     140
  Foreign................................................     (686)     (416)      --
                                                           -------   -------   ------
                                                            (2,690)   (1,360)     314
                                                           -------   -------   ------
Less -- valuation allowance..............................       --     1,531       --
                                                           -------   -------   ------
Income tax provision (benefit)...........................  $ 8,925   $  (311)  $  985
                                                           =======   =======   ======

     A reconciliation of the federal statutory rate to Forrester's effective tax rate for the years ended December 31, 2001, 2002 and 2003 is as follows:

                                                              2001    2002    2003
                                                              ----   ------   -----
Income tax provision at federal statutory rate..............  35.0%   35.0%    35.0%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............   2.8      2.9     1.2
  Non-deductible expenses...................................   0.5     30.8     3.7
  Tax-exempt interest income................................  (5.8)  (679.1)  (17.7)
  Other, net................................................   0.5    (52.2)    8.8
  Change in valuation allowance.............................    --    550.7      --
                                                              ----   ------   -----
Effective income tax rate...................................  33.0%  (111.9)%  31.0%
                                                              ====   ======   =====

     The components of deferred income taxes as of December 31, 2002 and 2003 are as follows (in thousands):

                                                               2002      2003
                                                              -------   -------
Non-deductible reserves and accruals........................  $ 5,057   $ 2,953
Depreciation and amortization...............................    1,171       738
Deferred commissions........................................   (1,286)   (2,189)
Net operating loss and other carryforwards..................   18,219    40,188
                                                              -------   -------
Gross deferred tax asset....................................   23,161    41,690
Less -- Valuation allowance.................................   (1,531)   (1,531)
                                                              -------   -------
Net deferred tax asset......................................  $21,630   $40,159
                                                              =======   =======

     Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $104.7 million primarily related to exercises of employee stock options and operating loss carryforwards acquired in connection with the acquisition of Giga. The net operating losses relating to the exercises of stock

                            FORRESTER RESEARCH, INC.

options were recorded as a benefit to additional paid-in capital within stockholders' equity. These net operating loss carryforwards will expire between the years 2015 and 2023. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes.

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

(8) COMMITMENTS

     Forrester leases its office space and certain office equipment under operating leases. At December 31, 2003, approximate future minimum rentals for operating leases and purchase obligations for third party survey costs are as follows (in thousands):

2004........................................................   $14,411
2005........................................................    11,605
2006........................................................     8,530
2007........................................................     3,833
2008........................................................     2,314
Thereafter..................................................     5,725
                                                               -------
  Total minimum lease payments..............................   $46,418
                                                               =======

     Future minimum rentals have not been reduced by minimum sublease rentals to be received of $3,682,000 due in the future under subleases. These rentals are due as follows: $1,676,000 in 2004, $1,332,000 in 2005, and $674,000 in 2006.

     Aggregate rent expenses, net of sublease income, were approximately $9,388,000, $8,323,000, and $7,688,000 for the years ended December 31, 2001,
2002, and 2003, respectively.

(9) STOCKHOLDERS' EQUITY

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

                            FORRESTER RESEARCH, INC.

  TREASURY STOCK

     In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of Forrester's common stock. The shares repurchased will be used, among other things, in connection with Forrester's employee stock option and purchase plans and for potential acquisitions. As of December 31, 2003, Forrester had repurchased approximately 1,894,000 shares of common stock at an aggregate cost of $30.3 million.

     During the three months ended December 31, 2003, Forrester entered into a structured stock repurchase agreement giving Forrester the right to acquire shares of Forrester's common stock in exchange for an up-front net payment of $2.0 million. This agreement expires in February 2004. Pursuant to the agreement, if Forrester's stock price is above a certain price on the expiration date, Forrester will have the investment of $2.0 million returned with a premium. If Forrester's stock price is below a certain price on the expiration date, Forrester will receive approximately 119,000 shares of Forrester's common stock. The $2.0 million up-front net payment is recorded in stockholder's equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

     During each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, Forrester entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, Forrester received approximately $2.1 million of cash. During each of the three month periods ended September 30, 2002 and December 31, 2002, Forrester entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, in 2002 and 2003, respectively, Forrester received 143,524 and 144,291 shares, respectively, which were recorded as treasury stock.

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

                            FORRESTER RESEARCH, INC.

     Stock option activity under the Plan and under the Directors' Plan from December 31, 2000, to December 31, 2003, was as follows (in thousands, except per share data):

                                                                             WEIGHTED AVERAGE
                                                 NUMBER     EXERCISE PRICE    EXERCISE PRICE
                                                OF SHARES     PER SHARE         PER SHARE
                                                ---------   --------------   ----------------
Outstanding at December 31, 2000..............    6,278      $ 2.75-70.84         $19.65
Granted.......................................    1,361       15.47-55.00          24.83
Exercised.....................................   (1,146)       2.75-34.16          12.81
Forfeited.....................................     (643)      11.69-70.84          29.09
                                                 ------      ------------         ------
Outstanding at December 31, 2001..............    5,850        2.75-70.84          21.17
Granted.......................................      930       12.77-20.16          16.44
Exercised.....................................     (924)       2.75-19.85           11.1
Forfeited.....................................   (1,652)      11.69-70.84          24.59
                                                 ------      ------------         ------
Outstanding at December 31, 2002..............    4,204        2.75-70.84          20.99
Granted.......................................    1,511       13.73-18.63          14.75
Exercised.....................................     (242)      14.60-19.50          16.49
Forfeited.....................................     (626)      11.00-62.44          21.89
                                                 ------      ------------         ------
Outstanding at December 31, 2003..............    4,847      $2.75-$70.84         $19.39
                                                 ======      ============         ======
Exercisable at December 31, 2003..............    2,457      $2.75-$70.84         $21.79
                                                 ======      ============         ======
Exercisable at December 31, 2002..............    2,430      $2.75-$70.84         $20.25
                                                 ======      ============         ======
Exercisable at December 31, 2001..............    2,526      $2.75-$70.84         $18.18
                                                 ======      ============         ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share data):

                             OPTIONS       WEIGHTED AVERAGE                          OPTIONS       WEIGHTED AVERAGE
                          OUTSTANDING AT   EXERCISE PRICE OF   WEIGHTED AVERAGE   EXERCISABLE AT   EXERCISE PRICE OF
                           DECEMBER 31,         OPTIONS           REMAINING        DECEMBER 31,         OPTIONS
                               2003           OUTSTANDING      CONTRACTUAL LIFE        2003           EXERCISABLE
                          --------------   -----------------   ----------------   --------------   -----------------
Range of exercise prices
$  2.75-6.50............         39             $ 4.11               2.36                39             $ 4.11
   9.57-11.50...........        115               9.93               3.87               115               9.93
  11.69-13.73...........        557              11.72               5.16               533              11.71
  13.94-15.47...........      1,332              14.58               9.17                60              14.55
  15.49-18.69...........        986              16.44               7.78               358              16.75
  18.75-24.64...........        931              22.48               5.81               733              22.71
  25.16-31.39...........        619              25.88               6.85               364              26.31
  33.50-49.78...........        133              42.17               6.52               125              41.83
  52.67-70.84...........        135              59.02               6.55               130              59.24
                              -----             ------               ----             -----             ------
                              4,847             $19.39               7.16             2,457             $21.79
                              =====             ======               ====             =====             ======

     As of December 31, 2003, options available for future grant under the Plan and the Directors' Plan were approximately 3,125,000.

                            FORRESTER RESEARCH, INC.

     As described in Note 1, Forrester applies APB No. 25 to account for equity grants and awards to employees. All grants have been made with exercise prices equal to or in excess of fair market value. Accordingly, there is no compensation expense related to option grants reflected in the accompanying consolidated financial statements as all options granted were granted at fair market value at grant date. Forrester has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in Note 1. The "fair value" of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

                                                           2001       2002       2003
                                                         --------   --------   --------
Risk-free interest rate................................      4.09%      3.10%      2.11%
Expected dividend yield................................        --         --         --
Expected lives.........................................   3 years    4 years    4 years
Expected volatility....................................        71%        61%        55%
Weighted average fair value............................  $  13.67   $   9.89   $   6.47

     In January 1998, Forrester's founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock. The options have an exercise price of $9.57 and vest as follows: one-thirty-sixth of the total number of options granted monthly through January 28, 1999; and one-third of the total number of options granted on and after each of January 28, 2000, and January 28, 2001. As of December 31, 2003, approximately 70,500 options remained outstanding, all of which were exercisable.

(11) EMPLOYEE PENSION PLANS

     Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester's pension contributions totaled approximately $1,276,000, $762,000, and $1,046,000 for the years ended December 31, 2001,
2002, and 2003, respectively.

(12) EMPLOYEE STOCK PURCHASE PLAN

     In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the issuance of up to 400,000 shares of common stock. The Stock Purchase Plan was amended in 2002 to increase the number of shares of common stock available for purchase under the Stock Purchase Plan by 500,000 shares. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee's shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common

                            FORRESTER RESEARCH, INC.

stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

                                                               SHARES     PURCHASE
PURCHASE PERIOD ENDED --                                      PURCHASED    PRICE
------------------------                                      ---------   --------
June 30, 2001...............................................   54,658      $19.20
December 31, 2001...........................................   40,580      $17.12
June 30, 2002...............................................   35,081      $16.49
December 31, 2002...........................................   32,585      $13.23
June 30, 2003...............................................   32,233      $13.29
December 31, 2003...........................................   35,735      $13.39

(13) OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING

     Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision-maker, or decision-making group, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in deciding how to allocate resources and assess performance. Forrester's chief decision-making group is the Executive Team, consisting of the Chief Executive Officer and other executive officers. To date, Forrester has viewed its operations and managed its business as principally one segment, research services. As a result, the financial information disclosed herein materially represents all of the financial information related to Forrester's principal operating segment. Long-lived tangible assets by location as of December 31, 2002 and 2003 are as follows (in thousands):

                                                               2002      2003
                                                              -------   -------
United States...............................................  $18,706   $19,048
United Kingdom..............................................    1,064       869
Europe (excluding United Kingdom)...........................    1,021       613
                                                              -------   -------
                                                              $20,791   $20,530
                                                              =======   =======

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2001, 2002, and 2003 are as follows (dollars in thousands):

                                                          2001      2002       2003
                                                        --------   -------   --------
United States.........................................  $112,349   $69,292   $ 89,412
United Kingdom........................................    13,450     8,302     11,338
Europe (excluding United Kingdom).....................    17,288     9,508     12,056
Canada................................................     7,086     3,004      6,154
Other.................................................     8,947     6,830      7,039
                                                        --------   -------   --------
                                                        $159,120   $96,936   $125,999
                                                        ========   =======   ========
United States.........................................        71%       71%        71%
United Kingdom........................................         8         9          9
Europe (excluding United Kingdom).....................        11        10         10
Canada................................................         4         3          5
Other.................................................         6         7          5
                                                        --------   -------   --------
                                                             100%      100%       100%
                                                        ========   =======   ========

                            FORRESTER RESEARCH, INC.

(14) CERTAIN BALANCE SHEET ACCOUNTS

  PROPERTY AND EQUIPMENT:

     Property and equipment as of December 31, 2002 and 2003 consist of the following (in thousands):

                                                               2002      2003
                                                              -------   -------
Computers and equipment.....................................  $18,017   $20,447
Computer software...........................................    8,750    16,288
Furniture and fixtures......................................    3,447     4,235
Leasehold improvements......................................    6,715     7,135
                                                              -------   -------
Total property and equipment................................   36,929    48,105
Less accumulated depreciation and amortization..............   26,255    39,839
                                                              -------   -------
Property and equipment, net.................................  $10,674   $ 8,266
                                                              =======   =======

  ACCRUED EXPENSES:

     Accrued expenses as of December 31, 2002 and 2003 consist of the following (in thousands):

                                                               2002      2003
                                                              -------   -------
Payroll and related.........................................  $ 9,472   $11,458
Income taxes................................................    1,875     2,657
Facility consolidation costs................................    3,499     6,646
Other.......................................................    5,835    10,696
                                                              -------   -------
                                                              $20,681   $31,457
                                                              =======   =======

  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2001, 2002, and 2003 is as follows (in thousands):

                                                              2001     2002     2003
                                                             -------   -----   ------
Balance, beginning of year.................................  $ 1,293   $ 966   $  837
  Provision for doubtful accounts..........................      885     246       --
  Additions arising from acquisitions (Note 2).............       --      --      987
  Write-offs...............................................   (1,212)   (375)    (415)
                                                             -------   -----   ------
Balance, end of year.......................................  $   966   $ 837   $1,409
                                                             =======   =====   ======

                            FORRESTER RESEARCH, INC.

(15) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2003 (in thousands, except per share data):

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2002        2002       2002        2002
                                                ---------   --------   ---------   --------
Revenues......................................   $26,056    $25,433     $21,938    $23,509
Income (loss) from operations.................   $(5,959)   $ 2,861     $  (696)   $ 2,651
Net (loss) income.............................   $(6,115)   $ 3,547     $  (307)   $ 3,464
Basic net income (loss) per common share......   $ (0.26)   $  0.15     $ (0.01)   $  0.15
Diluted net income (loss) per common share....   $ (0.26)   $  0.15     $ (0.01)   $  0.15

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2003        2003       2003        2003
                                                ---------   --------   ---------   --------
Revenues......................................   $24,482    $33,978     $32,208    $35,331
Income (loss) from operations.................   $ 1,280    $  (342)    $  (518)   $ 1,158
Net income....................................   $ 1,777    $   141     $   186    $    87
Basic net income per common share.............   $  0.08    $  0.01     $  0.01    $  0.00
Diluted net income per common share...........   $  0.08    $  0.01     $  0.01    $  0.00

(16) SUBSEQUENT EVENT

     In January 2004, Forrester reduced its European headcount by 12 employees and expects to record a reorganization charge estimated between $1.5 million and $2.5 million related to this reduction in force and consolidation of office space.

                                 EXHIBIT INDEX

      EXHIBIT NO.          DESCRIPTION
      -----------          -----------
        2.1(1)             Stock Purchase Agreement dated as of November 15, 1999 among
                           Forrester Research, Inc., William Reeve and Neil Bradford.
        2.2(7)             Agreement and Plan of Merger dated as of January 20, 2003
                           between Forrester Research, Inc., Whitcomb Acquisition Corp.
                           and Giga Information Group, Inc.
        3.1(3)             Restated Certificate of Incorporation of Forrester.
        3.2(5)             Certificate of Amendment of the Certificate of Incorporation
                           of Forrester.
        3.3(2)             Bylaws of the Company, as amended.
        4(3)               Specimen Certificate for shares of Common Stock, $.01 par
                           value, of Forrester.
       10.1+(3)            Registration Rights and Non-Competition Agreement.
       10.2+(3)            Tax Indemnification Agreement dated November 25, 1996.
       10.3+(3)            1996 Amended and Restated Equity Incentive Plan, as amended.
       10.4+(3)            1996 Employee Stock Purchase Plan, as amended.
       10.5+(6)            1996 Amended and Restated Stock Option Plan for Non-Employee
                           Directors.
       10.10(4)            Lease dated May 6, 1999 between Technology Square LLC and
                           the Company for the premises located at 400 Technology
                           Square, Cambridge, Massachusetts.
       10.11(5)            Registration Rights Agreement.
       10.12(5)            Indemnification Agreement.
       16(8)               Letter dated April 5, 2002 from Arthur Andersen LLP to the
                           Securities and Exchange Commission.
       21(2)               Subsidiaries of the Registrant.
       23.1(2)             Consent of Deloitte and Touche LLP.
       23.2(2)             Information regarding Consent of Arthur Andersen LLP.
       31.1(2)             Certification of the Principal Executive Officer
       31.2(2)             Certification of the Principal Financial Officer
       32.1(2)             Certification of the Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2(2)             Certification of the Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(8) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on April 5, 2002 (File No. 000-21433) and incorporated herein by reference.
                                       E-1