Form 10-Q
period 2004-03-31
FORRESTER RESEARCH INC
filed 2004-05-07
CIK 1023313

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes [X]  No [ ]

As of May 4, 2004, 22,061,193 shares of the registrant's common stock were outstanding.

                            FORRESTER RESEARCH, INC.

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                                ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003                               3

            Consolidated Statements of Income for the Three Month Periods Ended March 31, 2004 and 2003          4

            Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2004 and 2003      5

            Notes to Consolidated Financial Statements                                                           6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations               13

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                          19

ITEM 4.     Controls and Procedures                                                                             20

PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds                                                           21

ITEM 6.     Exhibits and Reports on Form 8-K                                                                    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            FORRESTER RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                               MARCH 31,       DECEMBER 31,
                                                                                                  2004            2003
                                                                                              -----------      ------------
                                                                                              (UNAUDITED)
                                       ASSETS

Current assets:
  Cash and cash equivalents                                                                   $    38,431      $     22,385
  Marketable securities                                                                            89,331           104,348
  Accounts receivable, net                                                                         25,342            40,013
  Deferred commissions                                                                              5,799             5,999
  Prepaid expenses and other current assets                                                         8,277             7,079
                                                                                              -----------      ------------
    Total current assets                                                                          167,180           179,824

Long-term assets:
  Property and equipment, net                                                                       7,769             8,266
  Goodwill                                                                                         56,858            57,006
  Intangible assets, net                                                                           11,112            13,456
  Deferred income taxes                                                                            40,097            40,159
  Non-marketable investments                                                                       11,162            10,284
  Other assets                                                                                      1,888             1,980
                                                                                              -----------      ------------

    Total long-term assets                                                                        128,886           131,151
                                                                                              -----------      ------------

    Total assets                                                                              $   296,066      $    310,975
                                                                                              ===========      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $     2,013      $      2,566
  Accrued expenses                                                                                 25,535            31,457
  Deferred revenue                                                                                 67,233            68,630
                                                                                              -----------      ------------

    Total current liabilities                                                                      94,781           102,653
                                                                                              -----------      ------------
Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized - 500 shares
    Issued and outstanding - none                                                                       -                 -
  Common stock, $.01 par value
    Authorized - 125,000 shares
    Issued - 24,417 and 24,355 shares as of March 31, 2004 and
      December 31, 2003, respectively
    Outstanding - 22,053 and 22,461 shares as of March 31, 2004 and December 31, 2003,
      respectively                                                                                    244               243
  Additional paid-in capital                                                                      174,000           172,523
  Retained earnings                                                                                66,688            66,945
  Treasury stock, at cost -- 2,364 and 1,894 shares as of March 31, 2004 and December
    31, 2003, respectively                                                                        (38,487)          (30,300)
  Accumulated other comprehensive loss                                                             (1,160)           (1,089)
                                                                                              -----------     ------------
    Total stockholders' equity                                                                    201,285           208,322
                                                                                              -----------      ------------
    Total liabilities and stockholders' equity                                                $   296,066      $    310,975
                                                                                              ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                  2004         2003
                                                                ----------------------
                                                                     (UNAUDITED)
Revenues:
  Research services                                             $  22,989    $  18,506
  Advisory services and other                                       8,740        5,976
                                                                ---------    ---------
    Total revenues                                                 31,729       24,482
                                                                ---------    ---------

Operating expenses:
  Cost of services and fulfillment                                 13,139        9,525
  Selling and marketing                                            11,060        7,752
  General and administrative                                        3,411        3,308
  Depreciation                                                      1,031        1,693
  Amortization of intangible assets                                 2,344          924
  Reorganization costs                                              1,957           -
                                                                ---------    ---------
    Total operating expenses                                       32,942       23,202
                                                                ---------    ---------

    (Loss) income from operations                                  (1,213)       1,280
Other income (expense):
  Other income, net                                                   826        1,595
  Impairments of non-marketable investments                             -         (300)
                                                                ---------    ---------

    (Loss) income before income tax (benefit) provision              (387)       2,575

Income tax (benefit) provision                                       (130)         798
                                                                ---------    ---------
    Net (loss) income                                           $    (257)   $   1,777
                                                                =========    =========
Basic net (loss) income per common share                        $   (0.01)   $    0.08
                                                                =========    =========
Diluted net (loss) income per common share                      $   (0.01)   $    0.08
                                                                =========    =========
Basic weighted average common shares outstanding                   22,255       22,739
                                                                =========    =========
Diluted weighted average common shares outstanding                 22,255       22,920
                                                                =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                          THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                     ----------------------------
                                                                                                         2004            2003
                                                                                                     -------------   ------------
                                                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net (loss) income                                                                                  $        (257)  $      1,777
  Adjustments to reconcile net (loss) income to net cash provided by operating activities --
   Depreciation                                                                                              1,031          1,693
   Amortization of intangible assets                                                                         2,344            924
   Impairment of non-marketable investment                                                                       -            300
   Tax benefit from exercises of employee stock options                                                         90             81
   Deferred income taxes                                                                                        (1)           728
   Realized gain on sale of marketable securities                                                                -           (509)
   Amortization of premium on marketable securities                                                            173            207
   Changes in assets and liabilities, net of acquisition --
    Accounts receivable                                                                                     15,586          5,803
    Deferred commissions                                                                                       200            192
    Prepaid expenses and other current assets                                                                 (872)          (169)
    Accounts payable                                                                                          (658)          (807)
    Accrued expenses                                                                                        (5,862)        (5,657)
    Deferred revenue                                                                                        (2,295)          (925)
                                                                                                     -------------   ------------
     Net cash provided by operating activities                                                               9,479          3,638
                                                                                                     -------------   ------------
Cash flows from investing activities:
  Acquisition of Giga Information Group, Inc., net of cash acquired                                              -        (51,549)
  Purchases of property and equipment                                                                         (530)           (69)
  Purchases of non-marketable investments                                                                     (963)        (1,250)
  Decrease in other assets                                                                                     269            123
  Purchases of marketable securities                                                                       (34,060)       (77,884)
  Proceeds from sales and maturities of marketable securities                                               49,150        144,196
                                                                                                     -------------   ------------
     Net cash provided by investing activities                                                              13,866         13,567
                                                                                                     -------------   ------------
Cash flows from financing activities:
  Proceeds from exercises of employee stock options                                                            512            523
  Acquisition of treasury stock                                                                             (6,187)        (3,245)
  Structured stock repurchase                                                                               (1,500)        (2,000)
                                                                                                     -------------   ------------
     Net cash used in financing activities                                                                  (7,175)        (4,722)

Effect of exchange rate changes on cash and cash equivalents                                                  (124)           (46)
                                                                                                     -------------   ------------
Net increase in cash and cash equivalents                                                                   16,046         12,437

Cash and cash equivalents, beginning of period                                                              22,385         11,479
                                                                                                     -------------   ------------
Cash and cash equivalents, end of period                                                             $      38,431   $     23,916
                                                                                                     =============   ============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                                         $         419   $        605
                                                                                                     -------------   ------------
On February 28, 2003, Forrester acquired Giga Information Group, Inc. as follows -
  Fair value of assets acquired                                                                                      $     98,663
  Purchase price                                                                                                          (62,510)
                                                                                                                     ------------
  Liabilities assumed                                                                                                $     36,153
                                                                                                                     ============

The accompanying notes are an integral part of these consolidated financial statements

FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. ("Forrester") as reported on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the period ended March 31, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004, or any other period. Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion ("APB") No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.

If compensation cost for Forrester's stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net (loss) income for the three months ended March 31, 2004 and 2003 would have been approximately as follows (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2004          2003
                                                         ---------     ---------
                                                             (IN THOUSANDS)
Net (loss) income as reported                            $    (257)    $   1,777
Less: Total stock-based employee compensation expense
   determined under fair value based method for all
    awards                                                  (1,218)       (1,130)
                                                         ---------     ---------
Pro-forma net (loss) income                              $  (1,475)    $     647
                                                         =========     =========
Basic and diluted net (loss) income per share - as
   reported                                              $   (0.01)    $    0.08
                                                         ---------     ---------
Basic and diluted net (loss) income per share - pro
   forma                                                 $   (0.07)    $    0.03
                                                         =========     =========

Income Taxes

Forrester provides for income taxes on an interim basis according to management's estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 - ACQUISITIONS

(a) Giga Information Group, Inc.

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and has reduced operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of estimated direct acquisition costs; and $1,182,000 for severance related to 27 employees of Giga terminated as a result of the acquisition. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003. Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes, and accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed.

                                                   FEBRUARY 28,
                                                       2003
                                                  --------------
                                                       (IN
                                                    THOUSANDS)
Assets
    Cash                                          $        5,302
    Accounts receivable                                   10,458
    Prepaid expenses and other current assets              1,396
    Property and equipment, net                            2,108
    Goodwill                                              39,883
    Intangible assets                                     19,484
    Deferred Income Taxes                                 18,666
    Non-marketable investments and other assets            1,366
                                                  --------------
    Total assets                                  $       98,663
                                                  --------------

Liabilities
    Accounts payable                              $        1,485
    Accrued expenses                                       9,655
    Capital lease obligations                                204
    Deferred revenue                                      24,809
                                                  --------------
    Total liabilities                             $       36,153
                                                  --------------
    Net assets acquired                           $       62,510
                                                  ==============

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
                               ==========

Amortization expense related to the intangible assets acquired from Giga was $2,057,000 and $842,000 during the three months ended March 31, 2004 and 2003, respectively.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2003.

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                           2003
                                                  ---------------------
                                                  (IN THOUSANDS, EXCEPT
                                                     PER SHARE DATA)
Revenues                                          $              34,310
Income from operations                            $                 837
Net income                                        $                 995
Basic and diluted net income per common share     $                0.04

(b) GigaGroup S.A.

         As part of the acquisition of Giga discussed above, Forrester acquired an equity investment in GigaGroup S.A. ("GigaGroup"). GigaGroup was created in 2000 through the spin-off of Giga's French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. During 2003, prior to the acquisition discussed below, Forrester recognized revenues of approximately $964,000 related to this distribution agreement.

         On November 30, 2003, Forrester acquired the assets of GigaGroup. The acquisition increased the number of client companies and allows Forrester to sell Giga research and services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain and Portugal. The aggregate purchase price of $4,088,000 consisted of $2,866,000 in cash, $82,000 of direct acquisition costs, $521,000 of outstanding accounts receivable due to Forrester and the contribution of the equity investment in GigaGroup valued at $619,000. Prior to the acquisition, the equity investment of $1,215,000 was accounted for using the cost method and, accordingly, was valued at cost unless a permanent impairment in its value occurred or the investment was liquidated. In connection with the acquisition, an impairment of $596,000 to the carrying value of the investment was included in impairments of non-marketable investments in the consolidated statements of income and, as such, the remaining value of the investment of $619,000 was included in the purchase price.

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

                       NOVEMBER 30,
                           2003
                      --------------
                      (IN THOUSANDS)
Assets:
Accounts receivable   $          548
Goodwill                       3,731
Intangible assets              1,990
Other assets                      91
                      --------------
Total assets          $        6,360
                      --------------
Liabilities:
Accrued expenses      $        1,215
Deferred revenue               1,057
                      --------------
Total liabilities     $        2,272
                      --------------
Net assets acquired   $        4,088
                      ==============

         The acquired intangible asset is being amortized using an accelerated method according to the expected cash flows to be received from the underlying asset over its respective life as follows:

                               ASSIGNED        USEFUL
                                VALUE           LIFE
                              ----------       -------
                                   (IN THOUSANDS)
Amortized intangible asset:
Customer relationships        $  1,990         5 years
                              ----------
Subtotal                      $  1,990
                              ==========

Amortization expense related to the intangible assets acquired from GigaGroup was $255,000 during the three months ended March 31, 2004.

NOTE 3 - INTANGIBLE ASSETS

A summary of Forrester's amortizable intangible assets as of March 31, 2004 is as follows:

                                              GROSS CARRYING       ACCUMULATED             NET
                                                  AMOUNT          AMORTIZATION       CARRYING AMOUNT
                                              --------------      --------------     ---------------
                                                                  (IN THOUSANDS)
Amortized intangible assets:
   Customer relationships                     $       19,960      $        8,848     $        11,112
   Research content                                    2,444               2,444                   -
   Registered trademarks                                 570                 570                   -
                                              --------------      --------------     ---------------
      Subtotal                                $       22,974      $       11,862     $        11,112
                                              ==============      ==============     ===============

Amortization expense related to identifiable intangible assets was approximately $2,344,000 and $924,000 during the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                            AMOUNTS
                                                         (IN THOUSANDS)
                                                         --------------
Remaining nine months ending December 31, 2004           $        4,096
Year ending December 31, 2005                                     3,496
Year ending December 31, 2006                                     2,062
Year ending December 31, 2007                                     1,228
Year ending December 31, 2008                                       230
                                                         --------------
Total                                                    $       11,112
                                                         ==============

NOTE 4 - REORGANIZATIONS

On January 28, 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup's European operations. As a result, Forrester recorded a reorganization charge of $1,957,000 during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization.

The costs related to the January 28, 2004 reorganization are as follows:

                                            ACCRUED AS OF
                      TOTAL       CASH         MARCH 31,
                      CHARGE    PAYMENTS         2004
                      ------    --------    -------------
                              (IN THOUSANDS)
Workforce reduction   $1,957    $    554    $       1,403

These accrued costs related to the January 2004 reorganization are expected to be paid by December 31, 2004.

In connection with prior reorganizations of its workforce, Forrester has consolidated its office space. As a result of those consolidations, Forrester has aggregate accrued facility consolidation costs of $2.4 million as of March 31, 2004. The activity related to these costs during the three months ended March 31, 2004 is as follows:

                   ACCRUED AS
                       OF                     ACCRUED AS OF
                  DECEMBER 31,      CASH        MARCH 31,
                      2003        PAYMENTS        2004
                  ------------    --------    -------------
                               (IN THOUSANDS)
Facility costs    $      2,806    $    371    $       2,435

These accrued facility costs are expected to be paid in the following periods:

                   TOTAL      2004      2005       2006
                 ---------  --------  ---------  --------
                                (IN THOUSANDS)
Facility costs   $   2,435  $  1,026  $   1,239  $    170

NOTE 5 - NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2004 were computed by dividing net loss by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2003 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options, when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                       2004          2003
                                                      -------       -------
                                                         (IN THOUSANDS)
Basic weighted average common shares outstanding       22,255        22,739
Weighted average common equivalent shares                   -           181
                                                      -------       -------
Diluted weighted average shares outstanding            22,255        22,920
                                                      =======       =======

During the three-month periods ended March 31, 2004 and 2003, options to purchase approximately 5,022,000 and 3,065,000 shares of common stock, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 - COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income for the three month periods ended March 31, 2004 and 2003 are as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                   2004        2003
                                                                 --------    ---------
                                                                    (IN THOUSANDS)
Unrealized gain (loss) on marketable securities, net of taxes    $    183    $    (434)
Cumulative translation adjustment                                    (254)          59
                                                                 --------    ---------
Total other comprehensive loss                                   $    (71)   $    (375)
Reported net (loss) income                                           (257)       1,777
                                                                 --------    ---------
Total comprehensive (loss) income                                $   (328)   $   1,402
                                                                 ========    =========

NOTE 7 - NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the three months ended March 31, 2004 and 2003, Forrester contributed approximately $963,000 and $1.3 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $16.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of March 31, 2004 was approximately $11.2 million. During the three months ended March 31, 2003, Forrester recorded an impairment to one of these investments of approximately $300,000 which is included in the consolidated statements of income. As of March 31, 2004, the total cumulative impairments recorded is approximately $4.2 million. During the three months ended March 31, 2004 and 2003, fund management charges of approximately $84,000 and $121,000, respectively, were included in other income, net in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $1.7 million as of March 31, 2004. Fund management charges are recorded as a reduction of the investments' carrying value.

Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid.

In December 2003, Forrester committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of March 31, 2004, Forrester made no contributions to this annex fund.

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

NOTE 8 - OTHER ASSETS

Other assets consist primarily of capitalized third-party survey costs which are being amortized over their expected period of benefit.

NOTE 9 - STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester's employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2004, Forrester had repurchased approximately 2,364,000 shares of common stock at an aggregate cost of approximately $38.5 million.

During the three months ended March 31, 2004, Forrester entered into a structured stock repurchase agreement giving Forrester the right to acquire shares of Forrester's common stock in exchange for an up-front net payment of $1.5 million. This agreement expires in May 2004. Pursuant to the agreement, if Forrester's stock price is above a certain price on the expiration date, Forrester will have the investment of $1.5 million returned with a premium. If Forrester's stock price is below a certain price on the expiration date, Forrester will receive approximately 86,000 shares of Forrester's common stock. The $1.5 million up-front net payment is recorded in stockholders' equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During the three-month period ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, Forrester received 119,000 shares which was recorded as treasury stock.

NOTE 10 - SEGMENT AND ENTERPRISE WIDE REPORTING

Forrester's operations are managed within the following three operating groups ("Operating Groups"): (i) North America, (ii) Europe, and (iii) World Markets, which includes Asia, Middle East, Africa, and Latin America. All of the Operating Groups generate revenues through sales of the same research, advisory and other service offerings. Each of the Operating Groups for North America, Europe, and World Markets is composed of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. Because the three Operating Groups have similar economic characteristics, production processes, and classes of clients, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester's consolidated financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three months ended March 31, 2004 and 2003 represent the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                     -----------------------
                                       2004          2003
                                     ---------     ---------
                                         (IN THOUSANDS)
United States                        $  21,074     $  17,600
United Kingdom                           2,925         2,035
Europe (excluding United Kingdom)        4,338         2,305
Canada                                   1,609           925
Other                                    1,783         1,617
                                     ---------     ---------
                                     $  31,729     $  24,482
                                     =========     =========

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                     2004        2003
                                    -----       ------
United States                          66%          72%
United Kingdom                          9            8
Europe (excluding United Kingdom)      14            9
Canada                                  5            4
Other                                   6            7
                                    -----       ------
                                      100%         100%
                                    =====       ======

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 1, Forrester currently accounts for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have a material negative impact on Forrester's consolidated financial position and results of operations, the level of which Forrester is currently assessing.

NOTE 12 - SUBSEQUENT EVENT

In April 2004, Forrester relocated its San Francisco office and expects to recognize reorganization charges of approximately $1.5 million to $2.0 million for fixed asset write-offs and $4.0 million to $4.5 million in rent expense in connection with office space vacated as a result of the relocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the potential success of WholeView 2 and other product offerings, the ability to achieve all of the anticipated benefits from the acquisition of Giga Information Group, the amount of the charge and any cost savings related to reductions in force and associated actions, and our ability to achieve success as the economy improves. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services, the actual amount of the charge and any cost savings related to reductions in force and associated actions, and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We are a leading independent technology research firm that conducts research and analysis on the impact of technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call the WholeView 2. This approach provides companies with the strategies, data, and product evaluations they need to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily are targeted to benefit the senior management, business strategists, and marketing and technology professionals at companies with revenues of $1 billion-plus who use our prescriptive, executable research to understand and capitalize on business models and emerging technologies.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Depreciation expense represents the depreciation of our fixed assets over their estimated useful lives. Amortization of intangible assets represents amortization of our identifiable intangible assets acquired from our acquisitions.

In February 2003, we acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The results of Giga's operations have been included in our consolidated financial statements since February 28, 2003.

We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value decreased approximately 3% to $120.7 million as of March 31, 2004 from $124.1 million as of March 31, 2003 and decreased approximately 4% from $126.3 million as of December 31, 2003 primarily due to slower than anticipated new business partially offset by improving client retention rates, dollar retention rates and enrichment rates. Client retention, measured as the number of client companies who renewed with memberships as a percentage of those that would have expired, was 71% during the twelve months ended March 31, 2004 as compared with 62% during the twelve months ended March 31, 2003. Dollar retention, measured as the dollar value of research contracts renewed as a percentage of the dollar value of research contracts expiring, was 83% during the twelve months ended March 31, 2004 as compared with 73% during the twelve months ended March 31, 2003. Enrichment, measured as the dollar value of renewed contracts as a percentage of the dollar value of the corresponding expiring contracts, was 99% during the twelve months ended March 31, 2004 as compared with 89% during the twelve months ended March 31, 2003. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. No single client accounted for more than 3% of agreement value at March 31, 2004 or 2003.

Reorganization

On January 28, 2004, we announced a reduction of our workforce by approximately 15 positions in connection with the integration of Giga's European operations. As a result, we recorded a reorganization charge of approximately $2.0 million during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization.

The costs related to the January 28, 2004 reorganization are as follows:

                                               ACCRUED AS OF
                       TOTAL       CASH          MARCH 31,
                       CHARGE     PAYMENTS        2004

                       -------    --------     -------------
                               (IN THOUSANDS)
Workforce reduction    $ 1,957    $    554     $       1,403

These accrued costs related to the January 2004 reorganization are expected to be paid by December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill, intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC.

- REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement.

         Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of March 31, 2004, deferred revenues and deferred commissions totaled $67.2 million and $5.8 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.4 million as of March 31, 2004. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $11.2 million as of March 31, 2004. Our investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee's revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We did not record any impairment charges during the three months ended March 31, 2004 and recorded impairment charges that totaled approximately $300,000 during the three months ended March 31, 2003. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. At March 31, 2004, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $56.9 million and $11.1 million, respectively. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit's fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2004, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $40.1 million as of March 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                        2004         2003
                                                       ------      -------
Research services                                          72%          76%
Advisory services and other                                28           24
                                                       ------      -------
Total revenues                                            100          100

Cost of services and fulfillment                           41           38
Selling and marketing                                      35           33
General and administrative                                 11           13
Depreciation                                                3            7
Amortization of intangible assets                           8            4
Reorganization costs                                        6            -
                                                       ------      -------
(Loss) income from operations                              (4)           5
Other income, net                                           3            6
Impairments of non-marketable investments                   -           (1)
                                                       ------      -------
(Loss) income before income tax (benefit) provision        (1)          10
Income tax (benefit) provision                              -            3
                                                       ------      -------
Net (loss) income                                          (1)%          7%
                                                       ======      =======

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUES. Total revenues increased 30% to $31.7 million in the three months ended March 31, 2004 from $24.5 million in the three months ended March 31, 2003. The increase in revenue is primarily attributable to the timing of the acquisition of Giga. Giga's results of operations have been included in our consolidated financial statements for three months during the quarter ended March 31, 2004 as compared to one month during the quarter ended March 31, 2003.

Revenues from research services increased 24% to $23.0 million in the three months ended March 31, 2004 from $18.5 million in the three months ended March 31, 2003 and comprised 72% and 76% of total revenues during the three-month periods ended March 31, 2004 and 2003, respectively. The increase in revenues is primarily attributable to the acquisition of Giga in February 2003 as discussed above. The decrease in research revenues as a percentage of total revenues is primarily attributable to shifting customer demand towards our advisory services. No single client company accounted for more than 3% of revenues during the three months ended March 31, 2004 or 2003.

Advisory services and other revenues increased 46% to $8.7 million in the three months ended March 31, 2004 from $6.0 million in the three months ended March 31, 2003. During the three months ended March 31, 2004, we held one event as compared to four events held during the three months ended March 31, 2003. The increase in advisory services and other revenues is primarily attributable to an increase in the number of research employees delivering advisory services to an increased number of clients as a result of the acquisition of Giga, as well as increased demand for advisory services which more than offset the decrease in revenue from events due to the number of events held.

Revenues attributable to customers outside the United States increased 55% to $10.7 million in the three months ended March 31, 2004 from $6.9 million in the three months ended March 31, 2003. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 34% during the three months ended March 31, 2004 from 28% during the three months ended March 31, 2003. The increases in international revenues and international revenues as a percentage of total revenues are primarily attributable to the acquisition of GigaGroup in November 2003 and currency translation, which accounted for approximately 10% of the dollar amount of the increase in our total revenues. We invoice our international clients in U.S. dollars, British pounds sterling and the euro.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment increased as a percentage of total revenues to 41% in the three months ended March 31, 2004 from 38% in the three months ended March 31, 2003. These expenses increased 38% to $13.1 million in the three months ended March 31, 2004 from $9.5 million in the three months ended March 31, 2003. The increases in expenses and expenses as a percentage of revenues are primarily attributable to increased compensation expense resulting from an increase in average headcount from the acquisition of Giga, which provided for an additional 91 research personnel. The increases in expenses and expenses as a percentage of revenues are also attributable to increased amortization of survey costs.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 35% during the three months ended March 31, 2004 from 33% during the three months ended March 31, 2003. These expenses increased 43% to $11.1 million in the three months ended March 31, 2004 from $7.8 million in the three months ended March 31, 2003. The increases in expenses and expenses as a percentage of total revenues are primarily attributable to increased compensation expense and increased travel expense resulting from an increase in average headcount from the acquisition of Giga, which provided for an additional 82 sales personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% during the three months ended March 31, 2004 from 13% during the three months ended March 31, 2003. These expenses increased 3% to $3.4 million in the three months ended March 31, 2004 from $3.3 million in the three months ended March 31, 2003. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga. The increase in expenses is primarily attributable to increased professional fees.

DEPRECIATION. Depreciation expense decreased 39% to $1.0 million in the three months ended March 31, 2004 from $1.7 million in the three months ended March 31, 2003. The decrease in these expenses was principally due to computer equipment and software purchased prior to 2002 becoming fully depreciated together with low capital expenditures in 2002 and 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $2.3 million in the three months ended March 31, 2004 from $924,000 in the three months ended March 31, 2003. This increase in amortization expense is the result of the timing of the acquisition of Giga during the first quarter of 2003 as well as amortization of intangible assets as a result of acquisition of GigaGroup in November 2003.

OTHER INCOME. Other income, consisting primarily of interest income, decreased 48% to $826,000 during the three months ended March 31, 2004 from $1.6 million during the three months ended March 31, 2003. The decrease is primarily due to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga.

REORGANIZATION COSTS. Reorganization costs in the three months ended March 31, 2004 consisted primarily of severance and related benefits costs in connection with the elimination of approximately 15 positions in January 2004.

IMPAIRMENTS OF NON-MARKETABLE INVESTMENTS. There was no charge for impairments of non-marketable investments during the three months ended March 31, 2004. Impairments of non-marketable investments resulted in net charges of $300,000 during the three months ended March 31, 2003.

PROVISION FOR INCOME TAXES. During the three months ended March 31, 2004, we recorded an income tax benefit of $130,000 reflecting an effective tax rate of 33.5%. During the three months ended March 31, 2003, we recorded an income tax provision of $798,000, which reflected an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 72% of our revenues during the three months ended March 31, 2004, are annually renewable and are generally payable in advance. We generated cash from operating activities of $9.5 million and $3.6 million during the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided from operations is primarily attributable to a decrease in accounts receivable resulting from customer payments.

During the three months ended March 31, 2004, we generated $13.9 million of cash from investing activities, consisting primarily of $15.1 million received from net sales of marketable securities, offset by $963,000 for net purchases of non-marketable investments and $530,000 for purchases of capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

In the first quarter of 2003, we acquired Giga pursuant to a cash tender offer and second step merger. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of direct acquisition costs; and $1,182,000 for severance related to 27 employees terminated as a result of the acquisition.

As part of the acquisition of Giga, we received an equity investment in GigaGroup S.A. ("GigaGroup"). In November 2003, we acquired the assets of GigaGroup for a total purchase price of $4.1 million, consisting of $2.9 million in cash, $82,000 in direct acquisition costs, $521,000 of outstanding accounts receivable due to us, and the contribution of the equity investment in GigaGroup valued at $619,000.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. As of March 31, 2004, we had contributed approximately $16.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the private equity investment funds. The timing of this additional investment is within the discretion of the fund.

During the three months ended March 31, 2004, we used $7.2 million of cash in financing activities, consisting of $6.2 million for repurchases of our common stock and $1.5 million for the investment in a structured stock repurchase program, offset by $512,000 in proceeds from the exercise of employee stock options.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased may be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2004, we had repurchased 2,364,000 shares of common stock at an aggregate cost of approximately $38.5 million.

During the three months ended March 31, 2004, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $1.5 million. This agreement expires in May 2004. Pursuant to the agreement, if our stock price is above a certain price on the expiration date, we will have the investment of $1.5 million returned with a premium. If our stock price is below a certain price on the expiration date, we will receive approximately 86,000 shares of our common stock. The $1.5 million up-front net payment is recorded in stockholders' equity as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.

During the three months ended December 31, 2003, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $2.0 million which was recorded as a reduction of additional paid-in-capital. Upon expiration of the agreement in February 2004, we received approximately 119,000 shares of our common stock and reclassified the up-front net payment from additional paid-in-capital to treasury stock.

As of March 31, 2004, we had cash and cash equivalents of $38.4 million and marketable securities of $89.3 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of March 31, 2004, we had future contractual obligations as follows*:

                                                                    FUTURE PAYMENTS DUE BY YEAR
                                               -----------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                     TOTAL     2004       2005      2006      2007     2008    THEREAFTER
----------------------------------             ---------  --------   --------  --------  --------  -------  ----------
                                                                          (IN THOUSANDS)
Operating leases                               $  41,732  $  9,725   $ 11,605  $  8,530  $  3,833  $ 2,314  $    5,725
Purchase obligations                               1,458     1,458          -         -         -        -           -
                                               ---------  --------   --------  --------  --------  -------  ----------
Total contractual cash obligations             $  43,190  $ 11,183   $ 11,605  $  8,530  $  3,833  $ 2,314  $    5,725
                                               =========  ========   ========  ========  ========  =======  ==========

------------

* The above table does not include the remaining $5.5 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $3.2 million.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of corporate, federal agency, and state and municipal obligations with a weighted-average maturity of approximately 14 months. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in U.S. dollars are as follows:

                                   FAIR VALUE
                                  AT MARCH 31,
                                     2004         FY 2004    FY 2005   FY 2006    FY 2007
                                  ------------  ----------  ---------  ---------  ---------
Cash equivalents                  $     27,500  $   27,500  $       -  $       -  $      -
Weighted average interest rate            1.12%       1.12%         -          -         -

Investments                       $     89,331  $   40,824  $  13,500  $  17,395  $ 17,612
Weighted average interest rate            3.02%       1.76%      3.82%      4.25%     4.10%

Total portfolio                   $    116,831  $   68,324  $  13,500  $  17,395  $ 17,612
Weighted average interest rate            2.57%       1.50%      3.82%      4.25%     4.10%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. However, during the three-months ended March 31, 2004, currency translation resulted in a 3% increase in our revenues. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2004, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $19.0 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock ("the stock repurchase program"). During each of the three months in the quarter ended March 31, 2004, we purchased the following shares of our common stock under the stock repurchase program:

                                                          MAXIMUM DOLLAR VALUE
                                                             THAT MAY YET BE
                                               AVERAGE     PURCHASED UNDER THE
                            TOTAL NUMBER OF   PRICE PAID     STOCK REPURCHASE
        PERIOD              SHARES PURCHASED  PER SHARE          PROGRAM
------------------------    ----------------  ----------  --------------------
                                                             (in thousands)
January 1 - January 31                21,200  $    16.42  $             19,352
February 1 - February 29             356,187  $    17.10  $             13,263
March 1 - March 31                    91,700  $    19.08  $             11,513
                            ----------------  ----------  --------------------
Total                                469,087  $    17.45  $             11,513
                            ================  ==========  ====================


All purchases of our common stock were made under the stock repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Principal Executive Officer

31.2 Certification of the Principal Financial Officer

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on January 28, 2004 furnishing under Item 12 our first quarter press release dated January 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FORRESTER RESEARCH, INC.

                                By: /s/ George F. Colony
                                    --------------------------------------------
                                George F. Colony
                                Chairman of the Board of Directors
                                and Chief Executive Officer (principal
                                executive officer)

Date:   May 7, 2004

                                By:  /s/ Warren Hadley
                                     -------------------------------------------
                                Warren Hadley
                                Chief Financial Officer and Treasurer
                                (principal financial and accounting officer)

Date:   May 7, 2004

                                  Exhibit Index

EXHIBIT NO.                                DOCUMENT
-----------                                --------
31.1           Certification of the Principal Executive Officer

31.2           Certification of the Principal Financial Officer

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.