Form 10-Q
period 2004-06-30
FORRESTER RESEARCH INC
filed 2004-08-06
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒ No ☐

As of August 5, 2004, 22,149,990 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$46,068	$22,385
Marketable securities	79,025	104,348
Accounts receivable, net	26,059	40,013
Deferred commissions	5,451	5,999
Prepaid expenses and other current assets	8,206	7,079

Total current assets	164,809	179,824

Long-term assets:
Property and equipment, net	5,618	8,266
Goodwill	56,894	57,006
Intangible assets, net	9,731	13,456
Deferred income taxes	40,590	40,159
Non-marketable investments and other assets	13,989	12,264

Total long-term assets	126,822	131,151

Total assets	$291,631	$310,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,950	$2,566
Accrued expenses	25,976	31,457
Deferred revenue	63,891	68,630

Total current liabilities	92,817	102,653

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized— 500 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 24,553 and 24,355 shares as of June 30, 2004 and December 31, 2003, respectively
Outstanding— 22,022 and 22,461 shares as of June 30, 2004 and December 31, 2003, respectively	245	243
Additional paid-in capital	177,688	172,523
Retained earnings	64,340	66,945
Treasury stock, at cost— 2,531 and 1,894 shares as of June 30, 2004 and December 31, 2003, respectively	(41,478)	(30,300)
Accumulated other comprehensive loss	(1,981)	(1,089)

Total stockholders’ equity	198,814	208,322

Total liabilities and stockholders’ equity	$291,631	$310,975

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(UNAUDITED)
Revenues:
Research services	$23,046	$25,865	$46,035	$44,371
Advisory services and other	11,875	8,113	20,615	14,089

Total revenues	34,921	33,978	66,650	58,460

Operating expenses:
Cost of services and fulfillment	14,377	14,330	27,516	23,855
Selling and marketing	11,605	11,022	22,665	18,774
General and administrative	3,985	3,781	7,396	7,058
Depreciation	1,026	1,839	2,057	3,532
Amortization of intangible assets	1,384	2,608	3,728	3,532
Reorganization costs	6,794	—	8,751	—
Integration costs	—	740	—	771

Total operating expenses	39,171	34,320	72,113	57,522

(Loss) income from operations	(4,250)	(342)	(5,463)	938
Other income (expense):
Other income, net	662	819	1,488	2,414
Non-marketable investment gains (impairments), net	57	(272)	57	(572)

(Loss) income before income tax (benefit) provision	(3,531)	205	(3,918)	2,780
Income tax (benefit) provision	(1,183)	64	(1,313)	862

Net (loss) income	$(2,348)	$141	$(2,605)	$1,918

Basic net (loss) income per common share	$(0.11)	$0.01	$(0.12)	$0.08

Diluted net (loss) income per common share	$(0.11)	$0.01	$(0.12)	$0.08

Basic weighted average common shares outstanding	22,074	22,515	22,165	22,627

Diluted weighted average common shares outstanding	22,074	22,718	22,165	22,819

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
	(UNAUDITED)
Cash flows from operating activities:
Net (loss) income	$(2,605)	$1,918
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation	2,057	3,532
Amortization of intangible assets	3,728	3,532
Non-marketable investment (gains) impairments, net	(57)	572
Tax benefit from exercises of employee stock options	238	155
Deferred income taxes	(2)	793
Non-cash reorganization costs	1,844	—
Realized gains on sales of marketable securities	—	(509)
Amortization of premium on marketable securities	404	413
Changes in assets and liabilities, net of acquisition—
Accounts receivable	14,785	10,534
Deferred commissions	548	(1,260)
Prepaid expenses and other current assets	(717)	1,758
Accounts payable	279	(207)
Accrued expenses	(5,359)	(7,649)
Deferred revenue	(5,481)	(8,710)

Net cash provided by operating activities	9,662	4,872

Cash flows from investing activities:
Acquisition of Giga Information Group, Inc., net of cash acquired	—	(56,066)
Purchases of property and equipment	(1,279)	(1,017)
Purchases of non-marketable investments	(2,163)	(2,150)
Decrease in other assets	529	75
Purchases of marketable securities	(67,735)	(126,158)
Proceeds from sales and maturities of marketable securities	91,549	188,766

Net cash provided by investing activities	20,901	3,450

Cash flows from financing activities:
Proceeds from issuance of common stock	2,350	1,457
Acquisition of treasury stock	(9,178)	(5,295)
Structured stock repurchase	54	(1,892)

Net cash used in financing activities	(6,774)	(5,730)
Effect of exchange rate changes on cash and cash equivalents	(106)	(190)

Net increase in cash and cash equivalents	23,683	2,402
Cash and cash equivalents, beginning of period	22,385	11,479

Cash and cash equivalents, end of period	$46,068	$13,881

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$477	$838

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004, or any other period. Certain amounts in the prior period financial statements have been reclassified to conform to the current year’s presentation.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion (“APB”) No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.

If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net (loss) income for the three and six months period ended June 30, 2004 and 2003 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(IN THOUSANDS)		(IN THOUSANDS)
Net (loss) income, as reported	$(2,348)	$141	$(2,605)	$1,918
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,071)	(1,738)	(2,289)	(3,375)

Pro-forma net loss	$(3,419)	$(1,597)	$(4,894)	$(1,457)

Basic and diluted net (loss) income per share — as reported	$(0.11)	$0.01	$(0.12)	$0.08

Basic and diluted net loss per share — pro forma	$(0.15)	$(0.07)	$(0.22)	$(0.06)

Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 — ACQUISITIONS

(a) Giga Information Group, Inc.

In the first quarter of 2003, Forrester acquired Giga Information Group, Inc. (“Giga”), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased agreement value and the number of client companies and has reduced operating expenses of the combined entity through economies of scale. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of estimated direct acquisition costs; and $1,182,000 for severance related to 27 employees of Giga terminated as a result of the acquisition. The results of Giga’s operations have been included in Forrester’s consolidated financial statements since February 28, 2003. Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes, and accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed at the date of acquisition.

FEBRUARY 28,
2003
(IN THOUSANDS)
Assets
Cash	$5,302
Accounts receivable	10,458
Prepaid expenses and other current assets	1,396
Property and equipment, net	2,108
Goodwill	39,883
Intangible assets	19,484
Deferred income taxes	18,666
Non-marketable investments and other assets	1,366

Total assets	$98,663

Liabilities
Accounts payable	$1,485
Accrued expenses	9,655
Capital lease obligations	204
Deferred revenue	24,809

Total liabilities	$36,153

Net assets acquired	$62,510

The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

	ASSIGNED	USEFUL
	VALUE	LIFE
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$17,070	5 years
Research content	1,844	1 year
Registered trademarks	570	1 year

Subtotal	$19,484

Amortization expense related to identifiable intangible assets was approximately $1,118,000 and $2,526,000 during the three months ended June 30, 2004 and 2003, respectively, and $3,175,000 and $3,368,000 during the six months ended June 30, 2004 and 2003, respectively.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2003.

SIX MONTHS ENDED
JUNE 30,
2003
(IN THOUSANDS,
EXCEPT PER SHARE
DATA)
Revenues	$69,034
Income from operations	$495
Net income	$1,136
Basic and diluted net income per common share	$0.05

(b) GigaGroup S.A.

As part of the acquisition of Giga discussed above, Forrester acquired an equity investment in GigaGroup S.A. (“GigaGroup”). GigaGroup was created in 2000 through the spin-off of Giga’s French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. During 2003, prior to the acquisition discussed below, Forrester recognized revenues of approximately $964,000 related to this distribution agreement.

On November 30, 2003, Forrester acquired the assets of GigaGroup. The acquisition increased the number of client companies and allows Forrester to sell Giga research and services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain and Portugal. The aggregate purchase price of $4,124,000 consisted of $2,866,000 in cash, $118,000 of direct acquisition costs, $521,000 of outstanding accounts receivable due to Forrester and the contribution of the equity investment in GigaGroup valued at $619,000. Prior to the acquisition, the equity investment of $1,215,000 was accounted for using the cost method and, accordingly, was valued at cost unless a permanent impairment in its value occurred or the investment was liquidated. In connection with the acquisition, an impairment of $596,000 to the carrying value of the investment was included in impairments of non-marketable investments in the consolidated financial statements and, as such, the remaining value of the investment of $619,000 was included in the purchase price.

Forrester elected to treat the acquisition of GigaGroup as an asset purchase for income tax purposes and, as such, the goodwill and intangible assets are deductible for income tax purposes.

The results of GigaGroup’s operations have been included in Forrester’s consolidated financial statements since December 1, 2003. GigaGroup’s historical financial position and results of operations prior to the date of acquisition were not material to Forrester’s financial position and results of operations.

The following table summarizes the estimated fair values of the GigaGroup assets acquired and liabilities assumed at the date of acquisition. Forrester is continuing to finalize certain estimates and appraisals related to the purchase price allocation and expects to finalize the purchase accounting in 2004.

NOVEMBER 30,
2003
(IN THOUSANDS)
Assets:
Accounts receivable	$548
Goodwill	3,767
Intangible assets	1,990
Other assets	91

Total assets	$6,396

Liabilities:
Accrued expenses	$1,215
Deferred revenue	1,057

Total liabilities	$2,272

Net assets acquired	$4,124

     The acquired intangible asset is being amortized using an accelerated method according to the expected cash flows to be received from the underlying asset over its life as follows:

	ASSIGNED	USEFUL
	VALUE	LIFE
	(IN THOUSANDS)
Amortized intangible asset:
Customer relationships	$1,990	5 years

Subtotal	$1,990

Amortization expense during the three and six months ended June 30, 2004 related to the intangible asset acquired from GigaGroup was $234,000 and $489,000, respectively.

NOTE 3 — INTANGIBLE ASSETS

A summary of Forrester’s amortizable intangible assets as of June 30, 2004 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,960	$10,229	$9,731
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,974	$13,243	$9,731

Amortization expense related to identifiable intangible assets was approximately $1,384,000 and $2,608,000 during the three months ended June 30, 2004 and 2003, respectively, and $3,728,000 and $3,532,000 during the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)

Six-months ending December 31, 2004	$2,715
Year ending December 31, 2005	3,496
Year ending December 31, 2006	2,062
Year ending December 31, 2007	1,228
Year ending December 31, 2008	230

Total	$9,731

NOTE 4 – REORGANIZATION COSTS

In January 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded a reorganization charge of $1,957,000 during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization. During the three-months ended June 30, 2004, Forrester provided for additional severance and related benefits costs of $240,000.

In connection with the integration of GigaGroup’s operations, Forrester vacated and subleased office space in San Francisco, Amsterdam and London during the three-months ended June 30, 2004. As a result of these vacancies and related subleases, Forrester recorded reorganization charges of approximately $4,693,000 related to the excess of contractual lease commitments over the contracted sublease revenue and $1,861,000 for the write-off of related leasehold improvements and furniture and fixtures.

The activity related to these 2004 reorganizations during the six months ended June 30, 2004 is as follows:

				Accrued as of
	Total	Non-Cash	Cash	June 30,
	Charges	Charges	Payments	2004
	(IN THOUSANDS)
Workforce reduction	$2,196	—	$1,700	$496
Facility costs	4,693	—	185	4,508
Depreciable assets	1,861	1,861	—	—

Total	$8,751	$1,861	$1,885	$5,004

The accrued costs related to these 2004 reorganizations are expected to be paid in the following periods:

	TOTAL	2004	2005	2006	2007	2008	Thereafter
	(IN THOUSANDS)
Facility costs	$4,508	$393	$1,145	$1,226	$1,211	$168	$365

In connection with reorganizations of its workforce prior to 2004, Forrester consolidated its office space. As a result of those consolidations, Forrester has aggregate accrued facility consolidation costs of $1.5 million as of June 30, 2004. The activity related to these costs during the six months ended June 30, 2004 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	June 30,
	2003	Payments	2004
	(IN THOUSANDS)
Facility costs	$2,806	$1,339	$1,467

     These accrued facility costs are expected to be paid in the following periods:

	TOTAL	2004	2005	2006
	(IN THOUSANDS)
Facility costs	$1,467	$462	$835	$170

NOTE 5 — NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2004 and basic net income per share for the three and six months ended June 30, 2003 were computed by dividing the net (loss) income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2003 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options, when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(IN THOUSANDS)
Basic weighted average common shares outstanding	22,074	22,515	22,165	22,627
Weighted average common equivalent shares	—	203	—	192

Diluted weighted average shares outstanding	22,074	22,718	22,165	22,819

During the three and six month periods ended June 30, 2003, approximately 3,124,000 and 3,194,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 — COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(IN THOUSANDS)
Unrealized (loss) gain on marketable securities, net of taxes	$(915)	$728	$(732)	$294
Cumulative translation adjustment	95	(52)	(159)	7

Total other comprehensive (loss) income	$(820)	$676	$(891)	$301
Reported net (loss) income	(2,348)	141	(2,605)	1,918

Total comprehensive (loss) income	$(3,168)	$817	$(3,496)	$2,219

NOTE 7 — NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the three months ended June 30, 2004 and 2003, Forrester contributed approximately $600,000 and $900,000 to these investment funds, respectively. During the six months ended June 30, 2004 and 2003, Forrester contributed approximately $1.2 million and $2.2 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $17.1 million as of June 30, 2004. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of June 30, 2004 was approximately $11.7 million. During the three months ended June 30, 2004 and 2003, one of the private equity investment funds distributed publicly-listed common stock to Forrester. The distribution of the common stock resulted in a gain of $57,000 and $419,000 in the consolidated statement of income for the three and six months ended June 30, 2004 and 2003, respectively. During the three and six months ended June 30, 2003, Forrester recorded net impairments to these investments of approximately $561,000 and $891,000, respectively, which were included in the consolidated statement of income. During the three months ended June 30, 2004 and 2003, fund management charges of approximately $84,000 and $121,000 were included in other income, net in the consolidated statements of income, respectively. During the six months ended June 30, 2004 and 2003, fund management charges of approximately $168,000 and $242,000 were included in other income, net in the consolidated statement of income, respectively, bringing the total cumulative fund management charges paid by Forrester to approximately $1.8 million. Fund management charges are recorded as a reduction of the investments’ carrying value.

Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, no bonuses have been paid under this plan.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of ComScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $130,000 in the consolidated statement of income.

In December 2003, Forrester committed to invest an additional $2.0 million over an expected period of two years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the three months ended June 30, 2004, Forrester contributed $600,000 to this annex fund. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The carrying value of this investment at June 30, 2004 is $600,000.

As of June 30, 2004, Forrester held an approximately 1.1% ownership interest in Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. This investment is accounted for as a cost basis investment and valued at approximately $267,000 as of June 30, 2004. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 136,000 shares. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares for which net proceeds of approximately $256,000 were received. Accordingly, in the period ending September 30, 2004, a gain of approximately $678,000 will be recognized. The remaining shares are subject to a lock-up agreement for 180 days subsequent to the offering. The remaining investment will be classified as available-for-sale, and stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

NOTE 8 – OTHER ASSETS

Other assets consist primarily of capitalized third-party survey costs which are being amortized over their expected period of benefit.

NOTE 9 — STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2004, Forrester had repurchased approximately 2,530,000 shares of common stock at an aggregate cost of approximately $41.5 million.

During the three months ended March 31, 2004, Forrester entered into a structured stock repurchase agreement giving Forrester the right to acquire shares of Forrester’s common stock in exchange for an up-front net payment of $1.5 million. The $1.5 million up-front net payment was recorded in stockholders’ equity as a reduction of additional paid-in capital. Upon expiration of this agreement in May 2004, Forrester received approximately $1.6 million in cash which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet.

During the three-months ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, Forrester received 119,000 shares which was recorded as treasury stock.

NOTE 10 — SEGMENT AND ENTERPRISE WIDE REPORTING

Forrester’s operations are managed within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. All of the Operating Groups generate revenues through sales of the same research, advisory and other service offerings. Each of the Operating Groups is comprised of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Because the three Operating Groups have similar economic characteristics, production processes, and classes of clients, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester’s consolidated financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and six months ended June 30, 2004 and 2003 represents the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(IN THOUSANDS)
United States	$23,788	$24,019	$44,863	$41,644
Europe (excluding United Kingdom)	4,409	3,064	8,747	5,375
United Kingdom	3,298	3,205	6,224	5,212
Canada	1,613	1,867	3,222	2,791
Other	1,813	1,823	3,594	3,438

	$34,921	$33,978	$66,650	$58,460

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
United States	68%	71%	67%	71%
Europe (excluding United Kingdom)	13	9	13	9
United Kingdom	9	9	9	9
Canada	5	6	5	5
Other	5	5	6	6

	100%	100%	100%	100%

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment”, that addresses the accounting for share-based payments transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 1, Forrester currently accounts for share-based compensation transactions using APB Opinion No. 25. If this Statement is issued, the adoption of this pronouncement will have a material negative impact on Forrester’s consolidated financial position and results of operations, the level of which Forrester is currently assessing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the potential success of WholeView 2 and other product offerings, the ability to achieve all of the anticipated benefits from the acquisition of Giga Information Group, the amount of the charge and any cost savings related to reductions in force and associated actions, and our ability to achieve success as the economy improves. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services, the actual amount of the charges and any cost savings related to reductions in force and associated actions, and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In February 2003, we acquired Giga Information Group, Inc. (“Giga”), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The results of Giga’s operations have been included in our consolidated financial statements since February 28, 2003.

We believe that the “agreement value” of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased approximately 3% to $119.5 million as of June 30, 2004 from $116.0 million as of June 30, 2003 and decreased approximately 5% from $126.3 million as of December 31, 2003. Agreement value decreased approximately 1% to $119.5 million as of June 30, 2004 from $120.7 million as of March 31, 2004. Client retention, measured as the number of client companies who renewed with memberships as a percentage of those that would have expired, was 74% during the twelve months ended June 30, 2004, as compared with 60% during the twelve months ended June 30, 2003. Dollar retention, measured as the dollar value of research contracts renewed as a percentage of the dollar value of research contracts expiring, was 85% during the twelve months ended June 30, 2004, as compared with 74% during the twelve months ended June 30, 2003. Enrichment, measured as the dollar value of renewed contracts as a percentage of the dollar value of the corresponding expiring contracts, was 106% during the twelve months ended June 30, 2004, as compared with 86% during the twelve months ended June 30, 2003. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. No single client accounted for more than 3% of agreement value at June 30, 2004 or 2003.

Reorganization Costs

In January 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded a reorganization charge of $1,957,000 during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization. During the three-months ended June 30, 2004, Forrester provided for additional severance and related benefits costs of $240,000.

In connection with the integration of GigaGroup’s operations, Forrester vacated and subleased office space in its San Francisco, Amsterdam and London offices during the three-months ended June 30, 2004. As a result of these vacancies and related subleases, Forrester recorded reorganization charges of approximately $4,693,000 related to the excess of contractual lease commitments over the contracted sublease revenue and $1,861,000 for the write-off of related leasehold improvements and furniture and fixtures.

The activity related to these 2004 reorganizations during the six months ended June 30, 2004 is as follows:

				Accrued as of
	Total	Non-Cash	Cash	June 30,
	Charges	Charges	Payments	2004
	(IN THOUSANDS)
Workforce reduction	$2,196	—	$1,700	$496
Facility costs	4,693	—	185	4,508
Depreciable assets	1,861	1,861	—	—

Total	$8,751	$1,861	$1,885	$5,004

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

We consider the following accounting policies to be those that require the most subjective judgment and those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC.

- REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of June 30, 2004, deferred revenues and deferred commissions totaled $63.9 million and $5.5 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.3 million as of June 30, 2004. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in companies and equity investment funds that totaled approximately $12.3 million as of June 30, 2004. As of June 30, 2004, our investments were in companies that were not publicly traded, and, therefore, because no established market for these securities existed, the estimate of the fair value of our investments required significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. We did not record any impairment charges during the three and six months ended June 30, 2004 and we recorded impairment charges of $272,000 and $572,000 during the three and six months ended June 30, 2003, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. At June 30, 2004, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $56.9 million and $9.7 million, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit’s fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2004, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $40.6 million as of June 30, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Research services	66%	76%	69%	76%
Advisory services and other	34	24	31	24

Total revenues	100	100	100	100
Cost of services and fulfillment	41	42	41	41
Selling and marketing	33	32	34	32
General and administrative	11	11	11	12
Depreciation	3	5	3	6
Amortization of intangible assets	4	8	6	6
Reorganization costs	19	—	13	—
Integration costs	—	2	—	1

(Loss) income from operations	(11)	(1)	(8)	2
Other income, net	1	2	2	4
Non-marketable investment gains (impairments), net	—	(1)	—	(1)

(Loss) income before income tax (benefit) provision	(10)	—	(6)	5
Income tax (benefit) provision	(3)	—	(2)	1

Net (loss) income	(7)%	—%	(4)%	3%

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES. Total revenues increased 3% to $34.9 million in the three months ended June 30, 2004 from $34.0 million in the three months ended June 30, 2003. The increase in revenue is primarily attributable to improving economic conditions and to the timing of the acquisition of GigaGroup. GigaGroup’s results of operations have been included in our consolidated financial statements since November 30, 2003.

Revenues from research services decreased 11% to $23.0 million in the three months ended June 30, 2004 from $25.9 million in the three months ended June 30, 2003 and comprised 66% and 76% of total revenues during the three months ended June 30, 2004 and 2003, respectively. The decrease in research revenues in dollars and as a percentage of total revenues is primarily attributable to shifting customer demand towards our advisory services. No single client company accounted for more than 3% of revenues during the three months ended June 30, 2004 or 2003.

Advisory services and other revenues increased 46% to $11.9 million in the three months ended June 30, 2004 from $8.1 million in the three months ended June 30, 2003. During the three months ended June 30, 2004, we held three events as compared to four events held during the three months ended June 30, 2003. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services, as well as an increase in events revenues from event sponsorships by third parties.

Revenues attributable to customers outside the United States increased 11% to $11.1 million in the three months ended June 30, 2004 from $10.0 million in the three months ended June 30, 2003. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 32% during the three months ended June 30, 2004 from 29% during the three months ended June 30, 2003. The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to the timing of the acquisition of GigaGroup. We invoice our international clients in U.S. dollars, British pounds sterling, and the euro. The effect of changes in currency exchange rates has historically not had a significant impact on our net income.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment decreased as a percentage of total revenues to 41% in the three months ended June 30, 2004 from 42% in the three months ended June 30, 2003. These expenses increased 1% to $14.4 million in the three months ended June 30, 2004 as compared to $14.3 million in the three months ended June 30, 2003. The decrease in expense as a percentage of revenue is primarily attributable to increased revenues resulting from customer demand shifting towards advisory services resulting in a reallocation of our existing resources to meet these demands. The increase in expenses is primarily attributable to increased compensation costs resulting from increased incentive-based advisory services performed and to increased survey costs.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 33% in the three months ended June 30, 2004 from 32% in the three months ended June 30, 2003. These expenses increased 5% to $11.6 million in the three months ended June 30, 2004 from $11.0 million in the three months ended June 30, 2003. The increase in expenses and expenses as a percentage of total revenues is primarily attributable to increased compensation and related office expenses from the opening of our office in France in connection with the acquisition of GigaGroup in December 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant at 11% as a percentage of total revenues during the three months ended June 30, 2004 and June 30, 2003. These expenses increased 5% to $4.0 million in the three months ended June 30, 2004 from $3.8 million in the three months ended June 30, 2003. The increase in expenses is primarily attributable to increases in compensation costs and professional fees.

DEPRECIATION. Depreciation expense decreased 44% to $1.0 million in the three months ended June 30, 2004 from $1.8 million in the three months ended June 30, 2003. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with the office vacancies during the three months ended June 30, 2004.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $1.4 million in the three months ended June 30, 2004 from $2.6 million in the three months ended June 30, 2003. This decrease is primarily attributable to the research content and registered trademarks that were acquired in connection with the Giga acquisition and amortized using an accelerated method becoming fully amortized during the three months ended June 30, 2004.

OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 19% to $662,000 during the three months ended June 30, 2004 from $819,000 during the three months ended June 30, 2003. The decrease is primarily attributable to declines in interest income resulting from lower cash and investment balances available for investment coupled with lower returns on invested capital.

REORGANIZATION COSTS. Reorganization costs in the three months ended June 30, 2004 consisted primarily of lease losses and fixed-asset write-offs in connection with the office vacancies and related subleases.

NON-MARKETABLE INVESTMENTS GAINS (IMPAIRMENTS), NET. Net gains on non-marketable investments totaled $57,000 during the three months ended June 30, 2004 resulting from a distribution from one of our investments as compared to net impairments of $272,000 during the three months ended June 30, 2003.

PROVISION FOR INCOME TAXES. During the three months ended June 30, 2004, we recorded an income tax benefit of $1.2 million, which reflected an effective tax rate of 33.5%. During the three months ended June 30, 2003, we recorded an income tax provision of $64,000 reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES. Total revenues increased 14% to $66.7 million in the six months ended June 30, 2004 from $58.5 million in the six months ended June 30, 2003. The increase in revenue is primarily attributable to improving economic conditions and to the timing of the acquisitions of Giga and GigaGroup. Giga and GigaGroup’s results of operations have been included in our consolidated financial statements since March 1, 2003 and November 30, 2003, respectively.

Revenues from research services increased 4% to $46.0 million in the six months ended June 30, 2004 from $44.4 million in the six months ended June 30, 2003 and comprised 69% and 76% of total revenues during the six months ended June 30, 2004 and 2003, respectively. Increases in revenues from research services were primarily attributable to improving economic conditions and to the timing of the acquisitions of Giga and GigaGroup. The decrease in revenues from research services as a percentage of total revenue is primarily attributable to shifting customer demand towards our advisory services. No single client company accounted for more than 3% of revenues during the six months ended June 30, 2004 or 2003.

Advisory services and other revenues increased 46% to $20.6 million in the six months ended June 30, 2004 from $14.1 million in the six months ended June 30, 2003. During the six months ended June 30, 2004, we held four events, as compared to seven events held during the six months ended June 30, 2003. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services as well as an increase in events revenue due to third-party event sponsorships.

Revenues attributable to customers outside the United States increased 29% to $21.8 million in the six months ended June 30, 2004 from $16.8 million in the six months ended June 30, 2003. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 33% during the six months ended June 30, 2004 compared to 29% during the six months ended June 30, 2003. The increase in international revenues is primarily attributable to the timing of the acquisition of GigaGroup. We invoice our customers in U.S. dollars, British pounds sterling, and the euro. The effect of changes in currency exchange rates has historically not had a significant impact on our net income.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment remained at 41% as a percentage of total revenues during the six months ended June 30, 2004 and June 30, 2003. These expenses increased 15% to $27.5 million in the six months ended June 30, 2004 from $23.9 million in the six months ended June 30, 2003. The consistency in expense as a percentage of revenue is primarily attributable to increased revenues resulting from customer demand shifting towards advisory services resulting in a reallocation of our existing resources to meet those demands. The increase in expenses is primarily attributable to increased compensation costs resulting from increased incentive-based advisory services performed and to increased survey costs.

SELLING AND MARKETING. Selling and marketing expenses increased as a percentage of total revenues to 34% in the six months ended June 30, 2004 from 32% in the six months ended June 30, 2003. These expenses increased 21% to $22.7 million in the six months ended June 30, 2004 from $18.8 million in the six months ended June 30, 2003. The increase in expenses and in expenses as a percentage of total revenues is primarily attributable to increased compensation and related office expenses primarily attributable to the timing of the acquisitions of Giga and GigaGroup.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased as a percentage of total revenues to 11% in the six months ended June 30, 2004 from 12% in the six months ended June 30, 2003. These expenses increased 5% to $7.4 million in the six months ended June 30, 2004 from $7.1 million in the six months ended June 30, 2003. The decrease in expenses as a percentage of revenues is primarily attributable to an increased revenue base. The increase in expenses is primarily attributable to annual increases in compensation costs and professional fees.

DEPRECIATION. Depreciation expense decreased 42% to $2.1 million in the six months ended June 30, 2004 from $3.5 million in the six months ended June 30, 2003. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with the offices vacancies during the three months ended June 30, 2004.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $3.7 million in the six months ended June 30, 2004 from $3.5 million in the six months ended June 30, 2003. This increase in amortization expense is the result of the timing of the acquisitions of Giga and GigaGroup.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 37% to $1.5 million during the six months ended June 30, 2004 from $2.4 million during the six months ended June 30, 2003. The decrease is primarily attributable to declines in interest income resulting from lower cash and investment balances available for investment coupled with lower returns on invested capital.

REORGANIZATION COSTS. Reorganization costs in the six months ended June 30, 2004 consisted primarily of costs associated with lease losses and fixed-asset write-offs resulting from office vacancies in the three months ended June 30, 2004 and related benefits costs in connection with the elimination of approximately 17 positions in the three months ended March 31, 2004.

NON-MARKETABLE INVESTMENTS GAINS (IMPAIRMENTS), NET. Net gains on non-marketable investments totaled $57,000 during the six months ended June 30, 2004 resulting from a distribution from one of our investments as compared to net impairments of $572,000 during the six months ended June 30, 2003.

PROVISION FOR INCOME TAXES. During the six months ended June 30, 2004, we recorded a tax benefit of $1.3 million, which reflected an effective tax rate of 33.5%. During the six months ended June 30, 2003, we recorded an income tax provision of $862,000 reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the six months ended June 30, 2004, are annually renewable and are generally payable in advance. We generated cash from operating activities of $9.7 million and $4.9 million during the six months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004, we generated $20.9 million of cash from investing activities, consisting primarily of $23.8 million received from net sales of marketable securities, offset by $2.2 million for purchases of non-marketable investments and $1.3 million for purchases of property and equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

In the first quarter of 2003, we acquired Giga pursuant to a cash tender offer and second step merger. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of direct acquisition costs; and $1,182,000 for severance related to 27 employees terminated as a result of the acquisition.

As part of the acquisition of Giga, we acquired an equity investment in GigaGroup S.A. (“GigaGroup”). In November 2003, we acquired the assets of GigaGroup for a total purchase price of $4.1 million, consisting of $2.9 million in cash, $118,000 in direct acquisition costs, $521,000 of outstanding accounts receivable due to us, and the contribution of the equity investment in GigaGroup valued at $619,000.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. As of June 30, 2004, we had contributed approximately $17.1 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. The timing of this additional investment is within the discretion of the fund. As of June 30, 2004, we had contributed $600,000 to this annex fund.

As of June 30, 2004, we held an approximately 1.1% ownership interest in Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. This investment is accounted for as a cost basis investment and valued at approximately $267,000 as of June 30, 2004. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which our ownership interest was converted to approximately 136,000 shares. Upon consummation of the offering, we received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares for which we received net proceeds of approximately $256,000. Accordingly, in the period ending September 30, 2004, we will recognize a gain of approximately $678,000. The remaining shares are subject to a lock-up agreement for 180 days subsequent to the offering. The remaining investment will be classified as available-for-sale, and stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

During the six months ended June 30, 2004, we used $6.8 million of cash in financing activities, consisting of $9.2 million for the repurchases of our common stock, offset by $2.4 million in proceeds from the exercise of employee stock options and the issuance of common stock under our employee stock purchase plan.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased may be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2004, we had repurchased approximately 2.5 million shares of common stock at an aggregate cost of approximately $41.5 million.

During the three months ended March 31, 2004, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $1.5 million. The $1.5 million up-front net payment was recorded in stockholders’ equity as a reduction of additional paid-in capital and upon expiration of this agreement in May 2004, we received approximately $1.6 million in cash which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet.

As of June 30, 2004, we had cash and cash equivalents of $46.1 million and marketable securities of $79.0 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of June 30, 2004, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2004	2005	2006	2007	2008	Thereafter
	(IN THOUSANDS)
Operating leases	$38,132	$6,125	$11,605	$8,530	$3,833	$2,314	$5,725
Purchase obligations	1,016	1,016	—	—	—	—	—

Total contractual cash obligations	$39,148	$7,141	$11,605	$8,530	$3,833	$2,314	$5,725

*	The above table does not include the remaining $4.3 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $2.7 million.

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

Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT JUNE 30,
	2004	FY 2004	FY 2005	FY 2006	FY 2007
	(DOLLARS IN THOUSANDS)
Cash equivalents	$37,341	$37,341	$—	$—	$—
Weighted average interest rate	1.21%	1.21%	—	—	—
Investments	$78,968	$17,383	$14,805	$20,119	$26,661
Weighted average interest rate	3.35%	2.13%	3.61%	4.03%	3.50%
Total portfolio	$116,309	$54,724	$14,805	$20,119	$26,661
Weighted average interest rate	2.66%	1.50%	3.61%	4.03%	3.50%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2004, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk were approximately $17.4 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock (“the stock repurchase program”). During each of the three months ended June 30, 2004, we purchased the following shares of our common stock under the stock repurchase program:

			Total Number of
			Shares Purchased as	Maximum Dollar Value that
			Part of Publicly	May Yet Be Purchased Under
	Total Number of	Average Price Paid	Announced	the Stock Repurchase
Period	Shares Purchased	per Share	Programs	Program
				(In Thousands)
April 1 – April 30	—	$—	2,363,520	$11,513
May 1 – May 31	128,600	$17.73	2,492,120	$9,233
June 1 – June 30	38,800	$18.32	2,530,920	$8,522

Total	167,400	$17.86	2,530,920	$8,522

All purchases of our common stock were made under the stock repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 11, 2004. At this meeting, Henk W. Broeders and George R. Hornig were re-elected as Class II Directors. Below are the votes by which each such director was elected:

	Total Vote	Total Vote Withheld
	For Directors	From Directors
Henk W. Broeders	20,354,726	400,154
George R. Hornig	20,354,226	400,654

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Principal Executive Officer

31.2 Certification of the Principal Financial Officer

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on April 8, 2004 and a Current Report on form 8-K/A on April 9, 2004 disclosing under Item 4 the change in our certifying accountant.

We filed a Current Report on Form 8-K on April 28, 2004 furnishing under Item 12 our first quarter press release which included our results of operations and financial condition for the first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

	By:	/s/ George F. Colony

George F. Colony
Chairman of the Board of Directors
and Chief Executive Officer (principal executive officer)

Date: August 6, 2004

	By:	/s/ Warren Hadley

Warren Hadley
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: August 6, 2004

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.