Form 10-Q
period 2004-09-30
FORRESTER RESEARCH INC
filed 2004-11-08
CIK 1023313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 000-21433

FORRESTER RESEARCH, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2797789 (I.R.S. Employer Identification Number)

400 TECHNOLOGY SQUARE CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02139 (Zip Code)

Registrant’s telephone number, including area code: (617) 613-6000

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

Yes ☒ No ☐

As of November 4, 2004, 21,855,569 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$36,621	$22,385
Marketable securities	91,779	104,348
Accounts receivable, net	25,113	40,013
Deferred commissions	5,150	5,999
Prepaid expenses and other current assets	7,325	7,079

Total current assets	165,988	179,824

Long-term assets:
Property and equipment, net	6,025	8,266
Goodwill	56,894	57,006
Intangible assets, net	8,345	13,456
Deferred income taxes	39,709	40,159
Non-marketable investments and other assets	13,822	12,264

Total long-term assets	124,795	131,151

Total assets	$290,783	$310,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,570	$2,566
Accrued expenses	27,363	31,457
Deferred revenue	60,769	68,630

Total current liabilities	90,702	102,653

Stockholders’ equity:
Preferred stock, $.01 par value Authorized— 500 shares Issued and outstanding—none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 24,559 and 24,355 shares as of September 30, 2004 and December 31, 2003, respectively Outstanding— 21,827 and 22,461 shares as of September 30, 2004 and December 31, 2003, respectively	246	243
Additional paid-in capital	177,793	172,523
Retained earnings	67,551	66,945
Treasury stock, at cost— 2,732 and 1,894 shares as of September 30, 2004 and December 31, 2003, respectively	(44,923)	(30,300)
Accumulated other comprehensive loss	(586)	(1,089)

Total stockholders’ equity	200,081	208,322

Total liabilities and stockholders’ equity	$290,783	$310,975

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
		(UNAUDITED)
Revenues:
Research services	$23,544	$23,798	$69,579	$68,169
Advisory services and other	10,335	8,410	30,950	22,499

Total revenues	33,879	32,208	100,529	90,668

Operating expenses:
Cost of services and fulfillment	13,266	12,525	40,782	36,380
Selling and marketing	11,036	10,749	33,701	29,523
General and administrative	4,291	3,927	11,687	10,985
Depreciation	744	1,520	2,801	5,052
Amortization of intangible assets	1,384	2,608	5,112	6,140
Reorganization costs	—	1,230	8,751	1,230
Integration costs	—	167	—	938

Total operating expenses	30,721	32,726	102,834	90,248

Income (loss) from operations	3,158	(518)	(2,305)	420

Other income (expense):
Other income, net	680	787	2,168	2,692
Gains on sales of marketable securities	678	—	678	509
Non-marketable investment gains (impairments), net	313	—	370	(572)

Income before income tax provision	4,829	269	911	3,049

Income tax provision	1,618	83	305	945

Net income	$3,211	$186	$606	$2,104

Basic net income per common share	$0.15	$0.01	$0.03	$0.09

Diluted net income per common share	$0.14	$0.01	$0.03	$0.09

Basic weighted average common shares outstanding	21,952	22,462	22,094	22,572

Diluted weighted average common shares outstanding	22,345	22,741	22,577	22,793

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
	(UNAUDITED)
Cash flows from operating activities:
Net income	$606	$2,104
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	2,801	5,052
Amortization of intangible assets	5,112	6,140
Non-marketable investment (gains) impairments, net	(370)	572
Realized gains on sales of marketable securities	(678)	(509)
Tax benefit from exercises of employee stock options	256	239
Deferred income taxes	(2)	747
Non-cash reorganization costs	1,541	—
Increase in provision for doubtful accounts	224	—
Accretion of premiums on marketable securities	635	618
Changes in assets and liabilities, net of acquisition—
Accounts receivable	15,541	9,088
Deferred commissions	849	(434)
Prepaid expenses and other current assets	(296)	2,401
Accounts payable	(116)	(1,395)
Accrued expenses	(3,722)	(4,714)
Deferred revenue	(8,770)	(16,914)

Net cash provided by operating activities	13,611	2,995

Cash flows from investing activities:
Acquisition of Giga Information Group, Inc., net of cash acquired	—	(57,027)
Purchases of property and equipment	(2,423)	(1,122)
Purchases of non-marketable investments	(2,263)	(3,150)
Decrease (increase) in other assets	842	(1,439)
Purchases of marketable securities	(107,478)	(164,338)
Proceeds from sales and maturities of marketable securities	121,623	230,641

Net cash provided by investing activities	10,301	3,565

Cash flows from financing activities:
Proceeds from issuance of common stock	2,959	2,070
Acquisition of treasury stock	(12,623)	(6,796)
Structured stock repurchase	54	(1,793)

Net cash used in financing activities	(9,610)	(6,519)

Effect of exchange rate changes on cash and cash equivalents	(66)	(178)

Net increase (decrease) in cash and cash equivalents	14,236	(137)

Cash and cash equivalents, beginning of period	22,385	11,479

Cash and cash equivalents, end of period	$36,621	$11,342

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,201	$940

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ended December 31, 2004, or any other period.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion (“APB”) No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.

If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income for the three and nine months period ended September 30, 2004 and 2003 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(IN THOUSANDS)		(IN THOUSANDS)
Net income, as reported	$3,211	$186	$606	$2,104
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,045)	(1,349)	(3,334)	(4,724)

Pro-forma net income (loss)	$2,166	$(1,163)	$(2,728)	$(2,620)

Basic net income per share — as reported	$0.15	$0.01	$0.03	$0.09
Diluted net income per share — as reported	$0.14	$0.01	$0.03	$0.09

Basic and diluted net income (loss) per share — pro forma	$0.10	$(0.05)	$(0.12)	$(0.12)

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

Amortization expense related to identifiable intangible assets was approximately $1,118,000 and $2,526,000 during the three months ended September 30, 2004 and 2003, respectively, and $4,293,000 and $5,895,000 during the nine months ended September 30, 2004 and 2003, respectively.

The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2003.

NINE MONTHS ENDED
SEPTEMBER 30,
2003
(IN THOUSANDS, EXCEPT
PER SHARE DATA)

Revenues	$101,242
Loss from operations	$(23)
Net income	$1,322
Basic and diluted net income per common share	$0.06

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

Amortization expense during the three and nine months ended September 30, 2004 related to the intangible asset acquired from GigaGroup was $234,000 and $723,000, respectively.

NOTE 3 — INTANGIBLE ASSETS

A summary of Forrester’s amortizable intangible assets as of September 30, 2004 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,960	$11,615	$8,345
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,974	$14,629	$8,345

Amortization expense related to identifiable intangible assets was approximately $1,384,000 and $2,608,000 during the three months ended September 30, 2004 and 2003, respectively, and $5,112,000 and $6,140,000 during the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)

Remaining three months ending December 31, 2004	$1,329
Year ending December 31, 2005	3,496
Year ending December 31, 2006	2,062
Year ending December 31, 2007	1,228
Year ending December 31, 2008	230

Total	$8,345

NOTE 4 — REORGANIZATION COSTS

In January 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded a reorganization charge of $1,957,000 during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization. During the three months ended June 30, 2004, Forrester provided for additional severance and related benefits costs of $240,000.

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

The activity related to these 2004 reorganizations during the nine months ended September 30, 2004 is as follows:

				Accrued as of
	Total	Non-Cash	Cash	September 30,
	Charges	Charges	Payments	2004
		(IN THOUSANDS)
Workforce reduction	$2,197	$—	$1,823	$374
Facility costs	4,693	(303)	455	4,541
Depreciable assets	1,861	1,861	—	—

Total	$8,751	$1,558	$2,278	$4,915

The accrued costs related to these 2004 reorganizations are expected to be paid in the following periods:

	TOTAL	2004	2005	2006	2007	2008	Thereafter
				(IN THOUSANDS)
Facility costs	$4,915	$800	$1,145	$1,226	$1,211	$168	$365

In connection with reorganizations of its workforce prior to 2004, Forrester consolidated its office space. As a result of those consolidations, Forrester has aggregate accrued facility consolidation costs of $1.3 million as of September 30, 2004. The activity related to these costs during the nine months ended September 30, 2004 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	September 30,
	2003	Payments	2004
		(IN THOUSANDS)
Facility costs	$2,806	$1,490	$1,316

These accrued facility costs are expected to be paid in the following periods:

	TOTAL	2004	2005
	(IN THOUSANDS)
Facility costs	$1,316	$264	$1,052

NOTE 5 — NET INCOME PER COMMON SHARE

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
		(IN THOUSANDS)
Basic weighted average common shares outstanding	21,952	22,462	22,094	22,572
Weighted average common equivalent shares	393	279	483	221

Diluted weighted average shares outstanding	22,345	22,741	22,577	22,793

During the three month periods ended September 30, 2004 and 2003, options to purchase approximately 2,772,000 and 2,921,000 shares of common stock, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

During the nine month periods ended September 30, 2004 and 2003, options to purchase approximately 2,459,000 and 3,145,000 shares of common stock, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
		(IN THOUSANDS)
Unrealized gain (loss) on marketable securities, net of taxes	$1,487	$(419)	$756	$(125)
Cumulative translation adjustment	(94)	(608)	(253)	(601)

Total other comprehensive income (loss)	$1,393	$(1,027)	$503	$(726)
Reported net income	3,211	186	606	2,104

Total comprehensive income (loss)	$4,604	$(841)	$1,109	$1,378

NOTE 7 — NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two private equity investment funds over a period of up to five years. During the three months ended September 30, 2004 and 2003, Forrester contributed approximately $412,500 and $1,100,000 to these investment funds, respectively. During the nine months ended September 30, 2004 and 2003, Forrester contributed approximately $2.0 million and $3.2 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $17.5 million as of September 30, 2004. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. The carrying value of the investment funds as of September 30, 2004 was approximately $11.7 million. During the nine months ended September 30, 2004 and 2003, distributions of $313,000 and $419,000, respectively, were recorded and resulted in a gain in the consolidated statements of income. During the nine months ended September 30, 2003, Forrester recorded net impairments to these investments of approximately $442,000 which was included in the consolidated statements of income. During the three months ended September 30, 2004 and 2003, fund management charges of approximately $84,000 were included in other income, net in the consolidated statements of income, respectively. During the nine months ended September 30, 2004 and 2003, fund management charges of approximately $253,000 and $326,000 were included in other income, net in the consolidated statement of income, respectively, bringing the total cumulative fund management charges paid by Forrester to approximately $1.9 million. Fund management charges are recorded as a reduction of the investments’ carrying value.

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

In December 2003, Forrester committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the nine months ended September 30, 2004, Forrester contributed $600,000 to this annex fund. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The carrying value of this investment at September 30, 2004 is $600,000.

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

In July 2000, Forrester invested $1.6 million to purchase preferred shares of ComScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, during the nine months ended September 30, 2003, Forrester recorded a further write-down of $130,000 in the consolidated statement of income.

NOTE 8 — MARKETABLE INVESTMENT

Forrester owns common stock of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares for which Forrester received net proceeds of approximately $256,000. Accordingly, in the three months ended September 30, 2004, Forrester recognized a gain of approximately $678,000. As of September 30, 2004, the remaining investment of approximately $2.4 million, which is included in marketable securities in the accompanying consolidated balance sheet, is classified as available-for-sale and stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income. During the three months ended September 30, 2004, approximately $1.3 million was recorded as an unrealized gain as a component of other comprehensive income.

NOTE 9 — OTHER ASSETS

Other assets consist primarily of capitalized third-party survey costs which are being amortized over their expected period of benefit.

NOTE 10 — STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of September 30, 2004, Forrester had repurchased approximately 2,732,000 shares of common stock at an aggregate cost of approximately $44.9 million.

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

During the three-months ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, Forrester received 119,000 shares which were recorded as treasury stock.

NOTE 11 — SEGMENT AND ENTERPRISE WIDE REPORTING

Forrester’s operations are managed within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. All of the Operating Groups generate revenues through sales of the same research, advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Because the three Operating Groups have similar economic characteristics, production processes, and classes of clients, provide similar products and services, and use similar distribution methods, they are aggregated for presentation in Forrester’s consolidated financial statements. Accordingly, the financial information disclosed in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 represents the aggregation of the Operating Groups.

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
		(IN THOUSANDS)
United States	$22,813	$23,286	$67,676	$64,930
Europe (excluding United Kingdom)	4,728	2,833	13,475	8,208
United Kingdom	2,871	2,722	9,095	7,934
Canada	1,651	1,727	4,874	4,519
Other	1,816	1,640	5,409	5,077

	$33,879	$32,208	$100,529	$90,668

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
United States	67%	72%	67%	72%
Europe (excluding United Kingdom)	14	9	13	9
United Kingdom	9	9	9	9
Canada	5	5	5	5
Other	5	5	6	5

	100%	100%	100%	100%

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payments”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 1, Forrester currently accounts for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have a material negative impact on Forrester’s consolidated financial position and results of operations, the level of which Forrester is currently assessing.

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

We believe that the “agreement value” of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased approximately 6% to $125.4 million as of September 30, 2004 from $118.0 million as of September 30, 2003 and decreased approximately 1% from $126.3 million as of December 31, 2003. Agreement value increased approximately 5% to $125.4 million as of September 30, 2004 from $119.5 million as of June 30, 2004. Client retention, measured as the number of client companies who renewed with memberships as a percentage of those that would have expired, was 75% during the twelve months ended September 30, 2004, as compared with 62% during the twelve months ended September 30, 2003. Dollar retention, measured as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month period to the total dollar value of all client membership contracts that expired during the period, was 86% during the twelve months ended September 30, 2004, as compared with 73% during the twelve months ended September 30, 2003. Enrichment rate, measured as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts, was 113% during the twelve months ended September 30, 2004, as compared with 91% during the twelve months ended September 30, 2003. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. No single client accounted for more than 2% of agreement value at September 30, 2004 or 2003.

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

The activity related to these 2004 reorganizations during the nine months ended September 30, 2004 is as follows:

				Accrued as of
	Total	Non-Cash	Cash	September 30,
	Charges	Charges	Payments	2004
		(IN THOUSANDS)
Workforce reduction	$2,197	$—	$1,823	$374
Facility costs	4,693	(303)	455	4,541
Depreciable assets	1,861	1,861	—	—

Total	$8,751	$1,558	$2,278	$4,915

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

- REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. While our current business practice is to offer membership contracts with a non-cancelable term, we do from time to time, in response to competitive conditions, offer clients the right to cancel their membership contracts prior to the end of the contract term. For these cancelable contracts that are terminated during the contract term, refunds are issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of September 30, 2004, deferred revenues and deferred commissions totaled $60.8 million and $5.2 million, respectively.

- ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.3 million as of September 30, 2004. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

- NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds that totaled approximately $12.3 million as of September 30, 2004. Our investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. As of September 30, 2004, we have no investments that have experienced a decline in value which we believe is only temporary and accordingly no impairment charges have been recorded. We did not record any impairment charges during the three and nine months ended September 30, 2004 and we recorded net impairment charges of $572,000 during the nine months ended September 30, 2003. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

- GOODWILL AND OTHER INTANGIBLE ASSETS. At September 30, 2004, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $56.9 million and $8.3 million, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit’s fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of September 30, 2004, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

- INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $39.7 million as of September 30, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Research services	69%	74%	69%	75%
Advisory services and other	31	26	31	25

Total revenues	100	100	100	100
Cost of services and fulfillment	39	39	40	40
Selling and marketing	33	33	33	33
General and administrative	13	12	12	12
Depreciation	2	5	3	6
Amortization of intangible assets	4	8	5	7
Reorganization costs	—	4	9	1
Integration costs	—	—	—	1

Income (loss) from operations	9	(1)	(2)	—
Other income, net	2	2	2	3
Gains on sales of marketable securities	2	—	1	1
Non-marketable investment gains (impairments), net	1	—	—	(1)

Income before income tax provision	14	1	1	3
Income tax provision	5	—	—	1

Net income	9%	1%	1%	2%

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUES. Total revenues increased 5% to $33.9 million in the three months ended September 30, 2004 from $32.2 million in the three months ended September 30, 2003. The increase in revenue is primarily attributable to improving economic conditions, the timing of the acquisition of GigaGroup and the effects of foreign currency translation. Foreign currency translation resulted in approximately a 2% positive effect on revenues in the three months ended September 30, 2004. GigaGroup’s results of operations have been included in our consolidated financial statements since November 30, 2003.

Revenues from research services decreased 1% to $23.5 million in the three months ended September 30, 2004 from $23.8 million in the three months ended September 30, 2003 and comprised 69% and 74% of total revenues during the three months ended September 30, 2004 and 2003, respectively. The decrease in research revenues is primarily attributable to shifting customer demand towards our advisory services. No single client company accounted for more than 3% of revenues during the three months ended September 30, 2004 or 2003.

Advisory services and other revenues increased 23% to $10.3 million in the three months ended September 30, 2004 from $8.4 million in the three months ended September 30, 2003. One forum was held during the three months ended September 30, 2004 and 2003. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services, as well as an increase in events revenues from event sponsorships by third parties.

Revenues attributable to customers outside the United States increased 24% to $11.1 million in the three months ended September 30, 2004 from $8.9 million in the three months ended September 30, 2003. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 33% during the three months ended September 30, 2004 from 28% during the three months ended September 30, 2003. The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to the timing of the acquisition of GigaGroup and from the effects of foreign currency translation.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment remained constant at 39% as a percentage of total revenues in the three months ended September 30, 2004 and September 30, 2003. These expenses increased 6% to $13.3 million in the three months ended September 30, 2004 as compared to $12.5 million in the three months ended September 30, 2003. The consistency in expense as a percentage of revenue is primarily attributable to increased revenues resulting from customer demand shifting towards advisory services resulting in a reallocation of our existing resources to meet those demands. The increase in expenses is primarily attributable to increased compensation costs resulting from increased incentive-based advisory services performed and to increased survey costs.

SELLING AND MARKETING. Selling and marketing expenses remained constant at 33% as a percentage of total revenues in the three months ended September 30, 2004 and September 30, 2003. These expenses increased 3% to $11.0 million in the three months ended September 30, 2004 from $10.7 million in the three months ended September 30, 2003. The increase in expenses is primarily attributable to increases in compensation costs and related office expenses from the opening of our office in France in connection with the acquisition of GigaGroup in December 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to 13% as a percentage of total revenues during the three months ended September 30, 2004 from 12% in the three months ended September 30, 2003. These expenses increased 9% to $4.3 million in the three months ended September 30, 2004 from $3.9 million in the three months ended September 30, 2003. The increase in expenses and expenses as a percentage of total revenues is primarily attributable to our provision for doubtful accounts and annual increases in compensation costs and professional fees.

DEPRECIATION. Depreciation expense decreased 51% to $0.7 million in the three months ended September 30, 2004 from $1.5 million in the three months ended September 30, 2003. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with the office vacancies during the three months ended June 30, 2004.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $1.4 million in the three months ended September 30, 2004 from $2.6 million in the three months ended September 30, 2003. This decrease is primarily attributable to the research content and registered trademarks that were acquired in connection with the Giga acquisition and amortized using an accelerated method becoming fully amortized in 2004.

OTHER INCOME, NET. Other income, net, decreased 14% to $680,000 during the three months ended September 30, 2004 from $787,000 during the three months ended September 30, 2003. The decrease is primarily attributable to declines in interest income resulting from lower returns on invested capital.

REORGANIZATION COSTS. Reorganization costs in the three months ended September 30, 2003 consisted primarily of lease losses and fixed-asset write-offs in connection with office vacancies and related subleases.

NON-MARKETABLE INVESTMENTS GAINS (IMPAIRMENTS), NET. Net gains on non-marketable investments totaled $313,000 during the three months ended September 30, 2004 resulting from distributions from one of our investments.

PROVISION FOR INCOME TAXES. During the three months ended September 30, 2004, we recorded an income tax provision of $1.6 million, which reflected an effective tax rate of 33.5%. During the three months ended September 30, 2003, we recorded an income tax provision of $83,000 reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUES. Total revenues increased 11% to $100.5 million in the nine months ended September 30, 2004 from $90.7 million in the nine months ended September 30, 2003. The increase in revenue is primarily attributable to improving economic conditions, the timing of the acquisition of GigaGroup and the effects of foreign currency translation. Foreign currency translation resulted in approximately a 2% positive effect on revenues in the nine months ended September 30, 2004. GigaGroup’s results of operations have been included in our consolidated financial statements since November 30, 2003.

Revenues from research services increased 2% to $69.6 million in the nine months ended September 30, 2004 from $68.2 million in the nine months ended September 30, 2003 and comprised 69% and 75% of total revenues during the nine months ended September 30, 2004 and 2003, respectively. Increases in revenues from research services were primarily attributable to improving economic conditions and to the timing of the acquisitions of GigaGroup. The decrease in revenues from research services as a percentage of total revenue is primarily attributable to shifting customer demand towards our advisory services. No single client company accounted for more than 3% of revenues during the nine months ended September 30, 2004 or 2003.

Advisory services and other revenues increased 38% to $31.0 million in the nine months ended September 30, 2004 from $22.5 million in the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we held five events, as compared to eight events held during the nine months ended September 30, 2003. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services as well as an increase in events revenue due to third-party event sponsorships which offset decreased events revenue from holding fewer events in 2004.

Revenues attributable to customers outside the United States increased 28% to $32.9 million in the nine months ended September 30, 2004 from $25.7 million in the nine months ended September 30, 2003. Revenues attributable to customers outside the United States increased as a percentage of total revenues to 33% during the nine months ended September 30, 2004 compared to 28% during the nine months ended September 30, 2003. The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to the timing of the acquisition of GigaGroup and from the effects of foreign currency translation.

COST OF SERVICES AND FULFILLMENT. Cost of services and fulfillment remained constant at 40% as a percentage of total revenues during the nine months ended September 30, 2004 and 2003. These expenses increased 12% to $40.8 million in the nine months ended September 30, 2004 from $36.4 million in the nine months ended September 30, 2003. The consistency in expense as a percentage of revenue is primarily attributable to increased revenues resulting from customer demand shifting towards advisory services resulting in a reallocation of our existing resources to meet those demands. The increase in expenses is primarily attributable to increased compensation costs resulting from increased incentive-based advisory services performed and to increased survey costs.

SELLING AND MARKETING. Selling and marketing expenses remained constant at 33% as a percentage of total revenues during the nine months ended September 30, 2004 and 2003. These expenses increased 14% to $33.7 million in the nine months ended September 30, 2004 from $29.5 million in the nine months ended September 30, 2003. The increase in expenses is primarily attributable to increased compensation and related office expenses primarily attributable to the timing of the acquisitions of Giga and GigaGroup.

GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant at 12% as a percentage of total revenues in the nine months ended September 30, 2004 and September 30, 2003. These expenses increased 6% to $11.7 million in the nine months ended September 30, 2004 from $11.0 million in the nine months ended September 30, 2003. The increase in expenses is primarily attributable to our provision for doubtful accounts and annual increases in compensation costs and professional fees.

DEPRECIATION. Depreciation expense decreased 45% to $2.8 million in the nine months ended September 30, 2004 from $5.1 million in the nine months ended September 30, 2003. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with the offices vacancies during the nine months ended September 30, 2004.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $5.1 million in the nine months ended September 30, 2004 from $6.1 million in the nine months ended September 30, 2003. This decrease is primarily attributable to the research content and registered trademarks that were acquired in connection with the Giga acquisition and amortized using an accelerated method becoming fully amortized in 2004.

OTHER INCOME, NET. Other income, consisting primarily of interest income, decreased 19% to $2.2 million during the nine months ended September 30, 2004 from $2.7 million during the nine months ended September 30, 2003. The decrease is primarily attributable to declines in interest income resulting from lower returns on invested capital coupled with lower cash and investment balances available for investment.

REORGANIZATION COSTS. Reorganization costs in the nine months ended September 30, 2004 consisted primarily of costs associated with lease losses and fixed-asset write-offs resulting from office vacancies in the three months ended June 30, 2004 and related benefits costs in connection with the elimination of approximately 17 positions in the three months ended March 31, 2004. Reorganization costs in the nine months ended September 30, 2003 consisted primarily of costs associated with severance and related benefits costs in connection with the termination of approximately 30 positions.

NON-MARKETABLE INVESTMENTS GAINS (IMPAIRMENTS), NET. Net gains on non-marketable investments totaled $370,000 during the nine months ended September 30, 2004 resulting from a distribution from one of our investments as compared to net impairments of $572,000 during the nine months ended September 30, 2003.

PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2004, we recorded a tax provision of $305,000, which reflected an effective tax rate of 33.5%. During the nine months ended September 30, 2003, we recorded an income tax provision of $945,000 reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the nine months ended September 30, 2004, are annually renewable and are generally payable in advance. We generated cash from operating activities of $13.6 million and $3.0 million during the nine months ended September 30, 2004 and 2003, respectively. The increase in cash flow from operations is primarily attributable to increased cash collections of accounts receivable and deferred revenue during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of increased demand for our products and services, and the acquisitions of Giga and GigaGroup.

During the nine months ended September 30, 2004, we generated $10.3 million of cash from investing activities, consisting primarily of $14.1 million received from net sales of marketable securities, offset by $2.3 million for purchases of non-marketable investments and $2.4 million for purchases of property and equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

In the first quarter of 2003, we acquired Giga pursuant to a cash tender offer and second step merger. The aggregate purchase price was $62.5 million in cash which consisted of $60.3 million for the acquisition of all outstanding shares of Giga common stock; $981,000 of direct acquisition costs; and $1.2 million for severance related to 27 employees terminated as a result of the acquisition.

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

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. As of September 30, 2004, we had contributed approximately $17.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. We have adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. The timing of this additional investment is within the discretion of the fund. As of September 30, 2004, we had contributed $600,000 to this annex fund.

We own common stock of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public. Upon consummation of the offering, we received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares for which we received net proceeds of approximately $256,000. Accordingly, in the three months ended September 30, 2004, we recognized a gain of approximately $678,000. As of September 30, 2004, our remaining investment of approximately $2.4 million, which is included in marketable securities in the accompanying consolidated balance sheet, is classified as available-for-sale and stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income. During the three months ended September 30, 2004, approximately $1.3 million was recorded as an unrealized gain as a component of other comprehensive income.

During the nine months ended September 30, 2004, we used $9.6 million of cash in financing activities, consisting of $12.6 million for the repurchases of our common stock, offset by $3.0 million in proceeds from the exercise of employee stock options and the issuance of common stock under our employee stock purchase plan.

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock. The shares repurchased may be used, among other things, in connection with our employee stock option and stock purchase plans and for potential acquisitions. As of September 30, 2004, we had repurchased approximately 2.7 million shares of common stock at an aggregate cost of approximately $44.9 million.

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

As of September 30, 2004, we had cash and cash equivalents of $36.6 million and marketable securities of $91.8 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of September 30, 2004, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2004	2005	2006	2007	2008	Thereafter
	(IN THOUSANDS)

Operating leases	$35,082	$3,224	$11,633	$8,353	$3,833	$2,314	$5,725
Purchase obligations	477	477	—	—	—	—	—

Total contractual cash obligations	$35,559	$3,701	$11,633	$8,353	$3,833	$2,314	$5,725

*	The above table does not include the remaining $3.9 million of capital commitments to the private equity funds described above due to the uncertainty in timing of capital calls made by such funds to pay this remaining capital commitment. The above table also does not include future minimum rentals to be received under subleases of $3.5 million.

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

Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT SEPTEMBER 30,
	2004	FY 2004	FY 2005	FY 2006	FY 2007
	(DOLLARS IN THOUSANDS)
Cash equivalents	$27,838	$27,838	$—	$—	$—
Weighted average interest rate	1.48%	1.48%	—	—	—
Investments	$89,416	$13,157	$14,692	$33,682	$27,885
Weighted average interest rate	3.18%	1.97%	3.61%	3.28%	3.41%
Total portfolio	$117,254	$40,995	$14,692	$33,682	$27,885
Weighted average interest rate	2.78%	1.64%	3.61%	3.28%	3.41%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2004, the total assets related to non-US dollar denominated currencies that are subject to foreign currency exchange risk were approximately $18.5 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock (“the stock repurchase program”). During each of the three months ended September 30, 2004, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Dollar Value
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Stock Repurchase
Period	Shares Purchased	per Share	Announced Programs	Program
				(In Thousands)
July 1 – July 31	16,400	$17.83	2,547,320	$8,230
August 1 – August 31	138,994	$17.12	2,686,314	$5,851
September 1 – September 30	46,100	$16.78	2,732,414	$5,077

Total	201,494	$17.10	2,732,414	$5,077

All purchases of our common stock were made under the stock repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Form of Stock Option Certificate
31.1	Certification of the Principal Executive Officer
31.2	Certification of the Principal Financial Officer
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on July 27, 2004 furnishing under Item 12 our second quarter press release which included our results of operations and financial condition for the second quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

	By:	/s/ George F. Colony
George F. Colony Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Date: November 8, 2004
	By:	/s/ Warren Hadley
Warren Hadley Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: November 8, 2004

Exhibit Index

Exhibit No.	Document

10.1	Form of Stock Option Certificate

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.