Form 10-K
period 2004-12-31
FORRESTER RESEARCH INC
filed 2005-03-14
CIK 1023313

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $259,361,783.

     As of March 2, 2005, 21,682,360 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders for the year ended December 31, 2004 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Forrester Research, Inc. is an independent technology research company that conducts research and provides pragmatic and forward-thinking advice about technology's impact on business. We offer products and services in four major areas: Research, Data, Consulting and Community. Our products and services are targeted to senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with us to align their technology investments with their business goals.

     Research serves as the foundation for all our offerings and consists primarily of annual memberships to our WholeView(R) Research that provide comprehensive access to our core research on a wide range of business and technology topics. These include the impact that the application of technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. In addition to our WholeView Research, we also provide several client-focused products and services in our Data, Consulting, and Community offerings. Each of these allows our clients to interact directly with analysts and explore in greater detail the issues and topics covered by our WholeView Research on a client-specific basis.

     We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996. In February 2003, we acquired Giga Information Group, Inc., or Giga, a global technology advisory firm. Giga's products and services enhanced our offerings by providing objective research, pragmatic advice and personalized consulting on information technology. We have worked carefully to integrate Giga into Forrester in a manner that preserves and enhances the core features that both companies' customers have valued most.

     Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

INDUSTRY BACKGROUND

     Emerging technologies play a central role in companies' efforts to remain both competitive and cost-efficient in an increasingly complex global business environment. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

     Consequently, companies rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the integrated use of technology in business.

FORRESTER'S SOLUTION

     Our business and technology expertise enables us to offer our clients the best available research on changing business models and technologies, technology investments, implementation changes, and customer trends. Our solution provides our clients with:

     WHOLEVIEW 2. We provide our clients with a comprehensive and unified view of technology's impact on business, which we call WholeView 2, the primary component of which is WholeView 2 Research which provides our clients with comprehensive access to our core research offerings. Our WholeView 2 Research combines with our Data, Consulting and Community engagement opportunities to offer clients access to the research, data, analysts, and peer insights they need to:

     - Assess potential new markets, competitors, products, and services.

     - Anticipate technology-driven business model shifts.

     - Understand how technology affects consumers and can improve business processes.

     - Educate, inform, and align strategic decision-makers in their organizations.

     - Navigate technology implementation challenges and optimize technology investments.

     - Capitalize on emerging technologies.

     A UNIFIED SET OF SERVICES TO BUILD BUSINESS AND TECHNOLOGY
STRATEGIES. Clients may combine our WholeView Research with Data, Consulting and Community offerings to enhance their understanding and the value of the core research offerings on a customer-specific basis.

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

FORRESTER'S STRATEGY

     We seek to maintain and enhance our position as a leading independent technology research firm and to capitalize on demand for our research by:

     IDENTIFYING AND DEFINING NEW BUSINESS MODELS, TECHNOLOGIES, AND
MARKETS. We seek to differentiate ourselves from other research firms by delivering pragmatic and forward-thinking research and analysis on the impact of technology on business models and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in the use of technology before these changes appear on the horizons of most users, vendors, and other research firms. Our early identification of these shifts enables us to help our clients capitalize on emerging business models and technologies.

     LEVERAGING THE WHOLEVIEW. Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform and research methodologies to both increase sales of our existing research and introduce innovative new products. Our Data, Consulting, and Community offerings complement, enhance and supplement our research offerings, and many are designed to address clients' customized needs.

     USING TARGETED, GLOBAL SALES CHANNELS. We sell our products and services directly through our headquarters in Cambridge, Massachusetts, and through our research centers and sales offices in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations, including Australia and South America. We continually seek to increase average sales volume per sales representative, lengthen the average tenure of our sales representatives and sales management, and shorten our sales cycle through marketing initiatives. Effective January 2005, we redefined our geographic regions to more closely align with our client base. Our three regions are now Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

     GROWING OUR CLIENT BASE WORLDWIDE AND INCREASING SALES TO EXISTING
CLIENTS. We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new units and divisions within our existing client companies. We believe that within our client base of approximately 1,866 client companies as of December 31, 2004, there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

     DEVELOPING AND RETAINING OUTSTANDING RESEARCH PROFESSIONALS. The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes quality, cooperation, and creativity, helps us to develop and retain high-caliber research professionals. We provide a competitive compensation structure, as well as recognition and rewards for excellent individual and team performance.

     OPTIMIZING THE USE OF TECHNOLOGY. Our technology platform allows us to conduct, design, sell, and deliver our products and services via the Internet. Through this platform we can:

     - Create tools that allow us to perform, and clients to use, research on the Internet.

     - Improve fulfillment of sales leads.

     - Accelerate the production of our research.

     We intend to continue to use emerging technologies to improve the reach and quality of our products and services.

PRODUCTS AND SERVICES

     We offer our clients a selection of engagement opportunities in the areas of Research, Data, Consulting, and Community. Research serves as the foundation of all our offerings and is composed of annually renewable memberships to WholeView 2 Research that provide our clients comprehensive access to research containing unified guidance on business strategy, technology investments, implementation changes, and customer trends. We also offer a flexible selection of products and services categorized as Data, Consulting, and Community designed to customize the insights from WholeView 2 Research to clients' specific needs.

  WHOLEVIEW 2 RESEARCH

     In February 2004, we introduced WholeView 2 Research, a holistic, unified offering that provides clients with comprehensive access to our core research offerings designed to inform their strategic decision-making. Like the original WholeView Research product introduced in January 2002, WholeView 2 Research consists of a library of cross-linked documents that interconnects our reports, data, product rankings, and research archives and allows clients to move barrier-free across our research. WholeView 2 Research is an integrated product that incorporates those topic areas formerly addressed by Giga's core research product and thus preserves and enhances the core features of both Forrester and Giga research products.

     WholeView 2 Research addresses the interplay of business demands and technology capabilities through two components: Business View and IT View.

     - BUSINESS VIEW consists of research targeting industry-specific challenges, trends, and best practices. This research is particularly targeted to marketers, business strategists, product developers, and customer experience managers. In general, our Business View is composed of the research that previously formed our original WholeView Research package, specifically, our core business strategy research offerings, Technographics(R), and TechRankings(R).

      - Business Strategy Research. Formerly referred to as TechStrategy, this research provides qualitative industry and technology research that analyzes the impact of technology change and informs strategic decision-making.

      - Technographics. Technographics provides primary data and quantitative research that analyzes how technology is considered, bought, and used by consumers and businesses. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 300,000 households in North America and Europe, which is analyzed and categorized into relevant market segments to help organizations capitalize on changing consumer behavior. Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others.

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

     - IT VIEW consists of research that provides an extensive focus on information technology management and technology investment issues, as well as developments in technology products and services. This research delivers insight into the issues challenging IT professionals, technology product designers, and marketers and business strategists at technology providers. In general, IT View is composed of the research that previously formed Giga's core research product.

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

      - ForrTel. ForrTels are hour-long audio teleconferences on selected topics that typically are held daily. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees.

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

     - FORRESTER'S ULTIMATE CONSUMER PANEL. Forrester's Ultimate Consumer Panel is a new, opt-in single-source panel that leverages technology to passively and continuously capture a vast amount of offline and online consumer behavior. The panel comprises more than 10,000 U.S. consumers from whom data is collected from electronic monthly credit card statements, bank account statements, online behavior and activities and survey data about a large range of topics. Ultimate data helps clients benchmark themselves against competitors, evaluate the effectiveness of pricing and packaging strategies, and optimize multichannel sales efforts.

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

     Through our consulting services, we help our clients develop a combination of existing and custom research to address a range of issues, including:

     - Market Strategy

     - Effective Use of Technology

     - Innovation & Organizational Design

     - Supply & Demand Networks

     - IT Sourcing

  COMMUNITY

     Our Community offerings are designed to foster effective connections between peers, analysts and the relevant research. Each of our Community programs provides exclusive networking opportunities, advice on best practices, and targeted analysis. Community products and services include annual memberships in the Forrester Oval Program(TM), participation in Web Site Reviews and Boot Camps, and attendance at Forrester Events.

     - FORRESTER OVAL PROGRAM. Our Forrester Oval Program is an exclusive offering for senior executives at large companies worldwide. Clients may choose to participate in one or more Forrester Oval Programs. Memberships are available in the CIO Group and the CMO Group and various councils, including the

Analyst Relations & Marketing Council and several IT Councils and Marketing Councils. Members receive access to the following:

        - senior analyst teams for individual research-related questions,

        - membership-directed research which includes comprehensive coverage of industry trends and best practices,

        - exclusive industry-specific benchmark data, and

        - peer-to-peer networking through premier event meetings and group audio-conferences.

     - WEB SITE REVIEWS AND OTHER BOOT CAMPS. Our Web Site Reviews provide targeted, action-oriented assessments of clients' Web sites, extranets, or intranets. Feedback is based on comprehensive examination of the site by our analysts, as well as any additional information a client provides about its Web strategies. Other Boot Camps focus on Web design and strategy and the customer experience across multiple interaction channels.

     - FORRESTER EVENTS. We host multiple Events in various locations in North America and Europe throughout the year. Events build upon past Forrester and Giga conferences to bring together senior executives to network with their peers and to hear business leaders discuss the impact of technology on business.

PRICING AND CONTRACT SIZE

     We derive our revenue from client contracts consisting of two categories of revenue: research and advisory services and other. All the product and service offerings listed above are composed of research, advisory services and other, or some combination of the two. Research offerings generate research revenues only, and Consulting offerings consist solely of advisory services revenues. Our Data and Community offerings, however, generate a combination of research and advisory services and other revenues. Within Data, we recognize revenue from our Technographics Data & Services and Forrester Ultimate Consumer Panel product as research revenue, and revenue from Custom Consumer Research and the Technographics Omnibus Survey as advisory services revenue. Within Community, revenue from memberships to the Forrester Oval Program is recognized as research services revenue, and revenue from events is recognized as other revenue in our advisory services and other revenue classification.

     Contract pricing for annual memberships for research only is principally a function of the number of recipients at the client. Pricing of contracts for research and advisory services is a function of the number of research recipients and the amount and type of advisory services. The average contract for annual memberships for research only at December 31, 2004 was approximately $40,300, an increase of 5% from $38,200 at December 31, 2003. The average contract for an annual membership for research which also included advisory services at December 31, 2004 was approximately $94,600, an increase of 21% from $78,400 at December 31, 2003.

     We believe that the agreement value of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. Agreement value increased 9% to $137.1 million at December 31, 2004 from $126.3 million at December 31, 2003.

RESEARCH ANALYSTS AND METHODOLOGY

     We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. Our research provides consistent research themes and comprehensive coverage of business and technology issues across our coverage areas.

     We ascertain the issues important to technology users through thousands of interactions and surveys with vendors and business, marketing, and IT professionals, and accordingly, the majority of our research is determined directly by the issues our clients face each day. We use the following primary research inputs:

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

SALES AND MARKETING

     We sell our products and services directly through our headquarters in Cambridge, Massachusetts, and through our research centers and sales offices in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations, including Australia and South America. We employed 195 sales representatives as of December 31, 2004, an increase of 3% from 190 as of December 31, 2003. Our direct sales force consists of:

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

     We also sell our research products directly online through our Web site and use local independent sales representatives to market and sell our products and services internationally in selected international markets.

     Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in emerging technology research. We actively promote brand awareness via our Web site, Forrester Events, extensive worldwide press relations, and direct mail campaigns. In February 2005, we published the first issue of the Forrester magazine, a high quality periodical containing articles of interest relating to the technology industry. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

     As of December 31, 2004, our research was delivered to 1,866 client companies. No single client company accounted for more than 3% of our revenues for the year ended December 31, 2004.

COMPETITION

     We believe that the principal competitive factors in our industry include the following:

     - Quality of research and analysis and related services.

     - Ability to offer products and services that meet the changing needs of organizations for research and analysis.

     - Customer service.

     - Independence from vendors and clients.

     - Timely delivery of information.

     - Ability to leverage new technologies.

     - Price.

     We believe that we compete favorably with respect to each of these factors. We believe that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our WholeView approach, research methodology and easy-to-read formats distinguish us from our competitors.

     We compete principally in the market for research and advisory services about and relating to technology and its impact on business. Our principal direct competitors include other providers of similar services, such as Gartner Group, as well as Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

EMPLOYEES

     As of December 31, 2004, we employed a total of 593 persons, including 203 research staff and 195 sales representatives.

     Our culture emphasizes certain key values -- including client service, quality, and creativity -- that we believe are critical to our future growth. We promote these values through rigorous training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. Each new employee whom we hire undergoes a three-day training process. This training includes workshops and presentations by our executives, which focus on our products and services, corporate culture, values, and goals, and provide individuals with the skills necessary to achieve our goals.

     All members of our research staff participate in our incentive compensation bonus plan. Their performance is measured against individual and team goals to determine an eligible bonus that is funded by our overall performance against key business metrics. Individual and team goals include on-time delivery of high-quality research and advisory services support to clients. In addition, analysts, research directors, and research management are eligible to receive equity awards under our equity incentive plan.

     All of our direct sales representatives participate in our annual sales incentive compensation plan. Under this plan, we pay commissions monthly to sales personnel based upon attainment of net bookings against established quotas. In addition, all account managers, account executives, regional managers, and regional directors are eligible to participate in our equity incentive plan based on performance.

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

     FLUCTUATIONS IN OUR OPERATING RESULTS. Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

     - Trends in technology spending in the marketplace

     - Timing and size of new and renewal memberships for our research from clients.

     - Utilization of our advisory services by our clients.

     - Timing of revenue-generating Events sponsored by us.

     - Introduction and marketing of new products and services by us and our competitors.

     - Hiring and training of new analysts and sales personnel.

     - Changes in demand for our research and advisory services.

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

     A DECLINE IN RENEWALS FOR OUR MEMBERSHIP-BASED RESEARCH SERVICES. Our success depends in large part upon renewals of memberships for our research products. Approximately 76%, 66%, and 57% of our client companies with memberships expiring during the years ended December 31, 2004, 2003, and 2002, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. The increase in renewal rates from 2003 to 2004 is reflective of the acquisitions of Giga and GigaGroup during 2003 and an improving economic environment. Any future declines in renewal rates could have an adverse effect on our revenues.

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

EXECUTIVE OFFICERS

     The following table sets forth information about our directors and executive officers as of March 8, 2005.

NAME                                     AGE                     POSITION
----                                     ---                     --------
George F. Colony.......................  51    Chairman of the Board, Chief Executive
                                               Officer, and President
Neil Bradford..........................  32    President, Forrester Americas
Charles W. Chang.......................  54    President, Forrester Asia Pacific
Robert W. Davidson.....................  57    President, Forrester EMEA
Warren Hadley..........................  36    Chief Financial Officer and Treasurer
Brian E. Kardon........................  47    Chief Strategy and Marketing Officer
Daniel Mahoney.........................  56    Chief Research and Client Officer
Gail S. Mann, Esq......................  53    Chief Legal Officer and Secretary
George Orlov...........................  47    Chief Information Officer and Chief
                                               Technology Officer
Timothy M. Riley.......................  53    Chief People Officer
Henk W. Broeders.......................  52    Director
Robert M. Galford......................  52    Director
George R. Hornig.......................  50    Director
Michael H. Welles......................  50    Director

     George F. Colony, Forrester's founder, has served as Chairman and Chief Executive Officer since its inception in July 1983.

     Neil Bradford became president, Forrester Americas (formerly managing director, Forrester North America) in August 2003. Mr. Bradford previously served as managing director, Forrester Global from 2001 to 2003 and as managing director of Forrester Research Ltd. from 1999 to 2001, a role he assumed after Forrester's acquisition in November 1999 of Fletcher Research Limited, a UK-based research firm co-founded by Mr. Bradford in 1997. Prior to co-founding Fletcher and joining Forrester, Mr. Bradford was a consultant at McKinsey and Company, a management consulting firm, from 1995 to 1997.

     Charles W. Chang became president, Forrester Asia Pacific, in September 2004. Prior to joining Forrester, Mr. Chang was a managing director and founder of Twin Cypress Group, a consulting firm advising businesses in North America and the Pacific Rim about investment opportunities. From 1998 to 1999, Mr. Chang was a senior vice president of Business Objects, a business intelligence software company, and from 1999 to 2000 he was senior vice president, business intelligence, of Informix Corporation, an information management software company. Prior to 2001, Mr. Chang spent many years in various management positions with IBM Corporation.

     Robert W. Davidson became president, Forrester Europe, Middle East, Africa
(EMEA) (formerly, managing director, Forrester Europe) in June 2001. Prior to joining Forrester, Mr. Davidson was vice president and corporate controller from 2000 to 2001 and vice president, finance from 1998 to 2000 for Baan Company N.V., a software solutions and services company. From 1996 to 1998, Mr. Davidson served as chief operating officer, Europe of PSI/Vicorp, a software solutions company.

     Warren Hadley became our chief financial officer and treasurer in February 2002. Mr. Hadley previously was our director of finance from 1999 to 2002 and served as our assistant treasurer from 2000 to 2001. Mr. Hadley was our corporate controller from 1996 to 1999. Prior to joining Forrester, Mr. Hadley served as an audit manager for MacDonald, Levine, Jenkins, an accounting firm, from 1993 to 1995.

     Brian E. Kardon became our chief strategy and marketing officer (formerly vice president, strategy and marketing), in January 2003. Prior to joining Forrester, Mr. Kardon was president of First Act, Inc., a children's musical instrument company. From 1999 to 2001 Mr. Kardon served as the executive vice president at HomePortfolio, an online marketplace for home design, products, and services, and from 1995 to 1999, he was senior vice president and chief marketing officer of Cahners Business Information (now Reed Business Information). After graduating from The Wharton School in 1987 with his MBA, Mr. Kardon worked at Braxton Associates, the strategy consulting division of Deloitte Consulting, from 1987 to 1995. At Braxton, Mr. Kardon rose to the position of director of the marketing strategy practice.

     Daniel Mahoney became our chief research and client officer in September 2004. Mr. Mahoney previously was our vice president, research from 2003 to 2004 in conjunction with Forrester's acquisition of Giga. Prior to that, he was senior vice president of research at Giga from 1997 to 2003. Prior to joining Giga, Mr. Mahoney was the general manager of Intranet Partners, an Intranet consulting company, from 1996 to 1997; the general manager of Dataquest North America, a technology information provider, in 1996; and director of systems development for Household Credit Services, the credit card division of Household International, Inc. from 1993 to 1996.

     Gail S. Mann, Esq. became our chief legal officer and secretary in February 2004. Ms. Mann previously was of counsel to the law firm of Morse, Barnes-Brown & Pendleton, P.C. from 2002 until joining Forrester, Vice President and Associate General Counsel of Harcourt General, Inc., a global multimedia publishing company, and its affiliate, The Neiman Marcus Group, a high end specialty retailer, from 1999-2001, and Vice President and Assistant General Counsel of Digital Equipment Corporation from 1994 to 1998.

     George M. Orlov became our chief information officer and chief technology officer in December 2004. Prior to joining Forrester, Mr. Orlov was chief information officer and chief technology officer for Callisma, Inc., a professional services firm focused on technology infrastructure from 2000 until 2003, when the company was acquired by SBC Communications. Mr. Orlov served as vice president and chief information officer at Pacific Gas & Electric from 1998 to 2000, and prior thereto, he held the same position with Commonwealth Edison Company from 1996 to 1998.

     Timothy M. Riley, Forrester's chief people officer (formerly vice president, strategic growth), joined Forrester in August 1997. Prior to joining Forrester, Mr. Riley served as the vice president of human resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as director of human resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

ITEM 2.  PROPERTIES

     Our headquarters are located in approximately 125,000 square feet of office space in Cambridge, Massachusetts, of which the Company occupies approximately 93,200 square feet. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility was extended effective January 1, 2005 and expires in September 2011. We have the option to extend this lease for an additional five-year term.

     We also have leased office space for our research centers in Amsterdam, Frankfurt, London, and Santa Clara, and for our sales office in Paris.

     We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5(A).  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "FORR." On March 2, 2005, the closing price of our common stock was $14.98.

     As of March 2, 2005 there were approximately 52 stockholders of record of our common stock.

     The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2003, and December 31, 2004:

                                                          2003              2004
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First Quarter......................................  $17.40   $11.61   $19.67   $16.01
Second Quarter.....................................  $16.65   $13.85   $19.50   $16.48
Third Quarter......................................  $17.29   $13.33   $18.82   $15.24
Fourth Quarter.....................................  $19.97   $14.14   $18.10   $12.66

     We did not declare or pay any dividends during the fiscal years ended December 31, 2003 or 2004. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 5(C).  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 2001, we announced a program authorizing the repurchase of up to $50 million of our common stock ("the stock repurchase program"). During the quarter ended December 31, 2004, we purchased the following shares of our common stock under the stock repurchase program:

                                                           TOTAL NUMBER OF     MAXIMUM DOLLAR
                                                           SHARES PURCHASED    VALUE THAT MAY
                                    TOTAL                     AS PART OF      YET BE PURCHASED
                                   NUMBER      AVERAGE         PUBLICLY        UNDER THE STOCK
                                  OF SHARES   PRICE PAID      ANNOUNCED          REPURCHASE
PERIOD                            PURCHASED   PER SHARE        PROGRAMS            PROGRAM
------                            ---------   ----------   ----------------   -----------------
                                                                               (IN THOUSANDS)
October 1 - October 31..........         --         --        2,732,414            $5,132
November 1 - November 30........    211,200     $16.40        2,943,614            $1,668
December 1 - December 31........    102,000     $16.36        3,045,614            $   --
                                  ---------     ------        ---------            ------
Total...........................  1,151,181     $16.44        3,045,614            $   --
                                  =========     ======        =========            ======

     All purchases of our common stock were made under the stock repurchase program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       2001      2002       2003       2004
                                           --------   --------   -------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
Research services........................  $123,717   $126,935   $70,955   $ 92,289   $ 94,347
Advisory services and other..............    33,430     32,185    25,981     33,710     44,132
                                           --------   --------   -------   --------   --------
Total revenues...........................   157,147    159,120    96,936    125,999    138,479
                                           --------   --------   -------   --------   --------
Operating expenses:
Cost of services and fulfillment.........    45,470     49,113    34,026     50,047     54,687
Selling and marketing....................    57,957     58,334    30,745     41,017     46,867
General and administrative...............    18,632     16,854    12,732     14,674     16,364
Depreciation and amortization............     7,683     10,069     8,078      6,256      3,691
Amortization of intangible assets........       261      1,025       328      8,778      6,461
Reorganization costs.....................        --      3,108    12,170      2,594      8,396
Integration costs........................        --         --        --      1,055         --
                                           --------   --------   -------   --------   --------
Total operating expenses.................   130,003    138,503    98,079    124,421    136,466
                                           --------   --------   -------   --------   --------
Income (loss) from operations............    27,144     20,617    (1,143)     1,578      2,013
Other income, net; Gains on sales of
  marketable securities; (Impairments)
  gains from non-marketable
  investments............................     6,893      6,425     1,421      1,598      4,220
                                           --------   --------   -------   --------   --------
Income before income tax provision.......    34,037     27,042       278      3,176      6,233
Income tax provision (benefit)...........    12,423      8,925      (311)       985      2,101
                                           --------   --------   -------   --------   --------
Net income...............................  $ 21,614   $ 18,117   $   589   $  2,191   $  4,132
                                           ========   ========   =======   ========   ========
Basic net income per common share........  $   1.03   $   0.80   $  0.03   $   0.10   $   0.19
                                           ========   ========   =======   ========   ========
Diluted net income per common share......  $   0.88   $   0.76   $  0.02   $   0.10   $   0.18
                                           ========   ========   =======   ========   ========
Basic weighted average common shares
  outstanding............................    20,989     22,551    23,189     22,555     22,024
                                           ========   ========   =======   ========   ========
Diluted weighted average common shares
  outstanding............................    24,526     23,907    23,653     22,837     22,442
                                           ========   ========   =======   ========   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       2001       2002       2003       2004
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable
  securities............................  $174,739   $205,182   $194,631   $126,733   $127,440
Working capital.........................  $115,547   $155,412   $157,443   $ 77,171   $ 75,967
Deferred revenue........................  $102,527   $ 59,930   $ 42,123   $ 68,630   $ 72,357
Total assets............................  $303,803   $305,152   $278,273   $310,975   $302,872
Total stockholders' equity..............  $176,928   $220,398   $213,868   $208,322   $199,846

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive revenues from memberships to our research product offerings and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services offered through our Data, Consulting and Community products and services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when performed. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.

     Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer base, research content and trademarks.

     In February 2003, we acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The results of Giga's operations have been included in our consolidated financial statements since February 28, 2003.

     As part of the acquisition of Giga, we acquired an equity investment in GigaGroup S.A. ("GigaGroup"). GigaGroup was created in 2000 through the spin-off of Giga's French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. In November 2003, we acquired the assets of GigaGroup. The results of GigaGroup's operations have been included in our consolidated financial statements since November 30, 2003.

     Agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the "agreement value" of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2004. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                  ---------------   ABSOLUTE   PERCENTAGE
                                                   2003     2004    INCREASE    INCREASE
                                                  ------   ------   --------   ----------
Agreement Value (In Millions)...................  $126.3   $137.1    $10.8         8.6%
Client Retention................................    66.0%    76.0%    10.0          --
Dollar Retention................................    78.0%    85.0%     7.0          --
Enrichment......................................    99.0%   107.0%     8.0          --

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                   --------------   ABSOLUTE   PERCENTAGE
                                                   2002     2003    INCREASE    INCREASE
                                                   -----   ------   --------   ----------
Agreement Value (In Millions)....................  $78.1   $126.3    $48.2        61.7%
Client Retention.................................   57.0%    66.0%     9.0          --
Dollar Retention.................................   71.0%    78.0%     7.0          --
Enrichment.......................................   87.0%    99.0%    12.0          --

     The increase in agreement value from 2003 to 2004 is primarily due to increases in average contract sizes and in the number of clients. The average contract for annual memberships for research only at December 31, 2004 was approximately $40,300, an increase of 5% from $38,200 at December 31, 2003. The average contract for an annual membership for research which also included advisory services at December 31, 2004 was approximately $94,600, an increase of 21% from $78,400 at December 31, 2003. Client retention, dollar retention and enrichment increases in 2003 and 2004 reflect an improving economic environment. The increase in agreement value, client retention, dollar retention and enrichment from 2002 to 2003 is primarily attributable to the acquisition of Giga, and to a lesser extent, the acquisition of GigaGroup.

REORGANIZATIONS

     Since July 2001, we have reorganized our workforce and consolidated our facilities several times in response to market conditions and in connection with the integration of Giga and GigaGroup in August 2003 and January 2004, respectively.

     A summary of the key items related to the reorganizations is as follows:

                                               JANUARY 10,   JULY 24,   AUGUST 5,   JANUARY 28,
                                                  2002         2002       2003         2004
                                               -----------   --------   ---------   -----------
                                                                (IN THOUSANDS)
Workforce reduction..........................    $ 3,471      $  908     $1,230       $2,510
Facility consolidation and other related
  costs......................................      3,863       1,158         --        4,693
Depreciable assets...........................      2,863         766         --        1,861
                                                 -------      ------     ------       ------
Total reorganization charge..................    $10,197      $2,832     $1,230       $9,064
                                                 =======      ======     ======       ======
Accrued severance and facility consolidation
  costs as of December 31, 2004..............    $   438      $  239     $   --       $4,660
                                                 =======      ======     ======       ======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be those that require that most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 15 of this Annual report on Form 10-K, beginning on page F-7.

     - REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, which requires us to make estimates of such fair values. The amount of revenue recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events and are included in our advisory services and other revenue classification. While our historical business practice has been to offer membership contracts with a non-cancelable term, we do from time to time, in response to competitive conditions, offer clients the right to cancel their membership contracts prior to the end of the contract term. For these cancelable contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of December 31, 2004, deferred revenues and deferred commissions totaled $72.4 million and $6.8 million, respectively.

     - ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $1.0 million as of December 31, 2004. Management makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

     - NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds that totaled approximately $13.4 million as of December 31, 2004. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee's revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. During the year ended December 31, 2004, we have no investments that have experienced a decline in value which we believe is permanent or temporary and accordingly no impairment charges have been recorded. We recorded net impairment charges that totaled approximately $2.4 million and $4.1 million during the years ended December 31, 2003 and 2002, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     - GOODWILL AND INTANGIBLE ASSETS. At December 31, 2004, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $52.9 million and $7.0 million, respectively. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit's carrying value to the reporting unit's fair value. Determining the reporting unit's fair value requires us to make estimates based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. This analysis did not show an impairment as of November 30, 2004 and as of December 31, 2004, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

       Intangible assets with finite lives consist of acquired customer base, research content and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on an accelerated basis which matches the periods in which those cash flows are estimated to be produced. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

     - INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $42.9 million as of December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and our estimates of future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

YEAR ENDED DECEMBER 31,                                       2002   2003   2004
-----------------------                                       ----   ----   ----
Research services...........................................   73%    73%    68%
Advisory services and other.................................   27     27     32
                                                              ---    ---    ---
  Total revenues............................................  100    100    100
Cost of services and fulfillment............................   35     40     39
Selling and marketing.......................................   31     32     34
General and administrative..................................   13     12     12
Depreciation and amortization...............................    9      5      3
Amortization of intangible assets...........................   --      7      5
Reorganization costs........................................   13      2      6
Integration costs...........................................   --      1     --
                                                              ---    ---    ---
  (Loss) income from operations.............................   (1)     1      1
Other income, net...........................................    5      3      2
Gains on sales of marketable securities.....................   --     --      1
(Impairments) gains from non-marketable investments.........   (4)    (1)    --
                                                              ---    ---    ---
  Income before income tax provision........................   --      3      4
Income tax (benefit) provision..............................   (1)     1      2
                                                              ---    ---    ---
  Net income................................................    1%     2%     2%
                                                              ===    ===    ===

YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

     REVENUES

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                  ---------------   ABSOLUTE   PERCENTAGE
                                                   2003     2004    INCREASE    INCREASE
                                                  ------   ------   --------   ----------
Revenues (in millions)..........................  $126.0   $138.5    $12.5         10%
Revenues from research services (in millions)...  $ 92.3   $ 94.3    $ 2.0          2%
Advisory services and other revenues (in
  millions).....................................  $ 33.7   $ 44.1    $10.4         31%
Revenues attributable to customers outside of
  the United States (in millions)...............  $ 36.6   $ 45.7    $ 9.1         25%
Revenues attributable to customers outside of
  the United States as a percentage of total
  revenue.......................................      29%      33%       4%        --
Number of clients...............................   1,812    1,866       54          3%
Number of research employees....................     193      203       10          5%
Number of events................................       8        9        1         13%

     The increase in total revenues as well as the increase in the number of clients is primarily a result of the acquisitions of Giga and GigaGroup which closed on February 28, 2003 and November 30, 2003, respectively. The increase in revenues is also attributable to the effects of foreign currency translation which resulted in approximately a 2% positive effect on revenues in 2004. No single client company accounted for more than 3% of revenues during 2003 or 2004.

     Research services revenues as a percentage of total revenues declined from 73% in 2003 to 68% in 2004 as customer demand is shifting towards advisory services, which is reflected in the increase in advisory services and other revenues. The increase in advisory services revenues was partially offset by decreasing events revenues. Beginning in 2004, clients purchasing WholeView 2 research member licenses receive event seats as part of the WholeView2 membership package. The revenue for these packaged event seats is recognized ratably as research services resulting in a decrease in advisory services and other revenues. This decrease in advisory services and other revenues in 2004 was partially offset by increases in revenues from sales of event sponsorships to third parties.

     The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to the acquisition of GigaGroup combined with the favorable effects of foreign currency translation in 2004 as compared to 2003.

     COST OF SERVICES AND FULFILLMENT

                                                    YEAR ENDED      ABSOLUTE    PERCENTAGE
                                                   DECEMBER 31,     INCREASE     INCREASE
                                                   -------------   ----------   ----------
                                                   2003    2004    (DECREASE)   (DECREASE)
                                                   -----   -----   ----------   ----------
Cost of services and fulfillment (in millions)...  $50.0   $54.7      $4.7          9%
Cost of services and fulfillment as a percentage
  of total revenues..............................     40%     39%       (1)%       --

     The increase in cost of services and fulfillment is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, increased incentive compensation paid for the performance of advisory services, and increased survey costs.

     SELLING AND MARKETING

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                    -------------   ABSOLUTE   PERCENTAGE
                                                    2003    2004    INCREASE    INCREASE
                                                    -----   -----   --------   ----------
Selling and marketing expenses (in millions)......  $41.0   $46.9     $5.9         14%
Selling and marketing expenses as a percentage of
  total revenues..................................     32%     34%       2%        --

     The increase in selling and marketing expenses and in these expenses as a percentage of total revenues is related to increased compensation and related office expenses primarily attributable to the acquisition of GigaGroup at the end of 2003, as well as increased professional fees related to the Forrester magazine, the first issue of which was published in February 2005.

     GENERAL AND ADMINISTRATIVE

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                    -------------   ABSOLUTE   PERCENTAGE
                                                    2003    2004    INCREASE    INCREASE
                                                    -----   -----   --------   ----------
General and administrative expenses (in
  millions).......................................  $14.7   $16.4     $1.7         12%
General and administrative expenses as a
  percentage of total revenues....................     12%     12%      --         --

     The increase in general and administrative expenses is primarily attributable to the amount provided for doubtful accounts, annual increases in compensation costs and increases in audit and professional fees related to compliance with the requirements of the Sarbanes-Oxley Act and regulations thereunder.

     DEPRECIATION AND AMORTIZATION. Depreciation expense decreased 41% to $3.7 million in 2004 from $6.3 million in 2003. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $6.5 million in 2004 from $8.8 million in 2003. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets. Specifically, research content and registered trademarks that were acquired in connection with the Giga acquisition in 2003 were fully amortized by the end of 2004.

     REORGANIZATION COSTS. Reorganization costs were $8.4 million in 2004 and consisted primarily of costs associated with lease losses, revisions to the lease loss estimates related to prior reorganizations and fixed-asset write-offs resulting from office vacancies.

     OTHER INCOME, NET. Other income, net decreased 15% to $2.9 million in 2004 from $3.4 million in 2003. The decrease is primarily attributable to lower average cash and investment balances available for investment in 2004 as compared to 2003.

     GAINS ON SALES OF MARKETABLE SECURITIES. In 2004, we sold a total of approximately 47,000 shares of Greenfield Online, Inc. and received net proceeds of approximately $701,000. Upon consummation of Greenfield's initial public offering, we also received a conversion payment of approximately $463,000. Accordingly, in the year ended December 31, 2004, we recognized a gain of approximately $1.1 million related to these sales. In 2003, gains of $509,000 resulted from the sale of debt securities.

     IMPAIRMENTS (GAINS) FROM NON-MARKETABLE INVESTMENTS. During the year ended December 31, 2004, we have no investments that have experienced a decline in value which we believe is other than temporary and accordingly no impairment charges have been recorded. Impairments of non-marketable investments resulted in net charges of $2.4 million during 2003.

     PROVISION FOR INCOME TAXES. During 2004, we recorded an income tax provision of $2.1 million reflecting an effective tax rate of 33.7%. During 2003, we recorded an income tax provision of $1.0 million reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     REVENUES

                                                   YEAR ENDED       ABSOLUTE    PERCENTAGE
                                                  DECEMBER 31,      INCREASE     INCREASE
                                                 ---------------   ----------   ----------
                                                  2002     2003    (DECREASE)   (DECREASE)
                                                 ------   ------   ----------   ----------
Revenues (in millions).........................  $ 96.9   $126.0     $29.1          30%
Revenues from research services (in
  millions)....................................  $ 71.0   $ 92.3     $21.3          30%
Advisory services and other revenues (in
  millions)....................................  $ 26.0   $ 33.7     $ 7.7          30%
Revenues attributable to customers outside of
  the United States (in millions)..............  $ 27.8   $ 36.6     $ 8.8          32%
Revenues attributable to customers outside of
  the United States as a percentage of
  revenue......................................      29%      29%       --          --
Number of clients..............................   1,125    1,812       687          61%
Number of research employees...................     101      193        92          91%
Number of events...............................      14        8        (6)        (43)%

     The increases in total revenues, revenues from research services and in the number of clients are primarily attributable to the Giga acquisition which closed on February 28, 2003, and as such, Giga's operations have been included in the consolidated financial statements since February 28, 2003. No single client company accounted for more than 3% of revenues during 2003 or 2002.

     The increase in advisory services and other revenues is primarily attributable to increases in the number of clients and in the number of research employees delivering advisory services, which more than offset the decrease in event revenue attributable to our holding fewer events during 2003 than during 2002. The increase in the number of clients and research employees in our research organization is primarily attributable to the acquisition of Giga.

     The increase in international revenues is primarily attributable to the acquisition of Giga. We invoice our United Kingdom customers in pound sterling, the functional currency of our London subsidiary; our continental European customers in euros, the functional currency of our Amsterdam subsidiary and all other international customers in U.S. dollars.

     Assuming the acquisition of Giga occurred on January 1, 2002 whereby pre-acquisition revenues of Giga would be added to Forrester's revenues, total revenues would have been $160.1 million in 2002 compared to $136.6 million in 2003. The decrease of $24.0 million is primarily attributable to a more difficult economic environment in 2002, resulting in lower revenues in 2003 because of the annual nature of our contracts and the related revenue recognition policies.

     COST OF SERVICES AND FULFILLMENT

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                    -------------   ABSOLUTE   PERCENTAGE
                                                    2002    2003    INCREASE    INCREASE
                                                    -----   -----   --------   ----------
Cost of services and fulfillment (in millions)....  $34.0   $50.0    $16.0         47%
Cost of services and fulfillment as a percentage
  of total revenues...............................     35%     40%       5%        --

     The increases in cost of services and fulfillment and cost of services and fulfillment as a percentage of total revenues are primarily attributable to greater compensation costs as a result of increased headcount. The increased headcount in our research organization was primarily attributable to the acquisition of Giga, which provided for an additional 91 research personnel at the time of acquisition.

     SELLING AND MARKETING

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                    -------------   ABSOLUTE   PERCENTAGE
                                                    2002    2003    INCREASE    INCREASE
                                                    -----   -----   --------   ----------
Selling and marketing expenses (in millions)......  $30.7   $41.0    $10.3         34%
Selling and marketing expenses as a percentage of
  total revenues..................................     31%     32%       1%        --

     The increase in selling and marketing expenses and selling and marketing expenses as a percentage of total revenues is primarily attributable to greater compensation costs as a result of increased headcount. The increased headcount in our sales organization is primarily attributable to the acquisition of Giga, which provided for an additional 82 sales personnel at the time of acquisition.

     GENERAL AND ADMINISTRATIVE

                                                    YEAR ENDED
                                                   DECEMBER 31,     ABSOLUTE    PERCENTAGE
                                                   -------------    INCREASE     INCREASE
                                                   2002    2003    (DECREASE)   (DECREASE)
                                                   -----   -----   ----------   ----------
General and administrative expenses (in
  millions)......................................  $12.7   $14.7      $2.0          16%
General and administrative expenses as a
  percentage of total revenues...................     13%     12%       (1)%        --

     The increase in general and administrative expenses is primarily due to greater compensation costs and professional fees as a result of the Giga acquisition. The decrease in general and administrative expenses as a percentage of revenues is primarily attributable to an increased revenue base as a result of the acquisition of Giga.

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

     REORGANIZATION COSTS. During 2003, reorganization costs of $2.6 million related to severance and related benefits costs in connection with the termination of approximately 30 positions, as well as revisions to the lease loss estimates related to prior reorganizations. During 2002, reorganization costs of $12.2 million related to facility consolidation costs, severance and related benefits costs in connection with the termination of approximately 147 positions, and losses incurred in the disposal of certain depreciable assets.

     OTHER INCOME, NET. Other income, net decreased 38% to $3.4 million in 2003 from $5.5 million in 2002. Other income, net consists primarily of interest income. The decrease in other income, net is primarily due to declines in interest income resulting from lower cash and investment balances available for investment as a result of the cash paid for the acquisition of Giga, coupled with lower returns on invested capital.

     GAINS ON SALES OF MARKETABLE SECURITIES. In 2003, gains of $509,000 resulted from the sale of debt securities.

     IMPAIRMENTS (GAINS) FROM NON-MARKETABLE INVESTMENTS. Impairments of non-marketable investments resulted in net charges of $2.4 million during 2003 compared to $4.1 million during 2002.

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

                                                                     THREE MONTHS ENDED
                                    -------------------------------------------------------------------------------------
                                    MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                      2003       2003       2003       2003       2004       2004       2004       2004
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Research services.................  $18,506    $25,865    $23,798    $24,120    $22,989    $23,046    $23,544    $24,768
Advisory services and other.......    5,976      8,113      8,410     11,211      8,740     11,875     10,335     13,182
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Total revenues..................   24,482     33,978     32,208     35,331     31,729     34,921     33,879     37,950
Cost of services and
  fulfillment.....................    9,525     14,330     12,525     13,667     13,139     14,377     13,266     13,905
Selling and marketing.............    7,752     11,022     10,749     11,494     11,060     11,605     11,036     13,166
General and administrative........    3,277      3,781      3,927      3,689      3,411      3,985      4,291      4,677
Depreciation and amortization.....    1,693      1,839      1,520      1,204      1,031      1,026        744        890
Amortization of intangible
  assets..........................      924      2,608      2,608      2,638      2,344      1,384      1,384      1,349
Reorganization costs..............       --         --      1,230      1,364      1,957      6,794         --       (355)
Integration costs.................       31        740        167        117         --         --         --         --
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) from operations...    1,280       (342)      (518)     1,158     (1,213)    (4,250)     3,158      4,318
Other income, net.................    1,086        819        787        751        826        662        680        699
Gains on sales of marketable
  securities......................      509         --         --         --         --         --        678        394
(Impairments) gains from non-
  marketable investments..........     (300)      (272)        --     (1,782)        --         57        313        (89)
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) before income tax
    provision (benefit)...........    2,575        205        269        127       (387)    (3,531)     4,829      5,322
Income tax provision (benefit)....      798         64         83         40       (130)    (1,183)     1,618      1,796
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Net income (loss)...............  $ 1,777    $   141    $   186    $    87    $  (257)   $(2,348)   $ 3,211    $ 3,526
                                    =======    =======    =======    =======    =======    =======    =======    =======
Basic net income (loss) per common
  share...........................  $  0.08    $  0.01    $  0.01    $  0.00    $ (0.01)   $ (0.11)   $  0.15    $  0.16
                                    =======    =======    =======    =======    =======    =======    =======    =======
Diluted net income (loss) per
  common share....................  $  0.08    $  0.01    $  0.01    $  0.00    $ (0.01)   $ (0.11)   $  0.14    $  0.16
                                    =======    =======    =======    =======    =======    =======    =======    =======

                                                                   AS A PERCENTAGE OF REVENUES
                                      -------------------------------------------------------------------------------------
                                      MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                        2003       2003       2003       2003       2004       2004       2004       2004
                                      --------   --------   --------   --------   --------   --------   --------   --------
Research services...................    76%         76%        74%        68%       72%        66%         69%        65%
Advisory services and other.........     24         24         26         32         28         34         31         35
                                        ---        ---        ---        ---        ---        ---        ---        ---
Total revenues......................    100        100        100        100        100        100        100        100
Cost of services and fulfillment....     39         42         39         39         41         41         39         37
Selling and marketing...............     32         32         33         33         35         33         33         35
General and administrative..........     13         11         12         10         11         11         13         12
Depreciation and amortization.......      7          5          5          3          3          3          2          2
Amortization of intangible assets...      4          8          8          7          8          4          4          4
Reorganization costs................     --         --          4          4          6         19         --         (1)
Integration costs...................     --          2          1         --         --         --         --         --
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) from operations.....      5         (1)        (2)         3         (4)       (11)         9         11
Other income, net...................      4          3          2          2          3          1          2          2
Gains on sales of marketable
  investments.......................      2         --         --         --         --         --          2          1
(Impairments) gains from non-
  marketable investments............     --         (1)        --         (5)        --         --          1         --
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Income (loss) before income tax
    provision (benefit).............     11          1          1          0         (1)       (10)        14         14
Income tax provision (benefit)......      3         --         --          0         --         (3)         5          5
                                        ---        ---        ---        ---        ---        ---        ---        ---
  Net income (loss).................     7%          0%         1%         0%        (1)%       (7)%        9%         9%
                                        ===        ===        ===        ===        ===        ===        ===        ===

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during 2004, are annually renewable and are generally payable in advance. We generated cash from operating activities of $18.0 million during 2004 and $4.1 million during 2003. The increase in cash from operations is due to the acquisition of Giga during the first quarter of 2003, which amplified the effect of the seasonality of our business where the majority of our cash flows from operations are generated in the first quarter of each calendar year. We acquired Giga on February 28, 2003 and, as such, realized substantially less cash flow from operations in the first quarter of 2003 as compared to the first quarter of 2004.

     During 2004, we generated $9.0 million of cash from investing activities, consisting primarily of $176.5 million received from net sales of marketable securities, offset by $161.3 million for net purchases of non-marketable investments and $3.7 million for purchases of property and equipment. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

     In the first quarter of 2003, we acquired Giga pursuant to a cash tender offer and second step merger. The aggregate purchase price was $62,510,000 in cash.

     As part of the acquisition of Giga, we acquired an equity investment in GigaGroup. GigaGroup was created in 2000 through the spin-off of Giga's French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. In November 2003, we acquired the assets of GigaGroup for a total purchase price of $4.1 million, consisting of $2.9 million in cash, $118,000 of direct acquisition costs, $521,000 of outstanding accounts receivable due to us, and the contribution of the equity investment in GigaGroup valued at $619,000.

     In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over a period of up to five years. As of December 31, 2004, we had contributed approximately $17.9 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July, 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester's technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

     In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. As of December 31, 2004, we had contributed approximately $1.6 million to the annex fund. The timing of this additional investment is within the discretion of the fund.

     During 2004, we used $12.4 million of cash in financing activities, consisting of $17.8 million for repurchases of our common stock, offset by $54,000 in proceeds from the return in a structured stock repurchase program and $5.3 million in proceeds from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

     As of December 31, 2004, in connection with our stock repurchase program we had repurchased 3.1 million shares of common stock at an aggregate cost of approximately $50.1 million. In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program.

     During the three months ended March 31, 2004, we entered into a structured stock repurchase agreement giving us the right to acquire shares of our common stock in exchange for an up-front net payment of $1.5 million. The $1.5 million up-front net payment was recorded in stockholders' equity as a reduction of additional paid-in capital. Upon expiration of this agreement in May 2004, we received approximately $1.6 million in cash which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet.

     During the three month period ended December 31, 2003, we entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, we received 119,000 shares which was recorded as treasury stock. During each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, we entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, we received approximately $2.1 million of cash. During each of the three month periods ended September 30, 2002 and December 31, 2002, we entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, in 2002 and 2003, respectively, Forrester received 143,524 and 144,291 shares, respectively, which were recorded as treasury stock.

     As of December 31, 2004, we had cash and cash equivalents of $37.3 million and marketable securities of $90.1 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

     As of December 31, 2004, we had future contractual obligations as follows for operating leases:

                                                       FUTURE PAYMENTS BY YEAR
                                                           (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS            TOTAL     2005     2006     2007     2008     2009    THEREAFTER
-----------------------           -------   ------   ------   ------   ------   ------   ----------
Operating leases................  $47,165   $9,100   $7,205   $7,649   $6,315   $7,246     $9,650
                                  =======   ======   ======   ======   ======   ======     ======

---------------

* The above table does not include future minimum rentals to be received under subleases of $2.2 million. The above table also does not include the remaining $2.5 million of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.

     Accrued costs related to the reorganizations previously discussed are expected to be paid in the following years:

                                               2005     2006     2007    2008   2009   THEREAFTER
                                              ------   ------   ------   ----   ----   ----------
Workforce reduction.........................  $  442   $   --   $   --   $ --   $ --      $ --
Facility consolidation and other related
  costs.....................................   1,760    1,315    1,226    184    198       212
                                              ------   ------   ------   ----   ----      ----
Total.......................................  $2,202   $1,315   $1,226   $184   $198      $212
                                              ======   ======   ======   ====   ====      ====

     We do not maintain any off-balance sheet financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of this statement are effective for all employee equity awards granted on or after July 1, 2005 and to any unvested awards outstanding as of July 1, 2005. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on our results of operations. We are currently assessing the transition method we will use upon adoption.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial position and results of operations.

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

     Principal amounts by expected maturity in US dollars (dollars in thousands):

                                     FAIR VALUE AT   YEAR ENDING    YEAR ENDING    YEAR ENDING
                                     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         2004            2005           2006           2007
                                     -------------   ------------   ------------   ------------
Cash equivalents...................     $ 9,933        $ 9,933        $    --        $    --
Weighted average interest rate.....        1.90%          1.90%            --%            --%
Investments........................     $88,110        $25,112        $35,458        $27,540
Weighted average interest rate.....        3.18%          2.88%          3.22%          3.41%
Total portfolio....................     $98,043        $35,045        $35,458        $27,540
Weighted average interest rate.....        3.05%          2.60%          3.22%          3.41%

     FOREIGN CURRENCY EXCHANGE. We invoice our United Kingdom customers in pound sterling, the functional currency of our London subsidiary; our continental European customers in euros, the functional currency of our Amsterdam subsidiary and all other international customers in U.S. dollars. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2004, the total assets related to non-US dollar denominated currencies were approximately $22.9 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index to Financial Statements are filed as a part of this 2004 Annual Report on Form 10-K under
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                            FORRESTER RESEARCH, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Reports of Independent Registered Public Accounting Firms...  F-1, F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Income...........................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 7, 2004, our Audit Committee of the Board of Directors dismissed Deloitte & Touche LLP ("Deloitte") as Forrester's independent auditor and approved the selection of BDO Seidman, LLP to serve as Forrester's independent auditor for the fiscal year ended December 31, 2004.

     Deloitte's reports on our consolidated financial statements for each of the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Deloitte's reports contained explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations. During the years ended December 31, 2003 and December 31, 2002 and through the date hereof, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Deloitte with a copy of the foregoing disclosures. A letter from Deloitte addressed to the Securities and Exchange Commission is included as
Exhibit 16 to this 2004 Annual Report on Form 10-K and states that Deloitte agrees with such disclosure.

     During the years ended December 31, 2003 and December 31, 2002 and through April 7, 2004 (the date BDO Seidman, LLP was appointed), we did not consult BDO Seidman, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

     We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forrester Research, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Forrester Research, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Forrester Research, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, and our report dated March 14, 2005 expressed an unqualified opinion.

                                          /s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 14, 2005

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2004 Annual Report on Form 10-K under the section captioned "Executive Officers". The information set forth under the sections captioned "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders for the year ended December 31, 2004 (the "2004 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" of the 2004 Proxy Statement, except for the Report of the Compensation Committee is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners of our common stock and security ownership of our management may be found under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, and is incorporated herein by reference. The information relating to the compensation plans under which our equity securities are authorized for issuance may be found under the section captioned "Equity Compensation Plan Information" in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item may be found under the section captioned "Independent Auditors Fees and Matters" in the 2004 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The financial statements filed as part of this report are listed at Page F-1 and indexed on Page 30.

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

Date: March 14, 2005

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

                    SIGNATURE                             CAPACITY IN WHICH SIGNED             DATE
                    ---------                             ------------------------             ----

/s/ GEORGE F. COLONY                                 Chairman of the Board and Chief      March 14, 2005
------------------------------------------------     Executive Officer (principal
George F. Colony                                     executive officer)


/s/ WARREN HADLEY                                    Chief Financial Officer (principal   March 14, 2005
------------------------------------------------     financial and accounting officer)
Warren Hadley


/s/ HENK W. BROEDERS                                 Member of the Board of Directors     March 14, 2005
------------------------------------------------
Henk W. Broeders


/s/ ROBERT M. GALFORD                                Member of the Board of Directors     March 14, 2005
------------------------------------------------
Robert M. Galford


/s/ GEORGE R. HORNIG                                 Member of the Board of Directors     March 14, 2005
------------------------------------------------
George R. Hornig


/s/ MICHAEL H. WELLES                                Member of the Board of Directors     March 14, 2005
------------------------------------------------
Michael H. Welles

            FINANCIAL STATEMENTS -- REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheet of Forrester Research, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005 expressed an unqualified opinion.

                                          /s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 14, 2005

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forrester Research, Inc.:

     We have audited the accompanying consolidated balance sheet of Forrester Research, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2004
(March 14, 2005 with respect to Note 13)

                            FORRESTER RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2004
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 22,385   $ 37,328
  Marketable securities (Note 5)............................   104,348     90,112
  Accounts receivable, net of allowance for doubtful
     accounts of $1,409 and $1,017 in 2003 and 2004,
     respectively (Note 14).................................    40,013     39,210
  Deferred commissions......................................     5,999      6,834
  Prepaid expenses and other current assets.................     7,079      5,509
                                                              --------   --------
       Total current assets.................................   179,824    178,993
                                                              --------   --------
LONG-TERM ASSETS:
  Property and equipment, net (Note 14).....................     8,266      6,410
  Goodwill, net (Note 3)....................................    57,006     52,875
  Deferred income taxes (Note 7)............................    40,159     42,860
  Intangible assets, net (Note 3)...........................    13,456      6,992
  Non-marketable investments (Note 6).......................    10,284     13,430
  Other assets..............................................     1,980      1,312
                                                              --------   --------
       Total long-term assets...............................   131,151    123,879
                                                              --------   --------
       Total assets.........................................  $310,975   $302,872
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,566   $  3,741
  Accrued expenses (Note 14)................................    31,457     26,928
  Deferred revenue..........................................    68,630     72,357
                                                              --------   --------
       Total current liabilities............................   102,653    103,026
                                                              --------   --------
COMMITMENTS (NOTES 8 AND 11)
STOCKHOLDERS' EQUITY (NOTE 9):
  Preferred stock, $.01 par value
     Authorized -- 500 shares
     Issued and outstanding -- none.........................        --         --
  Common stock, $.01 par value
     Authorized -- 125,000 shares
     Issued -- 24,355 and 24,729 shares in 2003 and 2004,
      respectively
     Outstanding -- 22,461 and 21,684 shares in 2003 and
      2004, respectively....................................       243        247
  Additional paid-in capital................................   172,523    180,310
  Retained earnings.........................................    66,945     71,077
  Treasury stock -- 1,894 and 3,045 shares in 2003 and 2004,
     respectively, at cost..................................   (30,300)   (50,056)
  Accumulated other comprehensive loss......................    (1,089)    (1,732)
                                                              --------   --------
       Total stockholders' equity...........................   208,322    199,846
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $310,975   $302,872
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2003       2004
                                                              -------   --------   --------
REVENUES:
  Research services.........................................  $70,955   $ 92,289   $ 94,347
  Advisory services and other...............................   25,981     33,710     44,132
                                                              -------   --------   --------
     Total revenues.........................................   96,936    125,999    138,479
                                                              -------   --------   --------
OPERATING EXPENSES:
  Cost of services and fulfillment..........................   34,026     50,047     54,687
  Selling and marketing.....................................   30,745     41,017     46,867
  General and administrative................................   12,732     14,674     16,364
  Depreciation and amortization.............................    8,078      6,256      3,691
  Amortization of intangible assets (Note 3)................      328      8,778      6,461
  Reorganization costs (Note 4).............................   12,170      2,594      8,396
  Integration costs.........................................       --      1,055         --
                                                              -------   --------   --------
     Total operating expenses...............................   98,079    124,421    136,466
                                                              -------   --------   --------
     (Loss) income from operations..........................   (1,143)     1,578      2,013
Other income, net...........................................    5,539      3,443      2,867
Gains on sales of marketable securities (Note 5)............       --        509      1,072
(Impairments) gains from non-marketable investments (Note
  6)........................................................   (4,118)    (2,354)       281
                                                              -------   --------   --------
     Income before income tax provision.....................      278      3,176      6,233
Income tax (benefit) provision (Note 7).....................     (311)       985      2,101
                                                              -------   --------   --------
     Net income.............................................  $   589   $  2,191   $  4,132
                                                              =======   ========   ========
Basic net income per common share...........................  $  0.03   $   0.10   $   0.19
                                                              =======   ========   ========
Diluted net income per common share.........................  $  0.02   $   0.10   $   0.18
                                                              =======   ========   ========
Basic weighted average common shares outstanding............   23,189     22,555     22,024
                                                              =======   ========   ========
Diluted weighted average common shares outstanding..........   23,653     22,837     22,442
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                         COMMON STOCK                                  TREASURY STOCK          OTHER
                                     --------------------   ADDITIONAL              --------------------   COMPREHENSIVE
                                     NUMBER OF   $.01 PAR    PAID-IN     RETAINED   NUMBER OF                 INCOME
                                      SHARES      VALUE      CAPITAL     EARNINGS    SHARES       COST        (LOSS)
                                     ---------   --------   ----------   --------   ---------   --------   -------------
Balance, December 31, 2001.........   23,053       $230      $156,043    $64,165         --           --      $   (40)
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      924          9        12,880         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       68          1         1,012         --         --           --           --
 Purchase of common stock..........       --         --            --         --      1,204      (20,085)          --
 Structured stock repurchases,
   net.............................       --         --        (2,000)        --         --           --           --
 Net income........................       --         --            --        589         --           --           --
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       --         --            --         --         --           --        1,360
 Cumulative translation
   adjustment......................       --         --            --         --         --           --         (296)
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2002.........   24,045        240       167,935     64,754      1,204      (20,085)       1,024
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      242          3         3,338         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       68         --           958         --         --           --           --
 Purchase of common stock..........       --         --            --         --        690      (10,215)          --
 Structured stock repurchases,
   net.............................       --         --           292         --         --           --           --
 Net income........................       --         --            --      2,191         --           --           --
 Unrealized loss on marketable
   securities, net of tax
   provision.......................       --         --            --         --         --           --         (693)
 Cumulative translation
   adjustment......................       --         --            --         --         --           --       (1,420)
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2003.........   24,355       $243      $172,523    $66,945      1,894     $(30,300)     $(1,089)
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      291          4         4,437         --         --           --           --
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       83         --         1,296         --         --           --           --
 Purchase of common stock..........       --         --            --         --      1,032      (17,756)          --
 Structured stock repurchases,
   net.............................       --         --         2,054         --        119       (2,000)          --
 Net income........................       --         --            --      4,132         --           --           --
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       --         --            --         --         --           --          235
 Cumulative translation
   adjustment......................       --         --            --         --         --           --         (878)
                                      ------       ----      --------    -------      -----     --------      -------
     Total comprehensive income....
Balance, December 31, 2004.........   24,729       $247      $180,310    $71,077      3,045     $(50,056)     $(1,732)
                                      ======       ====      ========    =======      =====     ========      =======


                                         TOTAL
                                     STOCKHOLDERS'   COMPREHENSIVE
                                        EQUITY          INCOME
                                     -------------   -------------
Balance, December 31, 2001.........    $220,398
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................      12,889
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       1,013
 Purchase of common stock..........     (20,085)
 Structured stock repurchases,
   net.............................      (2,000)
 Net income........................         589         $   589
 Unrealized gain on marketable
   securities, net of tax
   provision.......................       1,360           1,360
 Cumulative translation
   adjustment......................        (296)           (296)
                                       --------         -------
     Total comprehensive income....                     $ 1,653
                                                        =======
Balance, December 31, 2002.........     213,868
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................       3,341
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........         958
 Purchase of common stock..........     (10,215)
 Structured stock repurchases,
   net.............................         292
 Net income........................       2,191         $ 2,191
 Unrealized loss on marketable
   securities, net of tax
   provision.......................        (693)           (693)
 Cumulative translation
   adjustment......................      (1,420)         (1,420)
                                       --------         -------
     Total comprehensive income....                     $    78
                                                        =======
Balance, December 31, 2003.........    $208,322
 Issuance of common stock under
   stock option plans, including
   tax benefit.....................       4,441
 Issuance of common stock under
   employee stock purchase plan,
   including tax benefit...........       1,296
 Purchase of common stock..........     (17,756)
 Structured stock repurchases,
   net.............................          54
 Net income........................       4,132         $ 4,132
 Unrealized gain on marketable
   securities, net of tax
   provision.......................         235             235
 Cumulative translation
   adjustment......................        (878)           (878)
                                       --------         -------
     Total comprehensive income....                     $ 3,489
                                                        =======
Balance, December 31, 2004.........    $199,846
                                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2003        2004
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $     589   $   2,191   $   4,132
  Adjustments to reconcile net income to net cash provided
    by operating activities --
    Depreciation and amortization...........................      8,078       6,256       3,691
    Amortization of intangible assets.......................        328       8,778       6,461
    Impairments (gains) from non-marketable investments
      (Note 6)..............................................      4,118       2,354        (281)
    Realized gains on sales of marketable securities........         --        (509)     (1,072)
    Tax benefit from exercises of employee stock options....      2,618         527         411
    Deferred income taxes...................................     (2,243)       (128)       (158)
    Loss on disposals of property and equipment.............         92          --          --
    Non-cash reorganization costs (Note 4)..................      3,629          --       1,558
    Increase in provision for doubtful accounts.............        246          --         309
    Amortization of premium on marketable securities........      1,053         832         924
    Changes in assets and liabilities, net of
      acquisitions --
      Accounts receivable...................................      6,608     (11,044)      1,283
      Deferred commissions..................................        920      (2,426)       (835)
      Prepaid expenses and other current assets.............        (70)        559       1,763
      Accounts payable......................................     (1,194)       (530)      1,152
      Accrued expenses......................................     (1,476)     (1,741)     (3,564)
      Deferred revenue......................................    (17,735)     (1,004)      2,232
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........      5,561       4,115      18,006
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash paid in acquisitions (Note 2)....................         --     (59,964)         --
  Purchases of property and equipment.......................     (1,031)     (1,441)     (3,664)
  Purchases of non-marketable investments (Note 6)..........     (4,775)     (3,250)     (3,613)
  Decrease (increase) in other assets.......................         61      (1,315)      1,081
  Purchases of marketable securities........................   (261,530)   (184,151)   (161,344)
  Proceeds from sales and maturities of marketable
    securities..............................................    266,324     263,093     176,509
                                                              ---------   ---------   ---------
      Net cash (used in) provided by investing activities...       (951)     12,972       8,969
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock under stock option
    plans and employee stock purchase plan..................     11,284       3,772       5,279
  Repurchase of common stock................................    (20,085)     (8,215)    (17,756)
  Structured stock repurchases, net.........................     (2,000)     (1,708)         54
                                                              ---------   ---------   ---------
      Net cash used in financing activities.................    (10,801)     (6,151)    (12,423)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (77)        (30)        391
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (6,268)     10,906      14,943
Cash and cash equivalents, beginning of year................     17,747      11,479      22,385
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  11,479   $  22,385   $  37,328
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $   2,904   $     968   $   1,265
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FORRESTER RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS

     Forrester Research, Inc. ("Forrester" or the "Company") is an independent technology research company that conducts research and provides pragmatic and forward-thinking advice about technology's impact on business. Forrester's products and services are targeted to senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with Forrester to align their technology investments with their business goals.

 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Forrester and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

 MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

 CASH, CASH EQUIVALENTS, AND MARKETABLE INVESTMENTS

     Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Forrester accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Forrester continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

 CONCENTRATIONS OF CREDIT RISK

     Forrester has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, marketable securities, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 10% of revenues or accounts receivable in any of the periods presented.

                            FORRESTER RESEARCH, INC.

 DEFERRED COMMISSIONS

     Commissions incurred in acquiring new or renewing existing contracts are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

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

 ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss as of December 31, 2003 and 2004 are as follows (in thousands):

                                                               2003      2004
                                                              -------   -------
Unrealized gain on marketable securities, net of taxes......  $   964   $ 1,199
Cumulative translation adjustment...........................   (2,053)   (2,931)
                                                              -------   -------
Total accumulated other comprehensive loss..................  $(1,089)  $(1,732)
                                                              =======   =======

 REVENUE RECOGNITION

     Forrester generates revenues from licensing research, performing advisory services and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory services are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. While historical business practice has been to offer contracts with a non-cancelable term, Forrester does from time to time, in response to competitive conditions, offer clients the right to cancel their contracts prior to the end of the contract term. For these cancelable contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue.

                            FORRESTER RESEARCH, INC.

 STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, require the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined for 2004 to continue to account for stock-based compensation for employees under Accounting Principles Board ("APB") Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying consolidated financial statements.

     If compensation cost for Forrester's stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 2002, 2003 and 2004 would have been approximately as follows (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2003      2004
                                                          -------   -------   -------
Net income as reported..................................  $   589   $ 2,191   $ 4,132
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards................................................   (8,546)   (6,874)   (7,163)
                                                          -------   -------   -------
Pro-forma net income (loss).............................  $(7,957)  $(4,683)  $(3,031)
                                                          =======   =======   =======
Basic net income per share -- as reported...............  $  0.03   $  0.10   $  0.19
Diluted net income per share -- as reported.............  $  0.02   $  0.10   $  0.18
Basic and diluted net loss per share -- pro-forma.......  $ (0.34)  $ (0.21)  $ (0.14)

     The assumptions underlying this computation are included in Note 10 to the consolidated financial statements.

 DEPRECIATION AND AMORTIZATION

     Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

                                                              ESTIMATED USEFUL LIFE
                                                              ----------------------
Computers and equipment.....................................       2 to 5 Years
Computer software...........................................         3 Years
Furniture and fixtures......................................         7 Years
Leasehold improvements......................................  Shorter of Life of the
                                                              Asset or Life of Lease

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

                            FORRESTER RESEARCH, INC.

 INCOME TAXES

     Forrester's provision (benefit) for income taxes is composed of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected enacted tax rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

     Basic and diluted weighted average common shares are as follows (in thousands):

                                                              2002     2003     2004
                                                             ------   ------   ------
Basic weighted average common shares outstanding...........  23,189   22,555   22,024
Weighted average common equivalent shares..................     464      282      418
                                                             ------   ------   ------
Diluted weighted average common shares outstanding.........  23,653   22,837   22,442
                                                             ======   ======   ======

     As of December 31, 2002, 2003 and 2004, options to purchase approximately 3,428,000, 1,980,000, and 3,391,000 shares of common stock, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of this statement are effective for all employee equity awards granted on or after July 1, 2005 and to any unvested awards outstanding as of July 1, 2005. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on Forrester's results of operations. Forrester is currently assessing the transition method to be used upon adoption.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on Forrester's financial position or results of operations.

                            FORRESTER RESEARCH, INC.

(2) ACQUISITIONS

 GIGA INFORMATION GROUP, INC.

     On February 28, 2003, Forrester acquired Giga Information Group, Inc. ("Giga"), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased the number of client companies. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of direct acquisition costs; and $1,182,000 for severance related to 27 employees of Giga terminated as a result of the acquisition. The results of Giga's operations have been included in Forrester's consolidated financial statements since February 28, 2003. Forrester elected to treat the acquisition of Giga as a stock purchase for income tax purposes and, accordingly, the goodwill and intangible assets are not deductible for income tax purposes.

     Integration costs related to the acquisition of Giga are primarily related to orientation events to familiarize Forrester and Giga employees and data migration. These are reflected as a separate component of income from operations.

     The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed.

                                                              FEBRUARY 28, 2003
                                                              -----------------
                                                               (IN THOUSANDS)
Assets:
  Cash......................................................       $ 5,302
  Accounts receivable.......................................        10,458
  Prepaid expenses and other current assets.................         1,396
  Property and equipment, net...............................         2,108
  Goodwill..................................................        39,883
  Intangible assets.........................................        19,484
  Deferred income taxes.....................................        18,666
  Non-marketable investments and other assets...............         1,366
                                                                   -------
     Total assets...........................................       $98,663
                                                                   -------

Liabilities:
  Accounts payable..........................................       $ 1,485
  Accrued expenses..........................................         9,655
  Capital lease obligations.................................           204
  Deferred revenue..........................................        24,809
                                                                   -------
  Total liabilities.........................................       $36,153
  Net assets acquired.......................................       $62,510
                                                                   =======

     The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

                                                              ASSIGNED   USEFUL
                                                               VALUE      LIFE
                                                              --------   -------
                                                                (IN THOUSANDS)
Amortized intangible assets:
Customer relationships......................................  $17,070    5 years
Research content............................................    1,844     1 year
Registered trademarks.......................................      570     1 year
                                                              -------
Subtotal....................................................  $19,484
                                                              =======

                            FORRESTER RESEARCH, INC.

     The weighted-average useful life of the total acquired intangible assets is 5 years. Amortization expense related to the identifiable intangible assets acquired from Giga was approximately $8,421,000 and $5,412,000 during the years ended December 31, 2003 and 2004, respectively.

     As of December 31, 2004, $27,613,000 of the goodwill from the acquisition was allocated to the North American reporting unit and $8,361,000 was allocated to the European reporting unit. As of December 31, 2003, $31,522,000 of the goodwill from the acquisition was allocated the North American reporting unit and $8,361,000 was allocated to the European reporting unit. In 2004, Forrester recognized $3,818,000 of deferred tax assets related to the acquisition which reduced the original goodwill which was allocated to the North American reporting unit.

     The following table presents pro forma financial information as if the acquisition of Giga had been completed as of January 1, 2002.

                                                                 2002          2003
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $160,096      $136,573
(Loss) income from operations...............................   $ (8,036)     $  1,135
Net (loss) income...........................................   $ (4,822)     $    705
Basic net (loss) income per common share....................   $  (0.21)     $   0.03
Diluted net (loss) income per common share..................   $  (0.21)     $   0.03

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

                            FORRESTER RESEARCH, INC.

     The following table summarizes the estimated fair values of the GigaGroup assets acquired and liabilities assumed which reflects the final allocation of purchase price in 2004.

                                                               NOVEMBER 30,
                                                                   2003
                                                              --------------
                                                              (IN THOUSANDS)
                                                              --------------
Assets:
  Accounts receivable.......................................      $  615
  Goodwill..................................................       3,657
  Intangible assets.........................................       1,990
  Other assets..............................................          91
                                                                  ------
     Total assets...........................................      $6,353
                                                                  ------
Liabilities:
  Accrued expenses..........................................      $1,172
  Deferred revenue..........................................       1,057
                                                                  ------
     Total liabilities......................................      $2,229
                                                                  ------
Net assets acquired.........................................      $4,124
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
                                                               ======

     Amortization expense related to the identifiable intangible asset acquired from GigaGroup was approximately $80,000 and $922,000 during the years ended December 31, 2003 and 2004, respectively.

     The goodwill of $3,879,000 and $3,657,000 as of December 31, 2003 and 2004,
respectively, was allocated to the European reporting unit.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester adopted SFAS No. 142 effective January 1, 2002. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, Forrester was required to perform an assessment whether there was an indication that goodwill was impaired as of the date of adoption. Through an independently obtained appraisal, it was determined that the carrying amount of goodwill did not exceed fair value and as a result no transitional impairment loss existed. Forrester has selected November 30th as its date of performing the annual goodwill impairment test. Forrester compared each reporting unit's carrying value to its estimated fair value as of November 30, 2004 and determined that no impairment of its goodwill had occurred.

                            FORRESTER RESEARCH, INC.

     A summary of Forrester's intangible assets as of December 31, 2003 and 2004 is as follows:

                                                               DECEMBER 31, 2003
                                                    ---------------------------------------
                                                     GROSS                           NET
                                                    CARRYING      ACCUMULATED      CARRYING
                                                     AMOUNT      AMORTIZATION       AMOUNT
                                                    --------   -----------------   --------
                                                                (IN THOUSANDS)
Amortizable intangible assets:
  Customer base...................................  $19,960         $6,906         $13,054
  Research content................................    2,444          2,137             307
  Trademarks......................................      570            475              95
                                                    -------         ------         -------
     Total........................................  $22,974         $9,518         $13,456
                                                    =======         ======         =======

                                                               DECEMBER 31, 2004
                                                    ---------------------------------------
                                                     GROSS                           NET
                                                    CARRYING      ACCUMULATED      CARRYING
                                                     AMOUNT      AMORTIZATION       AMOUNT
                                                    --------   -----------------   --------
                                                                (IN THOUSANDS)
Amortizable intangible assets:
  Customer base...................................  $19,960         $12,968         $6,992
  Research content................................    2,444           2,444             --
  Trademarks......................................      570             570             --
                                                    -------         -------         ------
     Total........................................  $22,974         $15,982         $6,992
                                                    =======         =======         ======

     Amortization expense related to identifiable intangible assets was approximately $328,000, $8,778,000 and $6,461,000 during the years ended December 31, 2002, 2003 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

                                                                 AMOUNTS
                                                              --------------
                                                              (IN THOUSANDS)
Year ending December 31, 2005...............................       3,494
Year ending December 31, 2006...............................       2,062
Year ending December 31, 2007...............................       1,228
Year ending December 31, 2008...............................         208
                                                                  ------
Total.......................................................      $6,992
                                                                  ======

(4) REORGANIZATIONS

  JANUARY 28, 2004 REORGANIZATION

     On January 28, 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup's operations. As a result, Forrester recorded an initial reorganization charge of approximately $9.1 million in the year ended December 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements and furniture and fixtures, and other payments for professional services incurred in connection with the reorganization.

                            FORRESTER RESEARCH, INC.

     The costs related to the January 28, 2004 reorganization are as follows:

                                                                   2004     ACCRUED AS OF
                                             TOTAL    NON-CASH     CASH     DECEMBER 31,
                                             CHARGE   CHARGES    PAYMENTS       2004
                                             ------   --------   --------   -------------
                                                            (IN THOUSANDS)
Workforce reduction........................  $2,510    $   --     $2,068       $  442
Facility consolidation and other related
  costs....................................  4,693       (303)       778        4,218
Depreciable assets.........................  1,861      1,861         --           --
                                             ------    ------     ------       ------
Total......................................  $9,064    $1,558     $2,846       $4,660
                                             ======    ======     ======       ======

     The accrued costs related to the January 28, 2004 reorganization are expected to be paid in the following periods:

                                                                                         ACCRUED AS OF
                                                                                         DECEMBER 31,
                                    2005     2006     2007    2008   2009   THEREAFTER       2004
                                   ------   ------   ------   ----   ----   ----------   -------------
                                                             (IN THOUSANDS)
Workforce reduction..............  $  442   $   --   $   --   $ --   $ --      $ --         $  442
Facility consolidation and other
  related costs..................   1,158    1,240    1,226    184    198       212          4,218
                                   ------   ------   ------   ----   ----      ----         ------
Total............................  $1,600   $1,240   $1,226   $184   $198      $212         $4,660
                                   ======   ======   ======   ====   ====      ====         ======

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

     The costs related to the August 5, 2003 reorganization are as follows:

                                                         TOTAL      2003     ACCRUED AS OF
                                                        INITIAL     CASH     DECEMBER 31,
                                                        CHARGE    PAYMENTS       2003
                                                        -------   --------   -------------
                                                                  (IN THOUSANDS)
Workforce reduction...................................  $1,230     $1,060        $170

     The remaining liabilities associated with the August 5, 2003 reorganization were paid in 2004 and accordingly there was no accrual remaining at December 31, 2004.

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

     Total costs related to the July 24, 2002 reorganization are as follows:

                                               TOTAL                 2002     ACCRUED AS OF
                                              INITIAL   NON-CASH     CASH     DECEMBER 31,
                                              CHARGE    CHARGES    PAYMENTS       2002
                                              -------   --------   --------   -------------
                                                             (IN THOUSANDS)
Workforce reduction.........................  $  908      $ --      $  857        $ 51
Facility consolidation and other related
  costs.....................................     889        --         228         661
Depreciable assets..........................     766       766          --          --
                                              ------      ----      ------        ----
Total.......................................  $2,563      $766      $1,085        $712
                                              ======      ====      ======        ====

                                         ACCRUED AS OF     2003        2003      ACCRUED AS OF
                                         DECEMBER 31,      CASH     SUBSEQUENT   DECEMBER 31,
                                             2002        PAYMENTS    REVISION        2003
                                         -------------   --------   ----------   -------------
                                                            (IN THOUSANDS)
Workforce reduction....................      $ 51          $ 51        $ --          $ --
Facility consolidation and other
  related costs........................       661           206         269           724
                                             ----          ----        ----          ----
Total..................................      $712          $257        $269          $724
                                             ====          ====        ====          ====

                                                    ACCRUED AS OF     2004     ACCRUED AS OF
                                                    DECEMBER 31,      CASH     DECEMBER 31,
                                                        2003        PAYMENTS       2004
                                                    -------------   --------   -------------
                                                                 (IN THOUSANDS)
Workforce reduction...............................      $ --          $ --         $ --
Facility consolidation and other related costs....       724           485          239
                                                        ----          ----         ----
Total.............................................      $724          $485         $239
                                                        ====          ====         ====

     The accrued costs related to the July 24, 2002 reorganization are expected to be paid in the following periods:

                                                                           ACCRUED AS OF
                                                                           DECEMBER 31,
                                                             2005   2006       2004
                                                             ----   ----   -------------
                                                                   (IN THOUSANDS)
Facility consolidation and other related costs.............  $164   $75        $239

  JANUARY 10, 2002 REORGANIZATION

     On January 10 2002, Forrester announced a reduction of its work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, Forrester recorded an initial reorganization charge of approximately $9.3 million in the three months ended March 31, 2002. Approximately 39% of the terminated employees were members of the sales force, while 33% and 28% held research and administrative roles, respectively. The initial charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

     During the three months ended September 30, 2002, Forrester revised the estimates of the January 2002 reorganization charge to provide for additional losses for office consolidation costs and the write-off of related

                            FORRESTER RESEARCH, INC.

leasehold improvements due to deteriorating real estate market conditions. As a result, Forrester recorded an additional reorganization charge during the three months ended September 30, 2002 of approximately $593,000. Forrester also concluded that approximately $74,000 of the initial reorganization charge associated with severance was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during the three months ended September 30, 2002.

     In 2003, Forrester revised the estimates of the January 2002 reorganization charge to provide for additional losses for office consolidation costs due to the continued deteriorating real estate market conditions resulting in an additional reorganization charge of $1.1 million.

     In 2004, Forrester concluded that approximately $668,000 of the initial reorganization charge associated with contractual lease commitments for space that was vacated was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during the year ended December 31, 2004.

     Total costs related to the January 10, 2002 reorganization are as follows:

                                    TOTAL       2002                            ACCRUED AS OF
                                   INITIAL   SUBSEQUENT   NON-CASH     CASH     DECEMBER 31,
                                   CHARGE     REVISION    CHARGES    PAYMENTS       2002
                                   -------   ----------   --------   --------   -------------
                                                         (IN THOUSANDS)
Workforce reduction..............  $3,545       $(74)      $   --     $3,471       $   --
Facility consolidation and other
  related costs..................   2,934        502           --        598        2,838
Depreciable assets...............   2,772         91        2,863         --           --
                                   ------       ----       ------     ------       ------
Total............................  $9,251       $519       $2,863     $4,069       $2,838
                                   ======       ====       ======     ======       ======

                                         ACCRUED AS OF     2003        2003      ACCRUED AS OF
                                         DECEMBER 31,      CASH     SUBSEQUENT   DECEMBER 31,
                                             2002        PAYMENTS    REVISION        2003
                                         -------------   --------   ----------   -------------
                                                            (IN THOUSANDS)
Facility consolidation and other
  related costs........................     $2,838        $1,356      $1,095        $2,577

                                         ACCRUED AS OF     2004        2004      ACCRUED AS OF
                                         DECEMBER 31,      CASH     SUBSEQUENT   DECEMBER 31,
                                             2003        PAYMENTS    REVISION        2004
                                         -------------   --------   ----------   -------------
                                                            (IN THOUSANDS)
Facility consolidation and other
  related costs........................     $2,577        $1,471      $(668)         $438

     The accrued costs related to the January 10, 2002 reorganization are expected to be paid in 2005.

  JULY 12, 2001 REORGANIZATION

     On July 12, 2001, Forrester announced a sales force reorganization and general work force reduction in response to conditions and demands of the market and a slower economy. As a result, Forrester reduced its work force by 111 positions, closed sales offices in Atlanta, Los Angeles, Melbourne, New York, and Zurich, and recorded a reorganization charge of approximately $3.1 million during the year ended December 31, 2001. During the three months ended March 31, 2002, management concluded that approximately $163,000 of the reorganization charge was excess, and accordingly, reversed that amount through reorganization costs in the statement of income during that period. All liabilities associated with the July 12, 2001 reorganization were paid in 2001 or 2002, accordingly, there was no accrual remaining at December 31, 2004.

(5) MARKETABLE SECURITIES

     Forrester's available-for-sale securities at December 31, 2004 consist of $88.1 million of investments in debt securities consisting of federal obligations, state and municipal bonds and corporate bonds and

                            FORRESTER RESEARCH, INC.

$2.0 million in equity securities. All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss).

     The aggregate market value, amortized cost, unrealized gains and unrealized losses of the investments in federal obligations, state and municipal bonds and corporate bonds, are as follows (in thousands):

                                                        AS OF DECEMBER 31, 2003
                                             ----------------------------------------------
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                              VALUE       COST        GAINS        LOSSES
                                             --------   ---------   ----------   ----------
Federal agency obligations.................  $ 11,530   $ 11,583      $  294        $347
State and municipal bonds..................    36,640     36,308         344           7
Corporate bonds............................    56,178     55,499         692          12
                                             --------   --------      ------        ----
                                             $104,348   $103,384      $1,330        $366
                                             ========   ========      ======        ====

                                                         AS OF DECEMBER 31, 2004
                                              ---------------------------------------------
                                              MARKET    AMORTIZED   UNREALIZED   UNREALIZED
                                               VALUE      COST        GAINS        LOSSES
                                              -------   ---------   ----------   ----------
Federal agency obligations..................  $13,320    $13,510       $ --         $190
State and municipal bonds...................   36,841     36,779        121           59
Corporate bonds.............................   37,949     37,701        362          114
                                              -------    -------       ----         ----
                                              $88,110    $87,990       $483         $363
                                              =======    =======       ====         ====

     The following table summarizes the maturity periods of the federal obligations, state and municipal bonds and corporate bonds as of December 31, 2004:

                                                  2005      2006      2007      TOTAL
                                                 -------   -------   -------   -------
Federal agency obligations.....................  $    --   $10,342   $ 2,978   $13,320
State and municipal bonds......................   21,946     7,569     7,326    36,841
Corporate obligations..........................    3,165    17,548    17,236    37,949
                                                 -------   -------   -------   -------
                                                 $25,111   $35,459   $27,540   $88,110
                                                 =======   =======   =======   =======

     The following table shows the gross unrealized losses and market value of Forrester's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position:

                                                         AS OF DECEMBER 31, 2004
                                               -------------------------------------------
                                               LESS THAN 12 MONTHS    12 MONTHS OR GREATER
                                               --------------------   --------------------
                                               MARKET    UNREALIZED   MARKET    UNREALIZED
                                                VALUE      LOSSES      VALUE      LOSSES
                                               -------   ----------   -------   ----------
Federal agency obligations...................  $ 2,978      $ 22      $10,341      $168
State and municipal bonds....................    7,418        46        1,010        13
Corporate bonds..............................    8,603        89        4,661        25
                                               -------      ----      -------      ----
                                               $18,999      $157      $16,012      $206
                                               =======      ====      =======      ====

     The unrealized losses in all investment types were caused by increasing market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

                            FORRESTER RESEARCH, INC.

     Gross realized losses on sales of the federal obligations, state and municipal bonds and corporate bonds for the year ended December 31, 2002 which were calculated based on specific identification, were approximately $287,000. Gross realized gains on sales of the federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2003 which were calculated based on specific identification were approximately $509,000.

     Forrester owns common stock of Greenfield Online, Inc. ("Greenfield"), an Internet-based market research firm. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares for which Forrester received net proceeds of approximately $256,000. In December 2004, Forrester sold approximately 26,000 shares and received net proceeds of approximately $445,000. Accordingly, in the year ended December 31, 2004, Forrester recognized a gain of approximately $1.1 million related to these sales. As of December 31, 2004, the fair value of this investment is approximately $2.0 million.

(6) NON-MARKETABLE INVESTMENTS

     At December 31, 2003 and 2004, the carrying value of non-marketable investments is as follows (in thousands):

                                                               2003      2004
                                                              -------   -------
Private equity funds........................................  $ 9,354   $12,767
Doculabs, Inc. .............................................      340       340
comScore Networks, Inc. ....................................      323       323
Greenfield Online, Inc. ....................................      267        --
                                                              -------   -------
                                                              $10,284   $13,430
                                                              =======   =======

     In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over a period of up to five years. During the years ended December 31, 2003 and 2004, Forrester contributed approximately $3.3 million and $2.4 million, respectively, to these investment funds, resulting in total cumulative contributions of approximately $17.9 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. During the years ended December 31, 2002 and 2003, Forrester recorded net impairments to these investments of approximately $2,383,000 and $861,000, respectively, which are included in the consolidated statements of income. During the years ended December 31, 2003 and 2004, gains of $419,000 and $281,000, respectively, were recorded in the consolidated statements of income related to distributions received. During the years ended December 31, 2002, 2003 and 2004, fund management charges of approximately $484,000, $410,000 and $338,000, respectively, were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investments' carrying value.

     Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, no bonuses have been paid under this plan. The principal purposes of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester's technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing

                            FORRESTER RESEARCH, INC.

significantly, and providing incentives to retain key employees during that time was important.

     In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the year ended December 31, 2004, Forrester contributed $1.6 million to this annex fund. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated.

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

     During the years ended December 31, 2002, 2003 and 2004, Forrester recognized revenues of approximately $234,000, $133,000, and $188,000 respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

     In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. ("Doculabs"), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In December 2003, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of $1,186,000 to impairments (gains) from non-marketable investments in the consolidated statement of income during the year ended December 31, 2003. As of December 31, 2004, Forrester determined that no further impairment had occurred.

     During the years ended December 31, 2002 and 2003, Forrester expensed approximately $931,000, and $11,000, respectively, to the cost of services and fulfillment related to services purchased from Doculabs.

     In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. ("comScore"), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In September 2001, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $836,000 in the consolidated statement of income. In June 2002, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a write-down of $271,000 in the consolidated statement of income. In June 2003, Forrester determined that its investment in comScore had been permanently impaired due to an additional round of financing at a significantly lower valuation. As a result, Forrester recorded a further write-down of $130,000 in the consolidated statement of income. As of December 31, 2004, Forrester determined that no further permanent impairment had occurred.

     As of December 31, 2003, Forrester owned an approximately 1.1% ownership in a holding company that was a majority shareholder of Greenfield Online, Inc. ("Greenfield"), an Internet-based market research firm. As a result of this investment, Forrester effectively owned approximately a 1.1% ownership in Greenfield. This

                            FORRESTER RESEARCH, INC.

investment was being accounted for using the cost method and, accordingly, was being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. No impairments were recorded for 2002 and 2003. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester's ownership interest was converted to approximately 136,000 shares. As of December 31, 2004, the remaining investment of approximately $2.0 million was included in marketable securities in the accompanying consolidated balance sheet.

     In September 2001, Forrester sold its Internet AdWatch(TM) product to Evaliant Media Resources LLC ("Evaliant"), a privately held international provider of online advertising data, in exchange for membership interest in Evaliant representing approximately a 8.3% ownership interest. This investment was being accounted for using the cost method and, accordingly, was being valued at cost unless an impairment in its value that was other than temporary occurred or the investment was liquidated. In March 2002, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $1,464,000, which was included in the consolidated statement of income during the year ended December 31, 2002, reducing the carrying value to approximately $250,000. Substantially all of Evaliant's assets were sold in June 2002 resulting in no gain or loss on the transaction.

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

     Income (loss) before income tax provision (benefit) for the years ended December 31, 2002, 2003, and 2004 consists of the following (in thousands):

                                                              2002     2003     2004
                                                              -----   ------   ------
Domestic....................................................  $(581)  $1,446   $4,944
Foreign.....................................................    859    1,730    1,289
                                                              -----   ------   ------
  Total.....................................................  $ 278   $3,176   $6,233
                                                              =====   ======   ======

     The components of the income tax provision (benefit) for the years ended December 31, 2002, 2003, and 2004 are as follows (in thousands):

                                                               2002     2003    2004
                                                              -------   ----   ------
Current --
  Federal...................................................  $(1,187)  $335   $   36
  State.....................................................       80    (84)      49
  Foreign...................................................      625    420      352
                                                              -------   ----   ------
                                                                 (482)   671      437
                                                              -------   ----   ------
Deferred --
  Federal...................................................     (614)   174    1,545
  State.....................................................     (330)   140      731
  Foreign...................................................     (416)    --      (12)
                                                              -------   ----   ------
                                                               (1,360)   314    2,264
                                                              -------   ----   ------

                            FORRESTER RESEARCH, INC.

                                                               2002     2003    2004
                                                              -------   ----   ------
Less -- valuation allowance.................................    1,531     --     (600)
                                                              -------   ----   ------
Income tax (benefit) provision..............................  $  (311)  $985   $2,101
                                                              =======   ====   ======

     A reconciliation of the federal statutory rate to Forrester's effective tax rate for the years ended December 31, 2002, 2003 and 2004 is as follows:

                                                               2002    2003    2004
                                                              ------   -----   ----
Income tax provision at federal statutory rate..............    35.0%   35.0%  35.0%
Increase (decrease) in tax resulting from --
  State tax provision, net of federal benefit...............     2.9     1.2    8.1
  Non-deductible expenses...................................    30.8     3.7    3.0
  Tax-exempt interest income................................  (679.1)  (17.7)  (7.5)
  Other, net................................................   (52.2)    8.8    1.5
  Change in valuation allowance.............................   550.7      --   (6.4)
                                                              ------   -----   ----
Effective income tax rate...................................  (111.9)%  31.0%  33.7%
                                                              ======   =====   ====

     The components of deferred income taxes as of December 31, 2003 and 2004 are as follows (in thousands):

                                                                2003       2004
                                                              --------   --------
Non-deductible reserves and accruals........................  $  2,953   $  1,257
Depreciation and amortization...............................       738        878
Deferred commissions........................................    (2,189)    (2,755)
Net operating loss and other carryforwards..................    40,188     55,044
                                                              --------   --------
Gross deferred tax asset....................................    41,690     54,424
Less -- Valuation allowance.................................    (1,531)   (11,564)
                                                              --------   --------
Net deferred tax asset......................................  $ 40,159   $ 42,860
                                                              ========   ========

     Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $118.3 million primarily related to exercises of employee stock options and operating loss carryforwards acquired in connection with the acquisition of Giga. The net operating losses relating to the exercises of stock options were recorded as a benefit to additional paid-in capital within stockholders' equity and will expire between the years 2012 and 2023. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes.

     During the year ended December 31, 2004, Forrester reversed $600,000 of valuation allowance primarily related to its state net operating losses because utilization of these carryforwards became probable. Forrester has not provided a valuation allowance for the remaining net deferred tax assets, primarily its federal net operating loss carryforwards, as management believes Forrester will have sufficient time to realize these assets during the applicable carryforward period.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                            FORRESTER RESEARCH, INC.

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

     No amount for U.S. income tax has been provided on undistributed earnings of Forrester's foreign subsidiaries because Forrester considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and amounts already included in U.S. income under I.R.C. Section 956, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with the hypothetical calculation.

     The calculation of Forrester's tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. Forrester recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Loss Contingencies. As of December 31, 2004, Forrester has accrued $1.2 million related to probable and reasonably estimable losses resulting from tax matters including, but not limited to, transfer pricing, foreign audits and statutory reorganizations.

(8) COMMITMENTS

     Forrester leases its office space and certain office equipment under operating leases. Approximate future minimum rentals for operating leases are as follows (in thousands):

2005........................................................   $ 9,100
2006........................................................     7,205
2007........................................................     7,649
2008........................................................     6,315
2009........................................................     7,246
Thereafter..................................................     9,650
                                                               -------
  Total minimum lease payments..............................   $47,165
                                                               =======

     Future minimum rentals have not been reduced by minimum sublease rentals to be received of $2,232,000 due in the future under subleases. These rentals are due as follows: $1,181,000 in 2005, $721,000 in 2006, and $330,000 in 2007.

     Aggregate rent expenses, net of sublease income, were approximately $8,323,000, $7,688,000 and $7,711,000 for the years ended December 31, 2002,
2003, and 2004, respectively.

                            FORRESTER RESEARCH, INC.

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

  TREASURY STOCK

     In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of Forrester's common stock. The shares repurchased were used, among other things, in connection with Forrester's employee stock option and purchase plans. As of December 31, 2004, Forrester had repurchased approximately 3,045,000 shares of common stock at an aggregate cost of $50.1 million, including commissions paid for the acquisition of the common stock. In February 2005, the Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program.

     During the three months ended March 31, 2004, Forrester entered into a structured stock repurchase agreement giving Forrester the right to acquire shares of Forrester's common stock in exchange for an up-front net payment of $1.5 million. The $1.5 million up-front net payment was recorded in stockholders' equity as a reduction of additional paid-in capital. Upon expiration of this agreement in May 2004, Forrester received approximately $1.6 million in cash which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet.

     During the three month period ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, Forrester received 119,000 shares which was recorded as treasury stock. During each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, Forrester entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, Forrester received approximately $2.1 million of cash. During each of the three month periods ended September 30, 2002 and December 31, 2002, Forrester entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, in 2002 and 2003, respectively, Forrester received 143,524 and 144,291 shares, respectively, which were recorded as treasury stock.

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

                            FORRESTER RESEARCH, INC.

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

     Stock option activity under the Plan and under the Directors' Plan from December 31, 2001, to December 31, 2004, was as follows (in thousands, except per share data):

                                                                              WEIGHTED AVERAGE
                                               NUMBER        EXERCISE PRICE    EXERCISE PRICE
                                             OF SHARES         PER SHARE         PER SHARE
                                          ----------------   --------------   ----------------
Outstanding at December 31, 2001........        5,850          $2.75-70.84         $21.17
Granted.................................          930          12.77-20.16          16.44
Exercised...............................         (924)          2.75-19.85           11.1
Forfeited...............................       (1,652)         11.69-70.84          24.59
                                               ------         ------------         ------
Outstanding at December 31, 2002........        4,204           2.75-70.84          20.99
Granted.................................        1,511          13.73-18.63          14.75
Exercised...............................         (242)         14.60-19.50          16.49
Forfeited...............................         (626)         11.00-62.44          21.89
                                               ------         ------------         ------
Outstanding at December 31, 2003........        4,847           2.75-70.84          19.39
Granted.................................        1,223          13.83-18.86          18.00
Exercised...............................         (291)          9.57-17.71          13.84
Forfeited...............................         (670)         11.69-65.00          22.35
                                               ------         ------------         ------
Outstanding at December 31, 2004........        5,109         $2.75-$70.84         $18.98
                                               ======         ============         ======
Exercisable at December 31, 2004........        2,785         $2.75-$70.84         $20.30
                                               ======         ============         ======
Exercisable at December 31, 2003........        2,457         $2.75-$70.84         $21.79
                                               ======         ============         ======
Exercisable at December 31, 2002........        2,430         $2.75-$70.84         $20.25
                                               ======         ============         ======

                            FORRESTER RESEARCH, INC.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share data):

                             OPTIONS       WEIGHTED AVERAGE    WEIGHTED AVERAGE      OPTIONS       WEIGHTED AVERAGE
                          OUTSTANDING AT   EXERCISE PRICE OF      REMAINING       EXERCISABLE AT   EXERCISE PRICE OF
                           DECEMBER 31,         OPTIONS        CONTRACTUAL LIFE    DECEMBER 31,         OPTIONS
                               2004           OUTSTANDING         (IN YEARS)           2004           EXERCISABLE
                          --------------   -----------------   ----------------   --------------   -----------------
Range of exercise prices
$  2.75-6.50............         39             $ 4.11               1.36                39             $ 4.11
 9.57-11.50.............        103               9.97               2.93               103               9.97
11.69-13.89.............        446              11.78               4.46               421              11.72
13.94-15.47.............      1,084              14.58               8.15               493              14.33
15.49-18.94.............      1,979              17.41               8.27               467              16.75
19.19-24.64.............        770              22.70               4.71               673              22.72
25.16-31.39.............        494              25.85               5.89               395              25.99
33.50-49.44.............         77              40.34               5.34                77              40.34
52.67-70.84.............        117              59.01               5.53               117              59.04
                              -----             ------               ----             -----             ------
                              5,109             $18.98               6.88             2,785             $20.30
                              =====             ======               ====             =====             ======

     As of December 31, 2004, options available for future grant under the Plan and the Directors' Plan were approximately 2,574,000.

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

                                                           2002       2003       2004
                                                         --------   --------   --------
Risk-free interest rate................................      3.10%      2.11%      2.78%
Expected dividend yield................................        --         --         --
Expected lives.........................................   4 years    4 years    4 years
Expected volatility....................................        61%        55%        50%
Weighted average fair value............................  $   9.89   $   6.47   $   7.56

     In January 1998, Forrester's founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock at an exercise price of $9.57 which was the fair market value on the date of grant. As of December 31, 2004, approximately 70,500 options remained outstanding, all of which were exercisable.

(11) EMPLOYEE PENSION PLANS

     Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester's pension contributions totaled approximately $762,000, $1,046,000, and $1,243,000 for the years ended December 31, 2002,
2003, and 2004, respectively.

                            FORRESTER RESEARCH, INC.

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

                                                               SHARES     PURCHASE
PURCHASE PERIOD ENDED --                                      PURCHASED    PRICE
------------------------                                      ---------   --------
June 30, 2002...............................................   35,081      $16.49
December 31, 2002...........................................   32,585      $13.23
June 30, 2003...............................................   32,233      $13.29
December 31, 2003...........................................   35,735      $13.39
June 30, 2004...............................................   42,799      $15.25
December 31, 2004...........................................   39,812      $15.25

(13) OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING

     During 2004, Forrester began to view its operations within the following three operating groups ("Operating Groups"): (i) North America, (ii) Europe and,
(iii) World Markets which includes Asia, Middle East, Africa, and Latin America. Prior to 2004, Forrester had viewed its operations principally as one segment. Accordingly, 2003 and 2002 segment information has been prepared in a manner consistent with the 2004 presentation. Effective January 1, 2005, Forrester reorganized the operating groups to the Americas, Asia Pacific and Europe, Middle East and Africa (EMEA). All of the Operating Groups generate revenues through sales of the same research, advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group's region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, general and administrative expenses, depreciation expense, amortization of intangibles, reorganization charges and integration charges. The accounting policies used by the reportable segments are the same as those used by Forrester.

     Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

                            FORRESTER RESEARCH, INC.

     The following tables present information about reportable segments.

                                               NORTH                WORLD
                                              AMERICA    EUROPE    MARKETS   CONSOLIDATED
                                              --------   -------   -------   ------------
YEAR ENDED DECEMBER 31, 2004
Revenue.....................................  $102,907   $28,958   $6,614      $138,479
Direct Margin...............................    40,286     1,876    3,384        45,546
Corporate expenses..........................                                    (28,676)
Amortization of intangible assets...........                                     (6,461)
Reorganization costs........................                                     (8,396)
Integration costs...........................                                         --
                                                                               --------
Income from operations......................                                   $  2,013
                                                                               ========
YEAR ENDED DECEMBER 31, 2003
Revenue.....................................  $ 97,654   $20,974   $7,371      $125,999
Direct Margin...............................    40,436    (1,450)   3,954        42,940
Corporate expenses..........................                                    (28,935)
Amortization of intangible assets...........                                     (8,778)
Reorganization costs........................                                     (2,594)
Integration costs...........................                                     (1,055)
                                                                               --------
Income from operations......................                                   $  1,578
                                                                               ========
YEAR ENDED DECEMBER 31, 2002
Revenue.....................................  $ 75,231   $14,690   $7,015      $ 96,936
Direct Margin...............................    37,465    (1,114)   4,322        40,673
Corporate expenses..........................                                    (29,317)
Amortization of intangible assets...........                                       (328)
Reorganization costs........................                                    (12,170)
                                                                               --------
Loss from operations........................                                   $ (1,143)
                                                                               ========

     Long-lived assets by location as of December 31, 2003 and 2004 are as follows (in thousands):

                                                               2003      2004
                                                              -------   -------
United States...............................................  $19,048   $19,582
United Kingdom..............................................      869       613
Europe (excluding United Kingdom)...........................      613       957
                                                              -------   -------
                                                              $20,530   $21,152
                                                              =======   =======

                            FORRESTER RESEARCH, INC.

     Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2002, 2003, and 2004 are as follows (dollars in thousands):

                                                         2002       2003       2004
                                                        -------   --------   --------
United States.........................................  $69,292   $ 89,412   $ 92,824
United Kingdom........................................    8,302     11,338     12,466
Europe (excluding United Kingdom).....................    9,508     12,056     18,947
Canada................................................    3,004      6,154      6,908
Other.................................................    6,830      7,039      7,334
                                                        -------   --------   --------
                                                        $96,936   $125,999   $138,479
                                                        =======   ========   ========
United States.........................................       71%        71%        67%
United Kingdom........................................        9          9          9
Europe (excluding United Kingdom).....................       10         10         14
Canada................................................        3          5          5
Other.................................................        7          5          5
                                                        -------   --------   --------
                                                            100%       100%       100%
                                                        =======   ========   ========

(14) CERTAIN BALANCE SHEET ACCOUNTS

  PROPERTY AND EQUIPMENT:

     Property and equipment as of December 31, 2003 and 2004 consist of the following (in thousands):

                                                               2003      2004
                                                              -------   -------
Computers and equipment.....................................  $20,447   $ 6,945
Computer software...........................................   16,288     2,995
Furniture and fixtures......................................    4,235     5,445
Leasehold improvements......................................    7,135     4,781
                                                              -------   -------
Total property and equipment................................   48,105    20,166
Less accumulated depreciation and amortization..............   39,839    13,756
                                                              -------   -------
Property and equipment, net.................................  $ 8,266   $ 6,410
                                                              =======   =======

  ACCRUED EXPENSES:

     Accrued expenses as of December 31, 2003 and 2004 consist of the following (in thousands):

                                                               2003      2004
                                                              -------   -------
Payroll and related.........................................  $11,458   $ 9,373
Facility consolidation costs................................    6,646     4,895
Other.......................................................   13,353    12,660
                                                              -------   -------
                                                              $31,457   $26,928
                                                              =======   =======

                            FORRESTER RESEARCH, INC.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2002, 2003, and 2004 is as follows (in thousands):

                                                              2002     2003     2004
                                                              -----   ------   ------
Balance, beginning of year..................................  $ 966   $  837   $1,409
Provision for doubtful accounts.............................    246       --      309
Additions (reversals) from acquisitions (Note 2)............     --      987     (338)
Write-offs..................................................   (375)    (415)    (363)
                                                              -----   ------   ------
Balance, end of year........................................  $ 837   $1,409   $1,017
                                                              =====   ======   ======

(15) SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2004 (in thousands, except per share data):

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2003        2003       2003        2003
                                                ---------   --------   ---------   --------
Revenues......................................   $24,482    $33,978     $32,208    $35,331
Income (loss) from operations.................   $ 1,280    $  (342)    $  (518)   $ 1,158
Net income....................................   $ 1,777    $   141     $   186    $    87
Basic net income (loss) per common share......   $  0.08    $  0.01     $  0.01    $  0.00
Diluted net income (loss) per common share....   $  0.08    $  0.01     $  0.01    $  0.00

                                                               QUARTER ENDED
                                                -------------------------------------------
                                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  2004        2004       2004        2004
                                                ---------   --------   ---------   --------
Revenues......................................   $31,729    $34,921     $33,879    $37,950
(Loss) income from operations.................   $(1,213)   $(4,250)      3,158    $ 4,318
Net (loss) income.............................   $  (257)   $(2,348)    $ 3,211    $ 3,526
Basic net (loss) income per common share......   $ (0.01)   $ (0.11)    $  0.15    $  0.16
Diluted net (loss) income per common share....   $ (0.01)   $ (0.11)    $  0.14    $  0.16

                                 EXHIBIT INDEX

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
        2.1(1)             Stock Purchase Agreement dated as of November 15, 1999 among
                           Forrester Research, Inc., William Reeve and Neil Bradford.
        2.2(7)             Agreement and Plan of Merger dated as of January 20, 2003
                           between Forrester Research, Inc., Whitcomb Acquisition Corp.
                           and Giga Information Group, Inc.
        3.1(3)             Restated Certificate of Incorporation of Forrester.
        3.2(5)             Certificate of Amendment of the Certificate of Incorporation
                           of Forrester.
        3.3(9)             Bylaws of the Company, as amended.
        4(3)               Specimen Certificate for shares of Common Stock, $.01 par
                           value, of Forrester.
       10.1+(3)            Registration Rights and Non-Competition Agreement.
       10.2+(3)            Tax Indemnification Agreement dated November 25, 1996.
       10.3+(2)            1996 Amended and Restated Equity Incentive Plan.
       10.4+(2)            1996 Employee Stock Purchase Plan, as amended.
       10.5+(6)            1996 Amended and Restated Stock Option Plan for Non-Employee
                           Directors.
       10.6+(2)            Summary of Non-Employee Director Compensation.
       10.7+(10)           Form of Stock Option Certificate.
       10.8(4)             Lease dated May 6, 1999 between Technology Square LLC and
                           the Company for the premises located at 400 Technology
                           Square, Cambridge, Massachusetts.
       10.9(2)             Fifth Amendment to Lease dated as of January 1, 2005 between
                           Technology Square Finance, LLC and the Company for the
                           premises located at 400 Technology Square, Cambridge,
                           Massachusetts.
       16(8)               Letter dated April 9, 2004 from Deloitte & Touche LLP to the
                           Securities and Exchange Commission.
       21(2)               Subsidiaries of the Registrant.
       23.1(2)             Consent of BDO Seidman, LLP
       23.2(2)             Consent of Independent Registered Public Accounting Firm
                           Deloitte and Touche LLP
       31.1(2)             Certification of the Principal Executive Officer
       31.2(2)             Certification of the Principal Financial Officer
       32.1(2)             Certification of the Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2(2)             Certification of the Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

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

 (4) Filed as an Exhibit to Forrester's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21433) and incorporated by reference herein.

 (5) Filed as an Exhibit to Forrester's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated herein by reference.

 (6) Filed as an Exhibit to Forrester's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

 (7) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

 (8) Filed as an Exhibit to Forrester's Current Report on Form 8-K filed on April 9, 2004 (File No. 000-21433) and incorporated herein by reference.

 (9) Filed as an Exhibit to Forrester's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-21433) and incorporated herein by reference.

(10) Filed as an Exhibit to Forrester's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.