Form 10-Q
period 2005-03-31
FORRESTER RESEARCH INC
filed 2005-05-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 000-21433

FORRESTER RESEARCH, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2797789 (I.R.S. Employer Identification Number)

400 TECHNOLOGY SQUARE CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02139 (Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of May 5, 2005, 21,375,360 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$43,890	$37,328
Marketable securities	87,808	90,112
Accounts receivable, net	28,718	39,210
Deferred commissions	6,670	6,834
Prepaid expenses and other current assets	6,226	5,509

Total current assets	173,312	178,993

Long-term assets:
Property and equipment, net	7,102	6,410
Goodwill	53,182	52,875
Deferred income taxes	43,176	42,860
Non-marketable investments	13,309	13,430
Intangible assets, net	6,002	6,992
Other assets	1,174	1,312

Total long-term assets	123,945	123,879

Total assets	$297,257	$302,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,254	$3,741
Accrued expenses	24,758	26,928
Deferred revenue	73,036	72,357

Total current liabilities	100,048	103,026

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized— 500 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 24,745 and 24,729 shares as of March 31, 2005 and December 31, 2004, respectively
Outstanding— 21,391 and 21,684 shares as of March 31, 2005 and December 31, 2004, respectively	247	247
Additional paid-in capital	180,553	180,310
Retained earnings	73,816	71,077
Treasury stock, at cost— 3,354 and 3,045 shares as of March 31, 2005 and December 31, 2004, respectively	(54,845)	(50,056)
Accumulated other comprehensive loss	(2,562)	(1,732)

Total stockholders’ equity	197,209	199,846

Total liabilities and stockholders’ equity	$297,257	$302,872

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(UNAUDITED)
Revenues:
Research services	$23,369	$22,989
Advisory services and other	10,413	8,740

Total revenues	33,782	31,729

Operating expenses:
Cost of services and fulfillment	13,777	13,139
Selling and marketing	11,902	11,060
General and administrative	4,034	3,411
Depreciation	874	1,031
Amortization of intangible assets	1,123	2,344
Reorganization costs	—	1,957

Total operating expenses	31,710	32,942

Income (loss) from operations	2,072	(1,213)

Other income:
Other income, net	750	826
Realized gains on sales of securities	1,668	—

Income (loss) before income tax provision (benefit)	4,490	(387)

Income tax provision (benefit)	1,751	(130)

Net income (loss)	$2,739	$(257)

Basic net income (loss) per common share	$0.13	$(0.01)

Diluted net income (loss) per common share	$0.13	$(0.01)

Basic weighted average common shares outstanding	21,611	22,255

Diluted weighted average common shares outstanding	21,840	22,255

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(UNAUDITED)
Cash flows from operating activities:
Net income (loss)	$2,739	$(257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	874	1,031
Amortization of intangible assets	1,123	2,344
Tax benefit from exercises of employee stock options	28	90
Deferred income taxes	574	(1)
Realized gains on sales of securities	(1,668)	—
Amortization of premium on marketable securities	297	173
Changes in assets and liabilities—
Accounts receivable	10,037	15,586
Deferred commissions	164	200
Prepaid expenses and other current assets	(915)	(872)
Accounts payable	(1,551)	(658)
Accrued expenses	(1,783)	(5,862)
Deferred revenue	1,480	(2,295)

Net cash provided by operating activities	11,399	9,479

Cash flows from investing activities:
Purchases of property and equipment	(1,590)	(530)
Purchases of non-marketable investments	—	(963)
Decrease in other assets	230	269
Purchases of marketable securities	(42,421)	(34,060)
Proceeds from sales and maturities of marketable securities	43,654	49,150

Net cash (used in) provided by investing activities	(127)	13,866

Cash flows from financing activities:
Proceeds from exercises of employee stock options	215	512
Acquisition of treasury stock	(4,789)	(6,187)
Structured stock repurchase	—	(1,500)

Net cash used in financing activities	(4,574)	(7,175)

Effect of exchange rate changes on cash and cash equivalents	(136)	(124)

Net increase in cash and cash equivalents	6,562	16,046

Cash and cash equivalents, beginning of period	37,328	22,385

Cash and cash equivalents, end of period	$43,890	$38,431

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$190	$419

     The accompanying notes are an integral part of these consolidated financial statements

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ended December 31, 2005, or any other period.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion (“APB”) No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.

If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three months ended March 31, 2005 and 2004 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss) as reported	$2,739	$(257)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(948)	(1,218)

Pro-forma net income (loss)	$1,791	$(1,475)

Basic and diluted net income (loss) per share — as reported	$0.13	$(0.01)

Basic and diluted net income (loss) per share — pro forma	$0.08	$(0.07)

Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 — INTANGIBLE ASSETS

A summary of Forrester’s amortizable intangible assets as of March 31, 2005 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
		(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$20,122	$14,120	$6,002
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,136	$17,134	$6,002

Amortization expense related to identifiable intangible assets was approximately $1,123,000 and $2,344,000 during the three months ended March 31, 2005 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining nine months ending December 31, 2005	$2,461
Year ending December 31, 2006	2,083
Year ending December 31, 2007	1,241
Year ending December 31, 2008	217

Total	$6,002

NOTE 3 — REORGANIZATIONS

In November 2003, Forrester acquired the assets of GigaGroup S.A. (“GigaGroup”). In January 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded an initial reorganization charge of $1,957,000 during the three months ended March 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefit costs, and other payments for professional services incurred in connection with the reorganization. During the three-months ended June 30, 2004 and December 31, 2004, Forrester provided for additional severance and related benefits costs of $240,000 and $313,000, respectively.

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

The activity related to the January 2004 reorganization during the three months ended March 31, 2005 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	March 31,
	2004	Payments	2005
		(IN THOUSANDS)
Workforce reduction	$442	$357	$85
Facility consolidation and other related costs	4,218	327	3,891

Workforce reduction	$4,660	$684	$3,976

The accrued costs related to the January 2004 reorganization are expected to be paid in the following periods:

	TOTAL	2005	2006	2007	2008	2009	Thereafter
	(IN THOUSANDS)
Workforce reduction	$85	$85	$—	$—	$—	$—	$—
Facility consolidation and other related costs	3,891	868	1,234	1,219	177	190	203

Total	$3,976	$953	$1,234	$1,219	$177	$190	$203

In connection with prior reorganizations of its workforce, Forrester has consolidated its office space. As a result of these consolidations, Forrester has aggregate accrued facility consolidation costs of $441,000 as of March 31, 2005. The activity related to these costs during the three months ended March 31, 2005 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	March 31,
	2004	Payments	2005
		(IN THOUSANDS)
Facility costs	$677	$236	$441

     These accrued facility costs are expected to be paid in the following periods:

	TOTAL	2005	2006
	(IN THOUSANDS)
Facility costs	$441	$353	$88

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

Basic net income per common share for the three months ended March 31, 2005 and basic and diluted net loss per common share for the three months ended March 31, 2004 were computed by dividing the net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(IN THOUSANDS)
Basic weighted average common shares outstanding	21,611	22,255
Weighted average common equivalent shares	229	—

Diluted weighted average shares outstanding	21,840	22,255

During the three-month periods ended March 31, 2005 and 2004, approximately 3,242,000 and 5,022,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three month periods ended March 31, 2005 and 2004 are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(IN THOUSANDS)
Unrealized (loss) gain on marketable securities, net of taxes	$(438)	$183
Reclassification adjustment for realized gains in net income, net of taxes	(1,122)	—
Cumulative translation adjustment	730	(254)

Total other comprehensive loss	$(830)	$(71)
Reported net income (loss)	2,739	(257)

Total comprehensive income (loss)	$1,909	$(328)

NOTE 6 — MARKETABLE INVESTMENT

As of March 31, 2004, Forrester held an approximately 1.1% ownership interest in Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. This investment was accounted for as a cost basis investment and valued at approximately $267,000 as of March 31, 2004. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 136,000 shares of common stock. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares of common stock for which net proceeds of approximately $256,000 were received. In December 2004, Greenfield completed a secondary offering in which Forrester participated and sold an additional 26,000 shares of common stock, receiving net proceeds of approximately $445,000. Upon expiration of the 90 day lock-up agreement in March 2005, Forrester sold the remainder of its holdings, approximately 89,000 shares of common stock, received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million related to the sale of these shares.

NOTE 7 — NON-MARKETABLE INVESTMENTS

In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over a period of up to five years. During the three months ended March 31, 2005 and 2004, Forrester contributed approximately $150,000 and $963,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $18.0 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. During the three months ended March 31, 2005, distributions of $367,000 were recorded and resulted in a gain of $180,000 in the consolidated statement of income. During the three months ended March 31, 2005 and 2004, there were no impairments recorded. During the three months ended March 31, 2005 and 2004, fund management charges of approximately $84,000 were included in other income, net for each period in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $2.0 million as of March 31, 2005. Fund management charges are recorded as a reduction of the investments’ carrying value.

Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, no bonuses have been paid under this plan. The principal purposes of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important.

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

NOTE 8 — STOCK REPURCHASE

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock (“stock repurchase program”). During the three months ended March 31, 2005, Forrester repurchased 309,000 shares of common stock at an aggregate cost of approximately $4.8 million. As of March 31, 2005, Forrester had repurchased approximately 3,354,000 shares of common stock at an aggregate cost of approximately $54.8 million.

NOTE 9 – OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING

During 2004, Forrester viewed its operations within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. Effective January 1, 2005, Forrester reorganized the operating groups as follows (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. All of the Operating Groups generate revenues through sales of the same research and advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, general and administrative expenses, depreciation expense, amortization of intangibles and reorganization charges. The accounting policies used by the reportable segments are the same as those used by Forrester.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments. Segment information for the three months ended March 31, 2004 has been restated to conform to the current year’s presentation.

	Americas	EMEA	Asia Pacific	Consolidated
Three months ended March 31, 2005
Revenue	$25,538	$6,962	$1,282	$33,782
Direct Margin	9,416	48	545	10,009
Corporate expenses				(6,814)
Amortization of intangible assets				(1,123)
Reorganization costs				—

Income from operations				$2,072

Three months ended March 31, 2004
Revenue	$23,144	$7,130	$1,455	$31,729
Direct Margin	9,071	284	845	10,200
Corporate expenses				(7,112)
Amortization of intangible assets				(2,344)
Reorganization costs				(1,957)

Loss from operations				$(1,213)

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(IN THOUSANDS)
United States	$23,333	$21,074
United Kingdom	2,827	2,925
Europe (excluding United Kingdom)	4,162	4,338
Canada	1,709	1,609
Other	1,751	1,783

	$33,782	$31,729

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
United States	69%	66%
United Kingdom	9	9
Europe (excluding United Kingdom)	12	14
Canada	5	5
Other	5	6

	100%	100%

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of SFAS No. 123-R are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on the company’s results of operations. The company is currently assessing the transition method it will use upon adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the company’s financial position or results of operations.

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

We are a leading independent emerging-technology research firm that conducts research and analysis on the impact of emerging technologies on business, consumers, and society. We provide our clients with an integrated perspective on technology and business, which we call WholeView 2. This approach provides companies with the strategies, data, and product evaluations they need to win customers, identify new markets, and gain competitive operational advantages. Our products and services primarily are targeted to benefit the senior management, business strategists, and marketing and technology professionals at companies with revenues of $1 billion-plus who use our prescriptive, executable research to understand and capitalize on business models and emerging technologies.

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

14

Agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the “agreement value” of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at March 31, 2005. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2005	2004	Increase	Increase
Agreement Value (In Millions)	$128.2	$120.7	$7.5	6.2%
Client Retention	75.0%	71.0%	4.0	5.6%
Dollar Retention	85.0%	83.0%	2.0	2.4%
Enrichment	106.0%	99.0%	7.0	7.1%

The increase in agreement value from 2004 to 2005 is primarily due to increases in average contract sizes and in the number of clients. The average contract for annual memberships for research only at March 31, 2005 was approximately $40,300, an increase of 5% from $38,300 at March 31, 2004. The average contract for an annual membership for research which also included advisory services at March 31, 2005 was approximately $88,800, an increase of 2% from $87,200 at March 31, 2004. Client retention, dollar retention and enrichment increases in 2005 reflect an improving economic environment.

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

We consider the following accounting policies to be those that require that most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our December 31, 2004 Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the SEC.

•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values. The amount of revenue recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. While our historical business practice has been to offer membership contracts with a non-cancelable term, we do from time to time, in response to competitive conditions, offer clients the right to cancel their membership contracts prior to the end of the contract term. For these cancelable contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of March 31, 2005, deferred revenues and deferred commissions totaled $73.0 million and $6.7 million, respectively.

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $956,000 as of March 31, 2005. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds that totaled approximately $13.3 million as of March 31, 2005. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. During the three months ended March 31, 2005, we have no investments that have experienced a decline in value which we believe is permanent or temporary and accordingly no impairment charges have been recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND OTHER INTANGIBLE ASSETS. At March 31, 2005, we had goodwill of approximately $53.2 million and identified intangible assets with finite lives related to our acquisitions of approximately $6.0 million. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we obtain an independent appraisal which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit’s fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2005, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $43.2 million as of March 31, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are incorrect.

RESULTS OF OPERATIONS

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Research services	69%	72%
Advisory services and other	31	28

Total revenues	100	100

Cost of services and fulfillment	41	41
Selling and marketing	35	35
General and administrative	12	11
Depreciation	3	3
Amortization of intangible assets	3	8
Reorganization costs	—	6

Income (loss) from operations	6	(4)
Other income, net	2	3
Realized gains on sales of securities	5	—

Income (loss) before income tax provision (benefit)	13	(1)
Income tax provision (benefit)	5	—

Net income (loss)	8%	(1)%

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

REVENUES.

	THREE MONTHS ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	(Dollars in Millions)
Revenues	$33.8	$31.7	2.1	7%
Revenues from research services	$23.4	$23.0	0.4	2%
Advisory services and other revenues	$10.4	$8.7	1.7	20%
Revenues attributable to customers outside of the United States	$10.5	$10.7	(0.2)	(2)%
Revenues attributable to customers outside of the United states as a percentage of total revenue	31%	34%	(3)%	—

Number of clients	1,872	1,806	66	4%

Number of research employees	222	210	12	6%

Number of events	2	1	1	100%

The increase in total revenues as well as the increase in the number of clients is primarily attributable to improving economic conditions and to the effects of foreign currency translation which resulted in approximately a 1% positive effect on revenues in the three months ended March 31, 2005. No single client company accounted for more than 3% of revenues during the three months ended March 31, 2005 or 2004.

Research services revenues as a percentage of total revenues declined from 72% in the three months ended March 31, 2004 to 69% in the three months ended March 31, 2005 as customer demand is shifting towards advisory services. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services as well as an increase in events revenues resulting from an increase in the number of events held and from event sponsorships by third parties.

The decrease in international revenues in dollars and as a percentage of revenue is primarily attributable to business growing faster in the United States than in Europe and Asia. International revenues decreased 2% to $10.5 million in the three months ended March 31, 2005 from $10.7 million in the three months ended March 31, 2004.

COST OF SERVICS AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$13.8	$13.1	$0.7	5%
Cost of services and fulfillment as a percentage of total revenues	41%	41%	—	—

The increase in cost of services and fulfillment is primarily attributable to increased compensation expense resulting from an increase in average research headcount and annual compensation costs as well as to increased survey costs.

SELLING AND MARKETING.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$11.9	$11.1	$0.8	7%
Selling and marketing expenses as a percentage of total revenues	35%	35%	—	—
Number of selling and marketing employees	244	235	9	2%

The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs as well as to increased professional fees related to the Forrester magazine, the first issue of which was published in February 2005.

GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$4.0	$3.4	$0.6	18%
General and administrative expenses as a percentage of total revenues	12%	11%	1%	—
Number of general and administrative employees	94	85	9	11%

The increase in general and administrative expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs.

DEPRECIATION. Depreciation expense decreased 13% to $874,000 in the three months ended March 31, 2005 from $1.0 million in the three months ended March 31, 2004. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $1.1 million in the three months ended March 31, 2005 from $2.3 million in the three months ended March 31, 2004. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets. Specifically, research content and registered trademarks that were acquired in connection with the Giga acquisition in 2003 were fully amortized by the end of 2004.

OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 9% to $750,000 during the three months ended March 31, 2005 from $826,000 million during the three months ended March 31, 2004. The decrease is primarily due to declines in interest income resulting from lower returns on invested capital.

REALIZED GAINS ON SALES OF SECURITIES. In the three months ended March 31, 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc., received net proceeds of approximately $1.7 million, and recognized a gain of approximately $1.5 million related to these sales. Net gains on distributions from non-marketable investments totaled approximately $180,000 during the three months ended March 31, 2005.

REORGANIZATION COSTS. Reorganization costs in the three months ended March 31, 2004 consisted primarily of severance and related benefits costs in connection with the elimination of approximately 15 positions in January 2004.

PROVISION FOR INCOME TAXES. During the three months ended March 31, 2005, we recorded an income tax provision of $1.8 million, which reflected an effective tax rate of 39%. During the three months ended March 31, 2004, we recorded an income tax benefit of $130,000 reflecting an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2005 as compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the three months ended March 31, 2005, are annually renewable and are generally payable in advance. We generated cash from operating activities of $11.4 million and $9.5 million during the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided from operations is primarily attributable to the increase in our income from operations and the collection of accounts receivable.

During the three months ended March 31, 2005, we used $127,000 of cash from investing activities, consisting primarily of $1.2 million received from net sales of marketable securities, offset by $1.6 million for capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

In June 2000, we committed to invest $20.0 million in two private equity investment funds over a period of up to five years. As of March 31, 2005, we had contributed approximately $18.0 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July, 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purposes of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. As of March 31, 2005, we had contributed approximately $1.6 million to the annex fund. The timing of this additional investment is within the discretion of the fund.

During the three months ended March 31, 2005, we used $4.6 million of cash in financing activities, consisting of $4.8 million for repurchases of our common stock offset by $215,000 in proceeds from the exercise of employee stock options.

In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During the three months ended March 31, 2005, we repurchased 309,000 shares of common stock at an aggregate cost of approximately $4.8 million. As of March 31, 2005, we had repurchased 3.4 million shares of common stock at an aggregate cost of approximately $54.9 million.

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

As of March 31, 2005, we had cash and cash equivalents of $43.9 million and marketable securities of $87.8 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of March 31, 2005, we had future contractual obligations as follows for operating leases*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2005	2006	2007	2008	2009	Thereafter
	(IN THOUSANDS)
Operating leases	$44,404	$6,654	$7,099	$7,544	$6,211	$7,246	$9,650

*	The above table does not include future minimum rentals to be received under subleases of $1.9 million. The above table also does not include the remaining $2.4 million of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.

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

INTEREST RATE SENSITIVITY. We maintain an investment portfolio consisting mainly of federal, state and municipal government obligations and corporate obligations, with a weighted-average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (except for any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

     Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT MARCH 31,
	2005	FY 2005	FY 2006	FY 2007
Cash equivalents	$28,820	$28,820	$—	$—
Weighted average interest rate	2.06%	2.06%	—	—

Federal agency obligations	$14,214	$—	$10,275	$3,939
State and municipal agency obligations	52,743	32,962	13,559	6,222
Corporate obligations	36,199	2,017	17,311	16,871
Less: Cash equivalents	(15,375)	(15,375)	—	—
Total Investments	$87,781	$19,604	$41,145	$27,032
Weighted average interest rate	3.15%	2.97%	3.06%	3.41%

Total portfolio	$116,601	$48,424	$41,145	$27,032
Weighted average interest rate	2.88%	2.42%	3.06%	3.41%

FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. However, during the three-months ended March 31, 2005, currency translation resulted in a 1% increase in our revenues. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2005, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $24.0 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2005, the Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During each of the three months during the quarter ended March 31, 2005, we purchased the following number of shares of our common stock:

			Maximum Dollar
			Value that May Yet
			Be Purchased Under
	Total Number of	Average Price Paid	the Stock
Period	Shares Purchased	per Share	Repurchase Program
January 1 – January 31	—	$—	$—
February 1 – February 28	120,300	$16.02	$48,072
March 1 – March 31	188,700	$15.16	$45,211

Total	309,000	$15.50	$45,211

All purchases of our common stock were made under the stock repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

* 10.10 Form of Performance Based Option Certificate

* 10.11 Employment Agreement of Robert Davidson

31.1 Certification of the Principal Executive Officer

31.2 Certification of the Principal Financial Officer

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Denotes management contract or compensation arrangement.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on February 7, 2005 furnishing under Item 2.02 our fourth quarter press release which included our results of operations and financial condition for the fourth quarter and fiscal year ending December 31, 2004.

We filed a Current Report on Form 8-K on February 11, 2005 furnishing under Item 7.01 and Item 9.01 briefing presentations used by managers in a presentation to analysts.

We filed a Current Report on Form 8-K on February 18, 2005 furnishing under Item 1.01 a description of our 2005 bonus plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

	By:	/s/ George F. Colony

George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: May 9, 2005
	By:	/s/ Warren Hadley

Warren Hadley Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 9, 2005

Exhibit Index

Exhibit No.	Document
*10.10	Form of Performance Based Option Certificate

*10.11	Employment Agreement of Robert Davidson

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensation arrangement.