Form 10-Q
period 2005-06-30
FORRESTER RESEARCH INC
filed 2005-08-08
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Registrant’s telephone number, including area code: (617) 613 — 6000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑       No ☐
As of August 5, 2005, 21,289,876 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$55,217	$37,328
Marketable securities	76,603	90,112
Accounts receivable, net	28,056	39,210
Deferred commissions	6,661	6,834
Prepaid expenses and other current assets	5,816	5,509

Total current assets	172,353	178,993

Long-term assets:
Property and equipment, net	6,558	6,410
Goodwill	52,921	52,875
Deferred income taxes	43,118	42,860
Non-marketable investments	13,287	13,430
Intangible assets, net	5,105	6,992
Other assets	973	1,312

Total long-term assets	121,962	123,879

Total assets	$294,315	$302,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,455	$3,741
Accrued expenses	25,933	26,928
Deferred revenue	69,961	72,357

Total current liabilities	98,349	103,026

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized— 500 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 24,916 and 24,729 shares as of June 30, 2005 and December 31, 2004, respectively
Outstanding— 21,173 and 21,684 shares as of June 30, 2005 and December 31, 2004, respectively	249	247
Additional paid-in capital	182,908	180,310
Retained earnings	76,540	71,077
Treasury stock, at cost— 3,743 and 3,045 shares as of June 30, 2005 and December 31, 2004, respectively	(61,243)	(50,056)
Accumulated other comprehensive loss	(2,488)	(1,732)

Total stockholders’ equity	195,966	199,846

Total liabilities and stockholders’ equity	$294,315	$302,872

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(UNAUDITED)
Revenues:
Research services	$23,847	$23,046	$47,216	$46,035
Advisory services and other	15,399	11,875	25,812	20,615

Total revenues	39,246	34,921	73,028	66,650

Operating expenses:
Cost of services and fulfillment	16,514	14,377	30,291	27,516
Selling and marketing	13,002	11,605	24,904	22,665
General and administrative	4,416	3,985	8,450	7,396
Depreciation	882	1,026	1,756	2,057
Amortization of intangible assets	833	1,384	1,956	3,728
Reorganization costs	—	6,794	—	8,751

Total operating expenses	35,647	39,171	67,357	72,113

Income (loss) from operations	3,599	(4,250)	5,671	(5,463)

Other income (expense):
Other income, net	754	662	1,504	1,488
Realized gains on sales of securities	—	—	1,668	—
Realized gains on non-marketable investments	112	57	112	57

Income (loss) before income tax provision (benefit)	4,465	(3,531)	8,955	(3,918)

Income tax provision (benefit)	1,741	(1,183)	3,492	(1,313)

Net income (loss)	$2,724	$(2,348)	$5,463	$(2,605)

Basic net income (loss) per common share	$0.13	$(0.11)	$0.25	$(0.12)

Diluted net income (loss) per common share	$0.12	$(0.11)	$0.25	$(0.12)

Basic weighted average common shares outstanding	21,511	22,074	21,561	22,165

Diluted weighted average common shares outstanding	21,847	22,074	21,843	22,165

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
	(UNAUDITED)
Cash flows from operating activities:
Net income (loss)	$5,463	$(2,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	1,756	2,057
Amortization of intangible assets	1,956	3,728
Realized gains on sales of securities	(1,668)	—
Realized gains on non-marketable investments	(112)	(57)
Tax benefit from exercises of employee stock options	400	238
Deferred income taxes	198	(2)
Non-cash reorganization costs	—	1,844
Amortization of premium on marketable securities	577	404
Changes in assets and liabilities, net of acquisition-
Accounts receivable	10,114	14,785
Deferred commissions	173	548
Prepaid expenses and other current assets	(531)	(717)
Accounts payable	(1,286)	279
Accrued expenses	(100)	(5,359)
Deferred revenue	(415)	(5,481)

Net cash provided by operating activities	16,525	9,662

Cash flows from investing activities:
Purchases of property and equipment	(1,983)	(1,279)
Purchases of non-marketable investments	—	(2,163)
Decrease in other assets	538	529
Purchases of marketable securities	(103,222)	(67,735)
Proceeds from sales and maturities of marketable securities	115,567	91,549

Net cash provided by investing activities	10,900	20,901

Cash flows from financing activities:
Proceeds from issuance of common stock	2,202	2,350
Acquisition of treasury stock	(11,187)	(9,178)
Structured stock repurchase	—	54

Net cash used in financing activities	(8,985)	(6,774)

Effect of exchange rate changes on cash and cash equivalents	(551)	(106)

Net increase in cash and cash equivalents	17,889	23,683

Cash and cash equivalents, beginning of period	37,328	22,385

Cash and cash equivalents, end of period	$55,217	$46,068

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$333	$477

The accompanying notes are an integral part of these consolidated financial statements

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ended December 31, 2005, or any other period.
Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion (“APB”) No. 25 and elect the disclosure-only alternative under SFAS No. 123. There is no compensation expense related to option grants reflected in the accompanying financial statements.
If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three and six months ended June 30, 2005 and 2004 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)		(IN THOUSANDS)
Net income (loss), as reported	$2,724	$(2,348)	$5,463	$(2,605)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,064)	(1,071)	(2,012)	(2,289)

Pro-forma net income (loss)	$1,660	$(3,419)	$3,451	$(4,894)

Basic net income (loss) per share — as reported	$0.13	$(0.11)	$0.25	$(0.12)

Diluted net income (loss) per share — as reported	$0.12	$(0.11)	$0.25	$(0.12)

Basic and diluted net income (loss) per share — pro forma	$0.08	$(0.15)	$0.16	$(0.22)

Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.
NOTE 2 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2005 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,985	$14,880	$5,105
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,999	$17,894	$5,105

Amortization expense related to identifiable intangible assets was approximately $833,000 and $1,384,000 during the three months ended June 30, 2005 and 2004, respectively, and $1,956,000 and $3,728,000 during the six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows

AMOUNTS
(IN THOUSANDS)
Remaining six months ending December 31, 2005	$1,600
Year ending December 31, 2006	2,064
Year ending December 31, 2007	1,230
Year ending December 31, 2008	211

Total	$5,105

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
The activity related to the January 2004 reorganization during the six months ended June 30, 2005 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	June 30,
	2004	Payments	2005
	(IN THOUSANDS)
Workforce reduction	$442	$363	$79
Facility consolidation and other related costs	4,218	664	3,554

Total	$4,660	$1,027	$3,633

The accrued costs related to the 2004 reorganizations are expected to be paid in the following periods:

	TOTAL	2005	2006	2007	2008	2009	Thereafter
	(IN THOUSANDS)
Workforce reduction	$79	$79	$—	$—	$—	$—	$—
Facility consolidation and other related costs	3,554	578	1,226	1,210	168	180	192

Total	$3,633	$657	$1,226	$1,210	$168	$180	$192

In connection with prior reorganizations of its workforce, Forrester has consolidated its office space. As a result of these consolidations, Forrester has aggregate accrued facility consolidation costs of $274,000 as of June 30, 2005. The activity related to these costs during the six months ended June 30, 2005 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	June 30,
	2004	Payments	2005
	(IN THOUSANDS)
Facility costs	$677	$403	$274
These accrued facility costs are expected to be paid in the following periods:

	TOTAL	2005	2006
	(IN THOUSANDS)
Facility costs	$274	$185	$89
NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE
Basic net income per common share for the three and six months ended June 30, 2005 and basic and diluted net loss per common share for the three and six months ended June 30, 2004 were computed by dividing the net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
Basic weighted average common shares outstanding	21,511	22,074	21,561	22,165
Weighted average common equivalent shares	336	—	282	—

Diluted weighted average shares outstanding	21,847	22,074	21,843	22,165

During the three and six month periods ended June 30, 2005, approximately 3,039,000 and 3,137,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 5 – COMPREHENSIVE INCOME (LOSS)
The components of total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
Unrealized gain (loss) on marketable securities, net of taxes	$77	$(915)	$(361)	$(732)
Reclassification adjustment for realized gains in net income, net of taxes	—	—	(1,122)	—
Cumulative translation adjustment	(2)	95	726	(159)

Total other comprehensive income (loss)	$75	$(820)	$(757)	$(891)
Reported net income (loss)	2,724	(2,348)	5,463	(2,605)

Total comprehensive income (loss)	$2,799	$(3,168)	$4,706	$(3,496)

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
NOTE 7 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended June 30, 2005 and 2004, Forrester contributed approximately $163,000 and $600,000 to these investment funds, respectively. During the six months ended June 30, 2005 and 2004, Forrester contributed approximately $313,000 and $1.2 million to these investment funds, respectively, resulting in total cumulative contributions of approximately $18.2 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method. During the three and six months ended June 30, 2005, gross distributions of $213,000 and $580,000, respectively, were recorded and resulted in gains of $112,000 and $292,000, respectively, in the consolidated statements of income. During the three and six months ended June 30, 2005 and 2004 there were no impairments recorded. During the three months and six months ended June 30, 2005 and 2004, fund management charges of approximately $84,000 and $168,000 were included in other income, net for each period in the consolidated statements of income, respectively, bringing the total cumulative fund management charges paid by Forrester to approximately $2.1 million as of June 30, 2005. Fund management charges are recorded as a reduction of the investments’ carrying value.
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
NOTE 8 — STOCK REPURCHASE
In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. As of June 30, 2005, Forrester had repurchased approximately 3,743,000 shares of common stock at an aggregate cost of approximately $61.2 million.
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
The following tables present information about reportable segments. Segment information for the three and six months ended June 30, 2004 has been restated to conform to the current year’s presentation.

	Americas	EMEA	Asia Pacific	Consolidated
Three months ended June 30, 2005
Revenue	$29,546	$8,273	$1,427	$39,246
Direct Margin	10,716	547	666	11,929
Corporate expenses				(7,497)
Amortization of intangible assets				(833)
Reorganization costs				—

Income from operations				$3,599

Three months ended June 30, 2004
Revenue	$26,223	$7,296	$1,402	$34,921
Direct Margin	10,436	652	820	11,908
Corporate expenses				(7,980)
Amortization of intangible assets				(1,384)
Reorganization costs				(6,794)

Loss from operations				$(4,250)

Six months ended June 30, 2005
Revenue	$54,952	$15,144	$2,932	$73,028
Direct Margin	20,001	504	1,433	21,938
Corporate expenses				(14,311)
Amortization of intangible assets				(1,956)
Reorganization costs				—

Income from operations				$5,671

Six months ended June 30, 2004
Revenue	$49,367	$14,426	$2,857	$66,650
Direct Margin	19,507	936	1,665	22,108
Corporate expenses				(15,092)
Amortization of intangible assets				(3,728)
Reorganization costs				(8,751)

Loss from operations				$(5,463)

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
United States	$27,130	$23,788	$50,464	$44,863
Europe (excluding United Kingdom)	5,140	4,409	9,302	8,747
United Kingdom	3,126	3,298	5,953	6,224
Canada	2,127	1,613	3,836	3,222
Other	1,723	1,813	3,473	3,594

	$39,246	$34,921	$73,028	$66,650

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
United States	69%	68%	69%	67%
Europe (excluding United Kingdom)	13	13	13	13
United Kingdom	8	9	8	9
Canada	5	5	5	5
Other	5	5	5	6

	100%	100%	100%	100%

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of SFAS No. 123-R are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on Forrester’s results of operations. Forrester is currently assessing the transition method it will use upon adoption.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on Forrester’s financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the success of and demand for our research and advisory products and services, and our ability to achieve success as the industry consolidates. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services, the actual amount of the charge and any cost savings related to reductions in force and associated actions, and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.
Agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the “agreement value” of contracts to purchase research and advisory services provides a significant measure of our business volume. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at June 30, 2005. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

			Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Agreement Value (In Millions)	$130.0	$119.5	$10.5	8.8%
Client Retention	76.0%	74.0%	2%	2.7%
Dollar Retention	86.0%	85.0%	1%	1.2%
Enrichment	104.0%	106.0%	(2)%	(1.8)%
Number of clients	1,906	1,817	89	5%
The increase in agreement value from June 30, 2004 to June 30, 2005 is primarily due to an increase in the number of clients. Client retention and dollar retention increases in 2005 reflect an improving economic environment. The decrease in enrichment reflects shifting customer demand towards advisory services.
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
We consider the following accounting policies to be those that require that most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the SEC.
•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values. The amount of revenue recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. In certain cases, where estimates of fair value cannot be made for events or advisory services, the amounts are recognized ratably and included in research service revenues. While our historical business practice has been to offer membership contracts with a non-cancelable term, effective April 1, 2005, we offer clients a money back guarantee, which gives them the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date. As of June 30, 2005, deferred revenues and deferred commissions totaled $70.0 million and $6.7 million, respectively.

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $862,000 as of June 30, 2005. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds that totaled approximately $13.3 million as of June 30, 2005. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. During the three and six months ended June 30, 2005, we have no investments that have experienced a decline in value which we believe is permanent or temporary and accordingly no impairment charges have been recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND OTHER INTANGIBLE ASSETS. At June 30, 2005, we had goodwill and identified intangible assets with finite lives related to our acquisitions that totaled approximately $52.9 million and $5.1 million, respectively. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, an analysis is done which determines if the carrying amount of the reporting unit exceeds the fair value. The estimates of the reporting unit’s fair value are based on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2005, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $43.1 million as of June 30, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are incorrect.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Research services	61%	66%	66%	69%
Advisory services and other	39	34	34	31

Total revenues	100	100	100	100

Cost of services and fulfillment	42	41	41	41
Selling and marketing	33	33	34	34
General and administrative	11	11	12	11
Depreciation	2	3	2	3
Amortization of intangible assets	3	4	3	6
Reorganization costs	—	19	—	13

Income (loss) from operations	9	(11)	8	(8)
Other income, net	2	1	2	2
Realized gains on sales of securities	—	—	2	—
Realized gains on non-marketable investments	1	—	1	—

Income (loss) before income tax provision (benefit)	12	(10)	13	(6)
Income tax provision (benefit)	4	(3)	5	(2)

Net income (loss)	8%	(7)%	8%	(4)%

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Revenues (in millions)	$39.2	$34.9	4.3	12%
Revenues from research services (in millions)	$23.8	$23.0	0.8	3%
Advisory services and other revenues (in millions)	$15.4	$11.9	3.5	29%
Revenues attributable to customers outside of the United States (in millions)	$12.1	$11.1	1	9%
Revenues attributable to customers outside of the United States as a percentage of total revenues	31%	32%	(1)%	—

Number of events	3	3	—	—
The increase in total revenues as well as the increase in the number of clients is primarily attributable to improving economic conditions. Additionally, the effects of foreign currency translation contributed approximately a 1% positive effect on revenues in the three months ended June 30, 2005. No single client company accounted for more than 3% of revenues during the three months ended June 30, 2005 or 2004.
Research services revenues as a percentage of total revenues declined from 66% in the three months ended June 30, 2004 to 61% in the three months ended June 30, 2005 as customer demand is shifting towards advisory services. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services.
The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally. International revenues increased 9% to $12.1 million in the three months ended June 30, 2005 from $11.1 million in the three months ended June 30, 2004.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$16.5	$14.4	$2.1	15%
Cost of services and fulfillment as a percentage of total revenues	42%	41%	1%	—

Number of research employees	227	207	20	10%
The increase in cost of services and fulfillment and cost of services and fulfillment as a percentage of total revenues is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, increased survey costs and increased incentive compensation paid for the performance of advisory services.
SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$13.0	$11.6	$1.4	12%
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—
Number of selling and marketing employees	263	227	36	16%
The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs as well as to costs associated with the Forrester magazine, the first issue of which was published in February 2005.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$4.4	$4.0	$0.4	10%
General and administrative expenses as a percentage of total revenues	11%	11%	—	—
Number of general and administrative employees	95	79	16	20%
The increase in general and administrative expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs.
DEPRECIATION. Depreciation expense decreased 12% to $882,000 in the three months ended June 30, 2005 from $1.0 million in the three months ended June 30, 2004. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $833,000 in the three months ended June 30, 2005 from $1.4 million in the three months ended June 30, 2004. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets. Additionally, research content and registered trademarks that were acquired in connection with the acquisition of Giga Information Group, Inc. in 2003 were fully amortized by the end of 2004.

OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 14% to $754,000 during the three months ended June 30, 2005 from $662,000 during the three months ended June 30, 2004. The increase is primarily due to higher returns on invested capital.
REALIZED GAINS ON NON-MARKETABLE INVESTMENTS. Gains on non-marketable investments resulted from a distribution from one of our investments and totaled $112,000 and $57,000 in the three months ended June 30, 2005 and 2004, respectively.
REORGANIZATION COSTS. Reorganization costs in the three months ended June 30, 2004 consisted primarily of costs associated with lease losses and fixed-asset write-offs resulting from office vacancies.
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2005, we recorded an income tax provision of $1.7 million, which reflected an estimated annual effective tax rate of 39%. During the three months ended June 30, 2004, we recorded an income tax benefit of $1.2 million, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004 and an increase in our foreign earnings currently taxable in the U.S. as deemed dividends relative to our pre-tax income.
SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
REVENUES.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Revenues (in millions)	$73.0	$66.7	6.3	10%
Revenues from research services (in millions)	$47.2	$46.0	1.2	3%
Advisory services and other revenues (in millions)	$25.8	$20.6	5.2	25%
Revenues attributable to customers outside of the United States (in millions)	$22.6	$21.8	0.8	4%
Revenues attributable to customers outside of the United States as a percentage of total revenues	31%	33%	(2)%	—

Number of events	4	3	1	33%
The increase in total revenues as well as the increase in the number of clients is primarily attributable to improving economic conditions. Additionally, the effects of foreign currency translation contributed approximately a 1% positive effect on revenues in the six months ended June 30, 2005. No single client company accounted for more than 3% of revenues during the six months ended June 30, 2005 or 2004.
Research services revenues as a percentage of total revenues declined from 69% in the six months ended June 30, 2004 to 66% in the six months ended June 30, 2005 as customer demand is shifting towards advisory services. The increase in advisory services and other revenues is primarily attributable to increased demand for advisory services.
The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally. International revenues increased 4% to $22.6 million in the six months ended June 30, 2005 from $21.8 million in the six months ended June 30, 2004.
COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$30.3	$27.5	$2.8	10%
Cost of services and fulfillment as a percentage of total revenues	41%	41%	—	—
Number of research employees	227	207	20	10%

The increase in cost of services and fulfillment is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, increased survey costs and increased incentive compensation paid for the performance of advisory services.
SELLING AND MARKETING.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$24.9	$22.7	$2.2	10%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—
Number of selling and marketing employees	263	227	36	16%
The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs as well as to increased professional fees related to the Forrester magazine, the first issue of which was published in February 2005.
GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$8.5	$7.4	$1.1	15%
General and administrative expenses as a percentage of total revenues	12%	11%	1%	—
Number of general and administrative employees	95	79	16	20%
The increase in general and administrative expenses and general and administrative expenses as a percentage of total revenues is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs.
DEPRECIATION. Depreciation expense decreased 10% to $1.8 million in the six months ended June 30, 2005 from $2.0 million in the six months ended June 30, 2004. The decrease is primarily attributable to computer and software assets purchased prior to 2002 becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $2.0 million in the six months ended June 30, 2005 from $3.7 million in the six months ended June 30, 2004. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets. Additionally, research content and registered trademarks that were acquired in connection with the acquisition of Giga Information Group, Inc. in 2003 were fully amortized by the end of 2004.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 1% to $1.5 million during the six months ended June 30, 2005 from $1.4 million during the six months ended June 30, 2004. The increase is primarily due to higher returns on invested capital.
REALIZED GAINS ON SALES OF SECURITIES. Gains on sales of securities primarily resulted from the sale of the remaining total of approximately 89,000 shares of Greenfield Online, Inc. in March 2005.
REALIZED GAINS ON NON-MARKETABLE INVESTMENTS. Gains on non-marketable investments resulted from a distributions from one of our investments and totaled $112,000 and $57,000 in the six months ended June 30, 2005 and 2004, respectively.

REORGANIZATION COSTS. Reorganization costs in the six months ended June 30, 2004 consisted primarily of costs associated with lease losses and fixed-asset write-offs resulting from office vacancies.
PROVISION FOR INCOME TAXES. During the six months ended June 30, 2005, we recorded an income tax provision of $3.5 million, which reflected an effective tax rate of 39%. During the six months ended June 30, 2004, we recorded an income tax benefit of $1.3 million, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004 and an increase in our foreign earnings currently taxable in the U.S. as deemed dividends relative to our pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2005, are annually renewable and are generally payable in advance. We generated cash from operating activities of $16.5 million and $9.7 million during the six months ended June 30, 2005 and 2004, respectively. The increase in cash provided from operations is primarily attributable to the increase in our income from operations.
During the six months ended June 30, 2005, we generated $10.9 million of cash from investing activities, consisting primarily of $12.3 million received from net sales of marketable securities, offset by $2.0 million for capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two private equity investment funds over an expected period of five years. As of June 30, 2005, we had contributed approximately $18.2 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July, 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. As of June 30, 2005, we had contributed approximately $1.6 million to the annex fund. The timing of this additional investment is within the discretion of the fund.
During the six months ended June 30, 2005, we used $9.0 million of cash in financing activities, consisting of $11.2 million for repurchases of our common stock offset by $2.2 million in proceeds from the exercise of employee stock options and the issuance of common stock under our employee stock purchase plan.
In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During the six months ended June 30, 2005, we repurchased 698,000 shares of common stock at an aggregate cost of approximately $11.2 million. As of June 30, 2005, we had cumulatively repurchased approximately 3.7 million shares of common stock at an aggregate cost of approximately $61.2 million.
As of June 30, 2005, we had cash and cash equivalents of $55.2 million and marketable securities of $76.6 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of June 30, 2005, we had future contractual obligations as follows for operating leases*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2005	2006	2007	2008	2009	Thereafter
	(IN THOUSANDS)
Operating leases	$43,529	$5,599	$7,279	$7,544	$6,211	$7,246	$9,650

*	The above table does not include future minimum rentals to be received under subleases of $1.6 million. The above table also does not include the remaining $2.3 million of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT JUNE 30,
	2005	FY 2005	FY 2006	FY 2007
Cash equivalents	$41,012	$41,012	$—	$—
Weighted average interest rate	2.54%	2.54%	—	—

Federal agency obligations	$14,291	$—	$10,329	$3,962
State and municipal agency obligations	64,470	39,733	18,518	6,219
Corporate obligations	24,984	—	8,151	16,833
Less: Cash equivalents	(27,175)	(27,175)	—	—
Total Investments	$76,570	$12,558	$36,998	$27,014
Weighted average interest rate	2.93%	3.16%	2.51%	3.41%

Total portfolio	$117,582	$53,570	$36,998	$27,014
Weighted average interest rate	2.80%	2.69%	2.51%	3.41%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been related to non-U.S. dollar-denominated operating expenses in Canada and Asia, where we sell primarily in U.S. dollars. The introduction of the Euro as a common currency for members of the European Monetary Union has not, to date, had a significant impact on our financial position or results of operations. However, during each of the three and six months ended June 30, 2005, currency translation contributed approximately a 1% positive effect on our revenues. To date, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2005, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $22.3 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2005, the Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During each of the three months during the quarter ended June 30, 2005, we purchased the following number of shares of our common stock:

			Maximum Dollar Value
			that May Yet Be
		Average	Purchased Under the
	Total Number of	Price Paid	Stock Repurchase
Period	Shares Purchased	per Share	Program
April 1 – April 30	—	$—	$45,211
May 1 – May 31	254,100	$16.00	$44,957
June 1 – June 30	135,200	$17.25	$44,822

Total	389,300	$16.44	$44,822

All purchases of our common stock were made under the stock repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 10, 2005. At this meeting, George F. Colony, Michael H. Welles were re-elected as Class I Directors. Below are the votes by which each such director was elected:

	Total Vote	Total Vote Withheld
	For Directors	From Directors
George F. Colony	20,426,747	302,599
Michael H. Welles	19,969,709	759,637
ITEM 6. EXHIBITS
* 10.12 Form of Director’s Option Certificate
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

Date: August 8 , 2005

	By:	/s/ Warren Hadley

Warren Hadley
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: August 8, 2005

Exhibit Index

Exhibit No.	Document
*10.12	Form of Director’s Option Certificate

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensation arrangement.