Form 10-Q/A
period 2005-06-30
FORRESTER RESEARCH INC
filed 2006-02-24
CIK 1023313

FORM 10-Q/A
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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 5, 2005, 21,289,876 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

EXPLANATORY NOTE
We are filing this Quarterly Report on Form 10-Q/A (the “Amended Report”) to correct an error in the accounting for performance-based stock options to purchase 940,500 shares of common stock granted on March 31, 2005, reflected in our financial statements reported on Form 10-Q for the period ended June 30, 2005 (the “Original Report”). As a result of the error, we did not record non-cash stock-based compensation expense of approximately $290,000 for the three and six month periods ended June 30, 2005 as required by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We are filing this Amended Report in order to restate our financial statements to reflect this expense and the related income tax effect.
For the reason discussed above, we are filing this Amended Report in order to amend Part I. Item 1. “Financial Statements,” Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I. Item 4. “Controls and Procedures” and Part II. Item 6 “Exhibits” to the extent necessary to reflect the adjustment discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration this restatement. The remaining Items of our Original Report are not amended hereby.
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, August 8, 2005, and we have not updated the disclosures in this report to speak as of the later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$55,217	$37,328
Marketable securities	76,603	90,112
Accounts receivable, net	28,056	39,210
Deferred commissions	6,661	6,834
Prepaid expenses and other current assets	5,816	5,509

Total current assets	172,353	178,993

Long-term assets:
Property and equipment, net	6,558	6,410
Goodwill	52,921	52,875
Deferred income taxes	43,118	42,860
Non-marketable investments	13,287	13,430
Intangible assets, net	5,105	6,992
Other assets	973	1,312

Total long-term assets	121,962	123,879

Total assets	$294,315	$302,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,455	$3,741
Accrued expenses	25,910	26,928
Deferred revenue	69,961	72,357

Total current liabilities	98,326	103,026

Stockholders’ equity:
Preferred stock, $.01 par value Authorized — 500 shares Issued and outstanding-none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 24,916 and 24,729 shares as of June 30, 2005 and December 31, 2004, respectively
Outstanding — 21,173 and 21,684 shares as of June 30, 2005 and December 31, 2004, respectively	249	247
Additional paid-in capital	183,198	180,310
Retained earnings	76,273	71,077
Treasury stock, at cost — 3,743 and 3,045 shares as of June 30, 2005 and December 31, 2004, respectively	(61,243)	(50,056)
Accumulated other comprehensive loss	(2,488)	(1,732)

Total stockholders’ equity	195,989	199,846

Total liabilities and stockholders’ equity	$294,315	$302,872

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(UNAUDITED)
	(restated)		(restated)
Revenues:
Research services	$23,847	$23,046	$47,216	$46,035
Advisory services and other	15,399	11,875	25,812	20,615

Total revenues	39,246	34,921	73,028	66,650

Operating expenses:
Cost of services and fulfillment	16,673	14,377	30,450	27,516
Selling and marketing	13,065	11,605	24,967	22,665
General and administrative	4,484	3,985	8,518	7,396
Depreciation	882	1,026	1,756	2,057
Amortization of intangible assets	833	1,384	1,956	3,728
Reorganization costs	—	6,794	—	8,751

Total operating expenses	35,937	39,171	67,647	72,113

Income (loss) from operations	3,309	(4,250)	5,381	(5,463)

Other income (expense):
Other income, net	754	662	1,504	1,488
Realized gains on sales of securities	—	—	1,489	—
Realized gains on non-marketable investments	112	57	291	57

Income (loss) before income tax provision (benefit)	4,175	(3,531)	8,665	(3,918)

Income tax provision (benefit)	1,718	(1,183)	3,469	(1,313)

Net income (loss)	$2,457	$(2,348)	$5,196	$(2,605)

Basic and diluted net income (loss) per common share	$0.11	$(0.11)	$0.24	$(0.12)

Basic weighted average common shares outstanding	21,511	22,074	21,561	22,165

Diluted weighted average common shares outstanding	21,847	22,074	21,843	22,165

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
	(UNAUDITED)
	(restated)
Cash flows from operating activities:
Net income (loss)	$5,196	$(2,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	1,756	2,057
Amortization of intangible assets	1,956	3,728
Realized gains on sales of securities	(1,489)	—
Realized gains on non-marketable investments	(291)	(57)
Tax benefit from exercises of employee stock options	400	238
Deferred income taxes	198	(2)
Non-cash reorganization costs	—	1,844
Non-cash stock-based compensation	290	—
Amortization of premium on marketable securities	577	404
Changes in assets and liabilities, net of acquisition-
Accounts receivable	10,114	14,785
Deferred commissions	173	548
Prepaid expenses and other current assets	(531)	(717)
Accounts payable	(1,286)	279
Accrued expenses	(123)	(5,359)
Deferred revenue	(415)	(5,481)

Net cash provided by operating activities	16,525	9,662

Cash flows from investing activities:
Purchases of property and equipment	(1,983)	(1,279)
Purchases of non-marketable investments	—	(2,163)
Decrease in other assets	538	529
Purchases of marketable securities	(103,222)	(67,735)
Proceeds from sales and maturities of marketable securities	115,567	91,549

Net cash provided by investing activities	10,900	20,901

Cash flows from financing activities:
Proceeds from issuance of common stock	2,202	2,350
Acquisition of treasury stock	(11,187)	(9,178)
Structured stock repurchase	—	54

Net cash used in financing activities	(8,985)	(6,774)

Effect of exchange rate changes on cash and cash equivalents	(551)	(106)

Net increase in cash and cash equivalents	17,889	23,683

Cash and cash equivalents, beginning of period	37,328	22,385

Cash and cash equivalents, end of period	$55,217	$46,068

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$333	$477

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ended December 31, 2005, or any other period.
Forrester is restating the financial results included in its previously issued consolidated financial statements as of June 30, 2005 and for the periods ended June 30, 2005, to correct an error under GAAP relating to non-cash stock-based compensation expense. Such adjustments are reflected in the accompanying consolidated financial statements and notes thereto, as discussed in Note 2 below.
Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined it will continue to account for stock-based compensation for employees under APB No. 25 and elect the disclosure-only alternative under SFAS No. 123.
On March 31, 2005, Forrester issued stock options to its employees to purchase 940,500 shares of common stock. These options vest only if certain pro-forma earnings per share (“EPS”) goals are achieved for the year ended December 31, 2005. The vesting of these options will be over 24 or 36 months, or the options could be forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options are accounted for as options with variable terms until the performance criteria are met based upon 2005 financial performance, as the awards contain performance criteria that could result in the forfeiture of the entire stock option. For the three and six month periods ended June 30, 2005, Forrester recorded non-cash stock-based compensation expense of $290,000. The compensation expense represents the vested portion of the intrinsic value of the options granted and is based on an estimated vesting period of 36 months. The total non-cash stock-based compensation expense included in the consolidated statements of income is included in the following expense categories (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(UNAUDITED)
	(restated)		(restated)
Cost of services and fulfillment	$159	—	$159	—
Selling and marketing	63	—	63	—
General and administrative	68	—	68	—

Total	$290	—	$290	—

Compensation expense will be measured throughout the performance period based upon the intrinsic value of the options and will be recognized over the estimated vesting period.

If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three and six months ended June 30, 2005 and 2004 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(restated)		(restated)
Net income (loss), as reported	$2,457	$(2,348)	$5,196	$(2,605)
Add: Non-cash stock-based compensation expense	290	—	290	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,064)	(1,071)	(2,012)	(2,289)

Pro-forma net income (loss)	$1,683	$(3,419)	$3,474	$(4,894)

Basic and diluted net income (loss) per share — as reported	$0.11	$(0.11)	$0.24	$(0.12)

Basic and diluted net income (loss) per share — pro forma	$0.08	$(0.15)	$0.16	$(0.22)

Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 — RESTATEMENT
The previously issued consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005, have been restated to correct an error in the accounting for performance-based common stock options granted on March 31, 2005. On March 31, 2005, Forrester issued performance-based stock options to employees to purchase a total of 940,500 shares of common stock that are based upon attainment of 2005 financial goals. Because the number of option shares were not fixed at the time of grant, Forrester was required to account for these options as options with variable terms until the performance criteria were met. As a result, non-cash stock-based compensation expense of $290,000 related to this option grant, and $23,000 of related tax benefit, is reflected in the accompanying consolidated financial statements for the three and six month periods ended June 30, 2005.
The following lists the accounts in the consolidated statements of income and balance sheet that were affected by the aforementioned restatement, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on net income per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2005		JUNE 30, 2005
		(IN THOUSANDS, EXCEPT PER SHARE DATA)
	As restated	As reported	As restated	As reported
Cost of services and fulfillment	$16,673	$16,514	$30,450	$30,291
Selling and marketing	$13,065	$13,002	$24,967	$24,904
General and administrative	$4,484	$4,416	$8,518	$8,450
Total operating expenses	$35,937	$35,647	$67,647	$67,357
Income from operations	$3,309	$3,599	$5,381	$5,671
Income before income tax provision	$4,175	$4,465	$8,665	$8,955
Income tax provision	$1,718	$1,741	$3,469	$3,492
Net income	$2,457	$2,724	$5,196	$5,463
Basic net income per share	$0.11	$0.13	$0.24	$0.25
Diluted net income per share	$0.11	$0.12	$0.24	$0.25

	JUNE 30, 2005
	(IN THOUSANDS)
	As restated	As reported
Accrued expenses	$25,910	$25,933
Total current liabilities	$98,326	$98,349
Additional paid-in capital	$183,198	$182,908
Retained earnings	$76,273	$76,540
Total stockholders’ equity	$195,989	$195,966
All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.
NOTE 3 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2005 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,985	$14,880	$5,105
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,999	$17,894	$5,105

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

NOTE 4 — REORGANIZATIONS
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
NOTE 5 — NET INCOME (LOSS) PER COMMON SHARE

Basic net income per common share for the three and six months ended June 30, 2005 and basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 were computed by dividing the net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

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
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
The components of total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(IN THOUSANDS)
	(restated)		(restated)
Unrealized gain (loss) on marketable securities, net of taxes	$77	$(915)	$(361)	$(732)
Reclassification adjustment for realized gains in net income, net of taxes	—	—	(1,122)	—
Cumulative translation adjustment	(2)	95	726	(159)

Total other comprehensive income (loss)	$75	$(820)	$(757)	$(891)
Reported net income (loss)	2,457	(2,348)	5,196	(2,605)

Total comprehensive income (loss)	$2,532	$(3,168)	$4,439	$(3,496)

NOTE 7 — MARKETABLE INVESTMENT
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
NOTE 8 — NON-MARKETABLE INVESTMENTS
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

NOTE 10 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
During 2004, Forrester viewed its operations within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. Effective January 1, 2005, Forrester reorganized the operating groups as follows (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. All of the Operating Groups generate revenues through sales of the same research and advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, general and administrative expenses, depreciation expense, amortization of intangibles, non-cash stock-based compensation expense and reorganization charges. The accounting policies used by the reportable segments are the same as those used by Forrester.
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

	Americas	EMEA	Asia Pacific	Consolidated
Three months ended June 30, 2005 (restated)
Revenue	$29,546	$8,273	$1,427	$39,246
Direct Margin	10,716	547	666	11,929
Corporate expenses				(7,787)
Amortization of intangible assets				(833)
Reorganization costs				—

Income from operations				$3,309

Three months ended June 30, 2004
Revenue	$26,223	$7,296	$1,402	$34,921
Direct Margin	10,436	652	820	11,908
Corporate expenses				(7,980)
Amortization of intangible assets				(1,384)
Reorganization costs				(6,794)

Loss from operations				$(4,250)

Six months ended June 30, 2005 (restated)
Revenue	$54,952	$15,144	$2,932	$73,028
Direct Margin	20,001	504	1,433	21,938
Corporate expenses				(14,601)
Amortization of intangible assets				(1,956)
Reorganization costs				—

Income from operations				$5,381

Six months ended June 30, 2004
Revenue	$49,367	$14,426	$2,857	$66,650
Direct Margin	19,507	936	1,665	22,108
Corporate expenses				(15,092)
Amortization of intangible assets				(3,728)
Reorganization costs				(8,751)

Loss from operations				$(5,463)

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(IN THOUSANDS)
United States	$27,130	$23,788	$50,464	$44,863
Europe (excluding United Kingdom)	5,140	4,409	9,302	8,747
United Kingdom	3,126	3,298	5,953	6,224
Canada	2,127	1,613	3,836	3,222
Other	1,723	1,813	3,473	3,594

	$39,246	$34,921	$73,028	$66,650

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
United States	69%	68%	69%	67%
Europe (excluding United Kingdom)	13	13	13	13
United Kingdom	8	9	8	9
Canada	5	5	5	5
Other	5	5	5	6

	100%	100%	100%	100%

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
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
RESTATEMENT
On January 31, 2006, we announced that we would restate certain of our previously issued financial statements because they contained errors under accounting principles generally accepted in the United States of America (“GAAP”) relating to the accounting for performance-based stock options to purchase 940,500 shares of common stock granted on March 31, 2005. The necessary restatement required the recording of approximately $290,000 of non-cash stock-based compensation expense and $23,000 of related tax benefit, for the three and six month periods ended June 30, 2005.

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
•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $43.1 million as of June 30, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are incorrect.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(restated)		(restated)
Research services	61%	66%	66%	69%
Advisory services and other	39	34	34	31

Total revenues	100	100	100	100

Cost of services and fulfillment	43	41	42	41
Selling and marketing	33	33	34	34
General and administrative	11	11	12	11

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
	(restated)		(restated)
Depreciation	2	3	2	3
Amortization of intangible assets	3	4	3	6
Reorganization costs	—	19	—	13

Income (loss) from operations	8	(11)	7	(8)
Other income, net	2	1	2	2
Realized gains on sales of securities	—	—	2	—
Realized gains on non-marketable investments	—	—	1	—

Income (loss) before income tax provision (benefit)	10	(10)	12	(6)
Income tax provision (benefit)	4	(3)	5	(2)

Net income (loss)	6%	(7)%	7%	(4)%

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Revenues (in millions)	$39.2	$34.9	4.3	12%
Revenues from research services (in millions)	$23.8	$23.0	0.8	3%
Advisory services and other revenues (in millions)	$15.4	$11.9	3.5	29%
Revenues attributable to customers outside of the United States (in millions)	$12.1	$11.1	1	9%
Revenues attributable to customers outside of the United States as a percentage of total revenues	31%	32%	(1)%	—
Number of events	3	3	—	—
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
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$16.7	$14.4	$2.3	16%
Cost of services and fulfillment as a percentage of total revenues	43%	41%	2%	5%

Number of research employees	227	207	20	10%
The increase in cost of services and fulfillment both in dollars and a percentage of total revenues is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant, increased survey costs and increased incentive compensation paid for the performance of advisory services.

SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$13.1	$11.6	$1.5	13%
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—
Number of selling and marketing employees	263	227	36	16%
The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount, annual increases in compensation costs, costs associated with the Forrester magazine, the first issue of which was published in February 2005, and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$4.5	$4.0	$0.5	13%
General and administrative expenses as a percentage of total revenues	11%	11%	—	—
Number of general and administrative employees	95	79	16	20%
The increase in general and administrative expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount, annual increases in compensation costs and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.
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
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2005, we recorded an income tax provision of $1.7 million, which reflected an estimated annual effective tax rate of 41%. During the three months ended June 30, 2004, we recorded an income tax benefit of $1.2 million, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004 and an increase in our foreign earnings currently taxable in the U.S. as deemed dividends relative to our pre-tax income.
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
COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$30.5	$27.5	$3.0	11%
Cost of services and fulfillment as a percentage of total revenues	42%	41%	1%	2%
Number of research employees	227	207	20	10%
The increase in cost of services and fulfillment both in dollars and as a percentage of total revenues is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant, increased survey costs and increased incentive compensation paid for the performance of advisory services.
SELLING AND MARKETING.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$25.0	$22.7	$2.3	10%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—
Number of selling and marketing employees	263	227	36	16%

The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount, annual increases in compensation costs, costs associated with the Forrester magazine, the first issue of which was published in February 2005, and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.

GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$8.5	$7.4	$1.1	15%
General and administrative expenses as a percentage of total revenues	12%	11%	1%	9%
Number of general and administrative employees	95	79	16	20%
The increase in general and administrative expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation expense resulting from an increase in average headcount, annual increases in compensation costs and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.
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
PROVISION FOR INCOME TAXES. During the six months ended June 30, 2005, we recorded an income tax provision of $3.5 million, which reflected an effective tax rate of 40%. During the six months ended June 30, 2004, we recorded an income tax benefit of $1.3 million, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004 and an increase in our foreign earnings currently taxable in the U.S. as deemed dividends relative to our pre-tax income.
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
ITEM 4. CONTROLS AND PROCEDURES
On January 31, 2006 we announced that certain of our previously issued financial statements contained an error under accounting principles generally accepted in the United States of America (“GAAP”) relating to the recording of non-cash stock-based compensation expense for performance-based stock options granted to employees on March 31, 2005. As a result, we determined that we needed to restate our financial statements for the period ended June 30,

2005. For a more detailed discussion regarding this restatement, see Note 2 to our consolidated financial statements included herein.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. As part of this evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed a material weakness with respect to our internal controls over financial reporting related to accounting for stock-based compensation. The material weakness resulted from weaknesses in the operation of controls established to ensure that any new option grants were properly accounted for. Based on this evaluation, management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were not operating effectively as of June 30, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement discussed above, our reporting and disclosure procedures have been subsequently modified to correct this situation, with the individuals responsible for the inadvertent error being appropriately educated. In addition, in connection with our preparation for the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, additional review procedures are being devised and are expected to be implemented shortly and we have allocated more resources to accounting for stock-based compensation.

PART II. OTHER INFORMATION
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

Date: February 24, 2006
By: /s/ Warren Hadley

Warren Hadley
Chief Financial Officer and Treasurer (principal
financial and accounting officer)
Date: February 24, 2006

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.