Form 10-Q/A
period 2005-09-30
FORRESTER RESEARCH INC
filed 2006-02-24
CIK 1023313

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

FORRESTER RESEARCH, INC.

EXPLANATORY NOTE
We are filing this Quarterly Report on Form 10-Q/A (the “Amended Report”) to correct an error in the accounting for performance-based stock options to purchase 940,500 shares of common stock granted on March 31, 2005, reflected in our financial statements reported on Form 10-Q for the period ended September 30, 2005 (the “Original Report”). As a result of the error, we did not record non-cash stock-based compensation expense of approximately $729,000 and $1,019,000 for the three and nine month periods ended September 30, 2005 as required by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We are filing this Amended Report in order to restate our financial statements to reflect this expense and the related income tax effect.
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
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, November 8, 2005, and we have not updated the disclosures in this report to speak as of the later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,468	$37,328
Marketable securities	82,090	90,112
Accounts receivable, net	28,653	39,210
Deferred commissions	6,314	6,834
Prepaid expenses and other current assets	5,626	5,509

Total current assets	175,151	178,993

Long-term assets:
Property and equipment, net	6,080	6,410
Goodwill	52,915	52,875
Deferred income taxes	43,283	42,860
Non-marketable investments	13,493	13,430
Intangible assets, net	4,320	6,992
Other assets	780	1,312

Total long-term assets	120,871	123,879

Total assets	$296,022	$302,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,956	$3,741
Accrued expenses	26,379	26,928
Deferred revenue	67,671	72,357

Total current liabilities	96,006	103,026

Stockholders’ equity:
Preferred stock, $.01 par value Authorized — 500 shares Issued and outstanding — none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 25,267 and 24,729 shares as of September 30, 2005 and December 31, 2004, respectively
Outstanding — 21,280 and 21,684 shares as of September 30, 2005 and December 31, 2004, respectively	253	247
Additional paid-in capital	189,777	180,310
Retained earnings	78,831	71,077
Treasury stock, at cost — 3,987 and 3,045 shares as of September 30, 2005 and December 31, 2004, respectively	(66,314)	(50,056)
Accumulated other comprehensive loss	(2,531)	(1,732)

Total stockholders’ equity	200,016	199,846

Total liabilities and stockholders’ equity	$296,022	$302,872

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
		(UNAUDITED)
	(restated)		(restated)
Revenues:
Research services	$24,987	$23,544	$72,203	$69,579
Advisory services and other	14,038	10,335	39,850	30,950

Total revenues	39,025	33,879	112,053	100,529

Operating expenses:
Cost of services and fulfillment	15,758	13,266	46,207	40,782
Selling and marketing	12,717	11,036	37,685	33,701
General and administrative	4,843	4,291	13,361	11,687
Depreciation	859	744	2,615	2,801
Amortization of intangible assets	786	1,384	2,742	5,112
Reorganization costs	—	—	—	8,751

Total operating expenses	34,963	30,721	102,610	102,834

Income (loss) from operations	4,062	3,158	9,443	(2,305)

Other income:
Other income, net	722	680	2,226	2,168
Realized gains on sales of securities	—	678	1,489	678
Realized gains on non-marketable investments	241	313	532	370

Income before income tax provision	5,025	4,829	13,690	911

Income tax provision	2,467	1,618	5,936	305

Net income	$2,558	$3,211	$7,754	$606

Basic net income per common share	$0.12	$0.15	$0.36	$0.03

Diluted net income per common share	$0.12	$0.14	$0.35	$0.03

Basic weighted average common shares outstanding	21,287	21,952	21,470	22,094

Diluted weighted average common shares outstanding	21,931	22,345	21,872	22,577

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
	(UNAUDITED)
	(restated)
Cash flows from operating activities:
Net income	$7,754	$606
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,615	2,801
Amortization of intangible assets	2,742	5,112
Realized gains on sales of securities	(1,489)	(678)
Realized gains on non-marketable investments	(532)	(370)
Tax benefit from exercises of employee stock options	1,243	256
Deferred income taxes	(739)	(2)
Non-cash reorganization costs	—	1,541
Non-cash stock-based compensation	1,019	—
Increase in provision for doubtful accounts	100	224
Amortization of premium on marketable securities	829	635
Changes in assets and liabilities, net of acquisition —
Accounts receivable	9,282	15,541
Deferred commissions	520	849
Prepaid expenses and other current assets	(294)	(296)
Accounts payable	(1,785)	(116)
Accrued expenses	1,234	(3,722)
Deferred revenue	(2,572)	(8,770)

Net cash provided by operating activities	19,927	13,611

Cash flows from investing activities:
Purchases of property and equipment	(2,376)	(2,423)
Purchases of non-marketable investments	(300)	(2,263)
Proceeds from non-marketable investments	516	—
Decrease in other assets	788	842
Purchases of marketable securities	(179,612)	(107,478)
Proceeds from sales and maturities of marketable securities	185,776	121,623

Net cash provided by investing activities	4,792	10,301

Cash flows from financing activities:
Proceeds from issuance of common stock	7,201	2,959
Acquisition of treasury stock	(16,258)	(12,623)
Structured stock repurchase	—	54

Net cash used in financing activities	(9,057)	(9,610)

Effect of exchange rate changes on cash and cash equivalents	(522)	(66)

Net increase in cash and cash equivalents	15,140	14,236

Cash and cash equivalents, beginning of period	37,328	22,385

Cash and cash equivalents, end of period	$52,468	$36,621

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$509	$1,201

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
Forrester is restating the financial results included in its previously issued consolidated financial statements as of September 30, 2005 and for the periods ended September 30, 2005, to correct an error under GAAP relating to non-cash stock-based compensation expense. Such adjustments are reflected in the accompanying consolidated financial statements and notes thereto, as discussed in Note 2 below.
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
On March 31, 2005, Forrester issued stock options to its employees to purchase 940,500 shares of common stock. These options vest only if certain pro-forma earnings per share (“EPS”) goals are achieved for the year ended December 31, 2005. The vesting of these options will be over 24 or 36 months, or the options could be forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options are accounted for as options with variable terms until the performance criteria are met based upon 2005 financial performance, as the awards contain performance criteria that could result in the forfeiture of the entire stock option. For the three and nine month periods ended September 30, 2005, Forrester recorded non-cash stock-based compensation expense of $729,000 and $1,019,000, respectively. The compensation expense represents the vested portion of the intrinsic value of the options granted and is based on an estimated vesting period of 36 months. The total non-cash stock-based compensation expense included in the consolidated statements of income is included in the following expense categories (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(UNAUDITED)
	(restated)		(restated)
Cost of services and fulfillment	$400	—	$559	—
Selling and marketing	158	—	221	—
General and administrative	171	—	239	—

Total	$729	—	$1,019	—

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

If compensation cost for Forrester’s stock option plans had been determined using the fair value method prescribed in SFAS No. 123, net income (loss) for the three and nine months ended September 30, 2005 and 2004 would have been approximately as follows (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS)		(IN THOUSANDS)
	(restated)		(restated)
Net income, as reported	$2,558	$3,211	$7,754	$606
Add: Non-cash stock-based compensation expense	729	—	1,019	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(973)	(1,045)	(2,919)	(3,334)

Pro-forma net income (loss)	$2,314	$2,166	$5,854	$(2,728)

Basic net income per share — as reported	$0.12	$0.15	$0.36	$0.03

Diluted net income per share — as reported	$0.12	$0.14	$0.35	$0.03

Basic net income (loss) per share — pro forma	$0.11	$0.10	$0.27	$(0.12)

Diluted net income (loss) per share — pro forma	$0.11	$0.10	$0.27	$(0.12)

Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.

NOTE 2 — RESTATEMENT
The previously issued consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005, have been restated to correct an error in the accounting for performance-based common stock options granted on March 31, 2005. On March 31, 2005, Forrester issued performance-based stock options to employees to purchase a total of 940,500 shares of common stock that are based upon attainment of 2005 financial goals. Because the number of option shares were not fixed at the time of grant, Forrester was required to account for these options as options with variable terms until the performance criteria were met. As a result, non-cash stock-based compensation expense of $729,000 and $1,019,000 related to this option grant, and $60,000 and $83,000 of related tax benefit, is reflected in the accompanying consolidated financial statements for the three and nine month periods ended September 30, 2005, respectively.
The following lists the accounts in the consolidated statements of income and balance sheet that were affected by the aforementioned restatement, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on net income per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2005		SEPTEMBER 30, 2005
		(IN THOUSANDS, EXCEPT PER SHARE DATA)
	As restated	As reported	As restated	As reported
Cost of services and fulfillment	$15,758	$15,358	$46,207	$45,648
Selling and marketing	$12,717	$12,559	$37,685	$37,464
General and administrative	$4,843	$4,672	$13,361	$13,122
Total operating expenses	$34,963	$34,234	$102,610	$101,591
Income from operations	$4,062	$4,791	$9,443	$10,462
Income before income tax provision	$5,025	$5,754	$13,690	$14,709
Income tax provision	$2,467	$2,527	$5,936	$6,019
Net income	$2,558	$3,227	$7,754	$8,690
Basic net income per share	$0.12	$0.15	$0.36	$0.40
Diluted net income per share	$0.12	$0.15	$0.35	$0.40

	SEPTEMBER 30, 2005
	(IN THOUSANDS)
	As restated	As reported
Accrued expenses	$26,379	$26,462
Total current liabilities	$96,006	$96,089
Additional paid-in capital	$189,777	$188,758
Retained earnings	$78,831	$79,767
Total stockholders’ equity	$200,016	$199,933
All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

NOTE 3 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of September 30, 2005 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,960	$15,640	$4,320
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,974	$18,654	$4,320

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

NOTE 6 — COMPREHENSIVE INCOME
The components of total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
	(restated)		(restated)
Unrealized (loss) gain on marketable securities, net of taxes	$(103)	$1,487	$(464)	$756
Reclassification adjustment for realized gains in net income, net of taxes	—	—	(1,122)	—
Cumulative translation adjustment	61	(94)	787	(253)

Total other comprehensive (loss) income	$(42)	$1,393	$(799)	$503
Reported net income	2,558	3,211	7,754	606

Total comprehensive income	$2,516	$4,604	$6,955	$1,109

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

	Americas	EMEA	Asia Pacific	Consolidated
Three months ended September 30, 2005 (restated)
Revenue	$30,087	$7,518	$1,420	$39,025
Direct Margin	12,270	598	496	13,364
Corporate expenses				(8,516)
Amortization of intangible assets				(786)
Reorganization costs				—

Income from operations				$4,062

Three months ended September 30, 2004
Revenue	$25,722	$6,786	$1,371	$33,879
Direct Margin	10,969	788	787	12,544
Corporate expenses				(8,002)
Amortization of intangible assets				(1,384)
Reorganization costs				—

Income from operations				$3,158

Nine months ended September 30, 2005 (restated)
Revenue	$85,039	$22,662	$4,352	$112,053
Direct Margin	32,272	1,102	1,929	35,303
Corporate expenses				(23,118)
Amortization of intangible assets				(2,742)
Reorganization costs				—

Income from operations				$9,443

Nine months ended September 30, 2004
Revenue	$75,089	$21,212	$4,228	$100,529
Direct Margin	30,476	1,724	2,452	34,652
Corporate expenses				(23,094)
Amortization of intangible assets				(5,112)
Reorganization costs				(8,751)

Loss from operations				$(2,305)

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
	(IN THOUSANDS)
United States	$27,681	$22,813	$78,142	$67,676
Europe (excluding United Kingdom)	4,657	4,728	13,958	13,475
United Kingdom	2,983	2,871	8,936	9,095
Canada	1,843	1,651	5,679	4,874
Other	1,861	1,816	5,338	5,409

	$39,025	$33,879	$112,053	$100,529

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
United States	71%	67%	70%	67%
Europe (excluding United Kingdom)	12	14	12	13
United Kingdom	8	9	8	9
Canada	5	5	5	5
Other	4	5	5	6

	100%	100%	100%	100%

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
RESTATEMENT
On January 31, 2006, we announced that we would restate certain of our previously issued financial statements because they contained errors under GAAP relating to the accounting for performance-based stock options to purchase 940,500 shares of common stock granted on March 31, 2005. The necessary restatement required the recording of approximately $729,000 and $1,019,000 of non-cash stock-based compensation expense and $60,000 and $83,000 of related tax benefit, for the three and nine month periods ended September 30, 2005, respectively.
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

•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga) that totaled approximately $43.3 million as of September 30, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are incorrect.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Research services	64%	69%	64%	69%
Advisory services and other	36	31	36	31

Total revenues	100	100	100	100

Cost of services and fulfillment	40	39	41	40
Selling and marketing	33	33	34	33
General and administrative	12	13	12	12
Depreciation	2	2	2	3
Amortization of intangible assets	2	4	2	5
Reorganization costs	—	—	—	9

Income (loss) from operations	11	9	9	(2)
Other income, net	2	2	2	2
Realized gains on sales of securities	—	2	1	1
Realized gains on non-marketable investments	—	1	—	—

Income before income tax provision	13	14	12	1
Income tax provision	6	5	5	—

Net income	7%	9%	7%	1%

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
REVENUES.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Revenues (in millions)	$39.0	$33.9	5.1	15%
Revenues from research services (in millions)	$25.0	$23.5	1.5	6%
Advisory services and other revenues (in millions)	$14.0	$10.3	3.7	36%
Revenues attributable to customers outside of the United States (in millions)	$11.3	$11.1	0.2	2%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	33%	(4)%	(12)%

Number of events	1	1	—	—
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
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$15.8	$13.3	$2.5	19%
Cost of services and fulfillment as a percentage of total revenues	40%	39%	1%	3%

Number of research and fulfillment employees	317	265	52	20%
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
SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$12.7	$11.0	$1.7	15%
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—
Number of selling and marketing employees	254	218	36	17%
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
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$4.8	$4.3	$0.5	12%
General and administrative expenses as a percentage of total revenues	12%	13%	(1)%	(8)%
Number of general and administrative employees	95	85	10	12%
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
PROVISION FOR INCOME TAXES. During the three months ended September 30, 2005, we recorded an income tax provision of $2.5 million, which reflected an effective tax rate of 49%. During the three months ended September 30, 2004, we recorded an income tax provision of $1.6 million, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004, and an increase relative to our pre-tax income of the non-deductible amortization of bond premium paid on tax-exempt bonds.
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
COST OF SERVICES AND FULFILLMENT.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$46.2	$40.8	$5.4	13%
Cost of services and fulfillment as a percentage of total revenues	41%	40%	1%	3%
Number of research fulfillment employees	317	265	52	20%
The increase in cost of services and fulfillment both in dollars and as a percentage of total revenues is primarily attributable to increased compensation costs resulting from an increase in the number of research employees and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant, increased survey costs and increased incentive compensation paid for the performance of advisory services.
SELLING AND MARKETING.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Selling and marketing expenses millions)	$37.7	$33.7	$4.0	12%
Selling and marketing expenses as a percentage of total revenues	34%	33%	1%	3%
Number of selling and marketing employees	254	218	36	17%
The increase in selling and marketing expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation expense resulting from an increase in average headcount, annual increases in compensation costs, costs associated with the Forrester magazine, the first issue of which was published in February 2005, and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.
GENERAL AND ADMINISTRATIVE.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$13.4	$11.7	$1.7	15%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
Number of general and administrative employees	95	85	10	12%

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
PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2005, we recorded an income tax provision of $5.9 million, which reflected an effective tax rate of 43%. During the nine months ended September 30, 2004, we recorded an income tax provision of $305,000, which reflected an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income relative to our pre-tax income in 2005 as compared to 2004, and an increase relative to our pre-tax income of the non-deductible amortization of bond premium paid on tax-exempt bonds.
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
ITEM 4. CONTROLS AND PROCEDURES
On January 31, 2006 we announced that certain of our previously issued financial statements contained an error under accounting principles generally accepted in the United States of America (“GAAP”) relating to the recording of non-cash stock-based compensation expense for performance-based stock options granted to employees on March 31, 2005. As a result, we determined that we needed to restate our financial statements for the period ended September 30, 2005. For a more detailed discussion regarding this restatement, see Note 2 to our consolidated financial statements included herein.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. As part of this evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed a material weakness with respect to our internal controls over financial reporting related to accounting for stock-based compensation. The material weakness resulted from weaknesses in the operation of controls established to ensure that any new option grants were properly accounted for. Based on this evaluation, management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were not operating effectively as of September 30, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatement discussed above, our internal controls over financial reporting have been subsequently modified to correct this situation, with the individuals responsible for the inadvertent error being appropriately educated. In addition, in connection with our preparation for the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, additional review procedures are being devised and are expected to be implemented shortly and we have allocated more resources to accounting for stock-based compensation.

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