Form 10-Q/A
period 2005-09-30
FORRESTER RESEARCH INC
filed 2006-02-28
CIK 1023313

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

Date: February 28, 2006

	By:	/s/ Warren Hadley

Warren Hadley
Chief Financial Officer and Treasurer (principal
financial and accounting officer)

Date: February 28, 2006

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.