Form 10-K
period 2005-12-31
FORRESTER RESEARCH INC
filed 2006-03-15
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of Each Class
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 off the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $232,037,017.

As of March 10, 2006, 21,353,710 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders for the year ended December 31, 2005 are incorporated by reference into Part III hereof.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward- looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

Forrester Research, Inc. is an independent technology and market research company that conducts research and provides pragmatic and forward-thinking advice about technology’s impact on business and consumers. We offer products and services in four major areas: Research, Data, Consulting and Community. Our products and services are targeted to senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with us to align their technology investments with their business goals.

Research serves as the foundation for all our offerings and consists primarily of annual memberships to our WholeView® Research that provide comprehensive access to our core research on a wide range of business and technology topics. These include the impact that the application of technologies may have on business models, operational strategy, financial results, investment priorities, organizational effectiveness, and staffing requirements. In addition to our WholeView Research, we also provide several client-focused products and services in our Data, Consulting, and Community offerings. Each of these allow our clients to interact directly with analysts and explore in greater detail the issues and topics covered by our WholeView Research on a client-specific basis.

We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 21, 1996. In February 2003, we acquired Giga Information Group, Inc., or Giga, a global technology advisory firm. Giga’s products and services enhanced our offerings by providing objective research, pragmatic advice and personalized consulting on information technology. We have worked carefully to integrate Giga into Forrester in a manner that preserves and enhances the core features that both companies’ customers have valued most.

Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, which is applicable to our officers, directors and employees, including our principal executive, financial and accounting officers, is posted on the investor information section of our website. We will provide a copy of the Code, free of charge, upon request.

Industry Background

Emerging technologies play a central role in companies’ efforts to remain both competitive and cost-efficient in an increasingly complex global business environment. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

Consequently, companies rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the integrated use of technology in business.

Forrester’s Solution

Our business and technology expertise enables us to offer our clients the best available research on changing business models and technologies, technology investments, implementation changes, and customer trends. Our solution provides our clients with:

WholeView 2.  We provide our clients with a comprehensive and unified view of technology’s impact on business, which we call the WholeView, the primary component of which is WholeView 2 Research which provides our clients with comprehensive access to our core research offerings. Our WholeView 2 Research combines with our Data, Consulting and Community engagement opportunities to offer clients access to the research, data, analysts, and peer insights they need to:

•	Assess potential new markets, competitors, products, and services.

•	Anticipate technology-driven business model shifts.

•	Understand how technology affects consumers and can improve business processes.

•	Educate, inform, and align strategic decision-makers in their organizations.

•	Navigate technology implementation challenges and optimize technology investments.

•	Capitalize on emerging technologies.

A Unified Set of Services to Build Business and Technology Strategies.  Clients may combine our WholeView 2 Research with Data, Consulting and Community offerings to enhance their understanding and the value of the core research offerings on a customer-specific basis.

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

Forrester’s Strategy

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

Leveraging the WholeView.  Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform and research methodologies to both increase sales of our existing research and introduce innovative new products. Our Data, Consulting, and Community offerings complement, enhance and supplement our research offerings, and many are designed to address clients’ customized needs.

Using Targeted, Global Sales Channels.  We sell our products and services directly through our global sales force in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations. Effective January 2005, we redefined our geographic regions to more closely align with our client base. Our three regions are now Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new units and divisions within our existing client companies. We believe that within our client base of 2,007 client companies as of December 31, 2005 there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

WholeView 2 Research addresses the interplay of business demands and technology capabilities through two components: Business View and IT View.

•	Business View consists of research targeting industry-specific challenges, trends, and best practices. This research is particularly targeted to marketers, business strategists, product developers, and customer experience managers.

•	Technographics. Technographics provides primary data and quantitative research that analyzes how technology is considered, bought, and used by consumers and businesses. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 260,000 households in North America and Europe, which is analyzed and categorized into relevant market segments to help organizations capitalize on changing consumer behavior. Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others.

•	The Forrester Wave. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave includes an Excel spreadsheet that allows clients to compare products and get in-depth data and analysis about each one and tools to develop a custom shortlist based on the client’s unique requirements. The Forrester Wave has replaced TechRankings as our primary mechanism for evaluating enterprise technologies.

•	IT View consists of research that provides an extensive focus on information technology management and technology investment issues, as well as developments in technology products and services. This research delivers insight into the issues challenging IT professionals, technology product designers, and marketers and business strategists at technology providers. In general, IT View is comprised of the research that previously formed Giga’s core research product together with selected relevant reports from the Forrester Wave.

Clients subscribing to our WholeView 2 Research may choose between two membership levels:

•	WholeView 2 Member Licenses include access to the written research, as well as Inquiry with all analysts, one Event seat, and access to Forrester Teleconferences.

•	Inquiry. Inquiry enables clients to contact any of our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our Research Help Desk (formerly Client Resource Center).

•	Event Seat. Events bring together senior executives for one- or multi-day conferences to network with their peers and to hear business leaders discuss the impact of technology on business.

•	Forrester Teleconferences. Forrester Teleconferences are hour-long audio conferences on selected topics that typically are held daily. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees.

•	WholeView 2 Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our Research Help Desk, which is a call center dedicated to providing additional information about our research, methodologies, coverage areas, and sources. The Research Help Desk is available on demand to help clients navigate our website, find relevant data and forecasts, and put clients in contact with the appropriate analyst for inquiries.

Data

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our Technographics research or choose to have us conduct data analysis on their behalf. Our Data products include:

•	Consumer Technographics Data & Services. Our Technographics Data & Services leverage our core research findings to provide an in-depth understanding of how consumers buy, think about, and use technology. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technology Adoption Study, European Consumer Technology Adoption Study, Hispanic American Technology Adoption Study, and Asia Pacific Consumer Technology Adoption Study. Additionally, clients have access to a Technographics data specialist to help them use the research effectively to meet their specific business needs.

•	Business Technographics Data & Services. Business Technographics annually surveys more than 10,000 business and IT executives at North American, European, and Asia Pacific large enterprises and small and midsize businesses. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Business Technographics clients also have access to a Technographics data specialist and input into the survey design.

•	Custom Consumer Research. Leveraging our experience and data from our Technographics research, our Custom Consumer Research advisors collaborate with clients to design research agendas aimed at understanding those clients’ customers. The Custom Consumer Research team thoroughly assesses each project to recommend a methodology that will best answer our clients’ strategic questions. We employ a wide range of methodologies to accomplish this, including custom surveys, custom segmentations, in-depth interviews, and focus groups.

•	Forrester’s Ultimate Consumer Panel. Forrester’s Ultimate Consumer Panel is an opt-in panel that leverages technology to passively and continuously capture a large amount of offline and online consumer behavior. The panel comprises more than 8,000 U.S. households from whom we collect electronic monthly credit card statements, bank account statements, and credit card bureau data, as well as regular survey data. Ultimate data helps clients benchmark themselves against competitors, evaluate the effectiveness of pricing and packaging strategies, and address a broad range of strategic marketing issues.

Consulting

Our Consulting services leverage our WholeView 2 Research to deliver customized research to assist clients in executing technology and business strategy, assessing viable initiatives for competitive technology gains, and making large technology investments. Specifically, we help our clients, via custom research with:

•	Market Strategy

•	Effective Use of Technology

•	Innovation & Organizational Design

•	Supply & Demand Networks

•	IT Sourcing

We also offer Website Reviews that provide targeted, action-oriented assessments of clients’ websites, extranets, or intranets. Feedback is based on comprehensive examination of the clients’ website and web strategies.

Community

Our Community offerings are designed to foster effective connections between peers, analysts and the relevant research. Each of our Community programs provides exclusive networking opportunities, advice on best practices, and targeted analysis. Community products and services include annual memberships in the Forrester Leadership Boards (formerly the Forrester Oval Program), participation in Boot Camps, and attendance at Forrester Events.

•	Forrester Leadership Boards. Our Forrester Leadership Boards are exclusive offerings for senior executives at large companies worldwide. Clients may choose to participate in one or more Forrester Leadership Boards. Memberships are available in the CIO Group and the CMO Group and in additional technology, marketing, and vendor programs. In addition to a Member license to access our WholeView 2 research, members of our Forrester Leadership Boards receive access to the following:

•	senior analyst teams for individual research-related questions,

•	membership-directed research which includes comprehensive coverage of industry trends and best practices,

•	exclusive industry-specific benchmark data, and

•	peer-to-peer networking through premier event meetings and group audio-conferences.

•	Boot Camps. Boot Camps focus on Web design and strategy and the customer experience across multiple interaction channels.

•	Forrester Events. We host multiple Events in various locations in North America and Europe throughout the year. Events build upon past Forrester and Giga conferences to bring together senior executives to network with their peers and to hear business leaders discuss the impact of technology on business.

Pricing and Contract Size

We report our revenue from client contracts in two categories of revenue: (1) research and (2) advisory services and other. All the product and service offerings listed above are comprised of research, advisory services and other, or some combination of the two. Research offerings principally generate research revenues, and Consulting offerings consist solely of advisory services revenues. Our Data and Community offerings, however, generate a combination of research and advisory services and other revenues. Within Data, we classify revenue from our Technographics Data & Services and Forrester Ultimate Consumer Panel product as research revenue, and revenue from Custom Consumer Research as advisory services revenue. Within Community, revenue from memberships to the Forrester Leadership Boards is classified as research services revenue, and revenue from Boot Camps and Forrester Events is classified as other revenue in our advisory services and other revenue classification.

Contract pricing for annual memberships for research only is principally a function of the number of recipients at the client. Pricing of contracts for research and advisory services is a function of the number of research recipients, and the amount and type of advisory services. The average contract for annual memberships for research only at December 31, 2005 was approximately $40,600, an increase of 1% from $40,300 at December 31, 2004. The average contract for an annual membership for research which also included advisory services at December 31, 2005 was approximately $85,800, a decrease of 9% from $94,600 at December 31, 2004.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 8% to $148.6 million at December 31, 2005 from $137.1 million at December 31, 2004.

Research Analysts and Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. Our research provides consistent research themes and comprehensive coverage of business and technology issues across our coverage areas.

We ascertain the issues important to technology users through thousands of interactions and surveys with vendors and business, marketing, and IT professionals, and accordingly, the majority of our research is focused on the issues our clients face each day. We use the following primary research inputs:

•	Confidential interviews with early adopters and mainstream users of new technologies.

•	In-depth interviews with technology vendors and suppliers of related services.

•	Ongoing briefings with vendors to review current positions and future directions.

•	Continuous dialogue with our clients to identify technology issues in the marketplace.

Our Technographics research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

The Forrester Wave combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive spreadsheets, databases, and reports.

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

Sales and Marketing

We sell our products and services through a direct sales force in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations. We employed 229 sales representatives as of December 31, 2005, an increase of 17% from 195 as of December 31, 2004. We also sell our research products directly online through our website.

For information on our international operations, see Note 13 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in emerging technology research. We actively promote brand awareness via our website, Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

As of December 31, 2005, our research was delivered to 2,007 client companies. No single client company accounted for more than 2% of our revenues for the year ended December 31, 2005.

Competition

We believe that the principal competitive factors in our industry include the following:

•	Quality of research and analysis and related services.

•	The ability to offer products and services that meet the changing needs of organizations for research and analysis.

•	Customer service.

•	Independence from vendors and clients.

•	Timely delivery of information.

•	The ability to leverage new technologies.

•	Price.

We believe that we compete favorably with respect to each of these factors. We believe that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our WholeView approach, research methodology, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

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

Employees

As of December 31, 2005, we employed a total of 693 persons, including 257 research staff and 229 sales representatives.

Our culture emphasizes certain key values — including client service, quality, and creativity — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our products and services, corporate culture, values and goals.

Item 1A.	Risks Factors

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

Fluctuations in Our Operating Results.  Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology spending in the marketplace and general economic conditions.

•	The timing and size of new and renewal memberships for our research services from clients.

•	The utilization of our advisory services by our clients.

•	The timing of revenue-generating Events sponsored by us.

•	The introduction and marketing of new products and services by us and our competitors.

•	The hiring and training of new analysts and sales personnel.

•	Changes in demand for our research and advisory services.

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

A Decline in Renewals for Our Membership-Based Research Services.  Our success depends in large part upon renewals of memberships for our research products. Approximately 78%, 76%, and 66% of our client companies with memberships expiring during the years ended December 31, 2005, 2004, and 2003, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. Any future declines in renewal rates could have an adverse effect on our revenues.

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

Loss of Key Management.  Our future success will depend in large part upon the continued services of a number of our key management employees. The loss of any one of them, in particular George F. Colony, our founder, Chairman of the Board and Chief Executive Officer, could adversely affect our business.

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

Material weaknesses in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.  We had a material weakness in our internal control over financial reporting at December 31, 2005 relating to the proper accounting for non-cash stock option expense that resulted in restatements of our financial statements for two quarters in 2005. Internal controls that do not meet applicable accounting and auditing standards could result in errors in our financial statements and lead investors to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we produce could cause investors to sell our stock and result in a decline in our stock price.

This list of uncertainties and risks is not exhaustive. Certain factors that could affect our actual future activities and results and cause actual results to differ materially from those contained in forward-looking statements made by us include, but are not limited to, those discussed above as well as those discussed in other reports filed by us with the Securities and Exchange Commission.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

Our headquarters are located in approximately 125,000 square feet of office space in Cambridge, Massachusetts, of which the Company currently occupies approximately 104,000 square feet. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility was extended effective January 1, 2005 and expires in September 2011. We have the option to extend this lease for an additional five-year term.

We also have leased office space in Foster City, California (which replaces our Santa Clara lease that we intend to terminate during the second quarter of 2006), Amsterdam, Dallas, Frankfurt, London and Paris.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

Executive Officers

The following table sets forth information about our executive officers as of March 8, 2006.

Name	Age	Position

George F. Colony	52	Chairman of the Board, Chief Executive Officer, and President
Neil Bradford	33	President, Forrester Americas
Robert W. Davidson	55	President, Forrester EMEA
Warren Hadley	37	Chief Financial Officer and Treasurer
Brian E. Kardon	48	Chief Strategy and Marketing Officer
Daniel Mahoney	57	Vice President, Research
Gail S. Mann, Esq.	54	Chief Legal Officer and Secretary
George Orlov	48	Chief Information Officer and Chief Technology Officer
Timothy M. Riley	54	Chief People Officer
Charles Rutstein	33	President elect, Forrester Americas

George F. Colony, Forrester’s founder, has served as Chairman and Chief Executive Officer since its inception in July 1983.

Neil Bradford became president, Forrester Americas (formerly managing director, Forrester North America) in August 2003. Mr. Bradford previously served as managing director, Forrester Global from 2001 to 2003 and as managing director of Forrester Research Ltd. from 1999 to 2001, a role he assumed after Forrester’s acquisition in November 1999 of Fletcher Research Limited, a UK-based research firm co-founded by Mr. Bradford in 1997. Prior to co-founding Fletcher and joining Forrester, Mr. Bradford was a consultant at McKinsey and Company, a management consulting firm, from 1995 to 1997. We have announced that Mr. Bradford will be leaving the Company March 31, 2006 to return to the United Kingdom and that effective April 1, 2006, Charles Rutstein will assume the role of president, Forrester Americas.

Robert W. Davidson became president, Forrester Europe, Middle East, Africa (EMEA) (formerly, managing director, Forrester Europe) in June 2001. Prior to joining Forrester, Mr. Davidson was vice president and corporate controller from 2000 to 2001 and vice president, finance from 1998 to 2000 for Baan Company N.V., a software solutions and services company. From 1996 to 1998, Mr. Davidson served as chief operating officer, Europe of PSI/Vicorp, a software solutions company. We have announced that Mr. Davidson will be leaving the Company June 30, 2006 and that effective May 15, 2006, Dennis Van Lingen will assume the role of president, Forrester EMEA.

Warren Hadley became Forrester’s chief financial officer and treasurer in February 2002. Mr. Hadley previously was our director of finance from 1999 to 2002 and served as our assistant treasurer from 2000 to 2001. Mr. Hadley was our corporate controller from 1996 to 1999. Prior to joining Forrester, Mr. Hadley served as an audit manager for MacDonald, Levine, Jenkins, an accounting firm, from 1993 to 1995.

Brian E. Kardon became Forrester’s chief strategy and marketing officer (formerly vice president, strategy and marketing), in January 2003. Prior to joining Forrester, Mr. Kardon was president of First Act, Inc., a children’s musical instrument company. From 1999 to 2001 Mr. Kardon served as the executive vice president at HomePortfolio, an online marketplace for home design, products, and services, and from 1995 to 1999, he was senior vice president and chief marketing officer of Cahners Business Information (now Reed Business Information). After graduating from The Wharton School in 1987 with his MBA, Mr. Kardon worked at Braxton Associates, the strategy consulting division of Deloitte Consulting, from 1987 to 1995. At Braxton, Mr. Kardon rose to the position of director of the marketing strategy practice.

Daniel Mahoney became Forrester’s vice president, research in March 2003 in conjunction with Forrester’s acquisition of Giga. Prior to that, he was senior vice president of research at Giga from 1997 to 2003. Prior to joining Giga, Mr. Mahoney was the general manager of Intranet Partners, an Intranet consulting company, from 1996 to 1997; the general manager of Dataquest North America, a technology information provider, in 1996; and director of systems development for Household Credit Services, the credit card division of Household International, Inc. from 1993 to 1996.

Gail S. Mann, Esq. became Forrester’s chief legal officer and secretary in February 2004. Ms. Mann previously was of counsel to the law firm of Morse, Barnes-Brown & Pendleton, P.C. from 2002 until joining Forrester, Vice President and Associate General Counsel of Harcourt General, Inc., a global multimedia publishing company, and its affiliate, The Neiman Marcus Group, a high end specialty retailer, from 1999-2001, and Vice President and Assistant General Counsel of Digital Equipment Corporation from 1994 to 1998.

George M. Orlov became Forrester’s chief information officer and chief technology officer in December 2004. Prior to joining Forrester, Mr. Orlov was chief information officer and chief technology officer for Callisma, Inc., a professional services firm focused on technology infrastructure that was acquired by SBC Communications in 2003. Prior to 2003, Mr. Orlov served as vice president and chief information officer at Pacific Gas & Electric from 1998 to 2000, and prior thereto, he held the same position with Commonwealth Edison Company from 1996 to 1998.

Timothy M. Riley, Forrester’s chief people officer (formerly vice president, strategic growth), joined Forrester in August 1997. Prior to joining Forrester, Mr. Riley served as the vice president of human resources at Renaissance Solutions, a strategy and knowledge management consulting firm, from 1993 to 1997. Mr. Riley served as director of human resources at Bolt Beranek and Newman, a technology research and development company, from 1987 to 1993.

Charles Rutstein has been appointed to succeed Mr. Bradford as president, Forrester Americas, effective April 1, 2006. Mr. Rutstein joined Forrester in 1999. In 2005, he served as our vice president, community and previously was our vice president of consulting from 2003 to 2005. Prior to 2003, Mr. Rutstein held various leadership positions in our research organization. Before joining Forrester, Mr. Rutstein served as a principal consultant with Price Waterhouse Management Consulting Services.

PART II

Item 5(a).	Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “FORR.” On March 10, 2006, the closing price of our common stock was $21.36.

As of March 10, 2006 there were approximately 50 stockholders of record of our common stock.

The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2004, and December 31, 2005:

	2004		2005
	High	Low	High	Low

First Quarter	$19.67	$16.01	$18.46	$13.79
Second Quarter	$19.50	$16.48	$18.77	$13.61
Third Quarter	$18.82	$15.24	$21.58	$17.45
Fourth Quarter	$18.10	$12.66	$21.00	$17.28

We did not declare or pay any dividends during the fiscal years ended December 31, 2004 and 2005. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 5(c).	Changes in Securities and Use of Proceeds

In February 2005, we announced a program authorizing the repurchase of up to an additional $50 million of our common stock (“the stock repurchase program”). During the quarter ended December 31, 2005, we purchased the following shares of our common stock under the stock repurchase program:

			Total Number of
			Shares Purchased	Maximum Dollar
	Total		as Part of	Value that May Yet
	Number	Average	Publicly	be Purchased Under
	of Shares	Price Paid	Announced	the Stock Repurchase
Period	Purchased(1)	per Share	Programs	Program
				(In thousands)

October 1 - October 31	5,000	$19.34	5,000	$33,646
November 1 - November 30	158,877	$18.47	158,877	$30,712
December 1 - December 31	216,502	$19.31	216,502	$26,530

	380,379	$18.96	380,379	$26,530

(1)	In 2005, we purchased a total of 1,322,579 shares of our common stock. The average price paid for these shares was $17.75 per share.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Consolidated Statements Of Income Data:
Revenues:
Research services	$126,935	$70,955	$92,289	$94,347	$98,298
Advisory services and other	32,185	25,981	33,710	44,132	54,931

Total revenues	159,120	96,936	125,999	138,479	153,229

Operating expenses:
Cost of services and fulfillment	49,113	34,026	50,047	54,687	62,451
Selling and marketing	58,334	30,745	41,017	46,867	51,152
General and administrative	16,854	12,732	14,674	16,364	17,904
Depreciation and amortization	10,069	8,078	6,256	3,691	3,539
Amortization of intangible assets	1,025	328	8,778	6,461	3,527
Reorganization costs	3,108	12,170	2,594	8,396	—
Integration costs	—	—	1,055	—	—

Total operating expenses	138,503	98,079	124,421	136,466	138,573

Income (loss) from operations	20,617	(1,143)	1,578	2,013	14,656
Other income, net; Gains on sales of marketable securities; (Impairments) gains from non-marketable investments	6,425	1,421	1,598	4,220	4,722

Income before income tax provision	27,042	278	3,176	6,233	19,378
Income tax provision (benefit)	8,925	(311)	985	2,101	8,030

Net income	$18,117	$589	$2,191	$4,132	$11,348

Basic net income per common share	$0.80	$0.03	$0.10	$0.19	$0.53

Diluted net income per common share	$0.76	$0.02	$0.10	$0.18	$0.52

Basic weighted average common shares outstanding	22,551	23,189	22,555	22,024	21,413

Diluted weighted average common shares outstanding	23,907	23,653	22,837	22,442	21,883

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$205,182	$194,631	$126,733	$127,440	$132,268
Working capital	$155,412	$157,443	$77,171	$81,106	$96,546
Deferred revenue	$59,930	$42,123	$68,630	$72,357	$86,663
Total assets	$305,152	$278,273	$310,975	$302,872	$311,702
Total stockholders’ equity	$220,398	$213,868	$208,322	$199,846	$198,754

Item 7.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

Overview

We derive revenues from memberships to our research products and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services offered through our Data, Consulting and Community products and services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when the services are performed. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships, research content and trademarks.

In February 2003, we acquired Giga Information Group, Inc. (“Giga”), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The results of Giga’s operations have been included in our consolidated financial statements since February 28, 2003.

As part of the acquisition of Giga, we acquired an equity investment in GigaGroup S.A. (“GigaGroup”). GigaGroup was created in 2000 through the spin-off of Giga’s French subsidiary, and held an exclusive agreement to distribute all Giga research and certain services in France, Belgium, Netherlands, Luxemburg, Switzerland, Italy, Spain, and Portugal. In November 2003, we acquired the assets of GigaGroup. The results of GigaGroup’s operations have been included in our consolidated financial statements since November 30, 2003.

Agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2005. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

			Absolute	Percentage
	Year Ended December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
	(In millions)

Agreement Value	$137.1	$148.6	$11.5	8.4%
Client Retention	76.0%	78.0%	2.0	2.6%
Dollar Retention	85.0%	87.0%	2.0	2.4%
Enrichment	107.0%	105.0%	(2.0)	(1.9)%
Number of clients	1,866	2,007	141	7.5%

	Year Ended December 31,		Absolute	Percentage
	2003	2004	Increase	Increase
	(In millions)

Agreement Value	$126.3	$137.1	$10.8	8.6%
Client Retention	66.0%	76.0%	10.0	15.2%
Dollar Retention	78.0%	85.0%	7.0	9.0%
Enrichment	99.0%	107.0%	8.0	8.1%
Number of clients	1,812	1,866	54	3.0%

The increase in agreement value from 2004 to 2005 is primarily due to an increase in the number of clients. The increase in client retention and dollar retention from 2004 to 2005 reflects an improving economic environment. The decrease in enrichment from 2004 to 2005 reflects more clients renewing memberships at the same level as the prior year, coupled with an increase in advisory-only contracts purchased by clients during the membership term and not in connection with the renewal. The increase in agreement value from 2003 to 2004 is primarily due to increases in average contract sizes and in the number of clients. The increase in client retention, dollar retention and enrichment from 2003 to 2004 reflects an improving economic environment.

Reorganizations

Since July 2001, we have reorganized our workforce and consolidated our facilities several times in response to market conditions and in connection with the integration of Giga and GigaGroup in August 2003 and January 2004, respectively.

A summary of the key items related to the reorganizations is as follows:

	January 10,	July 24,	August 5,	January 28,
	2002	2002	2003	2004
	(In thousands)

Workforce reduction	$3,471	$908	$1,230	$2,510
Facility consolidation and other related costs	3,863	1,158	—	4,693
Depreciable assets	2,863	766	—	1,861

Total reorganization charge	$10,197	$2,832	$1,230	$9,064

Accrued severance and facility consolidation costs as of December 31, 2005	$—	$75	$—	$3,028

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-8.

•	Revenue Recognition. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values. The amount of revenue recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. In certain cases, where estimates of fair value cannot be made for events or advisory services, the amounts are recognized ratably and included in research services revenues. While our historical business practice has been to offer membership contracts with a non-cancelable term, effective April 1, 2005, we offer clients a money-back guarantee, which gives them the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out-of-pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, management makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	Non-Marketable Investments. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill and Intangible Assets and Other Long-Lived Assets. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer relationships, research content and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on an accelerated basis which matches the periods in which those cash flows are estimated to be produced. Tangible assets with finite lives consist of property and equipment, which are depreciated and amortized over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our identifiable intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

•	Income Taxes. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and our estimates of future taxable income over the periods during which the deferred tax assets are deductible and before the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect.

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005

Research services	73%	68%	64%
Advisory services and other	27	32	36

Total revenues	100	100	100
Cost of services and fulfillment	40	39	41
Selling and marketing	32	34	33
General and administrative	12	12	12
Depreciation and amortization	5	3	2
Amortization of intangible assets	7	5	2
Reorganization costs	2	6	—
Integration costs	1	—	—

Income from operations	1	1	10
Other income, net	3	2	2
Gains on sales of marketable securities	—	1	1
(Impairments) gains from non-marketable investments	(1)	—	—

Income before income tax provision	3	4	13
Income tax provision	1	2	5

Net income	2%	2%	8%

Years Ended December 31, 2004 and December 31, 2005

Revenues

	Year Ended		Absoluteel	Percentage
	December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)

Revenues (dollars in millions)	$138.5	$153.2	$14.7	11%
Revenues from research services (dollars in millions)	$94.3	$98.3	$4.0	4%
Advisory services and other revenues (dollars in millions)	$44.1	$54.9	$10.8	24%
Revenues attributable to customers outside of the United States (dollars in millions)	$45.7	$46.3	$0.6	1%
Revenues attributable to customers outside of the United States as a percentage of total revenue	33%	30%	(3.0)	(9)%
Number of clients	1,866	2,007	141	8%
Number of research employees	203	257	54	27%
Number of events	9	8	(1)	(11)%

The increase in total revenues is primarily attributable to increased demand for advisory services, the introduction of new products and improving economic conditions. No single client company accounted for more than 2% of revenues during 2004 or 2005. The effects of foreign currency translation on total revenues was negligible in 2005 and resulted in a 2% positive effect on revenues in 2004.

Research services revenues as a percentage of total revenues declined from 68% in 2004 to 64% in 2005 as customer demand is shifting towards advisory services, which is reflected in the increase in advisory services and other revenues. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services.

The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Cost of Services and Fulfillment

	Year Ended
	December 31,		Absolute	Percentage
	2004	2005	Increase	Increase

Cost of services and fulfillment (dollars in millions)	$54.7	$62.5	$7.8	14.3%
Cost of services and fulfillment as a percentage of total revenues	39%	41%	2%	5.1%
Number of research and fulfillment employees	275	328	53	19%

The increase in cost of services and fulfillment and cost of services and fulfillment as a percentage of total revenues is primarily attributable to increased compensation expense resulting from an increase in the number of research employees and annual increases in compensation costs, increased third-party survey costs and the recording of non-cash stock-based compensation expense related to the March 31, 2005 performance-based stock option grant (“March 31, 2005 grant”).

Selling and Marketing

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$46.9	$51.2	$4.3	9.2%
Selling and marketing expenses as a percentage of total revenues	34%	33%	(1)%	(2.9)%
Number of selling and marketing employees	229	263	34	15%

The increase in selling and marketing expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs, professional fees related to the Forrester magazine, the last issue of which was published at the end of 2005, as well as to the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant. The decrease in selling and marketing expenses as a percentage of revenue is primarily attributable to an increased revenue base.

General and Administrative

	Year Ended
	December 31,		Absolute	Percentage
	2004	2005	Increase	Increase

General and administrative expenses (dollars in millions)	$16.4	$17.9	$1.5	9.1%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
Number of general and administrative employees	89	103	14	16%

The increase in general and administrative expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs, as well as to the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.

Depreciation and Amortization.  Depreciation expense decreased 5.4% to $3.5 million in 2005 from $3.7 million in 2004. The decrease is primarily attributable to computer and software assets becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies, offset by the depreciation of 2004 and 2005 capital purchases.

Amortization of Intangible Assets.  Amortization of intangible assets decreased to $3.5 million in 2005 from $6.5 million in 2004. This decrease in amortization expense is primarily attributable to the accelerated method we use to amortize our acquired intangible assets according to the expected cash flows to be received from these assets. Specifically, research content and registered trademarks that were acquired in connection with the Giga acquisition in 2003 were fully amortized by the end of 2004.

Reorganization Costs.  There were no reorganization costs recorded in 2005. During 2004, reorganization costs of $8.4 million related to severance and related benefits costs in connection with the termination of approximately 15 positions, as well as revisions to the lease loss estimates related to prior reorganizations.

Other Income, Net.  Other income, net increased 3.4% to $3.0 million in 2005 from $2.9 million in 2004. The increase is primarily attributable to an increase in the average cash and investment balances available for investment in 2005 as compared to 2004 and an increase in average interest rates in the second half of 2005.

Gains on Sales of Marketable Securities.  In 2004, we sold a total of approximately 47,000 shares of Greenfield Online, Inc. and received net proceeds of approximately $701,000. Upon consummation of Greenfield’s initial public offering, we also received a conversion payment of approximately $463,000. Accordingly, in the year ended December 31, 2004, we recognized a gain of approximately $1.1 million related to these sales. In 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc., received net proceeds of approximately $1.7 million, and recognized a gain of approximately $1.5 million related to the sale.

(Impairments) Gains from Non-Marketable Investments.  Gains on non-marketable investments resulted from distributions from our investments and totaled $370,000 during 2005 compared to $281,000 during 2004. Impairments of non- marketable investments resulted in net charges of $164,000 during 2005. During the year ended December 31, 2004, we had no investments that experienced a decline in value which we believe is permanent or temporary and accordingly no impairment charges were recorded.

Provision for Income Taxes.  During 2005, we recorded an income tax provision of approximately $8.0 million reflecting an effective tax rate of 41.4%. During 2004, we recorded an income tax provision of approximately $2.1 million reflecting an effective tax rate of 33.7% . The increase in our effective tax rate for fiscal year 2005 resulted primarily from a decrease in tax-exempt investment income and an increase in state taxes as a percentage of pre-tax income in 2005 compared to 2004. In addition, the effective tax rate in 2005 was further increased as a result of the non-deductibility of bond premium amortization and the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.

Years Ended December 31, 2003 and December 31, 2004

Revenues

	Year Ended December 31,		Absolute	Percentage
	2003	2004	Increase	Increase

Revenues (dollars in millions)	$126.0	$138.5	$12.5	10%
Revenues from research services (dollars in millions)	$92.3	$94.3	$2.0	2%
Advisory services and other revenues (dollars in millions)	$33.7	$44.1	$10.4	31%
Revenues attributable to customers outside of the United States (dollars in millions)	$36.6	$45.7	$9.1	25%
Revenues attributable to customers outside of the United states as a percentage of revenue	29%	33%	4	14%
Number of clients	1,812	1,866	54	3%
Number of research employees	193	203	10	5%
Number of events	8	9	1	13%

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

Research services revenues as a percentage of total revenues declined from 73% in 2003 to 68% in 2004 as customer demand is shifting towards advisory services, which is reflected in the increase in advisory services and other revenues. The increase in advisory services revenues was partially offset by decreasing events revenues. Beginning in 2004, clients purchasing WholeView 2 research member licenses receive event seats as part of the WholeView2 membership package. The revenue for these packaged event seats is recognized ratably as research services, resulting in a decrease in advisory services and other revenues. This decrease in advisory services and other revenues in 2004 was partially offset by increases in revenues from sales of event sponsorships to third parties.

The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to the acquisition of GigaGroup, combined with the favorable effects of foreign currency translation in 2004 as compared to 2003.

Cost of Services and Fulfillment

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2003	2004	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$50.0	$54.7	$4.7	9%
Cost of services and fulfillment as a percentage of total revenues	40%	39%	(1)%	(3)%
Number of research and fulfillment employees	259	275	16	6%

The increase in cost of services and fulfillment is primarily attributable to increased compensation costs resulting from an increase in the number of research employees, increased incentive compensation paid for the performance of advisory services, and increased survey costs.

Selling and Marketing

	Year Ended December 31,		Absolute	Percentage
	2003	2004	Increase	Increase

Selling and marketing expenses (dollars in millions)	$41.0	$46.9	$5.9	14%
Selling and marketing expenses as a percentage of total revenues	32%	34%	2%	6%
Number of selling and marketing employees	218	229	11	5%

The increase in selling and marketing expenses in dollars and as a percentage of total revenues is related to increased compensation and related office expenses primarily attributable to the acquisition of GigaGroup at the end of 2003, as well as increased professional fees related to the Forrester magazine, the first issue of which was published in February 2005.

General and Administrative

	Year Ended December 31,		Absolute	Percentage
	2003	Increase	Increase	Increase

General and administrative expenses (dollars in millions)	$14.7	$16.4	$1.7	12%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
Number of general and administrative employees	83	89	6	7%

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

Gains on Sales of Marketable Securities.  In 2004, we sold a total of approximately 47,000 shares of Greenfield Online, Inc. and received net proceeds of approximately $701,000. Upon consummation of Greenfield’s initial public offering, we also received a conversion payment of approximately $463,000. Accordingly, in the year ended December 31, 2004, we recognized a gain of approximately $1.1 million related to these sales. In 2003, gains of $509,000 resulted from the sale of debt securities.

Impairments (Gains) from Non-Marketable Investments.  During the year ended December 31, 2004, we had no investments that experienced a decline in value which we believe is other than temporary and accordingly no impairment charges were recorded. Impairments of non-marketable investments resulted in net charges of $2.4 million during 2003.

Provision for Income Taxes.  During 2004, we recorded an income tax provision of approximately $2.1 million reflecting an effective tax rate of 33.7%. During 2003, we recorded an income tax provision of approximately $1.0 million reflecting an effective tax rate of 31%. The increase in our effective tax rate for fiscal year 2004 resulted primarily from our tax-exempt investment income comprising a smaller percentage of our estimated total pre-tax income in 2004 as compared to 2003.

Results of Quarterly Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historically, our total revenues, operating profit, and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed and events held in the fourth quarter. As a result, we have historically experienced a decline in total revenues, operating profit, and net income from the quarter ended December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(Dollars in thousands, except per share amounts)
						(Restated)	(Restated)

Research services	$22,989	$23,046	$23,544	$24,768	$23,369	$23,847	$24,987	$26,095
Advisory services and other	8,740	11,875	10,335	13,182	10,413	15,399	14,038	15,081

Total revenues	31,729	34,921	33,879	37,950	33,782	39,246	39,025	41,176
Cost of services and fulfillment	13,139	14,377	13,266	13,905	13,777	16,673	15,758	16,243
Selling and marketing	11,060	11,605	11,036	13,166	11,902	13,065	12,717	13,468
General and administrative	3,411	3,985	4,291	4,677	4,034	4,484	4,843	4,543
Depreciation and amortization	1,031	1,026	744	890	874	882	859	924
Amortization of intangible assets	2,344	1,384	1,384	1,349	1,123	833	786	785
Reorganization costs	1,957	6,794	—	(355)	—	—	—	—

(Loss) income from operations	(1,213)	(4,250)	3,158	4,318	2,072	3,309	4,062	5,213
Other income, net	826	662	680	699	750	754	722	801
Gains on sales of marketable securities	—	—	678	394	1,489	—	—	—
Gains (impairments) from non-marketable investments	—	57	313	(89)	179	112	241	(326)

(Loss) income before income tax (benefit) provision	(387)	(3,531)	4,829	5,322	4,490	4,175	5,025	5,686
Income tax (benefit) provision	(130)	(1,183)	1,618	1,796	1,751	1,718	2,467	2,094

Net (loss) income	$(257)	$(2,348)	$3,211	$3,526	$2,739	$2,457	$2,558	$3,594

Basic net (loss) income per common share	$(0.01)	$(0.11)	$0.15	$0.16	$0.13	$0.11	$0.12	$0.17

Diluted net (loss) income per common share	$(0.01)	$(0.11)	$0.14	$0.16	$0.13	$0.11	$0.12	$0.16

	As a Percentage of Revenues
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
						(Restated)	(Restated)

Research services	72%	66%	69%	65%	69%	61%	64%	63%
Advisory services and other	28	34	31	35	31	39	36	37

Total revenues	100	100	100	100	100	100	100	100
Cost of services and fulfillment	41	41	39	37	41	43	40	39
Selling and marketing	35	33	33	35	35	33	33	33
General and administrative	11	11	13	12	12	11	12	11
Depreciation and amortization	3	3	2	2	3	2	2	2
Amortization of intangible assets	8	4	4	4	3	3	2	2
Reorganization costs	6	19	—	(1)	—	—	—	—

(Loss) income from operations	(4)	(11)	9	11	6	8	11	13
Other income, net	3	1	2	2	2	2	2	2
Gains on sales of marketable investments	—	—	2	1	4	—	—	—
Gains (impairments) from non-marketable investments	—	—	1	—	1	—	—	(1)

(Loss) income before income tax (benefit) provision	(1)	(10)	14	14	13	10	13	14
Income tax (benefit) provision	—	(3)	5	5	5	4	6	5

Net (loss) income	(1%)	(7%)	9%	9%	8%	6%	7%	9%

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 64% of our revenues during 2005, are annually renewable and are generally payable in advance. We generated cash from operating activities of $23.9 million during 2005 and $18.0 million during 2004. The increase in cash provided from operations is primarily attributable to increases in deferred revenue and net income of $16.7 million and $11.3 million, respectively, offset by an increase in accounts receivable of $14.4 million.

During 2005, we generated $2.3 million of cash from investing activities, consisting primarily of $4.3 million received from net sales of marketable securities, offset by $3.0 million used for capital expenditures. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

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

In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of December 31, 2005, we had contributed approximately $18.7 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. As of December 31, 2005, we had contributed $2.0 million to the annex fund.

During 2005, we used $14.5 million of cash in financing activities, consisting of $23.5 million for repurchases of our common stock offset by $9.0 million in proceeds from the exercise of employee stock options and the issuance of common stock under our employee stock purchase plan.

In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During 2005, we repurchased 1.3 million shares of common stock at an aggregate cost of approximately $23.5 million. As of December 31, 2005, we had cumulatively repurchased approximately 4.4 million shares of common stock at an aggregate cost of approximately $73.5 million.

As of December 31, 2005, we had cash and cash equivalents of $48.5 million and marketable securities of $83.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2005, we had future contractual obligations as follows for operating leases:

Contractual	Future Payments by Year
Obligations	Total	2006	2007	2008	2009	2010	Thereafter
	(In thousands)

Operating leases	$39,589	$8,192	$8,140	$6,649	$6,570	$6,458	$3,580

•	The above table does not include future minimum rentals to be received under subleases of $1.1 million. The above table also does not include the remaining $1.3 million of capital commitments to the private equity funds described above due to the uncertainty and timing of capital calls made by such funds to pay these capital commitments.

Accrued costs related to the reorganizations previously discussed are expected to be paid in the following years:

	Total	2006	2007	2008	2009	2010	Thereafter

Workforce reduction	$78	$78	$—	$—	$—	$—	$—
Facility consolidation and other relate costs	3,025	1,296	1,206	162	174	163	24

Total	$3,103	$1,374	$1,206	$162	$174	$163	$24

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standard (“SFAS”) No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of SFAS No. 123-R are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. Retrospective application is permitted. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123-R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS No. 123-R and SAB No. 107 and expect that the adoption of SFAS No. 123-R will have a material impact on our consolidated financial statements. Upon adoption, we are going to use the modified prospective method to implement SFAS No. 123-R and we have not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosure amounts under SFAS No. 123.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under Accounting Principles Board (“APB”) Opinion No. 20. This Statement replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. While we do not believe the adoption of SFAS No. 154 will have a significant impact on our financial position, results of operations or cash flows, the impact of adopting SFAS No. 154 is dependent on events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

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

Principal amounts by expected maturity in US dollars (dollars in thousands):

	Fair Value at	Year Ending	Year Ending
	December 31,	December 31,	December 31,
	2005	2006	2007

Cash equivalents	$34,331	$34,331	$—
Weighted average interest rate	3.11%	3.11%	—%
Investments	$83,684	$57,186	$26,498
Weighted average interest rate	2.97%	2.74%	3.45%
Total portfolio	$118,015	$91,517	$26,498
Weighted average interest rate	3.01%	2.88%	3.45%

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2005, the total assets related to non-US dollar denominated currencies were approximately $25.2 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2005 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 7, 2004, our Audit Committee of the Board of Directors dismissed Deloitte & Touche LLP (“Deloitte”) as Forrester’s independent registered public accounting firm and approved the selection of BDO Seidman, LLP to serve as Forrester’s independent registered public accounting firm for the fiscal year ended December 31, 2004.

Deloitte’s report on our consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Deloitte’s report contained explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations. During the year ended December 31, 2003 and through the dismissal date, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Deloitte with a copy of the foregoing disclosures at the time that we filed a Form 8-K reporting the dismissal. A letter from Deloitte addressed to the Securities and Exchange Commission that was included with the Form 8-K and which states that Deloitte agreed with the foregoing disclosure is incorporated by reference as Exhibit 16 to this 2005 Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in internal control over financial reporting in accounting for stock-based compensation, as discussed below, our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting

Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

As of December 31, 2005, management identified a material weakness in the Company’s internal control over financial reporting related to accounting for stock-based compensation. Specifically, the material weakness relates to ineffective controls over assessing the terms of stock options to determine whether such terms meet the conditions for variable accounting treatment. As a result of these ineffective controls, the Company incorrectly accounted for certain previously issued stock options with terms that required variable accounting as though they were options with terms that required fixed accounting. Management restated its previously issued quarterly financial data for the second and third quarters of 2005 to reflect an increase in non-cash stock-based compensation expense, additional paid-in-capital and a decrease in accrued expenses. The restated amounts related to the performance-based common stock options granted to employees on March 31, 2005. Solely as a result of this material weakness, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based on the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which appears on page 30 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the identification of the material weakness described above, the Company conducted and completed a review of its accounting practices for stock options, and corrected its method of accounting for stock-based compensation expense and related disclosures required under APB No. 25 by appropriately educating the individuals responsible for the error. In addition, in connection with the Company’s preparation for the adoption of SFAS No. 123R, additional review procedures are being devised and are expected to be implemented by the end of the first quarter of 2006. The Company has also allocated more resources to accounting for stock-based compensation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Forrester Research, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Forrester Research, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management’s assessment. Management concluded that there was a material weakness in the Company’s internal control over financial reporting related to accounting for stock-based compensation. Specifically, this material weakness relates to ineffective controls over assessing the terms of stock options to determine whether such terms meet the conditions for variable accounting treatment. As a result of these ineffective controls, the Company incorrectly accounted for certain previously issued stock options with terms that required variable accounting as though they were options with terms that required fixed accounting. Management restated its previously issued quarterly financial data for the second and third quarters of 2005 to reflect an increase in non-cash stock-based compensation expense, additional paid-in-capital and a decrease in accrued expenses.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006 on those financial statements, which expressed an unqualified opinion.

In our opinion, management’s assessment that Forrester Research, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Forrester Research, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forrester Research, Inc. as of December 31, 2004 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 14, 2006

PART III

Item 10.	Directors and Executive Officers of The Registrant

Certain information regarding Executive Officers of the registrant is included in Item 1 in Part I of this 2005 Annual Report on Form 10-K under the section captioned “Executive Officers”. The information set forth under the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders for the year ended December 31, 2005 (the “2006 Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation,” “Directors Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” of the 2006 Proxy Statement, except for the “Report of the Compensation and Nominating Committee of the Board of Directors,” is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management

The information relating to security ownership of certain beneficial owners of our common stock and security ownership of our management may be found under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, and is incorporated herein by reference. The information relating to the compensation plans under which our equity securities are authorized for issuance may be found under the section captioned “Equity Compensation Plan Information” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item may be found under the section captioned “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item may be found under the section captioned “Independent Auditors Fees and Matters” in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

1. Financial Statements Schedules.  None.

2. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Stock Purchase Agreement dated as of November 15, 1999 among Forrester Research, Inc., William Reeve and Neil Bradford
2.2(7)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(3)	Restated Certificate of Incorporation of Forrester
3.2(5)	Certificate of Amendment of the Certificate of Incorporation of Forrester
3.3(9)	Bylaws of the Company, as amended
4(3)	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester
10.1†(3)	Registration Rights and Non-Competition Agreement
10.2†(3)	Tax Indemnification Agreement dated November 25, 1996
10.3†(11)	1996 Amended and Restated Equity Incentive Plan, as amended
10.4†(11)	1996 Employee Stock Purchase Plan, as amended
10.5†(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.6†(2)	Summary of Non-Employee Director Compensation.
10.7+(10)	Form of Stock Option Certificate
10.8†(12)	Form of Performance-Based Option Certificate
10.9†(12)	Employment Agreement of Robert Davidson
10.10†(13)	Form of Director’s Option Certificate
10.12(4)	Lease dated May 6, 1999 between Technology Square LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.13(11)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
16(8)	Letter dated April 9, 2004 from Deloitte & Touche LLP to the Securities and Exchange Commission
21(2)	Subsidiaries of the Registrant
23.1(2)	Consent of BDO Seidman, LLP
23.2(2)	Consent of Deloitte and Touche LLP
31.1(2)	Certification of the Principal Executive Officer
31.2(2)	Certification of the Principal Financial Officer
32.1(2)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on November 30, 1999 (File No. 000-21433) and incorporated by reference herein.

(2)	Filed herewith.

(3)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21433) and incorporated by reference herein.

(5)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on April 9, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2003 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(11)	Files as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(13)	Files as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ WARREN HADLEY Warren Hadley	Chief Financial Officer (principal financial and accounting officer)	March 14, 2006

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 14, 2006

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 14, 2006

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 14, 2006

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 14, 2006

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forrester Research, Inc.:

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and an adverse opinion as of December 31, 2005 on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness as of December 31, 2005.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Forrester Research, Inc.:

We have audited the accompanying consolidated statement of income, stockholders’ equity and comprehensive income and cash flows of Forrester Research, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2004
(March 14, 2006 with respect to Note 13)

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except per share data)

CURRENT ASSETS:
Cash and cash equivalents	$37,328	$48,538
Marketable securities (Note 5)	90,112	83,730
Accounts receivable, net of allowance for doubtful accounts of $1,017 and $799 in 2004 and 2005, respectively (Note 14)	39,210	52,177
Deferred income taxes (Note 7)	5,139	10,983
Deferred commissions	6,834	8,940
Prepaid expenses and other current assets	5,509	5,126

Total current assets	184,132	209,494

LONG-TERM ASSETS:
Property and equipment, net (Note 14)	6,410	5,771
Goodwill, net (Note 3)	52,875	53,034
Deferred income taxes (Note 7)	37,721	25,958
Intangible assets, net (Note 3)	6,992	3,530
Non-marketable investments (Note 6)	13,430	13,258
Other assets	1,312	657

Total long-term assets	118,740	102,208

Total assets	$302,872	$311,702

CURRENT LIABILITIES:
Accounts payable	$3,741	$1,716
Accrued expenses (Note 14)	26,928	24,569
Deferred revenue	72,357	86,663

Total current liabilities	103,026	112,948

COMMITMENTS (NOTES 8 and 11)
STOCKHOLDERS’ EQUITY (NOTE 9):
Preferred stock, $.01 par value
Authorized — 500 shares
Issued and outstanding — none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 24,729 and 25,391 shares in 2004 and 2005, respectively Outstanding — 21,684 and 21,023 shares in 2004 and 2005, respectively	247	254
Additional paid-in capital	180,310	192,209
Retained earnings	71,077	82,425
Treasury stock — 3,045 and 4,368 shares in 2004 and 2005, respectively, at cost	(50,056)	(73,530)
Accumulated other comprehensive loss	(1,732)	(2,604)

Total stockholders’ equity	199,846	198,754

Total liabilities and stockholders’ equity	$302,872	$311,702

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)

REVENUES:
Research services	$92,289	$94,347	$98,298
Advisory services and other	33,710	44,132	54,931

Total revenues	125,999	138,479	153,229

OPERATING EXPENSES:
Cost of services and fulfillment	50,047	54,687	62,451
Selling and marketing	41,017	46,867	51,152
General and administrative	14,674	16,364	17,904
Depreciation and amortization	6,256	3,691	3,539
Amortization of intangible assets (Note 3)	8,778	6,461	3,527
Reorganization costs (Note 4)	2,594	8,396	—
Integration costs	1,055	—	—

Total operating expenses	124,421	136,466	138,573

Income from operations	1,578	2,013	14,656
Other income, net	3,443	2,867	3,027
Gains on sales of marketable securities (Note 5)	509	1,072	1,489
(Impairments) gains from non-marketable investments (Note 6)	(2,354)	281	206

Income before income tax provision	3,176	6,233	19,378
Income tax provision (Note 7)	985	2,101	8,030

Net income	$2,191	$4,132	$11,348

Basic net income per common share	$0.10	$0.19	$0.53

Diluted net income per common share	$0.10	$0.18	$0.52

Basic weighted average common shares outstanding	22,555	22,024	21,413

Diluted weighted average common shares outstanding	22,837	22,442	21,883

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-In	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity	Income
	(In thousands)

Balance, December 31, 2002	24,045	$240	$167,935	$64,754	1,204	$(20,085)	$1,024	$213,868
Issuance of common stock under stock option plans, including tax benefit	242	3	3,338	—	—	—	—	3,341
Issuance of common stock under employee stock purchase plan, including tax benefit	68	—	958	—	—	—	—	958
Purchase of common stock	—	—	—	—	690	(10,215)	—	(10,215)
Structured stock repurchases, net	—	—	292	—	—	—	—	292
Net income	—	—	—	2,191	—	—	—	2,191	$2,191
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	—	—	(693)	(693)	(693)
Cumulative translation adjustment	—	—	—	—	—	—	(1,420)	(1,420)	(1,420)

Total comprehensive income									$78

Balance, December 31, 2003	24,355	$243	$172,523	$66,945	1,894	$(30,300)	$(1,089)	$208,322
Issuance of common stock under stock option plans, including tax benefit	291	4	4,437	—	—	—	—	4,441
Issuance of common stock under employee stock purchase plan, including tax benefit	83	—	1,296	—	—	—	—	1,296
Purchase of common stock	—	—	—	—	1,032	(17,756)	—	(17,756)
Structured stock repurchases, net	—	—	2,054	—	119	(2,000)	—	54
Net income	—	—	—	4,132	—	—	—	4,132	$4,132
Unrealized gain on marketable securities, net of tax provision	—	—	—	—	—	—	235	235	235
Cumulative translation adjustment	—	—	—	—	—	—	(878)	(878)	(878)

Total comprehensive income									$3,489

Balance, December 31, 2004	24,729	$247	$180,310	$71,077	3,045	$(50,056)	$(1,732)	$199,846
Issuance of common stock under stock option plans, including tax benefit	579	6	9,028	—	—	—	—	9,034
Issuance of common stock under employee stock purchase plan, including tax benefit	83	1	1,315	—	—	—	—	1,316
Stock-based compensation expense	—	—	1,556	—	—	—	—	1,556
Purchase of common stock	—	—	—	—	1,323	(23,474)	—	(23,474)
Net income	—	—	—	11,348	—	—	—	11,348	$11,348
Unrealized loss on marketable securities, net of tax provision	—	—	—	—	—	—	(1,578)	(1,578)	(1,578)
Cumulative translation adjustment	—	—	—	—	—	—	706	706	706

Total comprehensive income									$10,476

Balance, December 31, 2005	25,391	$254	$192,209	$82,425	4,368	$(73,530)	$(2,604)	$198,754

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2004	2005
	(In thousands)

Cash flows from operating activities:
Net income	$2,191	$4,132	$11,348
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	6,256	3,691	3,539
Amortization of intangible assets	8,778	6,461	3,527
Impairments (gains) from non-marketable investments (Note 6)	2,354	(281)	(206)
Realized gains on sales of marketable securities	(509)	(1,072)	(1,489)
Tax benefit from exercises of employee stock options	527	411	1,387
Deferred income taxes	(128)	(158)	5,261
Non-cash stock-based compensation expense	—	—	1,556
Non-cash reorganization costs (Note 4)	—	1,558	—
Increase in provision for doubtful accounts	—	309	100
Amortization of premium on marketable securities	832	924	1,080
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(11,044)	1,283	(14,444)
Deferred commissions	(2,426)	(835)	(2,108)
Prepaid expenses and other current assets	559	1,763	117
Accounts payable	(530)	1,152	(2,057)
Accrued expenses	(1,741)	(3,564)	(412)
Deferred revenue	(1,004)	2,232	16,733

Net cash provided by operating activities	4,115	18,006	23,932

Cash flows from investing activities:
Net cash paid in acquisitions (Note 2)	(59,964)	—	—
Purchases of property and equipment	(1,441)	(3,664)	(3,012)
Purchases of non-marketable investments (Note 6)	(3,250)	(3,613)	(700)
Proceeds from non-marketable investments	—	—	741
(Increase) decrease in other assets	(1,315)	1,081	995
Purchases of marketable securities	(184,151)	(161,344)	(260,362)
Proceeds from sales and maturities of marketable securities	263,093	176,509	264,626

Net cash provided by investing activities	12,972	8,969	2,288

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan, net of tax benefit	3,772	5,279	8,963
Repurchase of common stock	(8,215)	(17,756)	(23,474)
Structured stock repurchases, net	(1,708)	54	—

Net cash used in financing activities	(6,151)	(12,423)	(14,511)

Effect of exchange rate changes on cash and cash equivalents	(30)	391	(499)

Net increase in cash and cash equivalents	10,906	14,943	11,210
Cash and cash equivalents, beginning of year	11,479	22,385	37,328

Cash and cash equivalents, end of year	$22,385	$37,328	$48,538

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$968	$1,265	$288

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(1) Operations and Significant Accounting Policies

Business

Forrester Research, Inc. (“Forrester” or “the Company”) is an independent technology research company that conducts research and provides pragmatic and forward-thinking advice about technology’s impact on business. Forrester’s products and services are targeted to senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with us to align their technology investments with their business goals.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Forrester and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. Specifically, due to a significant increase in the short-term portion of deferred income taxes at December 31, 2005, the short-term portion of deferred income taxes at December 31, 2004 has been reclassified to conform to the current year’s current asset presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Financial Instruments

Forrester’s financial instruments consist of cash equivalents, marketable securities, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values. The fair market value of marketable securities is based on market quotes. Forrester’s cash equivalents and marketable securities are generally investment-grade corporate bonds and obligations of the federal government or municipal issuers.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Forrester accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Forrester continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Forrester has no significant off-balance sheet or concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, marketable securities, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 3% of revenues or accounts receivable in any of the periods presented.

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Intangible Assets and Impairment of Long-Lived Assets Subject to Amortization

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets may warrant revision or that the carrying value of these assets may be impaired if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

Foreign Currency

The functional currencies of Forrester’s wholly owned subsidiaries are their respective local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in other income in the consolidated statements of income and were not significant during the periods presented.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005

Unrealized gain (loss) on marketable securities, net of taxes	$1,199	$(379)
Cumulative translation adjustment	(2,931)	(2,225)

Total accumulated other comprehensive loss	$(1,732)	$(2,604)

During the year ended December 31, 2005, the unrealized loss activity includes a reclassification adjustment of approximately $1.1 million, which relates to a portion of the realized gain recorded from the sale of 89,000 shares of Greenfield Online, Inc. in 2005.

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service revenues are recognized ratably over the term of the agreement. Advisory services are recognized during the period in which the services are performed. Events revenues are recognized upon completion of the events. In certain cases, where estimates of fair value cannot be made for events or advisory services, the amounts are recognized ratably and included in research services revenues. While historical business practice has been to offer contracts with a non-cancelable term, effective April 1, 2005, Forrester began offering clients a money-back guarantee, which gives clients the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out-of-pocket expenses are recorded as advisory revenue.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. Forrester has determined for 2005 to continue to account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

On March 31, 2005, Forrester issued stock options to its employees to purchase 940,500 shares of common stock. These options vested only if certain pro-forma earnings per share (“EPS”) goals were achieved for the year ended December 31, 2005. The vesting of these options was over 24 or 36 months, or the options could have been forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options were accounted for as options with variable terms until the performance criteria was met based upon 2005 financial performance, as the awards contained performance criteria that could have resulted in the forfeiture of the entire stock option. For the year ended December 31, 2005, Forrester recorded non-cash stock-based compensation expense of $1.6 million. The compensation expense represented the vested portion of the intrinsic value of the options granted and was based on a vesting period of 24 months. As of December 31, 2005, the vesting period of 24 months became fixed and the option terms were no longer variable. The total non-cash stock-based compensation expense included in the consolidated statement of income for the year ended December 31, 2005 is included in the following expense categories (in thousands):

Cost of services and fulfillment	$853
Selling and marketing	338
General and administrative	365

Total	$1,556

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If compensation cost for Forrester’s stock option plans had been determined consistent with SFAS No. 123, net income for the years ended December 31, 2003, 2004 and 2005 would have been approximately as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2004	2005

Net income, as reported	$2,191	$4,132	$11,348
Add: Stock-based compensation expense included in net income, as reported	—	—	1,556
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(6,874)	(7,163)	(7,176)

Pro-forma net (loss) income	$(4,683)	$(3,031)	$5,728

Basic net income per share — as reported	$0.10	$0.19	$0.53
Diluted net income per share — as reported	$0.10	$0.18	$0.52
Basic net (loss) income per share — pro-forma	$(0.21)	$(0.14)	$0.27
Diluted net (loss) income per share — pro-forma	$(0.21)	$(0.14)	$0.26

The assumptions underlying this computation are included in Note 10 to these consolidated financial statements.

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

Estimated
Useful Life

Computers and equipment	2 to 5 Years
Computer software	3 Years
Furniture and fixtures	7 Years
Leasehold improvements	Shorter of Life of the Asset or Life of Lease

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets over the respective lives as follows:

Estimated
Useful
Life

Customer relationships	5 Years
Research content	1 Year
Registered trademarks	1 Year

Income Taxes

Forrester accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax base of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is comprised of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and carryforwards using expected enacted tax rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options.

Basic and diluted weighted average common shares are as follows:

	2003	2004	2005
	(In thousands)

Basic weighted average common shares outstanding	22,555	22,024	21,413
Weighted average common equivalent shares	282	418	470

Diluted weighted average common shares outstanding	22,837	22,442	21,883

As of December 31, 2003, 2004 and 2005, approximately 1,980,000, 3,391,000, and 1,289,000 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123-R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of SFAS No. 123-R are effective for all employee equity awards granted and to any unvested awards outstanding as of January 1, 2006. Retrospective application is permitted. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123-R and the valuation of share-based payments for public companies. Forrester is evaluating the requirements of SFAS No. 123-R and SAB No. 107 and expects that the adoption of SFAS No. 123-R will have a material impact on the consolidated financial statements. Upon adoption, Forrester is going to use the modified prospective method to implement SFAS No. 123-R and the Company has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosure amounts under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which eliminates the exception of fair value measurement for nonmonetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on Forrester’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB No. 20. This Statement replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Interim Financial Statements,” and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. While Forrester does not believe the adoption of SFAS No. 154 will have a significant impact on the Company’s financial position, results of operations or cash flows, the impact of adopting SFAS No. 154 is dependent on events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

(2) Acquisitions

Giga Information Group, Inc.

On February 28, 2003, Forrester acquired Giga Information Group, Inc. (“Giga”), a global technology advisory firm, pursuant to a cash tender offer and second step merger. The acquisition increased the number of client companies. The aggregate purchase price was $62,510,000 in cash which consisted of $60,347,000 for the acquisition of all outstanding shares of Giga common stock; $981,000 of direct acquisition costs; and $1,182,000 for severance related to 27 employees of Giga terminated as a result of the acquisition. The results of Giga’s operations have been included in Forrester’s consolidated financial statements since February 28, 2003. For income tax purposes the goodwill and intangible assets assumed a zero carryover basis as a result of the stock purchase, therefore, the book amortization is not deductible for income tax purposes.

Integration costs related to the acquisition of Giga are primarily related to orientation events to familiarize Forrester and Giga employees and data migration. These are reflected as a separate component of income from operations.

The following table summarizes the estimated fair values of the Giga assets acquired and liabilities assumed.

February 28,
2003
(In thousands)

Assets:
Cash	$5,302
Accounts receivable	10,458
Prepaid expenses and other current assets	1,396
Property and equipment, net	2,108
Goodwill	39,883
Intangible assets	19,484
Deferred income taxes	18,666
Non-marketable investments and other assets	1,366

Total assets	$98,663

Liabilities:
Accounts payable	$1,485
Accrued expenses	9,655
Capital lease obligations	204
Deferred revenue	24,809

Total liabilities	$36,153

Net assets acquired	$62,510

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective lives as follows:

	Assigned	Useful
	Value	Life
	(In thousands)

Amortized intangible assets:
Customer relationships	$17,070	5 years
Research content	1,844	1 year
Registered trademarks	570	1 year

Subtotal	$19,484

The weighted-average useful life of the total acquired intangible assets is 5 years. Amortization expense related to the identifiable intangible assets acquired from Giga was approximately $8,421,000, $5,412,000 and $2,869,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

In 2004, Forrester recognized $3,818,000 of deferred tax assets related to the acquisition which reduced the original goodwill.

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

The results of GigaGroup’s operations have been included in Forrester’s consolidated financial statements since December 1, 2003. GigaGroup’s historical financial position and results of operations prior to the date of acquisition would not have been material to Forrester’s financial position and results of operations.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the GigaGroup assets acquired and liabilities assumed.

November 30,
2003
(In thousands)

Assets:
Accounts receivable	$615
Goodwill	3,657
Intangible assets	1,990
Other assets	91

Total assets	$6,353

Liabilities:
Accrued expenses	$1,172
Deferred revenue	1,057

Total liabilities	$2,229

Net assets acquired	$4,124

The acquired intangible asset is being amortized using an accelerated method according to the expected cash flows to be received from the underlying asset over its life as follows:

	Assigned	Useful
	Value	Life
	(In thousands)

Amortized intangible asset:
Customer relationships	$1,990	5 years

Subtotal	$1,990

Amortization expense related to the identifiable intangible assets acquired from GigaGroup was approximately $80,000, $922,000 and $524,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

In 2005, Forrester recognized $197,000 of deferred tax liability related to the acquisition which increased the original goodwill.

(3) Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester has selected November 30th as its date of performing the annual goodwill impairment test. Forrester compared each reporting unit’s carrying value to its estimated fair value as of November 30, 2005 and determined that no impairment of its goodwill had occurred.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill amounts allocated to our Americas and Europe, Middle East and Africa (EMEA) reporting units based on the relative percentage of agreement value as of the time of acquisition, are summarized as follows:

	Americas	EMEA	Total

Balance December 31, 2003	$31,522	$25,484	$57,006
Other	(3,090)	(1,041)	(4,131)

Balance December 31, 2004	28,432	24,443	52,875
Other	347	(188)	159

Balance December 31, 2005	$28,779	$24,255	$53,034

A summary of Forrester’s intangible assets as of December 31, 2004 and 2005 is as follows:

	December 31, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$19,960	$12,968	$6,992
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$22,974	$15,982	$6,992

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(In thousands)

Amortizable intangible assets:
Customer relationships	$19,960	$16,430	$3,530
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$22,974	$19,444	$3,530

Amortization expense related to identifiable intangible assets was approximately $8,778,000, $6,461,000 and $3,527,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amounts
(In thousands)

Year ending December 31, 2006	$2,068
Year ending December 31, 2007	1,230
Year ending December 31, 2008	232

Total	$3,530

(4) Reorganizations

On January 28, 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded a reorganization charge

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The activity related to the January 28, 2004 reorganization is as follows:

		Non-	2004	Accrued As of
	Total	Cash	Cash	December 31,
	Charge	Charges	Payments	2004
	(In thousands)

Workforce reduction	$2,510	$—	$2,068	$442
Facility consolidation and other related costs	4,693	(303)	778	4,218
Depreciable assets	1,861	1,861	—	—

Total	$9,064	$1,558	$2,846	$4,660

	Accrued As of	2005	Accrued As of
	December 31,	Cash	December 31,
	2004	Payments	2005
	(In thousands)

Workforce reduction	$442	$364	$78
Facility consolidation and other related costs	4,218	1,268	2,950
Depreciable assets	—	—	—

Total	$4,660	$1,632	$3,028

The accrued costs related to the January 28, 2004 reorganization are expected to be paid in the following periods:

							Accrued As of
							December 31,
	2006	2007	2008	2009	2010	Thereafter	2005
	(In thousands)

Workforce reduction	$78	$—	$—	$—	$—	$—	$78
Facility consolidation and other related costs	1,221	1,206	162	174	163	24	2,950

Total	$1,299	$1,206	$162	$174	$163	$24	$3,028

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the August 5, 2003 reorganization is as follows:

	Total	2003	Accrued As of
	Initial	Cash	December 31,
	Charge	Payments	2003
	(In thousands)

Workforce reduction	$1,230	$1,060	$170

The costs accrued as of December 31, 2003 relating to the August 5, 2003 reorganization were paid in 2004 and accordingly there was no accrual remaining at December 31, 2004.

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

The activity related to the July 24, 2002 reorganization for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Accrued As of	2003	2003	Accrued As of
	December 31,	Cash	Subsequent	December 31,
	2002	Payments	Revision	2003
	(In thousands)

Workforce reduction	$51	$51	$—	$—
Facility consolidation and other related costs	661	206	269	724

Total	$712	$257	$269	$724

	Accrued As of	2004	Accrued As of
	December 31,	Cash	December 31,
	2003	Payments	2004
	(In thousands)

Facility consolidation and other related costs	$724	$485	$239

	Accrued As of	2005	Accrued As of
	December 31,	Cash	December 31,
	2004	Payments	2005
	(In thousands)

Facility consolidation and other related costs	$239	$164	$75

The costs accrued as of December 31, 2005 relating to the July 24, 2002 reorganization are expected to be paid in 2006.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 10, 2002 Reorganization

On January 10, 2002, Forrester announced a reduction of its work force by approximately 126 positions in response to conditions and demands of the market and a slower economy. As a result, Forrester recorded a reorganization charge of approximately $9.8 million in the year ended December 31, 2002. Approximately 39% of the terminated employees were members of the sales force, while 33% and 28% held research and administrative roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements, and other payments for professional services incurred in connection with the reorganization. Additional depreciable assets that were written off included computer equipment, software, and furniture and fixtures related to terminated employees and vacated locations in connection with the reorganization.

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

The activity related to the January 10, 2002 reorganization for the years ended December 31, 2003, 2004 and 2005 is follows:

	Accrued As of	2003	2003	Accrued As of
	December 31,	Cash	Subsequent	December 31,
	2002	Payments	Revision	2003
	(In thousands)

Facility consolidation and other related costs	$2,838	$1,356	$1,095	$2,577

	Accrued As of	2004	2004	Accrued As of
	December 31,	Cash	Subsequent	December 31,
	2003	Payments	Revision	2004
	(In thousands)

Facility consolidation and other related costs	$2,577	$1,471	$(668)	$438

The costs accrued as of December 31, 2004 related to the January 10, 2002 reorganization were paid in 2005 and accordingly there was no accrual remaining at December 31, 2005.

(5) Marketable Securities

Forrester’s available-for-sale securities at December 31, 2004 and 2005 consist of $88.1 million and $83.7 million of investments in debt securities consisting of federal obligations, state and municipal bonds and corporate bonds and approximately $2.0 million and $46,000 in equity securities, respectively. All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate market value, amortized cost, unrealized gains and unrealized losses of the investments in federal obligations, state and municipal bonds and corporate bonds, are as follows (in thousands):

	As of December 31, 2004
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Federal agency obligations	$13,320	$13,510	$—	$190
State and municipal bonds	36,841	36,779	121	59
Corporate bonds	37,949	37,701	362	114

	$88,110	$87,990	$483	$363

	As of December 31, 2005
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Federal agency obligations	$14,299	$14,503	$—	$204
State and municipal bonds	44,896	45,024	2	130
Corporate bonds	24,489	24,779	—	290

	$83,684	$84,306	$2	$624

The following table summarizes the maturity periods of the federal obligations, state and municipal bonds and corporate bonds as of December 31, 2005:

	2006	2007	Total

Federal agency obligations	$10,370	$3,929	$14,299
State and municipal bonds	38,773	6,123	44,896
Corporate obligations	8,042	16,447	24,489

	$57,185	$26,499	$83,684

The following table shows the gross unrealized losses and market value of Forrester’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position:

	As of December 31, 2005
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Federal agency obligations	$987	$12	$13,312	$191
State and municipal bonds	8,409	18	9,525	113
Corporate bonds	—	—	24,489	290

	$9,396	$30	$47,326	$594

The unrealized losses in all investment types were caused by increasing market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Gross realized gains on sales of the federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2003 which were calculated based on specific identification were approximately

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$509,000. There were no gross realized gains or losses on sales of the federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2004 and 2005.

As of December 31, 2003, Forrester owned an approximately 1.1% ownership in a holding company that was a majority shareholder of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. As a result of this investment, Forrester effectively owned approximately a 1.1% ownership in Greenfield. This investment was being accounted for using the cost method and, accordingly, was being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. No impairments were recorded in 2003. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 136,000 shares of common stock. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares of common stock for which net proceeds of approximately $256,000 were received. In December 2004, Greenfield completed a secondary offering in which Forrester participated and sold an additional 26,000 shares of common stock, receiving net proceeds of approximately $445,000. Accordingly, in the year ended December 31, 2004, Forrester recognized a gain of approximately $1.1 million related to these sales. As of December 31, 2004, the fair value of the remaining investment was approximately $2.0 million. In March 2005, Forrester sold the remainder of its holdings, approximately 89,000 shares of common stock, received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million related to the sale of these shares.

(6) Non-Marketable Investments

At December 31, 2004 and 2005, the carrying value of non-marketable investments is as follows (in thousands):

	2004	2005

Private equity funds	$12,767	$12,759
Doculabs, Inc.	340	176
comScore Networks, Inc.	323	323

	$13,430	$13,258

In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the years ended December 31, 2004 and 2005, Forrester contributed approximately $2.4 million and $863,000, respectively, to these investment funds, resulting in total cumulative contributions of approximately $18.7 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as Forrester has an ownership interest in the investee in excess of 20% and, accordingly, Forrester records its share of the investee’s operating results each period. During the year ended December 31, 2003, Forrester recorded net impairments to these investments of approximately $861,000 which is included in the consolidated statements of income. As of December 31, 2004 and 2005, Forrester determined that no further impairment had occurred. During the years ended December 31, 2003, 2004 and 2005, net gains from distributions of $419,000, $281,000 and $370,000, respectively, were included in the consolidated statements of income. During the years ended December 31, 2003, 2004 and 2005, fund management charges of approximately $410,000, $338,000 and $338,000, respectively, were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investments’ carrying value.

Forrester has adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of its share of net profits from these investments, if any, to certain key employees, subject to the terms and conditions of the plan. The payment of such bonuses would result in compensation expense with respect to the amounts so paid. To date, no bonuses have been paid under this plan. The principal purpose of this

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. The purpose of this cash bonus plan is the retention of key employees.

In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the years ended December 31, 2004 and 2005, Forrester contributed $1.6 million and $400,000, respectively, to this annex fund. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated.

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

During the years ended December 31, 2003, 2004 and 2005, Forrester recognized revenues of approximately $133,000, $188,000, and $229,000 respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (“Doculabs”), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In December 2003 and 2005, Forrester determined that its investment had been impaired. As a result, Forrester recorded write-downs of approximately $1.2 million and $164,000, respectively, which is included in the consolidated statements of income during the years ended December 31, 2003 and 2005, respectively. As of December 31, 2005, Forrester determined that no further impairment had occurred.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. In June 2003, Forrester determined that its investment in comScore had been permanently impaired. As a result, Forrester recorded a write-down of $130,000 in the consolidated statement of income. As of December 31, 2004 and 2005, Forrester determined that no further permanent impairment had occurred.

(7) Income Taxes

Income before income tax provision attributable to continuing operations for the years ended December 31, 2003, 2004 and 2005 consists of the following (in thousands):

	2003	2004	2005

Domestic	$1,446	$4,944	$17,548
Foreign	1,730	1,289	1,830

Total	$3,176	$6,233	$19,378

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision attributable to continuing operations for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	2003	2004	2005

Current —
Federal	$335	$36	$413
State	(84)	49	(7)
Foreign	420	352	364

	671	437	770

Deferred —
Federal	174	1,545	5,779
State	140	731	1,764
Foreign	—	(12)	1,033

	314	2,264	8,576

Less — valuation allowance	—	(600)	(1,316)

Income tax provision	$985	$2,101	$8,030

A reconciliation of the federal statutory rate to Forrester’s effective tax rate attributable to continuing operations for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from — State tax provision, net of federal benefit	1.2	8.1	5.9
Non-deductible expenses	3.7	3.0	2.5
Tax-exempt interest income	(17.7)	(7.5)	(2.9)
Non-cash stock-based compensation expense	—	—	2.2
Other, net	8.8	1.5	5.5
Change in valuation allowance	—	(6.4)	(6.8)

Effective income tax rate	31.0%	33.7%	41.4%

The components of deferred income taxes as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005

Non-deductible reserves and accruals	$1,257	$4,469
Depreciation and amortization	878	246
Deferred commissions	(2,755)	(3,266)
Net operating loss and other carryforwards	55,044	45,740

Gross deferred tax asset	$54,424	$47,189
Less — Valuation allowance	(11,564)	(10,248)

Net deferred tax asset	$42,860	$36,941

Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $95.2 million primarily related to exercises of employee stock options and operating loss carryforwards acquired in connection with the acquisition of Giga. The net operating losses relating to the exercises of stock options were

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a benefit to additional paid-in capital within stockholders’ equity and will expire between the years 2012 and 2023. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes.

During the year ended December 31, 2005, Forrester recorded a valuation allowance of approximately $148,000 primarily related to its U.S. federal capital loss carryforwards since management believes Forrester will not have sufficient capital gains to realize these assets during the applicable carryforward period. During the year ended December 31, 2005, Forrester reversed approximately $1.5 million of valuation allowance primarily related to its foreign and state net operating losses because utilization of these carryforwards became probable. Forrester has not provided a valuation allowance for the remaining net deferred tax assets, primarily its federal net operating loss carryforwards, as management believes Forrester will have sufficient income to realize these assets during the applicable carryforward period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester’s future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences, other than the amounts offset by a valuation allowance as described above. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

No amount for U.S. income tax has been provided on undistributed earnings of Forrester’s foreign subsidiaries because Forrester considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and amounts already included in U.S. income under I.R.C. Section 956, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with the hypothetical calculation.

The calculation of Forrester’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. Forrester recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, “Loss Contingencies.” As of December 31, 2005, Forrester has accrued approximately $273,000 related to probable and reasonably estimable losses resulting from tax matters including, but not limited to, transfer pricing and foreign audits.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Commitments

Forrester leases its office space and certain office equipment under operating leases. Approximate future minimum rentals for operating leases are as follows (in thousands):

2006	$8,192
2007	8,140
2008	6,649
2009	6,570
2010	6,458
Thereafter	3,580

Total minimum lease payments	$39,589

Future minimum rentals have not been reduced by minimum sublease rentals to be received of $1.1 million due in the future under subleases. These rentals are due as follows: $721,000 in 2006 and $330,000 in 2007.

Aggregate rent expenses, net of sublease income, were approximately $7,688,000, $7,711,000, and $6,666,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

(9) Stockholders’ Equity

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

Treasury Stock

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of Forrester’s common stock. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. In February 2005, Forrester’s Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. As of December 31, 2005, Forrester had repurchased approximately 4.4 million shares of common stock at an aggregate cost of $73.5 million, including commissions paid for the acquisition of the common stock.

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

During the three month period ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of this agreement in February 2004, Forrester received 119,000 shares which was recorded as treasury stock. During each of the three-month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, Forrester entered into similar agreements in exchange for up-front net payments of $2.0 million. Upon expiration of each of these agreements, Forrester received approximately $2.1 million of cash. During each of the three month periods ended September 30, 2002 and December 31, 2002, Forrester entered into similar agreements in exchange for up-front net payments of

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million. Upon expiration of each of these agreements, in 2002 and 2003, respectively, Forrester received 143,524 and 144,291 shares, respectively, which were recorded as treasury stock.

(10) Stock Option Plans

In February 1996, Forrester adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which was amended and restated and approved by the stockholders in September 1996 (the “Plan”). The Plan provides for the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase up to 13,500,000 shares of common stock. Under the terms of the Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over two to four years and expire after 10 years. Options granted under the Plan immediately vest upon certain events, as described in the Plan.

In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 600,000 shares of common stock. Under the Directors’ Plan, each non-employee director shall be awarded options to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant.

Stock option activity under the Plan and under the Directors’ Plan from December 31, 2002 to December 31, 2005, was as follows (in thousands, except per share data):

			Weighted
			Average
		Exercise	Exercise
	Number	Price Per	Price Per
	of Shares	Share	Share

Outstanding at December 31, 2002	4,204	$ 2.75-$70.84	$20.99
Granted	1,511	13.73- 18.63	14.75
Exercised	(242)	14.60- 19.50	16.49
Forfeited	(626)	11.00- 62.44	21.89

Outstanding at December 31, 2003	4,847	2.75- 70.84	19.39
Granted	1,223	13.83- 18.86	18.00
Exercised	(291)	9.57- 17.71	13.84
Forfeited	(670)	11.69- 65.00	22.35

Outstanding at December 31, 2004	5,109	2.75- 70.84	18.98
Granted	1,146	14.04- 21.01	14.59
Exercised	(579)	2.75- 20.53	13.34
Forfeited	(440)	11.69- 45.41	19.82

Outstanding at December 31, 2005	5,236	$ 9.57-$70.84	$18.57

Exercisable at December 31, 2005	2,769	$ 9.57-$70.84	$20.85

Exercisable at December 31, 2004	2,785	$ 2.75-$70.84	$20.30

Exercisable at December 31, 2003	2,457	$ 2.75-$70.84	$21.79

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable under the Plan and under the Directors’ Plan at December 31, 2005 (in thousands, except per share data):

		Weighted	Weighted		Weighted
		Average	Average	Options	Average
	Options	Exercise	Remaining	Exercisable	Exercise
	Outstanding	Price of	Contractual	At	Price of
	At December 31,	Options	Life	December 31,	Options
Range of Exercise Prices	2005	Outstanding	(In Years)	2005	Exercisable

9.57-10.72	14	10.38	1.40	14	10.38
11.69-13.89	351	11.75	3.66	344	11.70
13.94-15.47	1,729	14.33	8.21	464	14.50
15.48-18.94	1,853	17.40	7.50	731	17.13
19.05-24.64	656	22.45	4.23	599	22.53
25.16-31.39	451	25.87	4.90	435	25.89
33.88-49.44	65	40.65	4.33	65	40.65
52.67-70.84	117	59.01	4.53	117	59.00

	5,236	$18.57	6.72	2,769	$20.85

As of December 31, 2005, options available for future grant under the Plan and the Directors’ Plan were approximately 1,867,000.

As described in Note 1, Forrester applies APB No. 25 to account for equity grants and awards to employees. Forrester has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, and has presented such disclosure in Note 1. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

	2003	2004	2005

Risk-free interest rate	2.11%	2.78%	3.93%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	55%	50%	46%
Weighted average fair value	$6.47	$7.56	$5.94

In January 1998, Forrester’s founder and principal shareholder granted certain key employees options to purchase 2,000,000 shares of his common stock at an exercise price of $9.57 which was the fair market value on the date of grant. As of December 31, 2005, options to purchase 70,500 shares remained outstanding, all of which were exercisable.

(11) Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $1,046,000, $1,243,000, and $1,574,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provides for the issuance of up to 900,000 shares of common stock. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to a maximum of 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2003	32,233	$13.29
December 31, 2003	35,735	$13.39
June 30, 2004	42,799	$15.25
December 31, 2004	39,812	$15.25
June 30, 2005	39,474	$15.16
December 31, 2005	43,291	$15.09

(13) Operating Segment and Enterprise Wide Reporting

During 2003 and 2004, Forrester viewed its operations within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. Effective January 1, 2005, Forrester reorganized the operating groups as follows (i) Americas, (ii) EMEA and (iii) Asia Pacific. All of the Operating Groups generate revenues through sales of the same research and advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct profit, as presented below, is defined as operating income excluding certain selling and marketing expenses, general and administrative expenses, depreciation expense, amortization of intangibles and reorganization charges. The accounting policies used by the reportable segments are the same as those used by Forrester.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments. Segment information for the years ended December 31, 2003 and 2004 have been restated to conform to the current year’s presentation.

	Americas	EMEA	Asia Pacific	Consolidated

Year ended December 31, 2003
Revenue	$97,984	$21,370	$6,645	$125,999
Direct Profit	40,566	(1,379)	3,753	42,940
Corporate expenses				(28,935)
Amortization of intangible assets				(8,778)
Reorganization costs				(2,594)
Integration costs				(1,055)

Income from operations				$1,578

Year ended December 31, 2004
Revenue	$103,409	$29,477	$5,593	$138,479
Direct Profit	40,363	2,210	2,973	45,546
Corporate expenses				(28,676)
Amortization of intangible assets				(6,461)
Reorganization costs				(8,396)

Income from operations				$2,013

Year ended December 31, 2005
Revenue	$116,800	$30,678	$5,751	$153,229
Direct Profit	43,393	635	2,408	46,436
Corporate expenses				(28,253)
Amortization of intangible assets				(3,527)

Income from operations				$14,656

Long-lived assets by location as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005

United States	$19,582	$18,557
United Kingdom	613	462
Europe (excluding United Kingdom)	957	667

	$21,152	$19,686

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2003, 2004, and 2005 are as follows (dollars in thousands):

	2003	2004	2005

United States	$89,412	$92,824	$106,963
United Kingdom	11,338	12,466	12,098
Europe (excluding United Kingdom)	12,056	18,947	19,194
Canada	6,154	6,908	7,734
Other	7,039	7,334	7,240

	$125,999	$138,479	$153,229

United States	71%	67%	70%
United Kingdom	9	9	8
Europe (excluding United Kingdom)	10	14	12
Canada	5	5	5
Other	5	5	5

	100%	100%	100%

(14) Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2004 and 2005 consist of the following (in thousands):

	2004	2005

Computers and equipment	$6,945	$7,443
Computer software	5,445	6,750
Furniture and fixtures	2,995	2,913
Leasehold improvements	4,781	4,684

Total property and equipment	20,166	21,790
Less accumulated depreciation and amortization	13,756	16,019

Property and equipment, net	$6,410	$5,771

Accrued Expenses:

Accrued expenses as of December 31, 2004 and 2005 consist of the following (in thousands):

	2004	2005

Payroll and related	$9,373	$10,115
Other	17,555	14,454

	$26,928	$24,569

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2003, 2004, and 2005 is as follows (in thousands):

	2003	2004	2005

Balance, beginning of year	$837	$1,409	$1,017
Provision for doubtful accounts	—	309	100
Additions (reversals) from acquisitions (Note 2)	987	(338)	—
Write-offs	(415)	(363)	(318)

Balance, end of year	$1,409	$1,017	$799

(15)	Summary Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2005 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004

Revenues	$31,729	$34,921	$33,879	$37,950
(Loss) income from operations	$(1,213)	$(4,250)	$3,158	$4,318
Net income	$(257)	$(2,348)	$3,211	$3,526
Basic net (loss) income per common share	$(0.01)	$(0.11)	$0.15	$0.16
Diluted net (loss) income per common share	$(0.01)	$(0.11)	$0.14	$0.16

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
		(Restated)	(Restated)

Revenues	$33,782	$39,246	$39,025	$41,176
Income from operations	$2,072	$3,309	$4,062	$5,213
Net income	$2,739	$2,457	$2,558	$3,594
Basic net income per common share	$0.13	$0.11	$0.12	$0.17
Diluted net income per common share	$0.13	$0.11	$0.12	$0.16