Form 10-Q
period 2006-03-31
FORRESTER RESEARCH INC
filed 2006-05-08
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerator filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 5, 2006, 21,751,349 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$80,070	$48,538
Marketable securities	76,348	83,730
Accounts receivable, net	33,344	52,177
Deferred commissions	8,859	8,940
Prepaid expenses and other current assets	7,975	5,126

Total current assets	206,596	198,511

Long-term assets:
Property and equipment, net	5,233	5,771
Goodwill	53,126	53,034
Deferred income taxes	37,094	36,941
Non-marketable investments	13,535	13,258
Intangible assets, net	2,888	3,530
Other assets	711	657

Total long-term assets	112,587	113,191

Total assets	$319,183	$311,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,276	$1,716
Accrued expenses	24,857	24,569
Deferred revenue	87,460	86,663

Total current liabilities	113,593	112,948

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized— 500 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 25,834 and 25,391 shares as of March 31, 2006 and December 31, 2005, respectively
Outstanding— 21,330 and 21,023 shares as of March 31, 2006 and December 31, 2005, respectively	258	254
Additional paid-in capital	200,467	192,206
Retained earnings	83,945	82,425
Treasury stock, at cost— 4,504 and 4,368 shares as of March 31, 2006 and December 31, 2005, respectively	(76,462)	(73,527)
Accumulated other comprehensive loss	(2,618)	(2,604)

Total stockholders’ equity	205,590	198,754

Total liabilities and stockholders’ equity	$319,183	$311,702

     The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)
Revenues:
Research services	$27,203	$23,369
Advisory services and other	13,994	10,413

Total revenues	41,197	33,782

Operating expenses:
Cost of services and fulfillment	17,627	13,777
Selling and marketing	14,545	11,902
General and administrative	5,600	4,034
Depreciation	884	874
Amortization of intangible assets	652	1,123

Total operating expenses	39,308	31,710

Income from operations	1,889	2,072

Other income:
Other income, net	958	750
Realized gains on securities	199	1,668

Income before income tax provision	3,046	4,490

Income tax provision	1,526	1,751

Net income	$1,520	$2,739

Basic and diluted net income per common share	$0.07	$0.13

Basic weighted average common shares outstanding	21,186	21,611

Diluted weighted average common shares outstanding	21,790	21,840

     The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(UNAUDITED)
Cash flows from operating activities:
Net income	$1,520	$2,739
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	884	874
Amortization of intangible assets	652	1,123
Non-cash stock-based compensation	1,736	—
Tax benefit from exercises of employee stock options	8	28
Deferred income taxes	(188)	574
Realized gains on securities	(199)	(1,668)
Amortization of premium on marketable securities	178	297
Changes in assets and liabilities—
Accounts receivable	19,027	10,037
Deferred commissions	81	164
Prepaid expenses and other current assets	(3,025)	(915)
Accounts payable	(431)	(1,551)
Accrued expenses	333	(1,783)
Deferred revenue	456	1,480

Net cash provided by operating activities	21,032	11,399

Cash flows from investing activities:
Purchases of property and equipment	(328)	(1,590)
Purchases of non-marketable investments	(300)	—
Proceeds from non-marketable investments	137	—
Decrease in other assets	32	230
Purchases of marketable securities	(74,886)	(42,421)
Proceeds from sales and maturities of marketable securities	82,181	43,654

Net cash provided by (used in) investing activities	6,836	(127)

Cash flows from financing activities:
Proceeds from exercises of employee stock options	6,522	215
Acquisition of treasury stock	(2,935)	(4,789)

Net cash provided by (used in) financing activities	3,587	(4,574)

Effect of exchange rate changes on cash and cash equivalents	77	(136)

Net increase in cash and cash equivalents	31,532	6,562

Cash and cash equivalents, beginning of period	48,538	37,328

Cash and cash equivalents, end of period	$80,070	$43,890

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$450	$190

     The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Stock-Based Compensation
Effective January 1, 2006, Forrester adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment ” (“SFAS No. 123R”). All of Forrester’s stock options are accounted for as equity instruments and Forrester has two equity plans required to be evaluated under SFAS No. 123R: stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation.
Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Periods prior to the period ending March 31, 2006 will not include compensation costs calculated at the fair value method. Under the provisions of SFAS No. 123R, Forrester recorded approximately $1.7 million of stock-based compensation in the accompanying consolidated statement of income for the three months ended March 31, 2006, included in the following expense categories (in thousands):

Three Months Ended
March 31, 2006
Cost of services and fulfillment	$746
Selling and marketing	463
General and administrative	527

$1,736

Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended March 31, 2006 were $8.70 and $4.11 respectively, using the following assumptions:

	Three Months Ended
	March 31, 2006
		Employee
	Stock	Stock
	Option Plans	Purchase Plan
Average risk-free interest rate	4.4%	4.5%
Expected dividend yield	None	None
Expected life	6.25 Years	0.5 Years
Expected volatility	35%	23%

The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of Forrester’s stock-based awards does not correspond with the terms for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon using the simplified method outlined in SEC Staff Accounting Bulletin No. 107.
Based on Forrester’s historical experience for grants with varying vesting terms, estimated forfeiture rates ranging from 0% to 6.5% have been used to determine current period expense. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture is higher than estimated.
SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of Forrester’s employee stock options and shares subject to purchase under the employee stock purchase plan had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year period (in thousands, except per-share data).

Three Months Ended
March 31, 2005
Net income attributable to common shareholders—
As reported	$2,739
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,029)

Pro forma	$1,710

Net income attributable to common shareholders per share—basic and diluted
As reported	$0.13

Pro forma	$0.08

During the three months ended March 31, 2005, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $5.77 and $4.13, respectively, using the following assumptions:

	Three Months Ended
	March 31, 2005
		Employee
	Stock	Stock
	Option Plans	Purchase Plan
Average risk free interest rate	3.9%	2.7%
Expected dividend yield	None	None
Expected life	4 Years	0.5 Years
Expected volatility	46%	27%
During the three-month period ended March 31, 2006, the total intrinsic value of stock options exercised was $3.1 million.
The unamortized fair value of stock options as of March 31, 2006 was $9.2 million with a weighted average remaining recognition period of 1.9 years.
The following table summarizes stock option activity under all stock option plans for the three months ended March 31, 2006 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2005	5,236	$18.57

Granted	105	20.32
Exercised	(444)	14.70
Cancelled	(155)	18.98

Outstanding as of March 31, 2006	4,742	$18.94	6.6	$16,312

Exercisable as of March 31, 2006	3,205	$20.10	5.8	$7,508

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. Forrester is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.
Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.
NOTE 2 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of March 31, 2006 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$19,960	$17,072	$2,888
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$22,974	$20,086	$2,888

Amortization expense related to identifiable intangible assets was approximately $652,000 and $1,123,000 during the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining nine months ending December 31, 2006	$1,426
Year ending December 31, 2007	1,230
Year ending December 31, 2008	232

Total	$2,888

NOTE 3 — REORGANIZATIONS
In November 2003, Forrester acquired the assets of GigaGroup S.A. (“GigaGroup”). In 2004, in connection with the integration of GigaGroup’s operations, Forrester reduced its workforce by approximately 15 positions and vacated and subleased office space. In 2004, Forrester recorded reorganization charges of approximately $2,510,000 related to the workforce reduction, approximately $4,693,000 related to the excess of contractual lease commitments over the contracted sublease revenue and $1,861,000 related to the write-off of related leasehold improvements and furniture and fixtures.
The activity related to the 2004 reorganization charges during the three months ended March 31, 2006 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	March 31,
	2005	Payments	2006
	(IN THOUSANDS)
Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	2,950	290	2,660

Total	$3,028	$290	$2,738

The accrued costs related to the 2004 reorganization are expected to be paid in the following periods:

	TOTAL	2006	2007	2008	2009	2010	Thereafter
	(IN THOUSANDS)
Workforce reduction	$78	$78	$—	$—	$—	$—	$—
Facility consolidation and other related costs	2,660	921	1,208	164	177	166	24

Total	$2,738	$999	$1,208	$164	$177	$166	$24

In connection with prior reorganizations of its workforce, Forrester consolidated its office space. As a result of these consolidations, Forrester has aggregate accrued facility consolidation costs of $34,000 as of March 31, 2006. The activity related to these costs during the three months ended March 31, 2006 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	March 31,
	2005	Payments	2006
	(IN THOUSANDS)
Facility costs	$75	$41	$34
These accrued facility costs are expected to be paid during the remaining nine months ending December, 2006.
NOTE 4 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three months ended March 31, 2006 and 2005 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2006 and 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(IN THOUSANDS)
Basic weighted average common shares outstanding	21,186	21,611
Weighted average common equivalent shares	604	229

Diluted weighted average shares outstanding	21,790	21,840

During the three-month periods ended March 31, 2006 and 2005, approximately 2,071,000 and 3,242,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 5 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(IN THOUSANDS)
Unrealized gain (loss) on marketable securities, net of taxes	$68	$(438)
Reclassification adjustment for realized gains in net income, net of taxes	—	(1,122)
Cumulative translation adjustment	(82)	730

Total other comprehensive loss	$(14)	$(830)
Reported net income	1,520	2,739

Total comprehensive income	$1,506	$1,909

NOTE 6 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over a period of up to five years. During the three months ended March 31, 2006 and 2005, Forrester contributed approximately $438,000 and $150,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.2 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as Forrester has an ownership interest in the investee in excess of 20% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2006 and 2005, distributions of $275,000 and $367,000 were recorded and resulted in net gains of $199,000 and $180,000 in the consolidated statement of income, respectively. During the three months ended March 31, 2006 and 2005, there were no impairments recorded. During the three months ended March 31, 2006 and 2005, fund management charges of approximately $84,000 were recorded as other expense which is included in other income, net, for each period in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $2.4 million as of March 31, 2006. Fund management charges are recorded as a reduction of the investments’ carrying value.
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
NOTE 7 — STOCK REPURCHASE
In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2006, Forrester had repurchased approximately 4,504,000 shares of common stock at an aggregate cost of approximately $76.5 million.
NOTE 8 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Forrester’s operations are managed within the following three operating groups (“Operating Groups”): (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. All of the Operating Groups generate revenues through sales of the same research and advisory and other service offerings. Each of the Operating Groups is composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, non-cash stock-based compensation expense, general and administrative expenses, depreciation expense and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used by Forrester.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.
The following tables present information about reportable segments.

	Americas	EMEA	Asia Pacific	Consolidated
Three months ended March 31, 2006
Revenue	$31,564	$8,322	$1,311	$41,197
Direct Margin	11,931	329	321	12,581
Corporate expenses				(10,040)
Amortization of intangible assets				(652)

Income from operations				$1,889

Three months ended March 31, 2005
Revenue	$25,538	$6,962	$1,282	$33,782
Direct Margin	9,416	48	545	10,009
Corporate expenses				(6,814)
Amortization of intangible assets				(1,123)

Income from operations				$2,072

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(IN THOUSANDS)
United States	$28,808	$23,333
United Kingdom	3,494	2,827
Europe (excluding United Kingdom)	4,530	4,162
Canada	2,126	1,709
Other	2,239	1,751

	$41,197	$33,782

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
United States	70%	69%
United Kingdom	9	9
Europe (excluding United Kingdom)	11	12
Canada	5	5
Other	5	5

	100%	100%

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion

No. 20. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. While Forrester does not believe the adoption of SFAS No. 154 will have a significant impact on the Company’s financial position, results of operations or cash flows, the impact of adopting SFAS No. 154 is dependent on events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the success of and demand for our research and advisory products and services, and our ability to achieve success as the industry consolidates. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate trends in technology spending in the marketplace and business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services, the actual amount of the charge and any cost savings related to reductions in force and associated actions, and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time, without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at March 31, 2006. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	MARCH 31,		Absolute	Percentage
	2006	2005	Increase	Increase
Deferred Revenue (in Millions)	$87.5	$73.0	$14.5	20%
Agreement Value (In Millions)	$147.7	$128.2	$19.5	15%
Client Retention	78%	75%	3%	4%
Dollar Retention	88%	85%	3%	4%
Enrichment	107%	106%	1%	1%
Number of clients	2,095	1,872	223	12%
The increase in deferred revenue and agreement value from March 31, 2005 to March 31, 2006 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at March 31, 2006 was approximately $41,200, an increase of 2% from $40,200 at March 31, 2005. Client retention, dollar retention and enrichment increases in 2006 reflect increasing demand, reduced discounting and increased prices.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider the following accounting policies to be those that require that most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our December 31, 2005 Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the SEC.
•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values. The amount of revenue recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the services are performed. Event revenues are recognized upon completion of the events. While our historical business practice has been to offer membership contracts with a non-cancelable term, effective April 1, 2005, we offer clients a money back guarantee, which gives them the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, any refund would be issued on a pro-rata basis only. Reimbursed out of pocket expenses are recorded as advisory revenue. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and expensed to operations as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.
•	NON-CASH STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and expected option forfeiture rates, to value equity-based compensation. SFAS No. 123R also requires us to estimate future forfeitures of stock-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard.
•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $741,000 as of March 31, 2006. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.
•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. During the three months ended March 31, 2006, we have no investments that have experienced a decline in value which we believe is permanent or temporary and accordingly no impairment charges have been recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on our market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2006, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Research services	66%	69%
Advisory services and other	34	31

Total revenues	100	100

Cost of services and fulfillment	43	41
Selling and marketing	35	35
General and administrative	14	12
Depreciation	2	3
Amortization of intangible assets	2	3

Income from operations	4	6
Other income, net	2	2
Realized gains on securities	—	5

Income before income tax provision	6	13
Income tax provision	3	5

Net income	3%	8%

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenues (in millions)	$41.2	$33.8	$7.4	22%
Revenues from research services (in millions)	$27.2	$23.4	$3.8	16%
Advisory services and other revenues (in millions)	$14.0	$10.4	$3.6	35%
Revenues attributable to customers outside of the United States (in millions)	$12.4	$10.5	$1.9	18%
Revenues attributable to customers outside of the United States as a percentage of total revenue	30%	31%	(1)%	(3)%

Number of clients	2,095	1,872	223	12%
Number of research employees	275	222	53	24%

Number of events	1	2	1	50%
The increase in total revenues as well as the increase in the number of clients is primarily attributable to increased demand resulting from improving economic conditions and technology spending, reduced discounting and increased prices offset by the effects of foreign currency translation which resulted in approximately a 10% negative effect on European revenues in the three months ended March 31, 2006 as compared to a 1% positive effect on European revenues in the three months ended March 31, 2005. No single client company accounted for more than 2% of revenues during the three months ended March 31, 2006 or 2005.

Research services revenues as a percentage of total revenues declined from 69% in the three months ended March 31, 2005 to 66% in the three months ended March 31, 2006 as customer demand for advisory services has increased. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services.
International revenues increased 2% to $12.4 million in the three months ended March 31, 2006 from $10.5 million in the three months ended March 31, 2005 due to increased demand. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally and to the effects of foreign currency translation.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2006	2005	Increase	Increase
Cost of services and fulfillment (in millions)	$17.6	$13.8	$3.8	28%
Cost of services and fulfillment as a percentage of total revenues	43%	41%	2%	5%
Number of research and fulfillment employees	345	286	59	21%
The increase in cost of services and fulfillment both in dollars and as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R and to an increase in travel expenses resulting from increased advisory services delivered.
SELLING AND MARKETING.

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2006	2005	Increase	Increase
Selling and marketing expenses (in millions)	$14.6	$11.9	$2.7	22%
Selling and marketing expenses as a percentage of total revenues	35%	35%	—	—
Number of selling and marketing employees	283	244	39	16%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and to the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2006	2005	Increase	Increase
General and administrative expenses (in millions)	$5.6	$4.0	$1.6	40%
General and administrative expenses as a percentage of total revenues	14%	12%	2%	17%
Number of general and administrative employees	104	94	10	11%
The increase in general and administrative expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R and to an increase in professional services.

DEPRECIATION. Depreciation expense increased 1% to $884,000 in the three months ended March 31, 2006 from $874,000 in the three months ended March 31, 2005. The increase is primarily attributable to depreciation expense for computer and software assets purchased during 2005.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $652,000 in the three months ended March 31, 2006 from $1.1 million in the three months ended March 31, 2005. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 28% to $958,000 during the three months ended March 31, 2006 from $750,000 during the three months ended March 31, 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to increasing interest rates.
REALIZED GAINS ON SECURITIES. Net gains on distributions from non-marketable investments totaled approximately $199,000 and $180,000 during the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm that we held an approximately 1.1% ownership interest in prior to their initial public offering in July, 2004. As a result of the sale we received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million.
PROVISION FOR INCOME TAXES. During the three months ended March 31, 2006, we recorded an income tax provision of $1.5 million, which reflected an effective tax rate of 50.1%. During the three months ended March 31, 2005, we recorded an income tax provision of $1.8 million, which reflected an effective tax rate of 39%. The increase in our effective tax rate for fiscal year 2006 resulted primarily from the creation of a permanent tax item for the projected annual stock option expense related to the adoption of SFAS No. 123R.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the three months ended March 31, 2006, are annually renewable and are generally payable in advance. We generated cash from operating activities of $21.0 million and $11.4 million during the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided from operations is primarily attributable to the increase in collections of accounts receivable.
We generated cash from investing activities of $6.8 million during the three months ended March 31, 2006 and we used $127,000 of cash in investing activities during the three months ended March 31, 2005. The increase in cash provided from investing activities is primarily attributable to an increase in the net proceeds received from net sales of marketable securities and to a decrease in the purchase of capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of up to five years. As of March 31, 2006, we had contributed approximately $19.2 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
In December 2003, we committed to invest an additional $2.0 million over an expected period of two years in an annex fund of one of the two private equity investment funds. As of March 31, 2006, we had contributed $2.0 million to the annex fund.
We generated cash from financing activities of $3.6 million during the three months ended March 31, 2006 and we used $4.6 million of cash in financing activities during the three months ended March 31, 2005. The increase in cash provided from financing activities is primarily attributable to an increase in proceeds from exercises of employee stock options and a decrease in repurchases of our common stock.

In October 2004, Forrester announced a program authorizing the repurchase of up to $50.0 million of its common stock. In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During the three months ended March 31, 2006, we repurchased 137,500 shares of common stock at an aggregate cost of approximately $2.9 million. As of March 31, 2006, we had cumulatively repurchased 4.5 million shares of common stock at an aggregate cost of approximately $76.5 million.
As of March 31, 2006, we had cash and cash equivalents of $80.1 million and marketable securities of $76.3 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of March 31, 2006, we had future contractual obligations as follows for operating leases*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2006	2007	2008	2009	2010	Thereafter
				(IN THOUSANDS)
Operating leases	$37,167	$5,898	$8,030	$6,631	$6,570	$6,458	$3,580

*	The above table does not include future minimum rentals to be received under subleases of $805,000. The above table also does not include the remaining $800,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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

Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT MARCH 31,
	2006	FY 2006	FY 2007
Cash equivalents	$57,777	$57,777	$—
Weighted average interest rate	3.42%	3.42%	—

Federal agency obligations	$14,331	$10,405	$3,926
State and municipal agency obligations	83,232	70,269	12,963
Corporate obligations	23,329	7,012	16,317
Less: Cash equivalents	(44,625)	(44,625)	—
Total Investments	$76,267	$43,061	$33,206
Weighted average interest rate	3.07%	2.78%	3.45%

Total portfolio	$134,044	$100,838	$33,206
Weighted average interest rate	3.22%	3.14%	3.45%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2006, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $25.4 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2006, as a result of the material weakness in internal control over financial reporting related to accounting for stock-based compensation which was disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in connection with the Company’s adoption of SFAS No. 123R, we enhanced our internal controls by adding resources focused on accounting for stock-based compensation and devising additional review procedures related to accounting for stock-based compensation.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In February 2005, the Board of Directors authorized an additional $50.0 million to purchase common stock under our stock repurchase program. During each of the three months during the quarter ended March 31, 2006, we purchased the following number of shares of our common stock:

			Maximum Dollar Value
			that May Yet Be
		Average	Purchased Under the
	Total Number of	Price Paid	Stock Repurchase
Period	Shares Purchased	per Share	Program
January 1 – January 31	—	$—	$—
February 1 – February 28	39,704	$21.39	$25,624
March 1 – March 31	97,805	$21.33	$23,538

	137,509	$21.35	$23,538

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

Date: May 8, 2006

By:	/s/ Warren Hadley
Warren Hadley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 8, 2006

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.