Form 10-Q
period 2006-06-30
FORRESTER RESEARCH INC
filed 2006-08-09
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐ No ☑
As of August 4, 2006, 22,576,917 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$84,558	$48,538
Available-for-sale securities	97,581	83,730
Accounts receivable, net	32,187	52,177
Deferred commissions	7,784	8,940
Prepaid expenses and other current assets	7,679	5,126

Total current assets	229,789	198,511

Long-term assets:
Property and equipment, net	5,707	5,771
Goodwill	53,279	53,034
Deferred income taxes	37,187	36,941
Non-marketable investments	13,362	13,258
Intangible assets, net	2,434	3,530
Other assets	681	657

Total long-term assets	112,650	113,191

Total assets	$342,439	$311,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,103	$1,716
Accrued expenses	27,033	24,569
Deferred revenue	80,344	86,663

Total current liabilities	110,480	112,948

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 27,061 and 25,391 shares as of June 30, 2006 and December 31, 2005, respectively
Outstanding — 22,557 and 21,023 shares as of June 30, 2006 and December 31, 2005, respectively	270	254
Additional paid-in capital	223,035	192,206
Retained earnings	87,788	82,425
Treasury stock, at cost — 4,504 and 4,368 shares as of June 30, 2006 and December 31, 2005, respectively	(76,462)	(73,527)
Accumulated other comprehensive loss	(2,672)	(2,604)

Total stockholders’ equity	231,959	198,754

Total liabilities and stockholders’ equity	$342,439	$311,702

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(UNAUDITED)
Revenues:
Research services	$28,323	$23,847	$55,526	$47,216
Advisory services and other	20,161	15,399	34,155	25,812

Total revenues	48,484	39,246	89,681	73,028

Operating expenses:
Cost of services and fulfillment	20,282	16,673	37,909	30,450
Selling and marketing	15,442	13,065	29,987	24,967
General and administrative	5,526	4,484	11,126	8,518
Depreciation	916	882	1,800	1,756
Amortization of intangible assets	472	833	1,124	1,956

Total operating expenses	42,638	35,937	81,946	67,647

Income from operations	5,846	3,309	7,735	5,381

Other income:
Other income, net	1,326	754	2,277	1,504
Realized gains on securities, net	8	112	207	1,780

Income before income tax provision	7,180	4,175	10,219	8,665

Income tax provision	3,330	1,718	4,856	3,469

Net income	$3,850	$2,457	$5,363	$5,196

Basic net income per common share	$0.18	$0.11	$0.25	$0.24

Diluted net income per common share	$0.17	$0.11	$0.24	$0.24

Basic weighted average common shares outstanding	21,988	21,511	21,587	21,561

Diluted weighted average common shares outstanding	22,844	21,847	22,317	21,843

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(UNAUDITED)
Cash flows from operating activities:
Net income	$5,363	$5,196
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	1,800	1,756
Amortization of intangible assets	1,124	1,956
Realized gains on sales of securities	—	(1,489)
Gains from non-marketable investments, net	(161)	(291)
Tax benefit from exercises of employee stock options	(369)	(400)
Deferred income taxes	(339)	598
Non-cash stock-based compensation	3,524	290
Amortization of premium on available-for-sale securities	406	577
Changes in assets and liabilities —
Accounts receivable	20,603	10,114
Deferred commissions	1,156	173
Prepaid expenses and other current assets	(2,367)	(531)
Accounts payable	1,426	(1,286)
Accrued expenses	2,317	(123)
Deferred revenue	(7,447)	(415)

Net cash provided by operating activities	27,036	16,125

Cash flows from investing activities:
Purchases of property and equipment	(1,676)	(1,983)
Purchases of non-marketable investments	(300)	—
Proceeds from non-marketable investments	188	—
Decrease in other assets	153	538
Purchases of available-for-sale securities	(229,887)	(103,222)
Proceeds from sales and maturities of available-for-sale securities	215,821	115,567

Net cash (used in) provided by investing activities	(15,701)	10,900

Cash flows from financing activities:
Proceeds from issuance of common stock	26,950	2,202
Excess tax benefits from non-cash stock-based compensation	369	400
Acquisition of treasury stock	(2,935)	(11,187)

Net cash provided by (used in) financing activities	24,384	(8,585)

Effect of exchange rate changes on cash and cash equivalents	301	(551)

Net increase in cash and cash equivalents	36,020	17,889

Cash and cash equivalents, beginning of period	48,538	37,328

Cash and cash equivalents, end of period	$84,558	$55,217

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$105	$333

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Stock-Based Compensation
Effective January 1, 2006, Forrester adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment ” (“SFAS No. 123R”). All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation.
Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Periods prior to January 1, 2006 will not include compensation costs calculated at the fair value method. Under the provisions of SFAS No. 123R, Forrester recorded approximately $1.8 million and $3.5 million of stock-based compensation in the accompanying consolidated statement of income for the three months and six months ended June 30, 2006, respectively, included in the following expense categories (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of services and fulfillment	$828	$1,574
Selling and marketing	524	987
General and administrative	436	963

Total	$1,788	$3,524

Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were $7.23 and $4.11 for the three months ended June 30, 2006 and $7.42 and $4.11 for the six months ended June 30, 2006, respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Stock	Employee Stock	Stock	Employee Stock
	Option Plans	Purchase Plan	Option Plans	Purchase Plan

Average risk-free interest rate	4.9%	4.5%	4.8%	4.5%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.9 Years	0.5 Years
Expected volatility	35%	23%	35%	23%
The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of Forrester’s stock-based awards does not correspond with the terms for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. With the exception of the April 3, 2006 grant referenced below, the expected term assumption is calculated upon using the simplified method outlined in SEC Staff Accounting Bulletin No. 107.
Based on Forrester’s historical experience for grants with varying vesting terms, estimated forfeiture rates ranging from 0% to 6.5% have been used to determine current period expense. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture rate is higher than estimated.
On April 3, 2006, Forrester issued stock options to its employees to purchase 587,500 shares of common stock (“the April 3, 2006 grant”). These options vest only if certain pro-forma operating margin targets related to full year 2006 performance are achieved. The vesting of these options is over 24 or 36 months, or the options could be forfeited, depending on the actual pro-forma operating margin achieved for 2006. These options do not meet the criteria of “plain vanilla” options and therefore the simplified method for calculating the expected term of these options could not be used. Based on historical exercise patterns for options with similar vesting, Forrester used an expected term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. As of June 30, 2006, Forrester’s management believes that 2006 operating performance will result in the options vesting over 36 months and has recognized the expense to date over that assumed vesting period. Management will continue to evaluate the expected vesting term until the actual result is known, at which time it will adjust compensation expense accordingly.
On March 31, 2005, Forrester issued stock options to its employees to purchase 940,500 shares of common stock, with vesting contingent upon achievement of certain pro-forma earnings per share (“EPS”) goals for the year ended December 31, 2005. The vesting of these options was over 24 or 36 months, or the options could have been forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options were accounted for as options with variable terms until the achievement of the performance criteria were determinable based upon 2005 financial performance, as the awards contained performance criteria that could have resulted in the forfeiture of all the stock options granted. For the three and six months ended June 30, 2005, Forrester recorded non-cash stock-based compensation expense of $290,000. The compensation expense represented the vested portion of the intrinsic value of the options granted and was based on an assumed vesting period of 36 months. The total non-cash stock-based compensation expense included in the consolidated statements of income for the three and six months ended June 30, 2005 is included in the following expense categories (in thousands):

Three and Six
Months Ended
June 30, 2005
Cost of services and fulfillment	$159
Selling and marketing	63
General and administrative	68

Total	$290

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of Forrester’s outstanding stock options and shares subject to purchase under the employee stock purchase plan had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year period (in thousands, except per-share data).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,457	$5,196

Add: Non-cash stock-based compensation expense included in reported net income determined under the intrinsic value based method for all awards, net of tax effect	290	290

Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(1,064)	(2,012)

Net income, pro forma	$1,683	$3,474

Basic and diluted net income per share – as reported	$0.11	$0.24

Basic and diluted net income per share – pro forma	$0.08	$0.16

The weighted-average fair values of the options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were $6.28 and $4.13 for the three months ended June 30, 2005 and $5.82 and $4.13 for the six months ended June 30, 2005, respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Stock	Employee Stock	Stock	Employee Stock
	Option Plans	Purchase Plan	Option Plans	Purchase Plan

Average risk-free interest rate	3.9%	2.7%	3.9%	2.7%
Expected dividend yield	None	None	None	None
Expected life	4 Years	0.5 Years	4 Years	0.5 Years
Expected volatility	46%	27%	46%	27%
The following table summarizes stock option activity under all stock plans for the six months ended June 30, 2006 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2005	5,236	$18.57

Granted	799	22.35
Exercised	(1,620)	16.15
Cancelled	(302)	19.91

Outstanding as of June 30, 2006	4,113	$20.14	7.08	$32,246

Exercisable as of June 30, 2006	2,069	$21.66	5.48	$13,076

In connection with the adoption of SFAS No. 123R, Forrester was required to change the classification, in the consolidated statements of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statements of cash flows.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Forrester is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123(R).
Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31.
NOTE 2 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2006 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
		(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$20,060	$17,626	$2,434
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,074	$20,640	$2,434

Amortization expense related to identifiable intangible assets was approximately $472,000 and $833,000 during the three months ended June 30, 2006 and 2005, respectively, and $1,124,000 and $1,956,000 during the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining six months ending December 31, 2006	$969
Year ending December 31, 2007	1,230
Year ending December 31, 2008	235

Total	$2,434

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
The activity related to the January 2004 reorganization during the six months ended June 30, 2006 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	June 30,
	2005	Payments	2006
		(IN THOUSANDS)
Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	2,950	560	2,390

Total	$3,028	$560	$2,468

The accrued costs related to the 2004 reorganizations are expected to be paid in the following periods:

	TOTAL	2006	2007	2008	2009	Thereafter
			(IN THOUSANDS)
Workforce reduction	$78	$78	$—	$—	$—	$—
Facility consolidation and other related costs	2,390	618	1,214	172	184	202

Total	$2,468	$696	$1,214	$172	$184	$202

In connection with prior reorganizations of its workforce, Forrester has consolidated its office space. As a result of these consolidations, Forrester had aggregate accrued facility consolidation costs of $75,000 as of December 31, 2005. The costs accrued as of December 31, 2005 related to the prior reorganizations were paid in 2006 and accordingly there was no accrual remaining at June 30, 2006.
NOTE 4 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and six months ended June 30, 2006 and 2005 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2006 and 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
		(IN THOUSANDS)
Basic weighted average common shares outstanding	21,988	21,511	21,587	21,561
Weighted average common equivalent shares	856	336	730	282

Diluted weighted average shares outstanding	22,844	21,847	22,317	21,843

During the three and six month periods ended June 30, 2006 and 2005, approximately 1,525,000 and 1,588,000 and 3,039,000 and 3,137,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 5 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
		(IN THOUSANDS)
Unrealized gain (loss) on available-for-sale securities, net of taxes	$37	$77	$104	$(361)
Reclassification adjustment for realized gains in net income, net of taxes	—	—	—	(1,122)
Cumulative translation adjustment	(90)	(2)	(172)	726

Total other comprehensive (loss) income	$(53)	$75	$(68)	$(757)
Reported net income	3,850	2,457	5,363	5,196

Total comprehensive income	$3,797	$2,532	$5,295	$4,439

NOTE 6 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended June 30, 2006 and 2005, Forrester contributed approximately $125,000 and $163,000 to these investment funds, respectively. During the six months ended June 30, 2006 and 2005, Forrester contributed approximately $563,000 and $313,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.3 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as Forrester has an ownership interest in the investee in excess of 20% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and six months ended June 30, 2006, gross distributions of $223,000 and $498,000, respectively, were recorded and resulted in gains of $170,000 and $369,000, respectively, in the consolidated statements of income. During the three and six months ended June 30, 2005, gross distributions of $213,000 and $580,000, respectively, were recorded and resulted in gains of $112,000 and $292,000, respectively, in the consolidated statements of income. During the three and six months ended June 30, 2006 and 2005 there were no impairments recorded. During the three months and six months ended June 30, 2006 and 2005, fund management charges of approximately $84,000 and $168,000 were included in other income, net for each period in the consolidated statements of income, respectively, bringing the total cumulative fund management charges paid by Forrester to approximately $2.4 million as of June 30, 2006. Fund management charges are recorded as a reduction of the investments’ carrying value.
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of two years in an annex fund of one of the two private equity investment funds. As of June 30, 2006, $2.0 million had been contributed to the annex fund. The annex fund investment is outside of the scope of the bonus plan described below. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. In June 2006, Forrester determined that its investment had been permanently impaired. As a result, Forrester recorded a write-down of approximately $162,000 which is included in the consolidated statements of income for the three and six months ended June 30, 2006.
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
NOTE 7 — STOCK REPURCHASE
In October 2001, Forrester announced a program authorizing the repurchase of up to $50.0 million of its common stock. In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2006, Forrester had repurchased approximately 4,504,000 shares of common stock at an aggregate cost of approximately $76.5 million.
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
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions in the allocation of resources.
The following tables present information about reportable segments.

	Americas	EMEA	Asia Pacific	Consolidated
		(IN THOUSANDS)
Three months ended June 30, 2006
Revenue	$37,296	$9,840	$1,349	$48,484
Direct Margin	15,453	1,091	499	17,043
Corporate expenses				(10,725)
Amortization of intangible assets				(472)

Income from operations				$5,846

Three months ended June 30, 2005
Revenue	$29,546	$8,273	$1,427	$39,246
Direct Margin	10,716	547	666	11,929
Corporate expenses				(7,787)
Amortization of intangible assets				(833)

Income from operations				$3,309

Six months ended June 30, 2006
Revenue	$68,860	$18,161	$2,660	$89,681
Direct Margin	27,384	1,420	820	29,624
Corporate expenses				(20,765)
Amortization of intangible assets				(1,124)

Income from operations				$7,735

Six months ended June 30, 2005
Revenue	$54,952	$15,144	$2,932	$73,028
Direct Margin	20,001	504	1,433	21,938
Corporate expenses				(14,601)
Amortization of intangible assets				(1,956)

Income from operations				$5,381

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
		(IN THOUSANDS)
United States	$34,321	$27,130	$63,129	$50,464
Europe (excluding United Kingdom)	6,569	5,140	11,099	9,302
United Kingdom	3,171	3,126	6,665	5,953
Canada	2,110	2,127	4,236	3,836
Other	2,313	1,723	4,552	3,473

	$48,484	$39,246	$89,681	$73,028

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
United States	71%	69%	70%	69%
Europe (excluding United Kingdom)	14	13	12	13
United Kingdom	6	8	8	8
Canada	4	5	5	5
Other	5	5	5	5

	100%	100%	100%	100%

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. Forrester is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the success of and demand for our research and advisory products and services, and our ability to achieve success as the industry consolidates. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, trends in technology spending, business and economic conditions, market trends, competition, the ability to attract and retain professional staff, our dependence on renewals of our membership-based research services and on key personnel, as well as risks associated with our ability to offer new products and services, variations in our quarterly operating results, and the actual amount of the charge and any cost savings related to reductions in force and associated actions. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
We derive revenues from memberships to our research product offerings and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services offered through our Data, Consulting and Community products and services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when delivered. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at June 30, 2006. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	June 30,		Absolute	Percentage
	2006	2005	Increase	Increase
Deferred Revenue (in millions)	$80.3	$70.0	$10.3	15%
Agreement Value (in millions)	$154.4	$130.0	$24.4	19%
Client Retention	78%	76%	2%	3%
Dollar Retention	86%	86%	—	—%
Enrichment	110%	104%	6%	6%
Number of clients	2,194	1,906	288	15%
The increase in deferred revenue and agreement value from June 30, 2005 to June 30, 2006 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at June 30, 2006 was approximately $40,800, an increase of 5% from $38,800 at June 30, 2005. Client retention and enrichment increases in 2006 reflect increasing demand, reduced discounting and increased prices.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the SEC.
•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, hosting events and selling annual memberships. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences and reimbursed out of pocket expenses are recorded as advisory service revenues. Event revenues are recognized upon completion of the events. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. While our historical business practice has been to offer contracts with a non-cancelable term, effective April 1, 2005, we began to offer our clients a money back guarantee, which gives them the right to cancel their contracts prior to the end of the contract term. For contracts that are terminated during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.
•	NON-CASH STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and expected option forfeiture rates, to value equity-based compensation. SFAS No. 123R also requires us to estimate future forfeitures of stock-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard, and companies and their advisors gain experience with applying the standard.
•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $788,000 as of June 30, 2006. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.
•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on our market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2006, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
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
•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Research services	58%	61%	62%	66%
Advisory services and other	42	39	38	34

Total revenues	100	100	100	100

Cost of services and fulfillment	42	43	42	42
Selling and marketing	32	33	33	34
General and administrative	11	11	12	12
Depreciation	2	2	2	2
Amortization of intangible assets	1	3	1	3

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Income from operations	12	8	10	7
Other income, net	3	2	1	2
Realized gains on securities	—	—	—	3

Income before income tax provision	15	10	11	12
Income tax provision	7	4	5	5

Net income	8%	6%	6%	7%

THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenues (in millions)	$48.5	$39.2	$9.3	24%
Revenues from research services (in millions)	$28.3	$23.8	$4.5	19%
Advisory services and other revenues (in millions)	$20.2	$15.4	$4.8	31%
Revenues attributable to customers outside of the United States (in millions)	$14.1	$12.1	$2.0	17%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	31%	(2)%	(6)%
Number of clients	2,194	1,906	288	15%
Number of research employees	286	227	59	26%
Number of events	3	3	—	—
The increase in total revenues as well as the increase in the number of clients is primarily attributable to increased demand resulting from improving economic conditions and technology spending, reduced discounting and increased prices. No single client company accounted for more than 3% of revenues during the three months ended June 30, 2006 or 2005.
Research services revenues as a percentage of total revenues declined from 61% in the three months ended June 30, 2005 to 58% in the three months ended June 30, 2006 as a result of an increase in advisory services and other revenues. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance.
International revenues increased 17% to $14.1 million in the three months ended June 30, 2006 from $12.1 million in the three months ended June 30, 2005 due to increased demand. The decrease in international revenues as a percentage of total revenues is primarily attributable to sales of our products and services growing at a faster rate domestically than internationally and to the effects of foreign currency translation.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$20.3	$16.7	$3.6	22%
Cost of services and fulfillment as a percentage of total revenues	42%	43%	(1)%	(2)%

Number of research and fulfillment employees	356	291	65	22%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R, increased third-party survey costs and to an increase in travel expenses resulting from increased advisory services delivered. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$15.4	$13.1	$2.3	18%
Selling and marketing expenses as a percentage of total revenues	32%	33%	(1)%	(3)%
Number of selling and marketing employees	289	263	26	10%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and to the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R. The decrease in selling and marketing expense as a percentage of total revenues is primarily attributable to an increased revenue base.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2006	2005	Increase	Increase
General and administrative expenses (in millions)	$5.5	$4.5	$1.0	22%
General and administrative expenses as a percentage of total revenues	11%	11%	—	—
Number of general and administrative employees	107	95	12	13%
The increase in general and administrative expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R and to an increase in professional services.
DEPRECIATION. Depreciation expense increased 4% to $916,000 in the three months ended June 30, 2006 from $882,000 in the three months ended June 30, 2005. The increase is primarily attributable to depreciation expense related to leasehold improvements purchased during the three months ended June 30, 2006.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $472,000 in the three months ended June 30, 2006 from $833,000 in the three months ended June 30, 2005. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 76% to $1.3 million in the three months ended June 30, 2006 from $754,000 in the three months ended June 30, 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to higher returns on invested capital.
REALIZED GAINS ON SECURITIES, NET. Gains on distributions from non-marketable investments totaled $170,000 and $112,000 in the three months ended June 30, 2006 and 2005, respectively. Impairments of non-marketable investments resulted in a net charge of $162,000 during the three months ended June 30, 2006.
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2006, we recorded an income tax provision of $3.3 million, which reflected an effective tax rate of 46%. During the three months ended June 30, 2005, we recorded an income tax provision of $1.7 million, which reflected an effective tax rate of 41%. The increase in our effective tax rate for fiscal year 2006 resulted primarily from the creation of a permanent tax difference for the projected annual non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
REVENUES.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Revenues (in millions)	$89.7	$73.0	$16.7	23%
Revenues from research services (in millions)	$55.5	$47.2	$8.3	18%
Advisory services and other revenues (in millions)	$34.2	$25.8	$8.4	32%
Revenues attributable to customers outside of the United States (in millions)	$26.6	$22.6	$4.0	18%
Revenues attributable to customers outside of the United States as a percentage of total revenues	30%	31%	(1)%	(3)%
Number of clients	2,194	1,906	288	15%
Number of research employees	286	227	59	26%
Number of events	4	4	—	—%
The increase in total revenues as well as the increase in the number of clients is primarily attributable to increased demand resulting from improving economic conditions and technology spending, reduced discounting and increased prices. No single client company accounted for more than 3% of revenues during the six months ended June 30, 2006 or 2005.
Research services revenues as a percentage of total revenues declined from 66% in the six months ended June 30, 2005 to 62% in the six months ended June 30, 2006 as a result of an increase in advisory services and other revenues. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance.
International revenues increased 18% to $26.6 million in the six months ended June 30, 2006 from $22.6 million in the six months ended June 30, 2005 due to increased demand. The decrease in international revenues as a percentage of total revenues is primarily attributable to sales of our products and services growing at a faster rate domestically than internationally and to the effects of foreign currency translation.
COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2006	2005	Increase	Increase
Cost of services and fulfillment (in millions)	$37.9	$30.5	$7.4	24%
Cost of services and fulfillment as a percentage of total revenues	42%	42%	—%	—%
Number of research and fulfillment employees	356	291	65	22%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R, increased third-party survey costs and to an increase in travel expenses resulting from increased advisory services delivered.
SELLING AND MARKETING.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Selling and marketing expenses (in millions)	$30.0	$25.0	$5.0	20%
Selling and marketing expenses as a percentage of total revenues	33%	34%	(1)%	(2)%
Number of selling and marketing employees	289	263	26	10%

The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and to the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R. The decrease in selling and marketing expense as a percentage of total revenues is primarily attributable to an increased revenue base.
GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
General and administrative expenses (in millions)	$11.1	$8.5	$2.6	31%
General and administrative expenses as a percentage of total revenues	12%	12%	—%	—%
Number of general and administrative employees	107	95	12	13%
The increase in general and administrative expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R and to an increase in professional services.
DEPRECIATION. Depreciation expense remained consistent both in dollars and as a percentage of total revenues at $1.8 million and 2%, respectively, for the six months ended June 30, 2006 and 2005.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $1.1 million in the six months ended June 30, 2006 from $2.0 million in the three months ended June 30, 2005. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 51% to $2.3 million in the six months ended June 30, 2006 from $1.5 million in the six months ended June 30, 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to higher returns on invested capital.
REALIZED GAINS ON SECURITIES. Net gains on distributions from non-marketable investments totaled approximately $370,000 and $291,000 during the six months ended June 30, 2006 and 2005, respectively. Impairments of non-marketable investments resulted in a net charge of $162,000 during the six months ended June 30, 2006. In the three months ended March 31, 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm that we held an approximately 1.1% ownership interest in prior to their initial public offering in July, 2004. As a result of the sale we received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million.
PROVISION FOR INCOME TAXES. During the six months ended June 30, 2006, we recorded an income tax provision of $4.9 million, which reflected an effective tax rate of 48%. During the six months ended June 30, 2005, we recorded an income tax provision of $3.5 million, which reflected an effective tax rate of 40%. The increase in our effective tax rate for fiscal year 2006 resulted primarily from the creation of a permanent tax difference for the projected annual non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 62% of our revenues during the six months ended June 30, 2006, are annually renewable and are generally payable in advance. We generated cash from operating activities of $27.0 million and $16.1 million during the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided from operations is primarily attributable to the increase in cash received from payment of accounts receivable.
During the six months ended June 30, 2006, we used $15.7 million of cash in investing activities, consisting primarily of $14.0 million used in net purchases of available-for-sale securities. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two private equity investment funds over an expected period of five years. As of June 30, 2006, we had contributed approximately $19.3 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
In December 2003, we committed to invest an additional $2.0 million over an expected period of two years in an annex fund of one of the two private equity investment funds. As of June 30, 2006, we had contributed $2.0 million to the annex fund.
We generated cash from financing activities of $24.4 million during the six months ended June 30, 2006 and we used $8.6 million of cash in financing activities during the six months ended June 30, 2005. The increase in cash provided from financing activities is primarily attributable to an increase in proceeds from exercises of employee stock options and a decrease in repurchases of our common stock.
In October 2001, Forrester announced a program authorizing the repurchase of up to $50.0 million of its common stock. In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. We did not repurchase any shares during the three months ended June 30, 2006. As of June 30, 2006, we had cumulatively repurchased 4.5 million shares of common stock at an aggregate cost of approximately $76.5 million.
As of June 30, 2006, we had cash and cash equivalents of $84.6 million and available-for-sale securities of $97.6 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of June 30, 2006, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2006	2007	2008	2009	2010	Thereafter
	(IN THOUSANDS)
Operating leases	$35,311	$3,837	$8,232	$6,634	$6,570	$6,458	$3,580

*	The above table does not include future minimum rentals to be received under subleases of $559,000. The above table also does not include the remaining $700,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT JUNE 30,
	2006	FY 2006	FY 2007	FY 2008
Cash equivalents	$65,780	$65,780	$—	$—
Weighted average interest rate	4.04%	4.04%	—	—

Federal agency obligations	$3,930	$—	$3,930	$—
State and municipal agency obligations	120,930	101,234	15,607	4,089
Corporate obligations	22,197	5,997	16,200	—
Less: Cash equivalents	(49,550)	(49,550)	—	—
Total Investments	$97,507	$57,681	$35,737	$4,089
Weighted average interest rate	3.32%	3.46%	3.47%	3.63%

Total portfolio	$163,287	$123,461	$35,737	$4,089
Weighted average interest rate	3.61%	3.77%	3.47%	3.63%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2006, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $24.3 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 9, 2006. At this meeting, Robert M. Galford was re-elected, and Gretchen Teichgraeber was elected, as Class III Directors. Below are the votes by which each Director was elected:

	Total Vote	Total Vote Withheld
	For Directors	From Directors
Robert M. Galford	17,212,476	1,202,613
Gretchen Teichgraeber	17,774,366	640,723
In addition, the stockholders voted to approve the Forrester Research, Inc. 2006 Equity Incentive Plan and the Forrester Research, Inc. 2006 Stock Option Plan for Directors. Below are the votes by which each of these plans was approved:

	Total Votes	Total Votes
	for Approval	Against Approval	Total Votes	Total Broker
	of Plan	of Plan	Abstained	Non-Votes
2006 Equity Incentive Plan	11,164,853	5,566,836	7,943	1,676,257
2006 Stock Option Plan for Directors	14,207,525	2,520,139	11,968	1,676,257
ITEM 6. EXHIBITS

10.1	Forrester Research, Inc. 2006 Equity Incentive Plan

10.2	Forrester Research, Inc. 2006 Stock Option Plan for Directors

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: August 8, 2006

By:	/s/ Warren Hadley
Warren Hadley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: August 8, 2006

Exhibit Index

Exhibit No.	Document
10.1	Forrester Research, Inc. 2006 Equity Incentive Plan

10.2	Forrester Research, Inc. 2006 Stock Option Plan for Directors

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.