Form 10-Q
period 2006-09-30
FORRESTER RESEARCH INC
filed 2006-11-09
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Registrant’s telephone number, including area code: (617) 613- 6000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐                    No ☑
As of November 6, 2006, 22,928,087 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$31,622	$48,538
Available-for-sale securities	159,934	83,730
Accounts receivable, net	29,902	52,177
Deferred commissions	7,132	8,940
Prepaid expenses and other current assets	7,129	5,126

Total current assets	235,719	198,511

Long-term assets:
Property and equipment, net	5,453	5,771
Goodwill	53,323	53,034
Deferred income taxes	37,462	36,941
Non-marketable investments	13,183	13,258
Intangible assets, net	1,965	3,530
Other assets	520	657

Total long-term assets	111,906	113,191

Total assets	$347,625	$311,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,003	$1,716
Accrued expenses	31,619	24,569
Deferred revenue	74,939	86,663

Total current liabilities	108,561	112,948

Stockholders’ equity:
Preferred stock, $.01 par value Authorized — 500 shares Issued and outstanding-none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 27,506 and 25,391 shares as of September 30, 2006 and December 31, 2005, respectively
Outstanding — 22,667 and 21,023 shares as of September 30, 2006 and December 31, 2005, respectively	275	254
Additional paid-in capital	234,061	192,206
Retained earnings	93,103	82,425
Treasury stock, at cost — 4,839 and 4,368 shares as of September 30, 2006 and December 31, 2005, respectively	(85,834)	(73,527)
Accumulated other comprehensive loss	(2,541)	(2,604)

Total stockholders’ equity	239,064	198,754

Total liabilities and stockholders’ equity	$347,625	$311,702

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
	(UNAUDITED)

Revenues:
Research services	$29,690	$24,586	$84,280	$71,058
Advisory services and other	14,384	14,008	48,245	39,629

Total revenues	44,074	38,594	132,525	110,687

Operating expenses:
Cost of services and fulfillment	17,444	15,231	54,691	44,442
Selling and marketing	14,509	12,675	44,348	37,556
General and administrative	5,764	4,843	16,890	13,361
Depreciation	947	859	2,747	2,615
Amortization of intangible assets	474	786	1,598	2,742

Total operating expenses	39,138	34,394	120,274	100,716

Income from continuing operations	4,936	4,200	12,251	9,971

Other income:
Other income, net	1,652	722	3,936	2,226
Realized gains on securities, net	98	241	305	2,021

Income from continuing operations before income tax provision	6,686	5,163	16,492	14,218

Income tax provision	2,828	2,523	7,513	6,150

Income from continuing operations	3,858	2,640	8,979	8,068

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	51	(82)	300	(314)
Gain on sale of discontinued operations, net of taxes	1,399	—	1,399	—

Net income	$5,308	$2,558	$10,678	$7,754

Basic income per common share from continuing operations	$0.17	$0.12	$0.41	$0.38

Basic income (loss) per common share from discontinued operations	$0.06	$(0.00)	$0.08	$(0.01)

Basic income per share	$0.23	$0.12	$0.49	$0.37

Diluted income per common share from continuing operations	$0.16	$0.12	$0.40	$0.37

Diluted income (loss) per common share from discontinued operations	$0.06	$(0.00)	$0.07	$(0.01)

Diluted income per share	$0.22	$0.12	$0.47	$0.36

Basic weighted average common shares outstanding	22,637	21,287	21,937	21,470

Diluted weighted average common shares outstanding	23,417	21,931	22,684	21,872

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
	(UNAUDITED)

Cash flows from operating activities:
Net income	10,678	7,754
Income from discontinued operations	(300)	314
Gain on disposal of discontinued operations, net	(1,399)	—

Income from continuing operations	8,979	8,068

Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	2,747	2,615
Amortization of intangible assets	1,598	2,742
Realized gains on sale of securities	—	(1,489)
Gains from non-marketable investments, net	(258)	(532)
Tax benefit from exercises of employee stock options	(616)	(1,243)
Deferred income taxes	(679)	504
Non-cash stock-based compensation	6,043	1,019
Increase in provision for doubtful accounts	150	100
Amortization of premium on available-for-sale securities	631	829
Changes in assets and liabilities-
Accounts receivable	21,816	8,657
Deferred commissions	1,725	514
Prepaid expenses and other current assets	(1,606)	(844)
Accounts payable	280	(1,767)
Accrued expenses	6,024	1,852
Deferred revenue	(11,389)	(2,572)

Net cash provided by continuing operations	35,445	18,453
Net cash provided by discontinued operations	326	231

Net cash provided by operating activities	35,771	18,684

Cash flows from investing activities:
Purchases of property and equipment	(2,348)	(2,376)
Purchase of non-marketable investments	(300)	(300)
Proceeds from non-marketable investments	380	516
Proceeds from sale of discontinued operations	1,642	—
Decrease in other assets	403	788
Purchase of available-for-sale securities	(465,362)	(179,612)
Proceeds from sales and maturities of available-for-sale securities	388,916	185,776

Net cash (used in) provided by investing activities	(76,669)	4,792

Cash flows from financing activities:
Proceeds from issuance of common stock	35,216	7,201
Excess tax benefits from non-cash stock based compensation	616	1,243
Acquisition of treasury stock	(12,307)	(16,258)

Net cash provided by (used in) financing activities	23,525	(7,814)

Effect of exchange rate changes on cash and cash equivalents	457	(522)

Net (decrease) increase in cash and cash equivalents	(16,916)	15,140

Cash and cash equivalents, beginning of period	48,538	37,328

Cash and cash equivalents, end of period	31,622	52,468

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,891	$509

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period.
Stock-Based Compensation
Effective January 1, 2006, Forrester adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment “ (“SFAS No. 123R”). All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation.
Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in previous filings. Periods prior to January 1, 2006 will not include compensation costs calculated under the fair value method. Under the provisions of SFAS No. 123R, Forrester recorded approximately $2.5 million and $6.0 million of stock-based compensation in the accompanying consolidated statements of income for the three months and nine months ended September 30, 2006, respectively, included in the following expense categories (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Cost of services and fulfillment.	$1,065	$2,639
Selling and marketing	722	1,709
General and administrative	732	1,695

Total	$2,519	$6,043

Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were $12.16 and $6.13 for the three months ended September 30, 2006 and $7.58 and $4.78 for the nine months ended September 30, 2006, respectively, using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
		Employee Stock		Employee Stock
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan

Average risk-free interest rate	5.1%	5.3%	4.8%	4.8%
Expected dividend yield	None	None	None	None
Expected life	6.3 Years	0.5 Years	4.0 Years	0.5 Years
Expected volatility	35%	26%	35%	24%
The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. With the exception of the April 3, 2006 grant referenced below, the expected term assumption is calculated using the simplified method outlined in SEC Staff Accounting Bulletin No. 107.
Based on Forrester’s historical experience for grants with varying vesting terms, estimated forfeiture rates ranging from 0% to 6.5% have been used to determine current period expense. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture rate is higher than estimated.
On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock (“the April 3, 2006 grant”). These options vest only if certain pro-forma operating margin targets related to full year 2006 performance are achieved. The vesting of these options is over 24 or 36 months, or the options could be forfeited, depending on the actual pro-forma operating margin achieved for 2006. These options do not meet the criteria of “plain vanilla” options and therefore the simplified method for calculating the expected term of these options could not be used. Based on historical exercise patterns for options with similar vesting, Forrester used an expected term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. As of September 30, 2006, Forrester’s management believes that 2006 operating performance will result in the options vesting over 36 months and has recognized the expense to date over that assumed vesting period. Management will adjust compensation expense as necessary based on the actual vesting term at the end of the fourth quarter of 2006.
On March 31, 2005, Forrester issued to its employees options to purchase 940,500 shares of common stock, with vesting contingent upon achievement of certain pro-forma earnings per share (“EPS”) goals for the year ended December 31, 2005. The vesting of these options was over 24 or 36 months, or the options could have been forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options were accounted for as options with variable terms until the achievement of the performance criteria were determinable based upon 2005 financial performance, as the awards contained performance criteria that could have resulted in the forfeiture of all the stock options granted. For the three and nine months ended September 30, 2005, Forrester recorded non-cash stock-based compensation expense of $729,000 and $1.0 million, respectively. The compensation expense represented the vested portion of the intrinsic value of the options granted and was based on an assumed vesting period of 36 months. The total non-cash stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2005 is included in the following expense categories (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Cost of services and fulfillment	$400	$559
Selling and marketing	158	221
General and administrative	171	239

Total	$729	$1,019

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$2,558	$7,754
Add: Non-cash based compensation expense	729	1,019

Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax effect	(973)	(2,919)

Net income, pro forma	$2,314	$5,854

Basic income per share — as reported	$0.12	$0.37

Diluted income per share — as reported	$0.12	$0.36

Basic and diluted income per share — pro forma	$0.11	$0.27

The weighted-average fair values of the options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were $7.54 and $3.84 for the three months ended September 30, 2005 and $5.90 and $4.03 for the nine months ended September 30, 2005, respectively, using the following assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005
		Employee Stock		Employee Stock
	Stock Option Plans	Purchase Plan	Stock Option Plans	Purchase Plan

Average risk-free interest rate	3.9%	3.5%	3.9%	3.0%
Expected dividend yield	None	None	None	None
Expected life	4 Years	0.5 Years	4 Years	0.5 Years
Expected volatility	46%	21%	46%	25%
The following table summarizes stock option activity under the equity incentive plans and directors’ stock option plans for the nine months ended September 30, 2006 (in thousands, except per share and average life data):

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Number of Shares	Per Share	(In Years)	Value

Outstanding as of December 31, 2005	5,236	$18.57

Granted	834	22.56
Exercised	(2,064)	16.67
Cancelled	(536)	19.45

Outstanding as of September 30, 2006	3,470	$20.50	6.92	$20,161

Exercisable as of September 30, 2006	1,648	$22.30	5.16	$6,608

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $19.9 million.
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
NOTE 2 — DISCONTINUED OPERATIONS
On September 26, 2006, Forrester completed the sale of its Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder due nine months after the closing date. The sale resulted in a gain on the disposal of discontinued operations of $1.4 million, net of $1.0 million of taxes. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a fit with its core focus on broad, global business and consumer technology data.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the UCP product line are reported as discontinued operations for all periods presented. The UCP Panel product line had revenues for the three months ended September 30, 2006 and 2005 of $537,000 and $431,000, respectively, and revenue for the nine months ended September 30, 2006 and 2005 of $1.8 million and $1.4 million, respectively. Net income from the discontinued operations was $51,000, net of $33,000 of taxes, for the three months ended September 30, 2006 and $300,000, net of $204,000 of taxes, for the nine months ended September 30, 2006. Net loss from the discontinued operations was $82,000, net of $55,000 of tax benefit, for the three months ended September 30, 2005 and $314,000, net of $214,000 of tax benefit, for the nine months ended September 30, 2005.
Net assets and net liabilities of the UCP product line were $447,000 and $974,000 at September 30, 2006, respectively, and $1.3 million and $1.8 million at December 31, 2005, respectively. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The net assets and net liabilities of the discontinued operations were not separately stated on the December 31, 2005 balance sheet as management determined the amounts to be immaterial. The financial results of the UCP product line have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. The operating results of the UCP product line have previously been included in the Americas operating segment.
NOTE 3 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of September 30, 2006 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
		(IN THOUSANDS)

Amortizable intangible assets:
Customer relationships	$20,084	$18,119	$1,965
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,098	$21,133	$1,965

Amortization expense related to identifiable intangible assets was approximately $474,000 and $786,000 during the three months ended September 30, 2006 and 2005, respectively, and $1.6 million and $2.7 million during the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)

Remaining three months ending December 31, 2006	$508
Year ending December 31, 2007	1,230
Year ending December 31, 2008	227

Total	$1,965

NOTE 4 — REORGANIZATIONS
In November 2003, Forrester acquired the assets of GigaGroup S.A. (“GigaGroup”). In 2004, in connection with the integration of GigaGroup’s operations, Forrester reduced its workforce by approximately 15 positions and vacated and subleased office space. In 2004, Forrester recorded reorganization charges of approximately $2.5 million related to the workforce reduction, approximately $4.7 million related to the excess of contractual lease commitments over the contracted sublease revenue and $1.9 million related to the write-off of related leasehold improvements and furniture and fixtures.
The activity related to the January 2004 reorganization during the nine months ended September 30, 2006 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	September 30,
	2005	Payments	2006
	(IN THOUSANDS)

Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	2,950	1,616	1,334

Total	$3,028	$1,616	$1,412

The accrued costs related to the 2004 reorganizations are expected to be paid in the following periods:

	TOTAL	2006	2007
	(IN THOUSANDS)

Workforce reduction	$78	$78	$—
Facility consolidation and other related costs	1,334	273	1,061

Total	$1,412	$351	$1,061

In connection with prior reorganizations of its workforce, Forrester has consolidated its office space. As a result of these consolidations, Forrester had aggregate accrued facility consolidation costs of $75,000 as of December 31, 2005. These accrued costs were paid in 2006 and accordingly there was no accrual remaining at September 30, 2006.
NOTE 5 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and nine months ended September 30, 2006 and 2005 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and nine months ended September 30, 2006 and 2005 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(IN THOUSANDS)

Basic weighted average common shares outstanding	22,637	21,287	21,937	21,470
Weighted average common equivalent shares	780	644	747	402

Diluted weighted average shares outstanding	23,417	21,931	22,684	21,872

During the three and nine months ended September 30, 2006 and 2005, approximately 964,000 and 1.1 million and 753,000 and 2.4 million stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 6 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
	(IN THOUSANDS)

Unrealized gain (loss) on available-for-sale securities, net of taxes	$131	$(103)	$236	$(464)
Reclassification adjustment for realized gains in net income, net of taxes	—	—	—	(1,122)
Cumulative translation adjustment	—	61	(172)	787

Total other comprehensive income (loss)	$131	$(42)	$64	$(799)
Reported net income	5,308	2,558	10,678	7,754

Total comprehensive income	$5,439	$2,516	$10,742	$6,955

NOTE 7 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended September 30, 2006 and 2005, Forrester contributed approximately $50,000 and $425,000 to these investment funds, respectively. During the nine months ended September 30, 2006 and 2005, Forrester contributed approximately $613,000 and $738,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.4 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as Forrester has an ownership interest in the investee in excess of 20% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and nine months ended September 30, 2006, gross distributions of $175,000 and $673,000, respectively, were recorded and resulted in gains of $119,000 and $488,000, respectively, in the consolidated statements of income. During the three and nine months ended September 30, 2005, gross distributions of $375,000 and $863,000, respectively, were recorded and resulted in gains of $241,000 and $532,000, respectively, in the consolidated statements of income. During the three and nine months ended September 30, 2006 and 2005 there were no impairments recorded. During the three months and nine months ended September 30, 2006 and 2005, fund management charges of approximately $84,000 and $253,000, respectively, were included in other income, net for each period in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $2.5 million as of September 30, 2006. Fund management charges are recorded as a reduction of the investments’ carrying value.

In December 2003, Forrester committed to invest an additional $2.0 million in an annex fund of one of the two private equity investment funds. As of September 30, 2006, $2.0 million had been contributed to the annex fund. The annex fund investment is outside the scope of the bonus plan described below. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. In the nine months ended September 30, 2006, Forrester determined that its investment had been permanently impaired. As a result, Forrester recorded write-downs of approximately $183,000 which were included in realized gains on securities, net, in the consolidated statements of income.
In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (“Doculabs”), an independent technology research firm. In March 2001, Forrester invested an additional $2.0 million, resulting in approximately a 10.4% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. During the three and nine months ended September 30, 2006 and 2005 there were no impairments recorded. During the three months ended September 30, 2006 Forrester received an approximate $67,000 cash dividend which was recorded as a reduction of the investment’s carrying value.
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
The timing of the recognition of future gains or losses from these investment funds is beyond Forrester’s control. As a result, it is not possible to predict when Forrester will recognize any gains or losses, if Forrester will award cash bonuses based on the net profit from such investments, or when Forrester will incur compensation expense in connection with the payment of such bonuses. If the investment funds realize large gains or losses on their investments, Forrester could experience significant variations in its quarterly results unrelated to its business operations. These variations could be due to significant gains or losses or to significant compensation expenses. While gains may offset compensation expenses in a particular quarter, there can be no assurance that related gains and compensation expenses will occur in the same quarters.
NOTE 8 — STOCK REPURCHASE
In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of its common stock. In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s stock plans and for potential acquisitions. As of September 30, 2006, Forrester had repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.
NOTE 9 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
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

The following tables present information about reportable segments.

	Americas	EMEA	Asia Pacific	Consolidated
	(IN THOUSANDS)

Three months ended September 30, 2006
Revenue	$34,634	$8,040	$1,400	$44,074
Direct Margin	14,941	219	598	15,758
Corporate expenses				(10,348)
Amortization of intangible assets				(474)

Income from continuing operations				$4,936

Three months ended September 30, 2005
Revenue	$29,656	$7,518	$1,420	$38,594
Direct Margin	12,407	598	496	13,501
Corporate expenses				(8,515)
Amortization of intangible assets				(786)

Income from continuing operations				$4,200

Nine months ended September 30, 2006
Revenue	$102,263	$26,202	$4,060	$132,525
Direct Margin	41,905	1,639	1,418	44,962
Corporate expenses				(31,113)
Amortization of intangible assets				(1,598)

Income from continuing operations				$12,251

Nine months ended September 30, 2005
Revenue	$83,673	$22,662	$4,352	$110,687
Direct Margin	32,802	1,102	1,929	35,833
Corporate expenses				(23,120)
Amortization of intangible assets				(2,742)

Income from continuing operations				$9,971

Net revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(IN THOUSANDS)

United States	$31,581	$27,250	$93,480	$76,776
Europe (excluding United Kingdom)	4,814	4,657	15,913	13,958
United Kingdom	3,379	2,983	10,044	8,936
Canada	2,217	1,843	6,453	5,679
Other	2,083	1,861	6,635	5,338

	$44,074	$38,594	$132,525	$110,687

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
United States	72%	71%	71%	69%
Europe (excluding United Kingdom)	11	12	12	13
United Kingdom	8	8	8	8
Canada	5	5	5	5
Other	4	4	4	5

	100%	100%	100%	100%

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of the materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have not yet determined the effect the adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand on the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.
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
We derive revenues from memberships to our research product offerings and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services offered through our Data, Consulting and Community products and services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when the services are delivered. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at September 30, 2006 or 2005. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)

Deferred Revenue (in millions)	$74.9	$67.7	$7.2	11%
Agreement Value (in millions)	$158.7	$133.9	$24.8	19%
Client Retention	79%	78%	1%	1%
Dollar Retention	87%	88%	(1)%	(1)%
Enrichment	110%	105%	5%	5%
Number of clients	2,273	1,957	316	16%
The increase in deferred revenue and agreement value from September 30, 2005 to September 30, 2006 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at September 30, 2006 was approximately $42,000, an increase of 5% from $40,000 at September 30, 2005. Increases in average contract sizes and enrichment in 2006 reflect increasing demand for our products, reduced discounting and increased prices.
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
•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, hosting events and selling annual memberships. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values, the estimate of which requires us to make estimates of such fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences revenue and reimbursed out of pocket expenses are recorded as advisory service revenues. Event revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. While our historical business practice had been to offer contracts with a non-cancelable term, effective April 1, 2005, we began to offer our clients a money back guarantee, which gives them the right to cancel their contracts prior to the end of the contract term. For contracts that are terminated during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.
•	NON-CASH STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and expected option forfeiture rates, to value equity-based compensation. SFAS No. 123R also requires us to estimate future forfeitures of stock-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard, and companies and their advisors gain experience with applying the standard.
•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $699,000 as of September 30, 2006. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on our market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of September 30, 2006, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
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
•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga Information Group). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operations.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Research services	67%	64%	64%	64%
Advisory services and other	33	36	36	36

Total revenues	100	100	100	100

Cost of services and fulfillment	40	39	41	40
Selling and marketing	33	33	33	34
General and administrative	13	13	13	12
Depreciation	2	2	2	2
Amortization of intangible assets	1	2	1	2

Income from continuing operations	11	11	10	10
Other income, net	4	2	3	2
Realized gains on securities	—	1	—	1

Income from continuing operations before income tax provision	15	14	13	13
Income tax provision	6	7	6	6

Income from continuing operations	9	7	7	7

Income from discontinued operations, net of taxes	—	—	—	—
Gain on sale of discontinued operations	3	—	1	—

Net income	12%	7%	8%	7%

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)

Revenues (in millions)	$44.1	$38.6	$5.5	14%
Revenues from research services (in millions)	$29.7	$24.6	$5.1	21%
Advisory services and other revenues (in millions).	$14.4	$14.0	$0.4	3%
Revenues attributable to customers outside of the United States (in millions)	$12.5	$11.3	$1.2	11%
Revenues attributable to customers outside of the United States as a percentage of total revenues	28%	29%	(1)%	(3)%
Number of clients (at end of period)	2,273	1,957	316	16%
Number of research employees (at end of period)	277	256	21	8%
Number of events	2	1	1	100%
The increase in total revenues is attributable to increased demand for certain of our syndicated research products, reduced discounting and increased prices. Advisory services and other revenues increased 3% due to two events having been held in the third quarter of 2006, compared with one event in the comparable period in 2005.
International revenues increased 11% to $12.5 million in the three months ended September 30, 2006 from $11.3 million in the three months ended September 30, 2005 primarily due to the effects of foreign currency translation.

The decrease in international revenues as a percentage of total revenues is primarily attributable to sales of our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2006	2005	Increase	Increase

Cost of services and fulfillment (in millions)	$17.4	$15.2	$2.2	14%
Cost of services and fulfillment as a percentage of total revenues	40%	39%	1%	2.6%
Number of research and fulfillment employees (at end of period)	349	317	32	10%
The increase in cost of services and fulfillment and cost of services and fulfillment as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2006	2005	Increase	Increase

Selling and marketing expenses (in millions)	$14.5	$12.7	$1.8	14%
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—
Number of selling and marketing employees (at end of period)	295	254	41	16%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and to the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2006	2005	Increase	Increase

General and administrative expenses (in millions)	$5.8	$4.8	$1.0	21%
General and administrative expenses as a percentage of total revenues	13%	13%	—	—
Number of general and administrative employees (at end of period)	108	95	13	14%
The increase in general and administrative expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount, the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R and annual increases in compensation costs.
DEPRECIATION. Depreciation expense increased 10% to $947,000 in the three months ended September 30, 2006 from $859,000 in the three months ended September 30, 2005. The increase is primarily attributable to depreciation expense related to purchases of computer equipment and leasehold improvements during 2005 and 2006.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 40% to $474,000 in the three months ended September 30, 2006 from $786,000 in the three months ended September 30, 2005. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.

OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 135% to $1.7 million in the three months ended September 30, 2006 from $722,000 in the three months ended September 30, 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to higher returns on invested capital.
REALIZED GAINS ON SECURITIES, NET. Gains on distributions from non-marketable investments totaled $119,000 and $241,000 in the three months ended September 30, 2006 and 2005, respectively. Impairments of non-marketable investments resulted in a charge of $21,000 during the three months ended September 30, 2006.
PROVISION FOR INCOME TAXES. During the three months ended September 30, 2006, we recorded an income tax provision of $2.8 million on income from continuing operations, which reflected an effective tax rate of 42%. During the three months ended September 30, 2005, we recorded an income tax provision of $2.5 million on income from continuing operations, which reflected an effective tax rate of 49%. The decrease in our effective tax rate for Q3 2006 resulted from a revised estimate of the full year 2006 effective tax rate to 46% from 49% during the third quarter of 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
REVENUES.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)

Revenues (in millions)	$132.5	$110.7	$21.8	20%
Revenues from research services (in millions)	$84.3	$71.1	$13.2	19%
Advisory services and other revenues (in millions).	$48.2	$39.6	$8.6	22%
Revenues attributable to customers outside of the United States (in millions)	$39.0	$33.9	$5.1	15%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	31%	(2)%	(6)%
Number of clients (at end of period)	2,273	1,957	316	16%
Number of research employees (at end of period)	277	256	21	8%
Number of events	6	5	1	20%
The increase in total revenues is attributable to increased demand for certain of our syndicated research products, reduced discounting and increased prices. The increase in advisory services and other revenues is principally due to six events having been held in the nine months ended September 30, 2006, compared with five events in the comparable period in 2005, as well as increased demand for our consulting services.
International revenues increased 15% to $39.0 million in the nine months ended September 30, 2006 from $33.9 million in the nine months ended September 30, 2005 primarily due to increased demand for our products internationally. The decrease in international revenues as a percentage of total revenues is primarily attributable to sales of our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2006	2005	Increase	Increase

Cost of services and fulfillment (in millions)	$54.7	$44.4	$10.3	23%
Cost of services and fulfillment as a percentage of total revenues	41%	40%	1%	3%
Number of research and fulfillment employees (at end of period)	349	317	32	10%

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
SELLING AND MARKETING.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)

Selling and marketing expenses (in millions)	$44.4	$37.6	$6.8	18%
Selling and marketing expenses as a percentage of total revenues	33%	34%	(1)%	(3)%
Number of selling and marketing employees (at end of period)	295	254	41	16%
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
GENERAL AND ADMINISTRATIVE.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2006	2005	Increase	Increase

General and administrative expenses (in millions)	$16.9	$13.4	$3.5	26%
General and administrative expenses as a percentage of total revenues	13%	12%	1%	8%
Number of general and administrative employees (at end of period)	108	95	13	14%
The increase in general and administrative expenses and general and administrative expenses as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and the recording of non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
DEPRECIATION. Depreciation expense increased 4% to $2.7 in the nine months ended September 30, 2006 from $2.6 million in the nine months ended September 30, 2005. The increase is primarily attributable to depreciation expense related to purchases of computer equipment and leasehold improvements during 2005 and 2006.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 41% to $1.6 million in the nine months ended September 30, 2006 from $2.7 million in the nine months ended September 30, 2005. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 77% to $3.9 million in the nine months ended September 30, 2006 from $2.2 million in the nine months ended September 30, 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to higher returns on invested capital.
REALIZED GAINS ON SECURITIES, NET. Gains on distributions from non-marketable investments totaled approximately $488,000 and $532,000 during the nine months ended September 30, 2006 and 2005, respectively. Impairments of non-marketable investments resulted in a charge of $183,000 during the nine months ended September 30, 2006. In the three months ended March 31, 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm that we held an approximately 1.1% ownership interest in prior to their initial public offering in July, 2004. As a result of the sale we received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million.
PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2006, we recorded an income tax provision of $7.5 million on income from continuing operations, which reflected an effective tax rate of 46%. During the nine months ended September 30, 2005, we recorded an income tax provision of $6.2 million on income from continuing operations, which reflected an effective tax rate of 43%. The increase in our effective tax rate for fiscal year 2006 resulted primarily from the creation of a permanent tax difference for the projected annual non-cash stock-based compensation expense related to the adoption of SFAS No. 123R.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 64% of our revenues during the nine months ended September 30, 2006, are annually renewable and are generally payable in advance. We generated cash from operating activities of $35.8 million and $18.7 million during the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided from operations is primarily attributable to the increase in cash received from payment of accounts receivable.
During the nine months ended September 30, 2006, we used $76.7 million of cash in investing activities, consisting primarily of $76.4 million used in net purchases of available-for-sale securities. During the nine months ended September 30, 2005, we generated $4.8 million of cash from investing activities, consisting primarily of $6.2 million received from net sales of marketable securities, offset by $2.4 million for capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two private equity investment funds over an expected period of five years. As of September 30, 2006, we had contributed approximately $19.4 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
In December 2003, we committed to invest an additional $2.0 million over an expected period of two years in an annex fund of one of the two private equity investment funds. As of September 30, 2006, we had contributed $2.0 million to the annex fund.
We generated cash from financing activities of $23.5 million during the nine months ended September 30, 2006 and we used $7.8 million of cash in financing activities during the nine months ended September 30, 2005. The increase in cash provided from financing activities is primarily attributable to an increase in proceeds from exercises of employee stock options and a decrease in repurchases of our common stock.
In October 2001, Forrester announced a program authorizing the repurchase of up to $50.0 million of its common stock. In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During the three months ended September 30, 2006, we repurchased approximately 335,000 shares of common stock at an aggregate cost of approximately $9.4 million. As of September 30, 2006, we had cumulatively repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.
As of September 30, 2006, we had cash and cash equivalents of $31.6 million and available-for-sale securities of $159.9 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of September 30, 2006, we had future contractual obligations as follows for operating leases:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2006	2007	2008	2009	2010	Thereafter
	(IN THOUSANDS)

Operating leases	$34,150	$1,675	$8,670	$6,819	$6,752	$6,618	$3,616

*	The above table does not include future minimum rentals to be received under subleases of $596,000. The above table also does not include the remaining $650,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars (in thousands) are as follows:

	FAIR VALUE
	AT
	SEPTEMBER 30, 2006	FY 2006	FY 2007	FY 2008	FY 2009

Cash equivalents	$14,112	$14,112	$—	$—	$—
Weighted average interest rate	5.13%	5.13%	—	—	—

Federal agency obligations	$3,957	$—	$3,957	$—	$—
State and municipal agency obligations	136,762	111,255	15,308	6,156	4,043
Corporate obligations	19,155	2,998	16,157	—	—
Total Investments	$159,874	$114,253	$35,422	$6,156	$4,043
Weighted average interest rate	3.58%	3.60%	3.47%	3.67%	3.62%

Total portfolio	$173,986	$128,365	$35,422	$6,156	$4,043
Weighted average interest rate	3.70%	3.77%	3.47%	3.67%	3.62%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2006, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $23.3 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .
In February 2005, the Board of Directors authorized an additional $50.0 million to purchase common stock under our stock repurchase program. During each of the three months during the quarter ended September 30, 2006, we purchased the following number of shares of our common stock:

			Maximum Dollar Value
			that May Yet Be
		Average	Purchased Under the
	Total Number of	Price Paid	Stock Repurchase
Period	Shares Purchased	per Share	Program

July 1 — July 31	—	$—	$—
August 1 — August 31	247,432	$28.06	$16,595
September 1 — September 30	87,501	$27.75	$14,166

	334,933	$27.98	$14,166

All purchases of our common stock were made under the stock repurchase program.
ITEM 6. EXHIBITS
10.1     Form of Incentive Stock Option Certificate
10.2     Form of Non-Qualified Stock Option Certificate
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

Date:  November 8, 2006

By:	/s/ Warren Hadley
Warren Hadley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date:  November 8, 2006

Exhibit Index

Exhibit No.	Document

10.1	Form of Incentive Stock Option Certificate

10.2	Form of Non-Qualified Stock Option Certificate

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.