Form 10-K
period 2006-12-31
FORRESTER RESEARCH INC
filed 2007-11-05
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21433

Forrester Research, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Technology Square	02139
Cambridge, Massachusetts (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 613-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	The Nasdaq Stock Market, Inc.

Securities to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 off the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $405,000,000.

As of July 13, 2007, 23,076,966 shares of the registrant’s common stock were outstanding.

PART I
PART II
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
SUMMARY COMPENSATION TABLE FOR 2006
DIRECTOR COMPENSATION TABLE FOR 2006
PART IV
EXHIBIT INDEX
SIGNATURES
EX-10.8 - Summary of Non-Employee Director Compensation
EX-10.17 - Form of Performance-Based Option Certificate
EX-10.18 - Form of Director's Option Certificate
EX-10.20 - Separation Agreement with Daniel Mahoney dated December 12, 2006
EX-10.21 - Employment Offer Letter to Michael A. Doyle dated July 24, 2007
EX-14.1 - Code of Business Conduct and Ethics
EX-21 - Subsidiaries of the Registrant
EX-23.1 Consent of BDO Seidman, LLP
EX-31.1 - Section 302 Certification of CEO
EX-31.2 - Secton 302 Certification of CFO
EX-32.1 - Section 906 Certification of CEO
EX-32.2 - Section 906 Certification of CFO

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

Explanatory Note

In this 2006 Annual Report on Form 10-K, Forrester Research, Inc. (“Forrester” or “the Company”, “we” or “our”) is restating its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2005 and December 31, 2004. We have also included under Item 6, “Selected Consolidated Financial Data”, restated financial information as of, and for each of the years ended, December 31, 2002, 2003, 2004, and 2005, and in Footnote 16 to the consolidated financial statements included herein, restated financial information for the first three quarters of 2006 and all of the interim periods of 2005.

The Company expects to file shortly quarterly reports on Form 10-Q for the three months ended March 31, 2007 (“Q1 2007”) and the three and six months ended June 30, 2007 (“Q2 2007”). The Q1 2007 and Q2 2007 Form 10-Q’s will contain restated financial information for the comparable periods of the prior year.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been amended and should not be relied upon.

Background

On December 19, 2006, we announced that the Audit Committee of our Board of Directors had initiated a voluntary inquiry into the Company’s stock option granting practices and had hired the law firm of Ropes & Gray LLP in November 2006 to conduct an independent investigation of such practices. Independent counsel and outside forensic accounting experts, at the Audit Committee’s direction, conducted an extensive review of the Company’s historical stock option granting practices and related accounting. On February 14, 2007, we announced that the Audit Committee had reported to the Board of Directors certain findings of its investigation into the conduct of the Company’s officers, directors and former officers in connection with the granting of stock options, principally between 1997 and 2003. On March 5, 2007, we announced that the Audit Committee, after consultation with management and with BDO Seidman LLP, the Company’s independent registered public accounting firm, had determined that the Company’s historical consolidated financial statements included in the Company’s Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K should no longer be relied upon.

As a result of the voluntary inquiry and the independent investigation, management has concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for options to purchase approximately 16.99 million of the more than 19.16 million shares subject to stock option grants awarded from 1997 through 2006. Accordingly, revised measurement dates were determined for all grants with incorrect measurement dates, and we have recorded additional non-cash stock-based compensation expense and related tax effects based on the revised measurement dates for these past stock option grants. Previously filed financial statements are being restated in this annual report on Form 10-K.

Independent Investigation

The scope of the investigation included a review of the conduct of the Company’s current and former officers, directors and other employees in granting stock options as noted above, and a forensic review of (i) all Company-wide grants (those made to all employees or to a broad group of key employees, referred to as “Company-wide grants”) from 1997 — 2006, covering 13.34 million shares of common stock, (ii) a sample of “ad hoc” grants (stock options granted in connection with promotions or new hires or in special circumstances awarded between 1997 and

September 30, 2006, referred to as “ad hoc grants”), with a particular focus on periods where fluctuations in the Company’s stock price presented increased incentive and opportunity to choose retrospective grant dates with favorable pricing, such sample covering a majority of the 5.36 million shares subject to ad hoc grants, and (iii) all stock options granted to directors of the Company between 1997 and 2006, covering 460,500 shares of common stock. The conduct phase of the investigation included interviews of current and former officers and employees, and two current independent directors. In addition, the independent investigators reviewed a substantial volume of electronic and hard copy documents, including documents identified by computer-driven searches of electronic data that identified potentially responsive e-mails and other documents.

The Audit Committee’s report to the Board of Directors included the following key findings:

The investigation found that the responsibility for issuing, and establishing controls over, option grants during the period 1997 — 2003 was shared between Forrester’s finance and strategic growth (human resources) organizations. The individuals who led those organizations during that time period are no longer at the Company. Warren Hadley, the Company’s Chief Financial Officer from February 2002 — 2006 resigned in December 2006 as a result of irregularities discovered in the course of the investigation with respect to a stock option granted to him in 1999. Timothy Riley, the Company’s Chief People Officer since 1997, resigned in February 2007. Susan Whirty, the Company’s former Chief Financial Officer from 1998 until her resignation in January 2002, also served as General Counsel of the Company from the time of the Company’s initial public offering in November 1996 until her resignation in 2002.

The investigation uncovered no evidence of misconduct by George Colony, who has been Chief Executive Officer since he founded the Company in 1983. The investigation uncovered no evidence suggesting that Mr. Colony knew of any flexible dating or backdating of stock options.

The investigation also found no evidence that the members of the Compensation Committee of the Board of Directors or any of the other independent directors received mispriced options, or directed the granting of, or knew of, any flexible dating practice or backdating of options.

The Audit Committee and Company management concluded that the actual “measurement date”, as that term is defined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), was different from the measurement date recorded by the Company for certain option grants to purchase Company common stock which were awarded both to officers and other employees. From 1997 — 2006, stock options covering a total of 19.16 million shares were awarded, of which 17.29 million shares, or 90%, were selected for review. The results of the review were such that 89% of the stock options reviewed indicated that the actual measurement date was different than the recorded measurement date (original measurement date) as further discussed below. As a result of having identified these incorrect measurement dates, management concluded that the Company’s previously issued financial statements should be restated. The issues identified by the investigation as having given rise to the incorrect measurement dates fall into the following main categories:

Inadequate or inconsistent documentation.  For a number of the grants made to all or a large group of Company employees on an annual basis, there was inadequate or inconsistent documentation to establish that the requisite approvals had been obtained, or that the list of recipients was final as of the original measurement date. In addition, for many “ad hoc” grants awarded primarily to new hires or to individuals for promotions, documentation was lacking (or could not be located given the passage of time since the grant date), inadequate or insufficient to support the original measurement date.

Targeted pricing for certain Company-wide and ad hoc grants.  For two Company-wide grants (July 1999 and January 2002), and for certain ad hoc grants awarded primarily during 1999 and 2000, the original measurement date preceded the actual measurement date as determined under APB No. 25. It appears that the original measurement date was chosen in part because pricing was favorable on that date.

Evidence developed during the investigation suggests that principally in 1999 and 2000, the date of an employee’s promotion (and therefore the corresponding date on which the stock option relating to that promotion was granted) subsequently would be changed to a date on which the Company’s stock price was lower. Although the evidence did not establish that such changes were uniformly made, they did occur, particularly in the case of promotion grants, on numerous occasions, principally in 1999 and 2000 when the Company’s stock price was fluctuating substantially. In several such instances, two promotion letters were generated for the same promotion, with the latter letter reflecting the more advantageous promotion/grant date. Approximately 40 grants representing options to purchase 512,000 shares were identified during the course of the investigation as having been repriced and as a result were accounted for as variable options under APB No. 25.

Grants without evidence of proper authorization.  These grants included stock options awarded without approval of the Compensation Committee of the Board even when such approval was required (i.e., a grant to an executive officer or a grant that exceeded the scope of the delegation of authority to the chief executive officer). In many instances, particularly with ad hoc grants, the Compensation Committee procedures were not followed, or, where the award was made pursuant to delegated authority, there was no evidence of the chief executive officer’s approval.

Upon the conclusion of the independent investigation into the conduct of certain officers, directors and employees, the Company completed an assessment of the actual measurement dates for all stock options granted between 1997 and 2006 under applicable accounting principles. This assessment included a review of a substantial volume of contemporaneous documentation to determine the actual measurement date for stock options. In certain cases, the documentation supported the original measurement date, and in other cases, the documentation supported an alternative measurement date. However, for many stock option grants, no reliable documentation could be found to support the original or any alternative measurement date. For those cases, we determined that the most appropriate source of information to determine the actual measurement date is the date of entry of the applicable grant into the Company’s stock option database, since the entry into the database constituted an acknowledgment by the Company of the grantee’s legal entitlement to the stock option grant.

Based on the results of the Company’s comprehensive assessment, the measurement dates, as adjusted, for all of the stock options granted by the Company from 1997-2006 are categorized as follows:

Number of Shares
Measurement Date	(in 000’s)

Original Measurement Date	2,163
Alternative Date	9,054
Database Entry Date	7,939
Total	19,156

Our approach wherever practicable was to determine the actual measurement date for each grant based on available documentary evidence and to apply the default approach of date of entry into the stock option database only in those cases where documentation with respect to the grant was either unavailable or unreliable. As noted above, the available documentation supported the original measurement or an alternative measurement date for a majority of the option shares, consisting principally of certain program option grants and ad hoc grants to executive officers and new hires on and after 2003. The available evidence relied upon to support the original or alternative measurement date for the program grants consisted of minutes and/or unanimous written consents of the board of directors or compensation committee of the board where available, and e-mails to the stock option administrator containing detailed listings of individuals and the related grants where available. For the ad hoc grants, in the case of executive officers, the documentary evidence consisted of minutes of meetings or unanimous written consents of the compensation committee of the board of directors detailing the specific new hire or promotion grant, as well as employment offer letters, recorded start dates in the applicable employee data base, and the filing dates of Form 4 stock transaction reports for section 16 officers. For ad hoc grants to non-officer new hires, the documentary evidence relied upon consisted of the employment offer letters and the recorded start dates in the applicable employee data base. However, for a substantial number of grants, documentation was either unavailable or unreliable, particularly for stock options granted in earlier years. For those grants, we concluded that the most appropriate approach was to default to the date of entry into the stock option data base, as noted above.

We considered various alternative approaches to establishing the actual measurement dates for stock options granted during the stated period and believe that the approach we used was the most appropriate under the circumstances. The use of a different approach may have resulted in different measurement dates, which could have resulted in substantially higher or lower cumulative stock-based compensation expense. This in turn would have caused net income to be different than amounts reported in the restated consolidated financial statements included in this Annual Report on Form 10-K.

In addition to the restatement adjustments resulting from the Company’s historical stock option granting practices (“the Stock Option Investigation Restatement Adjustments”), the Company is restating its consolidated financial statements to recognize a deferred tax liability associated with the book tax difference relating to the write-off of goodwill for tax purposes during 2002 (“the German Deferred Tax Liability Adjustment”). Previously, the Company had not recognized the deferred tax liability for the difference in book and tax basis for goodwill, as required under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”), The Company is also restating its interim quarterly financial information for 2006 to reverse stock-based compensation expense resulting from the failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) during 2006 interim periods (“the 2006 Forfeiture Rate Adjustments”).

Summary of the Restatement Adjustments

As a result of the errors identified, the Company restated its historical statements of income from 1998 through 2005 to record $37.4 million of additional non-cash stock-based compensation expense and associated payroll tax expense, net of related income tax effects, together with the recognition of a deferred tax liability related to the different basis for book and tax purposes of goodwill associated with an acquisition in Germany in 2000, a significant portion of which was written down to net realizable value for tax purposes in 2002. For 2005 and 2004, these errors resulted in an after tax benefit to the consolidated statements of income of $596,000 and $731,000, respectively. The cumulative effect of the related after-tax expenses for periods prior to 2004 was $38.7 million.

The Company determined that it was more likely than not that it would realize the benefits of the future deductible amounts related to non-cash stock-based compensation expense. As a result, we recorded a cumulative tax benefit through 2005 of $16.3 million related to stock-based compensation expense. Previously, the Company had recorded the deferred tax asset from the net operating losses related to the exercise of stock options as a benefit to additional paid-in capital within stockholders’ equity. As a result of the restatement, a portion of the benefit previously recorded as a benefit to additional paid-in capital was reclassified to income tax benefit. The cumulative effect of the tax benefit recorded as adjustments to periods prior to 2004 was $15.8 million.

Under section 162(m) of the Internal Revenue Code (“IRC”), stock options that are in-the-money at the time of grant do not qualify as performance-based compensation and therefore the Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC section 162(m). The Company previously recognized deferred tax assets as a benefit to additional paid-in capital related to covered officers whose grants were in-the-money, totaling approximately $5.4 million for the years 1999 through 2002. Those benefits have been reversed through a reduction of the Company’s deferred taxes and a reduction of additional paid-in capital and are included in the cumulative effect of restatement recorded as of December 31, 2003.

The Company reviewed the tax effects associated with stock options for which the original measurement date was corrected (“Adjusted Options”). Many of the Adjusted Options were originally intended to be incentive stock options (“ISOs”) under U.S. income tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes due plus potential penalties and interest based upon the change in status of the affected options in the amount of $5.8 million for the periods 1998 through 2006. The Company recorded reversals of this accrual in the amount of $5.3 million through 2006 due to the expiration of the payroll tax statute of limitations for years 2003 and prior. These adjustments resulted in a net charge to expense of approximately $202,000 over the restatement period. The net expense recorded during 2006 was approximately $326,000.

If the Company’s assumptions with respect to unpaid taxes due based upon the change in status of the affected options were challenged, including with respect to the expiration of the statute of limitations, the Company’s liability for unpaid taxes could be materially higher, which in turn would cause net income to be materially different than amounts reported in the restated consolidated financial statements included in this Annual Report on Form 10-K. Previously, the Company had not properly accounted for the differences in book and tax basis for goodwill related to an acquisition in Germany in 2000, a significant portion of which was written down to net realizable value for tax purposes in 2002. The Company accordingly has recorded net cumulative adjustments to its income tax provision of $5.8 million for the period 2000 to 2005. For periods prior to 2004, the Company recorded a cumulative increase to its income tax provision of $6.2 million. The deferred tax liability is the result of a write-down of goodwill for tax purposes in 2002 that was not required to be recognized for book purposes under SFAS No. 142, Goodwill and Intangible Assets.

The following is a summary of the restatement adjustments by year (in thousands):

					‘‘The German
					Deferred Tax
					Liability
		“The Stock Option Investigation Restatement Adjustments”			Adjustment”
				Income Tax	Income
		Non-Cash	Payroll	Benefit	Tax Benefit
		Stock	and Other	Related to	(Expense)	Total	Net	Diluted
	Net Income	Based	(Expense)	Stock	Related	Restatement	Income	EPS		Diluted
	(As Previously	Compensation	Benefit,	Based	to German	(Expense)	(Loss)	(as Previously		(As
Year Ended:	Reported)	Adjustments	Net	Compensation	Goodwill	Benefit	(As Restated)	Reported)	Adjustment	Restated)

December 31, 1998	$7,547	$(6,905)	$(30)	$2,588	$—	$(4,347)	$3,200	$0.40	$(0.23)	$0.17
December 31, 1999	10,981	(10,757)	(254)	3,991	—	(7,020)	3,961	0.55	(0.35)	0.20
December 31, 2000	21,614	(18,910)	(3,226)	5,981	(247)	(16,402)	5,212	0.88	(0.67)	0.21
December 31, 2001	18,117	(6,031)	(1,602)	1,616	(83)	(6,100)	12,017	0.76	(0.26)	0.50
December 31, 2002	589	(3,305)	122	1,126	(4,584)	(6,641)	(6,052)	0.02	(0.28)	(0.26)
December 31, 2003	2,191	(681)	3,202	516	(1,269)	1,768	3,959	0.10	0.07	0.17

Cumulative effect at December 31, 2003		(46,589)	(1,788)	15,818	(6,183)	(38,742)
December 31, 2004	4,132	(613)	1,552	223	(431)	731	4,863	0.18	0.03	0.21
December 31, 2005	11,348	(446)	34	239	769	596	11,944	0.52	0.03	0.55

Total		(47,648)	(202)	16,280	(5,845)	(37,415)

The vesting and/or exercise of certain stock options that were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) may be subject to Internal Revenue Code section 409A. In February 2007, the Company filed a notice of participation in the voluntary program described in Internal Revenue Service (IRS) Announcement 2007-18, the Compliance Resolution Program for Employees other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. The Company also participated in the similar program prescribed by the California Franchise Tax Board. Under these programs, employers pay the requisite additional tax and associated interest and penalties on behalf of employees (and former employees) who exercised discounted stock options in 2006. During 2007, Forrester paid a total of $362,000 to the Internal Revenue Service and the California Franchise Tax Board under these programs.

PART I

General

Forrester Research, Inc. conducts independent technology and market research and provides pragmatic and forward-thinking advice to global leaders in business and technology. We offer products and services in four major areas: Research, Data, Consulting, and Community. Our products and services are targeted to specific roles, including principally senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with us to align their technology investments with their business goals.

Research serves as the foundation for all our offerings and consists primarily of annual memberships to our syndicated research offering RoleViewtm, formerly known as WholeView®2, that provides comprehensive access to our core research on a wide range of business and technology issues of interest to the specific roles our products and services address. In addition to RoleView, we also provide several client-focused products and services in our Data, Consulting, and Community offerings. Each of these allow our clients to interact directly with analysts and explore in greater detail the issues and topics covered by RoleView on a client-specific basis.

We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 16, 1996. In February 2003, we acquired Giga Information Group, Inc., or Giga, a global technology advisory firm. Giga’s products and services enhanced our offerings by providing objective research, pragmatic advice and personalized consulting on information technology.

Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, which is applicable to our officers, directors and employees, including our principal executive, financial and accounting officers, is posted on the investor information section of our website. We intend to post any amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, and that relates to a substantive amendment or material departure from a provision of the Code, on our Internet website at www.forrester.com. We will provide a copy of the Code, free of charge, upon request.

Industry Background

Emerging technologies play a central role in companies’ and their employees’ efforts to remain both competitive and cost-efficient in an increasingly complex global business environment. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

Consequently, companies and the professionals who are in the roles we focus on rely on external sources of expertise that provide independent business advice spanning a variety of areas including technology, business strategy, and consumer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the integrated use of technology in business.

Forrester’s Strategy

In early 2007, Forrester accelerated execution of a role-based strategy to focus attention on serving leaders in multiple roles across its client base. Forrester’s syndicated RoleView research provides clients with more relevant research, easier access to the insights individual leaders need to make them successful in their roles and new community tools to provide a more comprehensive view of the problems they face.

We seek to maintain and enhance our position as a leading independent technology and market research firm and to capitalize on demand for our research by:

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

Leveraging our RoleView Research.  Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing RoleView research and introduce innovative new products. Our Data, Consulting, and Community offerings complement, enhance and supplement our RoleView research offering, and many are designed to address clients’ customized needs.

Using Targeted, Global Sales Channels.  We sell our products and services directly through our global sales force in various locations in North America, Europe, Asia and Australia. We also sell our products and services through independent sales representatives in select international locations. In 2006, our business was managed through three geographic regions — Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Effective January 2007, we reorganized our business into global client groups to more closely align with our client base: the IT Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,300 client companies as of December 31, 2006 there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

A Unified Set of Services to Build Business and Technology Strategies.  We offer clients a comprehensive and unified view of technology’s impact on business. The primary component of this view is RoleView. Clients may combine RoleView with our Data, Consulting, and Community offerings to obtain access to the research, data, analysts, and peer insights they need to:

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

Products and Services

We offer our clients a selection of engagement opportunities in the areas of Research, Data, Consulting, and Community which are organized for and directed toward the multiple professional roles we cover.

Research

Our primary syndicated research product, renamed RoleView in February 2007 (formerly known as WholeView2), is a holistic, unified offering that provides clients with comprehensive access to our core syndicated research designed to inform their strategic decision-making. Like WholeView2, RoleView consists of a library of cross-linked documents that interconnects our reports, data, product rankings, best practices, evaluation tools, and research archives and allows clients to move barrier-free across our research, but RoleView access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles. Through this access structure, RoleView addresses the interplay of an individual client’s responsibilities and goals, business demands, and technology capabilities. Our RoleView research includes The Forrester Wave. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave includes an Excel spreadsheet that allows clients to compare products and get in-depth data and analysis about each one and tools to develop a custom shortlist based on the client’s unique requirements. The Forrester Wave is our primary mechanism for evaluating enterprise technologies.

Clients subscribing to RoleView may choose between two membership levels:

•	RoleView Member Licenses include access to the written research, as well as Inquiry with all analysts, one Event seat, and access to Forrester Teleconferences.

•	Inquiry. Inquiry enables clients to contact any of our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our Inquiry Team.

•	Event Seat. Events bring together executives and other participants for one- or multi-day conferences to network with their peers and to hear business leaders discuss the impact of technology on business.

•	Forrester Teleconferences. Forrester Teleconferences are hour-long audio conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Teleconferences are also made available for member down load.

•	RoleView Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our Research Help Desk, which is a call center dedicated to providing additional information about our research, methodologies, coverage areas, and sources. The Research Help Desk is available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries.

Data

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our Technographics research or choose to have us conduct data analysis on their behalf. Our Data products include:

•	Consumer Technographics Data & Services. Our Technographics Data & Services leverage our core research findings to provide an in-depth understanding of how consumers buy, think about, and use technology. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 225,000 households in North America, Europe and Asia Pacific which is analyzed and categorized into relevant market segments to help organizations and their leaders capitalize on changing consumer behavior. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technology Adoption Study, European Consumer Technology Adoption Study, Hispanic American Technology Adoption Study, and Asia Pacific Consumer Technology Adoption Study. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•	Business Data & Services (formerly known as Business Technographics). Our Business Data Services is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 13,000 business and IT executives at North American, European, and Asia Pacific large enterprises and small and midsize businesses. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Business Data and Services clients also have access to a data specialist and input into survey design.

Consulting

Our Consulting services leverage RoleView to deliver customized research to assist clients in executing technology and business strategy, assessing viable initiatives for competitive technology gains, and making large technology investments. Specifically, we help our clients, via custom research with:

•	Market Strategy

•	Effective Use of Technology

•	Innovation & Organizational Design

•	Supply & Demand Networks

•	IT Sourcing

We also offer Website Reviews that provide targeted, action-oriented assessments of clients’ websites, extranets, or intranets. Feedback is based on comprehensive examination of the clients’ website and web strategies.

Community

Our Community offerings are designed to foster effective connections between peers in the same or similar roles, our analysts, and the relevant research. Our Community programs provide exclusive networking opportunities, advice on best practices, and targeted analysis. Community products and services include the Forrester Leadership Boards, participation in Workshops, and attendance at Forrester Events.

•	Forrester Leadership Boards. Our Forrester Leadership Boards are exclusive offerings for executives and other key employees at large companies worldwide. Clients may choose to participate in one or more Forrester Leadership Boards. Memberships are available in the CIO Group and the CMO Group and in additional technology, marketing, and vendor programs. In addition to a Member license to access RoleView, members of our Forrester Leadership Boards receive access to the following:

•	analyst teams for individual research-related questions,

•	membership-directed research which includes comprehensive coverage of industry trends and best practices,

•	exclusive industry-specific benchmark data, and

•	peer-to-peer networking through premier event meetings and group audio-conferences.

•	Workshops. Forrester conducts several Workshops (formerly known as “Boot Camps”) over the course of a year, each of which focuses on a specific issue or subject matter of interest to particular technology or marketing professionals and other executives. Workshops are an efficient forum for clients to receive relevant and useful information and tools to help them succeed in their roles.

•	Forrester Events. We host multiple Events in various locations in North America and Europe throughout the year. Events build upon our research and data to bring together executives and other participants to network with their peers, meet with Forrester analysts, and to hear business leaders discuss the impact of technology on business.

Pricing and Contract Size

We report our revenue from client contracts in two categories of revenue: (1) research and (2) advisory services and other. All the product and service offerings listed above are comprised of research, advisory services and other, or some combination of the two. Research offerings principally generate research revenues, and Consulting offerings consist solely of advisory services revenues. We classify revenue from our Consumer Technographics Data & Services and Business Data and Services as research services revenue. Within Community, revenue from memberships to the Forrester Leadership Boards is classified as research services revenue, and revenue from Workshops and Forrester Events is classified as other revenue in our advisory services and other revenue classification.

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. The average contract for annual memberships for research only at December 31, 2006 was approximately $43,500, an increase of 7% from $40,600 at December 31, 2005. The average contract for an annual membership for research which also included advisory services at December 31, 2006 was approximately $87,900, an increase of 2% from $85,800 at December 31, 2005.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 16% to $172.8 million at December 31, 2006 from $148.6 million at December 31, 2005.

Research Analysts and Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We seek to provide relevant research that will contribute to the success of our clients in their professional roles.

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

Our Consumer Technographics and Business Data and Services research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

The Forrester Wave combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive spreadsheets, databases, and reports.

Collaboration among analysts is an integral part of our process, leading to higher-quality research and a unified perspective. All RoleView research begins either with a client or vendor catalyst or with discussion sessions among analysts to generate ideas for research. Analysts test ideas throughout the research process at both informal and weekly research meetings. Our reports are consistent in format, and we require our analysts to write in a structure that combines graphics with easy-to-read text to deliver concise, decisive, relevant, and objective research to our clients. At the final stage of the research process, senior analysts meet to test the conclusions of each research report.

Sales and Marketing

We sell our products and services through a direct sales force in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives and suppliers in select international locations. We employed 303 salespersons as of December 31, 2006, an increase of 15% from 263 as of December 31, 2005. We also sell our research products directly online through our website.

For information on our international operations, see Note 14 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in role-based emerging technology research. We actively promote brand awareness via our website,

Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

As of December 31, 2006, our research was delivered to more than 2,300 client companies. No single client company accounted for more than 2% of our 2006 revenues.

Competition

We believe that the principal competitive factors in our industry include the following:

•	Quality of research and analysis and related services.

•	The ability to offer products and services that meet the changing needs of organizations and executives for research and analysis.

•	Customer service.

•	Independent analysis and opinions

•	Timely delivery of information.

•	The ability to leverage new technologies.

•	Price.

We believe that we compete favorably with respect to each of these factors. We believe that our early focus on emerging technologies is a significant competitive advantage. Additionally, we believe that our role-based strategy, research methodology, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

We compete principally in the market for research and advisory services about and relating to technology and its impact on business. Our principal direct competitors include other providers of similar services, such as Gartner Group, as well as providers of peer networking services and Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2006, we employed a total of 779 persons, including 298 research staff and 270 sales personnel.

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

A Decline in Renewals for Our Membership-Based Research Services.  Our success depends in large part upon renewals of memberships for our research products. Approximately 77%, 78%, and 76% of our client companies with memberships expiring during the years ended December 31, 2006, 2005, and 2004, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. Any future declines in renewal rates could have an adverse effect on our results of operations.

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

Material weaknesses in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.  We had a material weakness in our internal control over financial reporting at December 31, 2005 relating to the proper accounting for non-cash stock option expense that resulted in restatements of our financial statements for two quarters in 2005. We also report in Item 9A that material weaknesses existed at December 31, 2006 in our internal control over financial reporting relating to stock option accounting, and to income tax accounting for goodwill and intangible assets. Internal controls that do not meet applicable accounting and auditing standards could result in errors in our financial statements and lead investors to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we produce could cause investors to sell our stock and result in a decline in our stock price.

We face risks related to the restatement of our financial statements and the ongoing SEC investigation regarding our historical stock-based compensation practices.  The Securities and Exchange Commission (“SEC”) has commenced a formal inquiry into our historical stock-based compensation practices. We are cooperating with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation has resulted in considerable expenses, is diverting management’s attention from other business concerns, and could harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements will not resolve the SEC investigation. Further, the resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. In addition, there can be no assurance that the SEC will accept the Company’s approach for establishing the correct measurement dates for stock options granted during the restatement period or that the Company’s assumptions with respect to the related tax effects will not be challenged by the Internal Revenue Service.

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

Our headquarters are located in approximately 125,000 square feet of office space in Cambridge, Massachusetts, all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility expires in September 2011. We have the option to extend this lease for an additional five-year term.

We also have leased office space in Foster City, California, Amsterdam, Dallas, Denmark, Frankfurt, London and Paris.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

In June, 2007, the SEC notified us that it had commenced a formal inquiry into our historical stock option granting practices. In December 2006, prior to the resignation of our chief financial officer in connection with irregularities involving a stock option grant awarded to him in 1999, we advised the SEC of our voluntary internal investigation. We have been cooperating fully with the SEC since then and will continue to do so as the inquiry moves forward. We are unable to predict what, if any, consequences the SEC investigation may have on us or on our results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

PART II

Item 5(a).	Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock is traded on the Nasdaq Stock Market under the symbol “FORR.” We did not declare or pay any dividends during the fiscal years ended December 31, 2005 and 2006. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of October 22, 2007 there were approximately 48 stockholders of record of our common stock. On October 22, 2007, the closing price of our common stock was $24.48 per share.

The following table represents the ranges of high and low sale prices of our common stock for the fiscal years ended December 31, 2005 and December 31, 2006:

	2005		2006
	High	Low	High	Low

First Quarter	$18.46	$13.79	$23.15	$17.76
Second Quarter	$18.77	$13.61	$28.00	$20.31
Third Quarter	$21.58	$17.45	$29.55	$23.55
Fourth Quarter	$21.00	$17.28	$32.32	$26.29

The following table summarizes, as of December 31, 2006, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

	(a)		(c)
	Number of Securities	(b)	Number of Securities Remaining
	to be Issued Upon Exercise	Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,	Price of Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)(1)

Equity Compensation plans approved by stockholders(1)	3,319,980	$21.52	4,880,953
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	3,319,980	$21.52	4,880,953

(1)	Column (c) includes 132,278 shares that are available for issuance under our Amended and Restated 1996 Employee Stock Purchase Plan as of December 31, 2006.

The following graph compares the cumulative stockholder return on our common stock during the period from December 31, 2001 through December 31, 2006 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that dividends, if any, were reinvested.

	Comparison of Cumulative Total Return
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Forrester Research	100	77.31	88.13	89.08	93.10	134.60

Nasdaq Stock Market (US Companies)	100	69.13	103.36	112.48	114.87	126.22

Russell 2000	100	78.42	114.00	133.38	137.81	162.63

Item 6.	Selected Consolidated Financial Data

We recently completed an inquiry into and review of our historical stock option granting practices. The review, which included option grants made since our initial public offering in November 1996 through the end of 2006, was directed by the Audit Committee of our Board of Directors with the assistance of independent counsel and forensic accountants. In March 2007, we reported that based on the preliminary findings of this review, we would need to restate our historical financial statements to record additional non-cash charges for compensation expense related to past stock option grants and related tax impacts, and accordingly, that our financial statements for the periods 1998-2006, and all selected financial data, press releases and other communications with respect thereto, including any interim periods, should no longer be relied upon.

Based on the results of the completed review, the Audit Committee concluded that the actual measurement dates for many stock option grants were different from the original measurement dates for such awards. As a result, revised measurement dates were applied in those cases and we have recorded additional stock-based compensation expense for the years 1998 through 2006, and related tax adjustments.

The selected consolidated financial data has been restated as a result of the review, as well as with respect to the failure to properly account for the difference between tax and book basis for goodwill related to an acquisition in Germany in 2000, of which a significant portion was written down for tax purposes in 2002. See the Explanatory Note included on page 2, the discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, and Note 2 to “Notes to Consolidated Financial Statements,” all included in this Annual Report on Form 10-K.

The selected consolidated statements of operations data presented below for the three years ended December 31, 2006, and the selected consolidated balance sheet data as of December 31, 2006 and December 31, 2005, is derived from, and qualified by reference to, the audited restated financial statements appearing elsewhere in this Report, and should be read in conjunction with those financial statements. The consolidated statements of operations data for the years ended December 31, 2003 and December 31, 2002, and the consolidated balance sheet data as of December 31, 2004, December 31, 2003 and December 31, 2002, are derived from unaudited financial statements not included herein that have also been restated.

	Consolidated Statement of Operations Data Year Ended
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)
	As	As	As	As
	Restated(1)	Restated(1)	Restated(1)(2)	Restated(1)(2)
	(Unaudited)	(Unaudited)

Statement of Operations data:(1)(2)
Research services	$70,955	$92,289	$93,750	$96,699	$114,876
Advisory services and other	25,981	33,710	43,874	54,700	66,597

Total revenues	96,936	125,999	137,624	151,399	181,473

Operating expenses:
Cost of services and fulfillment	35,607	49,006	52,456	60,461	73,268
Selling and marketing	31,493	40,127	46,078	51,050	59,626
General and administrative	13,586	14,084	16,224	18,039	22,859
Depreciation	8,078	6,256	3,691	3,539	3,618
Amortization of intangible assets	328	8,778	6,461	3,527	2,060
Reorganization costs	12,170	2,594	8,396	—	—
Integration costs	—	1,055	—	—	—

Total operating expenses	101,262	121,900	133,306	136,616	161,431

(Loss) income from continuing operations	(4,326)	4,099	4,318	14,783	20,042
Other income, net; Realized gains on securities, net	1,421	1,598	4,220	4,722	6,052

Income from continuing operations before income tax (benefit) provision	(2,905)	5,697	8,538	19,505	26,094
Income tax (benefit) provision	3,147	1,738	2,860	7,243	10,037

Income from continuing operations	$(6,052)	$3,959	$5,678	$12,262	$16,057
(Loss) income from discontinued operations, net of taxes	—	—	(815)	(318)	300
Gain on sale of discontinued operations, net of taxes	—	—	—	—	1,399
Net (loss) income	$(6,052)	$3,959	$4,863	$11,944	$17,756

Basic (loss) income per common share from continuing operations	$(0.26)	$0.18	$0.25	$0.58	$0.72
Basic (loss) income per common share from discontinued operations	$—	$—	$(0.03)	$(0.02)	$0.08

Basic (loss) income per common share	$(0.26)	$0.18	$0.22	$0.56	$0.80

Diluted (loss) income per common share from continuing operations	$(0.26)	$0.17	$0.25	$0.56	$0.70
Diluted (loss) income per common share from discontinued operations	$—	$—	$(0.03)	$(0.01)	$0.07

Diluted (loss) income per common share	$(0.26)	$0.17	$0.22	$0.55	$0.77
Basic weighted average common shares outstanding	23,189	22,555	22,024	21,413	22,195

Diluted weighted average common shares outstanding	23,189	22,891	22,464	21,876	22,973

Balance Sheet Data as of December 31,
Cash, cash equivalents, and available for sale securities	$194,631	$126,733	$127,440	$132,268	$207,833
Working capital	$155,099	$77,331	$82,457	$99,005	$166,274
Deferred revenue	$42,123	$68,630	$72,357	$86,663	$99,875
Total assets	$276,213	$308,524	$300,093	$308,342	$384,143
Total stockholders’ equity	$200,328	$196,324	$188,641	$189,347	$244,905

(1)	As a result of having identified incorrect measurement dates for historical stock options, management concluded that the Company’s previously issued financial statements should be restated. Results for 2005 and prior years have been restated to reflect non-cash compensation expense for stock options with incorrect measurement dates, and related tax effects. Additionally, the Company recorded additional tax adjustments related to differences in the book and tax basis of goodwill related to an acquisition in Germany in 2000, a significant portion of which was written down for tax purposes in 2002. See footnote 2 to the Company’s consolidated financial statements included in this 2006 Annual Report on Form 10-K for further discussion of the impact of the restatement.

(2)	In September 2006, we sold our Ultimate Consumer Panel product line to Lightspeed Online Research, Inc. As a result, operating results of this product line for all periods presented have been reclassified into the caption “Income (loss) from discontinued operations.” See footnote 3 to the Company’s consolidated financial statements for further discussion of the Company’s sale of the Ultimate Consumer Panel product line and the related accounting treatment.

The following table reconciles selected historical consolidated financial data from the previously reported results to the restated results for the fiscal years ended December 31, 2002 and 2003. See Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for similar reconciliations for the years ended December 31, 2004 and 2005.

	Unaudited Consolidated Statement of Operations Data Year Ended December 31, 2002
		Stock Option	German
		Investigation	Deferred
		Restatement	Tax Liability
	As Reported	Adjustments	Adjustment	As Restated
	(In thousands, except per share amounts)

Statement of Operations Data :
Research services	$70,955	$—	$—	$70,955
Advisory services and other	25,981	—	—	25,981

Total revenues	96,936	—	—	96,936

Operating expenses:
Cost of services and fulfillment	34,026	1,581	—	35,607
Selling and marketing	30,745	748	—	31,493
General and administrative	12,732	854	—	13,586
Depreciation	8,078	—	—	8,078
Amortization of intangible assets	328	—	—	328
Reorganization costs	12,170	—	—	12,170
Integration costs	—	—	—	—

Total operating expenses	98,079	3,183	—	101,262

(Loss) income from continuing operations	(1,143)	(3,183)	—	(4,326)
Other income, net; Realized gains on securities, net	1,421	—	—	1,421

Income (Loss) from continuing operations before income tax (benefit) provision	278	(3,183)		(2,905)
Income tax (benefit) provision	(311)	(1,126)	4,584	3,147

Income from continuing operations	$589	(2,057)	(4,584)	$(6,052)
(Loss) income from discontinued operations, net of taxes	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$589	(2,057)	(4,584)	$(6,052)

Basic (loss) income per common share from continuing operations	$0.03	(0.08)	(0.20)	$(0.26)
Basic (loss) income per common share from discontinued operations	$—	—	—	$—

Basic (loss) income per common share	$0.03	(0.08)	(0.20)	$(0.26)

Diluted (loss) income per common share from continuing operations	$0.02	(0.08)	(0.20)	$(0.26)
Diluted (loss) income per common share from discontinued operations	$—	—	—	$—

Diluted (loss) income per common share	$0.02	(0.08)	(0.20)	$(0.26)
Basic weighted average common shares outstanding	23,189			23,189

Diluted weighted average common shares outstanding	23,653			23,189

	Consolidated Statement of Income Data
	Year Ended December 31, 2003
		Stock Option	German
		Investigation	Deferred Tax
		Restatement	Liability
	As Reported	Adjustments	Adjustment	As restated
	(In thousands, except per share amounts)

Statement of Income data:
Research services	$92,289	$—	$—	$92,289
Advisory services and other	33,710	—	—	33,710

Total revenues	125,999	—	—	125,999

Operating expenses:
Cost of services and fulfillment	50,047	(1,041)	—	49,006
Selling and marketing	41,017	(890)	—	40,127
General and administrative	14,674	(590)	—	14,084
Depreciation	6,256	—	—	6,256
Amortization of intangible assets	8,778	—	—	8,778
Reorganization costs	2,594	—	—	2,594
Integration costs	1,055	—	—	1,055

Total operating expenses	124,421	(2,521)	—	121,900

Income from continuing operations	1,578	2,521	—	4,099
Other income, net; Realized gains on securities, net	1,598	—	—	1,598

Income (Loss) from continuing operations before income tax (benefit) provision	3,176	2,521		5,697
Income tax (benefit) provision	985	(516)	1,269	1,738

Income from continuing operations	$2,191	3,037	(1,269)	$3,959
(Loss) income from discontinued operations, net of taxes	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—
Net (loss) income	$2,191	$3,037	$(1,269)	$3,959

Basic (loss) income per common share from continuing operations	$0.10	0.13	(0.06)	$0.18
Basic (loss) income per common share from discontinued operations	$—	$—	$—	$—

Basic (loss) income per common share	$0.10	0.13	(0.06)	$0.18

Diluted (loss) income per common share from continuing operations	$0.10	0.13	(0.06)	$0.17
Diluted (loss) income per common share from discontinued operations	$—	$—	$—	$—

Diluted (loss) income per common share	$0.10	0.13	(0.06)	$0.17
Basic weighted average common shares outstanding	22,555			22,555

Diluted weighted average common shares outstanding	23,837			22,891

	Consolidated Balance Sheet Data:
	As of December 31
	2002					2003				2004
		Stock Option	German			Stock Option	German			Stock Option	German
		Investigation	Deferred			Investigation	Deferred Tax			Investigation	Deferred Tax
	As	Restatement	Tax Liability	As	As	Restatement	Liability	As	As	Restatement	Liability	As
	Reported	Adjustments	Adjustment	Restated	Reported	Adjustments	Adjustment	Restated	Reported	Adjustments	Adjustment	Restated
	(In thousands)

Cash, cash equivalents, and available for sale securities	$194,631			$194,631	$126,733			$126,733	$127,440			$127,440

Working capital	$157,443	(2,344)		$155,099	$77,171	160		$77,331	$81,106	1,351		$82,457

Deferred revenue	$42,123			$42,123	$68,630			$68,630	$72,357			$72,357

Total assets	$278,273	(2,060)		$276,213	$310,975	(2,451)		$308,524	$302,872	(2,779)		$300,093

Total stockholders’ equity	$213,868	(8,626)	(4,914)	$200,328	$208,322	(5,815)	(6,183)	$196,324	$199,846	(4,591)	(6,614)	$188,641

Item 7.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

Restatement of Prior Period Financial Statements

In this 2006 Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2005 and December 31, 2004. We have also included under Item 6, “Selected Financial Data”, restated financial information as of, and for each of the years ended, December 31, 2002, 2003, 2004, and 2005. Restated financial information for the first three quarter of 2006 and all interim periods of 2005 is included below and in Footnote 16 to the consolidated financial statements included in this Annual Report on Form 10-K.

The Company expects to file shortly quarterly reports on Form 10-Q for the three months ended March 31, 2007 (“Q1 2007”) and the three and six months ended June 30, 2007 (“Q2 2007”). The Q1 2007 and Q2 2007 Form 10-Q’s will contain restated financial information for the comparable periods of the prior year.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been amended and should not be relied upon.

See the Explanatory Note on page 2 of this Annual Report on Form 10-K and Footnote 2 to the Consolidated Financial Statements included herein for a further discussion of the restatement of our prior period financial statements.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel, non-cash stock based compensation expense, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, bonuses, employee benefits, non-cash stock-based compensation expense, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits, and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2006. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve-

month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Deferred Revenue (in millions)	$86.7	$99.9	$13.2	15%
Agreement Value (in millions)	$148.6	$172.8	$24.2	16%
Client Retention	78.0%	77.0%	(1.0)	(1.0)%
Dollar Retention	87.0%	86.0%	(1.0)	(1.0)%
Enrichment	105.0%	112.0%	7.0	7.0%
Number of clients (at year-end)	2,007	2,312	305	15%

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)

Deferred Revenue (in millions)	$72.4	$86.7	$14.3	20%
Agreement Value (in millions)	$137.1	$148.6	$11.5	8.4%
Client Retention	76.0%	78.0%	2.0	2.6%
Dollar Retention	85.0%	87.0%	2.0	2.4%
Enrichment	107.0%	105.0%	(2.0)	(1.9)%
Number of clients (at year-end)	1,866	2,007	141	7.5%

The increase in deferred revenue and agreement value from 2005 to 2006 is primarily due to increases in the number of clients and in the average contract size. The average contract for annual memberships for research only at December 31, 2006 was approximately $43,500, an increase of 7% from $40,600 at December 31, 2005. The average contract for an annual membership for research which also included advisory services at December 31, 2006 was approximately $87,900, an increase of 2% from $85,800 at December 31, 2005. Increases in average contract sizes and enrichment in 2006 reflect increasing demand for our products, reduced discounting and increased prices.

The increase in deferred revenue and agreement value from 2004 to 2005 is primarily due to an increase in the number of clients. The increase in client retention and dollar retention reflects an improving economic environment. The decrease in enrichment from 2004 to 2005 reflects more clients renewing memberships at the same level as the prior year, coupled with an increase in advisory-only contracts purchased by clients during the membership term and not in connection with the renewal.

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

We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page   .

•	Revenue Recognition. We generate revenues from licensing our research, performing advisory services, hosting events and conducting teleconferences. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period.

While historical business practice had been to offer contracts with a non-cancelable term, effective April 1, 2005, we began offering clients a money-back guarantee, which gives clients the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, which are deferred and then recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	Non-Cash Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value of stock- based compensation, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and forfeiture rates. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25. We determined the actual measurement dates for historical stock option grants using the approach described in the Explanatory Note on page 2 and footnote 2 to the consolidated financial statements included in this Annual Report on Form 10-K. The use of a different approach could have resulted in different measurement dates, with exercise prices that may have resulted in more or less compensation expense to the Company. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting date and stock option exercise dates). The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. If our actual forfeiture rate is materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, management makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	Non-Marketable Investments. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies, which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill and Intangible Assets and Other Long-Lived Assets. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	Income Taxes. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga Information Group, Inc. in 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109,” (“FIN 48”) which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

Discontinued Operations

On September 26, 2006, we completed the sale of our Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash, of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder due nine months after the closing date. The sale resulted in a gain on the disposal (net of $1.0 million of income tax expense) of $1.4 million. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a strategic fit with its core focus on broad, global business and consumer technology data. The UCP product line had gross revenues for the years 2006, 2005, and 2004 of $1.8 million, $1.8 million, and $854,000, respectively. Net income from the discontinued operations was $300,000 (net of $204,000 of income tax expense) for the year ended December 31, 2006, and net loss from the discontinued operations was $318,000 (net of $219,000 of income tax benefit) and $815,000 (net of $552,000 of income tax benefit) for the years ended December 31, 2005 and 2004, respectively. The financial results of the UCP product line are reported as a single line item of ‘‘(Loss) income from discontinued operations” for all periods presented. The gross revenue and net income numbers noted above for UCP for 2006 only include amounts recorded through September 26 as UCP was disposed of on September 26, 2006.

Results of Operations for the years ended December 31, 2004, 2005 and 2006, including interim periods of 2005 and 2006

The following table sets forth selected financial data as a percentage of total revenues for the years noted.

	Year Ended
	December 31,

Research services	68%	64%	63%
Advisory services and other	32	36	37

Total revenues	100	100	100
Cost of services and fulfillment	38	40	40
Selling and marketing	34	34	33
General and administrative	12	12	13
Depreciation	3	2	2
Amortization of intangible assets	5	2	1
Reorganization costs	6	—	—

Income from continuing operations	2	10	11
Other income, net	3	2	3
Gains on sales of available-for-sale securities	1	1	—
Gains from non-marketable investments, net of impairments	—	—	—

Income from continuing operations before income tax provision	6	13	14
Income tax provision	2	5	5

Income from continuing operations	4	8	9
(Loss) income from discontinued operations, net of taxes	(1)	—	—
Gain on sale of discontinued operations, net of taxes	—	—	1

Net income	3%	8%	10%

Results of Quarterly Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of our eight most recently ended fiscal quarters. We have derived this information from our unaudited interim consolidated financial statements, which, in the opinion of our management, have been prepared on a basis consistent with our financial statements contained elsewhere in this Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation in accordance with generally accepted accounting principles in the United States when read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historically, our total revenues, operating profit, and net income in the fourth quarter have reflected the significant positive contribution of revenues attributable to advisory services performed. As a result, we have historically experienced a decline in total revenues, operating profit, and net income from the quarter ended December 31 to the quarter ended March 31. Our quarterly operating results are not necessarily indicative of future results of operations. Each of the quarterly periods in 2005 and 2006 have been restated to reflect additional stock-based compensation expense and related tax effects, as well as the correction of the errors identified by the Company related to forfeitures in 2006, as required under SFAS No. 123R, and failure to appropriately account for the difference in book and tax basis of goodwill, a significant portion of which was written down to net realizable value for tax purposes in 2002. See Note 2 to our consolidated financial statements for further discussion of the restatement and see Note 16 for reconciliations between the as reported and as restated results of quarterly operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Amounts in thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	$22,989	$23,483	$24,586	$25,641	$26,775	$27,815	$29,690	$30,596
Advisory services and other	10,225	15,397	14,008	15,070	13,818	20,043	14,384	18,352

Total revenues	33,214	38,880	38,594	40,711	40,593	47,858	44,074	48,948
Cost of services and fulfillment	13,140	16,144	15,303	15,874	17,312	19,919	17,070	18,967
Selling and marketing	11,882	13,045	12,700	13,423	14,475	15,328	14,228	15,595
General and administrative	4,040	4,547	4,920	4,532	5,643	5,672	5,445	6,099
Depreciation	874	882	859	924	884	916	947	871
Amortization of intangible assets	1,123	833	786	785	652	472	474	462

Income from continuing operations	2,155	3,429	4,026	5,173	1,627	5,551	5,910	6,954
Other income, net	750	754	722	801	958	1,326	1,652	1,768
Gains on sales of marketable securities	1,489	—	—	—	—	—	—	—
Gains (loss) from non-marketable investments, net of impairments	179	112	241	(326)	199	8	98	43

Income from continuing operations before income tax provision	4,573	4,295	4,989	5,648	2,784	6,885	7,660	8,765
Income tax provision	1,718	1,778	2,504	1,243	1,446	3,237	2,828	2,526

Income from continuing operations	$2,855	$2,517	$2,485	$4,405	$1,338	$3,648	$4,832	$6,239

(Loss) income from discontinued operations, net of taxes	(65)	(166)	(82)	(5)	114	135	51	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—	1,399	—
Net income	$2,790	$2,351	$2,403	$4,400	$1,452	$3,783	$6,282	$6,239

Basic income per common share from continuing operations	$0.13	$0.12	$0.12	$0.21	$0.07	$0.17	$0.21	$0.27
Basic (loss) income per common share from discontinued operations	$—	$(0.01)	$—	$—	$0.01	$0.01	$0.06	$—

Basic income per common share	$0.13	$0.11	$0.12	$0.21	$0.08	$0.18	$0.27	$0.27

Diluted income per common share from continuing operations	$0.13	$0.12	$0.12	$0.20	$0.06	$0.17	$0.21	$0.26
Diluted (loss) income per common share from discontinued operations	$—	$(0.01)	$—	$—	$0.01	$0.01	$0.06	$—

Diluted income per common share	$0.13	$0.11	$0.12	$0.20	$0.07	$0.18	$0.27	$0.26

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(As a percentage of revenues)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	69%	60%	64%	63%	66%	58%	67%	63%
Advisory services and other	31	40	36	37	34	42	33	37

Total revenues	100	100	100	100	100	100	100	100
Cost of services and fulfillment	40	42	40	39	43	42	39	39
Selling and marketing	36	34	33	33	36	32	32	32
General and administrative	12	12	13	11	14	12	12	12
Depreciation	3	2	2	2	2	2	2	2
Amortization of intangible assets	3	2	2	2	2	1	1	1

Income from continuing operations	6	8	10	13	3	11	14	14
Other income, net	2	2	2	2	2	3	4	4
Gains on sales of marketable investments	4	—	—	—	—	—	—	—
Gains (loss) from non-marketable investments, net of impairments	1	1	1	(1)	1	1	—	—

Income from continuing operations before income tax provision	13	11	13	14	6	15	18	18
Income tax provision	5	5	7	3	3	7	6	5

Income from continuing operations	8	6	6	11	3	8	12	13
Income from discontinued operations	—	—	—	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—	—	3	—

Net income	8%	6%	6%	11%	3%	8%	15%	13%

Discussion of results of operations for 2006 compared to 2005, including interim periods (interim periods are unaudited)

Revenues

			Absolute	Percentage
	2005	2006	Increase	Increase
	(As Restated)	(As Restated
		through
		September 30)

Revenues (dollars in millions)
Quarter Ended:
March 31,	$33.2	$40.6	$7.4	22%
June 30,	$38.9	$47.9	$9.0	23%
September 30,	$38.6	$44.1	$5.5	14%
December 31,	$40.7	$48.9	$8.2	20%
Full Year Ended December 31,	$151.4	$181.5	$30.1	20%
Revenues from research services (dollars in millions)
Quarter Ended:
March 31,	$23.0	$26.8	$3.8	17%
June 30,	$23.5	$27.8	$4.3	18%
September 30,	$24.6	$29.7	$5.1	21%
December 31,	$25.6	$30.6	$5.0	20%
Full Year Ended December 31,	$96.7	$114.9	$18.2	19%
Revenues from advisory services and other (dollars in millions)
Quarter Ended:
March 31,	$10.2	$13.8	$3.6	35%
June 30,	$15.4	$20.0	$4.6	30%
September 30,	$14.0	$14.4	$0.4	3%
December 31,	$15.1	$18.4	$3.3	22%
Full Year Ended December 31,	$54.7	$66.6	$11.9	22%
Revenue Attributable to customers outside of the US (dollars in millions)
Quarter Ended:
March 31,	$10.4	$12.4	$2.0	19%
June 30,	$12.1	$14.1	$2.0	17%
September 30,	$11.4	$12.5	$1.1	10%
December 31,	$12.4	$14.2	$1.8	15%
Full Year Ended December 31,	$46.3	$53.2	$6.9	15%
Percentage of Revenue Attributable to customers outside of the US.
Quarter Ended:
March 31,	31%	31%	—	—
June 30,	31%	30%	(1)	(3)%
September 30,	29%	28%	(1)	(3)%
December 31,	31%	29%	(1)	(3)%
Full Year Ended December 31,	31%	29%	(1)	(3)%
Number of clients (at end of period)
March 31,	1,872	2,076	204	11%
June 30,	1,906	2,172	266	14%
September 30,	1,936	2,273	337	17%
December 31,	2,007	2,312	305	15%
Number of research employees (at end of period)
March 31,	222	275	53	24%
June 30,	227	286	59	26%
September 30,	256	277	21	8%
December 31,	257	291	34	13%
Number of events
March 31,	2	1	(1)	(50)%
June 30,	3	3	—	0%
September 30,	1	2	1	100%
December 31,	2	3	1	50%
Year ended December 31,	8	9	1	13%

The increase in total revenues as well as the increase in the number of clients for both the interim periods of 2006 and full year as compared to the comparable periods of 2005 is primarily attributable to increased demand for certain of our syndicated research products, reduced discounting and increased prices. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance. No single client company accounted for more than 2% of revenues during 2005 or 2006. The effects of foreign currency translation on total revenues when comparing 2005 to 2006 were negligible.

Research services revenues as a percentage of total revenues declined from 64% in 2005 to 63% in 2006 as customer demand continued to shift towards advisory services, which is reflected in the increase in advisory services and other revenues during 2006 and the interim periods of 2006.

International revenues increased due to increased demand for our products internationally. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)
	(As restated)	(As Restated
		through
		September 30)

Cost of services and fulfillment (dollars in millions)
Quarter Ended (unaudited):
March 31,	$13.1	$17.3	$4.2	32%
June 30,	$16.1	$19.9	$3.8	24%
September 30,	$15.3	$17.1	$1.8	12%
December 31,	$15.9	$19.0	$3.1	19%
Full Year Ended December 31,	$60.4	$73.3	$12.9	21%
Cost of services and fulfillment as a percentage of total revenues
Quarter Ended (unauditied):
March 31,	40%	43%	3	8%
June 30,	42%	42%	—	—
September 30,	40%	39%	(1)	3%
December 31,	39%	39%	—	—
Full Year Ended December 31,	40%	40%	—	—
Number of research and fulfillment employees (at end of period)
March 31,	286	345	59	21%
June 30,	291	356	65	22%
September 30,	317	349	32	10%
December 31,	328	362	34	10%

The increase in cost of services and fulfillment in 2006 as compared to 2005 is primarily attributable to increased compensation and benefit costs resulting from an increase in average headcount and annual increases in compensation costs, including an increase in non-cash stock-based compensation expense related to the adoption of SFAS No. 123R when compared to the non-cash stock-based compensation expense recognized in 2005 under APB No. 25 for the March 31, 2005 performance-based grant and the mispriced options for which measurement dates were corrected as a result of the stock option practices investigation.

For the interim periods of 2005 compared to 2006, the total cost of services and fulfillment is primarily attributable to increased compensation and benefits costs associated with the corresponding increase in average headcount and the recognition of non-cash stock based compensation expense under SFAS No. 123R. For the quarter ended March 31, 2006, the primary reason for the increase in cost of services and fulfillment as a percentage of revenue was the adoption of SFAS No. 123R and the associated non-cash stock-based compensation expense as compared with the first quarter of 2005.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)
	(As Restated)	(As Restated
		through
		September 30)

Selling and marketing expenses (dollars in millions)
Quarter Ended (unaudited):
March 31,	$11.9	$14.5	$2.6	22%
June 30,	$13.0	$15.3	$2.3	18%
September 30,	$12.7	$14.2	$1.5	13%
December 31,	$13.4	$15.6	$2.2	16%
Full Year Ended December 31,	$51.0	$59.6	$8.6	17%
Selling and marketing expenses as a percentage of total revenues
Quarter Ended (unaudited):
March 31,	36%	36%	—	—
June 30,	34%	32%	(2)	(6)%
September 30,	33%	32%	(1)	(3)%
December 31,	33%	32%	(1)	(3)%
Full Year Ended December 31,	34%	33%	(1)	(3)%
Selling and marketing employees (at end of period)
March 31,	244	283	39	16%
June 30,	263	289	26	10%
September 30,	254	295	41	16%
December 31,	263	303	40	15%

For both the full year and interim periods, the increase in selling and marketing expenses in 2006 is primarily attributable to increased compensation and benefit costs resulting from an increase in average headcount and annual increases in compensation costs, as well as to an increase in non-cash stock-based compensation expense related to the adoption of SFAS No. 123R when compared to the non-cash stock-based compensation expense recognized in 2005 under APB No. 25 for the March 31, 2005 performance-based grant and the mispriced options for which measurement dates were corrected as a result of the stock option practices investigation. The decrease in selling and marketing expenses as a percentage of total revenue is primarily attributable to an increased revenue base.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)
	(As Restated)	(As Restated
		through
		September 30)

General and administrative expenses (dollars in millions)
Quarter Ended (Unaudited):
March 31,	$4.0	$5.6	$1.6	40%
June 30,	$4.6	$5.7	$1.2	27%
September 30,	$4.9	$5.4	$0.5	10%
December 31,	$4.5	$6.1	$1.6	35%
Full Year Ended December 31,	$18.0	$22.9	$4.9	27%
General and administrative expenses as a percentage of total revenues
Quarter Ended (Unaudited):
March 31,	12%	14%	2	—
June 30,	12%	12%	—	—
September 30,	13%	12%	(1)	(8)%
December 31,	11%	12%	1	9%
Full Year Ended December 31,	12%	13%	1	8%
General and administrative employees (at end of period)
March 31,	94	104	10	11%
June 30,	95	107	12	13%
September 30,	95	108	13	14%
December 31,	103	114	11	11%

The increase in general and administrative expenses for the full year and interim periods of 2006 as compared to 2005, and in general and administrative expenses as a percentage of total revenues in 2006 as compared to 2005 is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs, as well as to an increase in non-cash stock-based compensation expense related to the adoption of SFAS No. 123R when compared to the non-cash stock-based compensation expense recognized in 2005 under APB No. 25 for the March 31, 2005 performance-based grant and the mispriced options for which measurement dates were corrected as a result of the stock option practices investigation.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)
	(As Restated)	(As Restated
		through
		September 30)

Depreciation Expense (dollars in thousands)
Quarter Ended (Unaudited):
March 31,	$874	$884	$10	1%
June 30,	$882	$916	$34	4%
September 30,	$859	$947	$88	10%
December 31,	$924	$871	$(53)	(6)%
Full Year Ended December 31,	$3,539	$3,618	$79	2%
Depreciation Expense as a percentage of total revenues
Quarter Ended (Unaudited):
March 31,	4%	2%	(2)	50%
June 30,	2%	2%	—	—
September 30,	2%	2%	—	—
December 31,	2%	2%	—	—
Full Year Ended December 31,	2%	2%	—	—

Depreciation expense increased 2% to $3.6 million in 2006 from $3.5 million in 2005. The increase is primarily attributable to depreciation expense related to purchases of computer equipment and leasehold improvements during 2005 and 2006.

Amortization of Intangible Assets.

			Absolute	Percentage
	2005	2006	(Decrease)	(Decrease)
	(As Restated)	(As Restated
		through
		September 30)

Amortization Expense (dollars in thousands)
Quarter Ended (Unaudited):
March 31,	$1,123	$652	$(471)	(42)%
June 30,	$833	$472	$(361)	(43)%
September 30,	$786	$474	$(312)	(40)%
December 31,	$785	$462	$(323)	(41)%
Full Year Ended December 31,	$3,527	$2,060	$(1,467)	(42)%
Amortization Expense as a percentage of total revenues
Quarter Ended (Unaudited):
March 31,	3%	1%	(2)	(67)%
June 30,	2%	1%	(1)	(50)%
September 30,	2%	1%	(1)	(50)%
December 31,	2%	1%	(1)	(50)%
Full Year Ended December 31,	2%	1%	(1)	(50)%

Amortization of intangible assets decreased to $2.1 million in 2006 from $3.5 million in 2005. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.

Other Income, Net.  Other income, net increased 90% to $5.7 million in 2006 from $3.0 million in 2005. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2006 as compared to 2005 and to higher returns on invested capital.

Gains on Sales of Available-for-Sale Securities.  In 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc., received net proceeds of approximately $1.7 million, and recognized a gain of approximately $1.5 million related to the sale.

Gains from Non-Marketable Investments, Net of Impairments.  Gains on non-marketable investments resulted from distributions from our investments and totaled $575,000 during 2006 compared to $370,000 during 2005. Impairments of non-marketable investments resulted in net charges of $227,000 during 2006 compared to $164,000 during 2005.

Gain on Sale of Discontinued Operations, Net of Taxes.  In 2006, we completed the sale of our Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash, of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder due nine months after the closing date. The sale resulted in a gain on the disposal of discontinued operations of $1.4 million, net of $1.0 million of taxes.

Provision for Income Taxes.

			Absolute	Absolute
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)
	(As Restated)	(As Restated)
		through
		September 30

Provision for Income Taxes (dollars in millions)
Quarter Ended (unaudited):
March 31,	$1.7	$1.5	$(0.2)	(12)%
June 30,	$1.8	$3.2	$1.4	78%
September 30,	$2.5	$2.8	$0.3	12%
December 31,	$1.2	$2.5	$1.3	108%
Full Year Ended December 31,	$7.2	$10.0	$2.8	39%

During 2006, we recorded an income tax provision of $10.0 million reflecting an effective tax rate of 38.5%. During 2005, we recorded an income tax provision of $7.2 million reflecting an effective tax rate of 37.1%. The increase in our effective tax rate for fiscal year 2006 resulted primarily from an increase in deferred tax expense due to foreign currency translation losses related to the deferred tax liability of our German holding companies offset by an increase in tax exempt investment income as a percentage of total income.

Years Ended December 31, 2004 and December 31, 2005

Revenues

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
	(As Restated)	(As Restated)

Revenues (dollars in millions)	$137.6	$151.4	$13.8	10%
Revenues from research services (dollars in millions)	$93.8	$96.7	$2.9	3%
Advisory services and other revenues (dollars in millions)	$43.9	$54.7	$10.8	25%
Revenues attributable to customers outside of the United States (dollars in millions)	$45.7	$46.3	$0.6	1%
Revenues attributable to customers outside of the United States as a percentage of total revenue	33%	31%	(2.0)	(6)%
Number of clients (at end of period)	1,866	2,007	141	8%
Number of research employees (at end of period)	203	257	54	27%
Number of events	9	8	(1)	(11)%

The increase in total revenues is primarily attributable to increased demand for advisory services, the introduction of new products and improving economic conditions. No single client company accounted for more than 2% of revenues during 2004 or 2005.

Excluding the effects of foreign currency translation, total revenues would have increased approximately 11% in 2005 compared to 2004.

Research services revenues as a percentage of total revenues declined from 68% in 2004 to 64% in 2005 as customer demand shifted towards advisory services, which is reflected in the increase in advisory services and other revenues. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services.

The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Cost of Services and Fulfillment

	Year Ended
	December 31,		Absolute	Percentage
	2004	2005	Increase	Increase
	(As Restated)	(As Restated)

Cost of services and fulfillment (dollars in millions)	$52.5	$60.5	$8.0	15%
Cost of services and fulfillment as a percentage of total revenues	38%	40%	2	4%
Number of research and fulfillment employees	275	328	53	19%

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

Selling and Marketing

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
	(As Restated)	(As Restated)

Selling and marketing expenses (dollars in millions)	$46.1	$51.0	$4.9	11%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—
Number of selling and marketing employees	229	263	34	15%

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

General and Administrative

	Year Ended
	December 31,		Absolute	Percentage
	2004	2005	Increase	Increase
	(As Restated)	(As Restated)

General and administrative expenses (dollars in millions)	$16.2	$18.0	$1.8	11%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
Number of general and administrative employees	89	103	14	16%

The increase in general and administrative expenses is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs, as well as to the recording of non-cash stock-based compensation expense related to the March 31, 2005 grant.

Depreciation.  Depreciation expense decreased 5% to $3.5 million in 2005 from $3.7 million in 2004. The decrease is primarily attributable to computer and software assets becoming fully depreciated and to the write-off of certain depreciable assets in connection with office vacancies, offset by the depreciation of 2004 and 2005 capital purchases.

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

Reorganization Costs.  There were no reorganization costs recorded in 2005. During 2004, reorganization costs of $8.4 million related to severance and related benefits costs in connection with the termination of approximately 15 positions, as well as revisions to lease loss estimates related to prior reorganizations.

Other Income, Net.  Other income, net increased 3% to $3.0 million in 2005 from $2.9 million in 2004. The increase is primarily attributable to an increase in the average cash and investment balances available for investment in 2005 as compared to 2004 and an increase in average interest rates in the second half of 2005.

Gains on Sales of Available-for-Sale Securities.  In 2004, we sold a total of approximately 47,000 shares of Greenfield Online, Inc. and received net proceeds of approximately $701,000. Upon consummation of Greenfield’s initial public offering, we also received a conversion payment of approximately $463,000. Accordingly, in the year ended December 31, 2004, we recognized a gain of approximately $1.1 million related to these sales. In 2005, we sold the remaining total of approximately 89,000 shares of Greenfield Online, Inc., received net proceeds of approximately $1.7 million, and recognized a gain of approximately $1.5 million related to the sale.

Gains from Non-Marketable Investments, Net of Impairments.  Gains on non-marketable investments resulted from distributions from our investments and totaled $370,000 during 2005 compared to $281,000 during 2004. Impairments of non-marketable investments resulted in net charges of $164,000 during 2005.

Provision for Income Taxes.  During 2005, we recorded an income tax provision of approximately $7.2 million reflecting an effective tax rate of 37.1%. During 2004, we recorded an income tax provision of approximately $2.9 million reflecting an effective tax rate of 33.5%. The increase in our effective tax rate for fiscal year 2005 resulted primarily from an increase in non-deductible expenses as well as an increase in deferred tax benefit due to foreign currency translation gains in 2005 related to the deferred tax liability of our German holding companies, compared to currency translation losses in 2004.

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 63% of our revenues during 2006, are annually renewable and are generally payable in advance. We generated cash from operating activities of $45.8 million during 2006 and $23.9 million during 2005. The increase in cash from operating activities primarily resulted from non-cash adjustments to our net income for stock-based compensation expense and to cash received from the payment of accounts receivable.

We used $86.4 million of cash in investing activities during 2006 and we generated $2.3 million of cash from investing activities during 2005. The increase in cash used in investing activities is primarily attributable to an increase in net purchases of available-for-sale securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of December 31, 2006, we had contributed approximately $19.4 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

In December 2003, we committed to invest an additional $2.0 million over an expected period of 2 years in an annex fund of one of the two private equity investment funds. As of December 31, 2006, we had contributed $2.0 million to the annex fund.

We generated $30.5 million in cash from financing activities during 2006 and used $14.5 million during 2005. The increase in cash from financing activities is primarily attributable to proceeds from the exercise of employee stock options.

In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. During 2006, we repurchased 472,000 shares of common stock at an aggregate cost of approximately $12.3 million. As of December 31, 2006, we had cumulatively repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.

As of December 31, 2006, we had cash and cash equivalents of $39.2 million and available-for-sale securities of $168.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. For each of the interim periods of 2005 and 2006, and with respect to 2006, we believed and believe that our current cash balance, available-for-sale securities, and cash flows from operations were sufficient to and will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2006, we had future contractual obligations as follows for operating leases:

Contractual	Future Payments by Year
Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Operating leases	$33,281	$9,109	$6,928	$6,858	$6,712	$3,526	$148

•	The above table does not include future minimum rentals to be received under subleases of $330,000. The above table also does not include the remaining $638,000 of capital commitments to the private equity funds described above due to the uncertainty and timing of capital calls made by such funds to pay these capital commitments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of the materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such prior year misstatements existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)’’ (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Our policy is to present taxes on a net basis and as a result the adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. We adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore we will begin to apply the standard in our fiscal year commencing January 1, 2008. We are in the process of evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS No. 159 will have on our consolidated financial statements.

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

Principal amounts by expected maturity in US dollars (dollars in thousands):

	Fair Value at	Year Ending	Year Ending	Year Ending	Year Ending
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2006	2007	2008	2009

Cash equivalents	$15,035	$15,035	$—	$—	$—
Weighted average interest rate	4.83%	4.83%	—	—	—
Investments	$168,616	—	$141,895	$17,054	$9,667
Weighted average interest rate	3.64%	—	3.64%	3.61%	3.58%
Total portfolio	$183,651	$15,035	$141,895	$17,054	$9,667
Weighted average interest rate	3.73%	4.83%	3.64%	3.61%	3.58%

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2006, the total assets excluding goodwill and intangible assets, related to non-U.S. dollar denominated currencies were approximately $31.9 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2006 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Forrester Research, Inc.:

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment”, effective January 1, 2006.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the two years ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 2, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/  BDO Seidman, LLP

Boston, Massachusetts
November 2, 2007

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(As Restated)
	(In thousands)

CURRENT ASSETS:
Cash and cash equivalents	$48,538	$39,157
Available-for-sale securities (Note 6)	83,730	168,676
Accounts receivable, net of allowance for doubtful accounts of $799 and $717 in 2005 and 2006, respectively (Note 15)	52,177	59,727
Deferred income tax assets (Note 8)	13,644	13,592
Deferred commissions	8,940	10,117
Prepaid expenses and other current assets	5,126	7,610

Total current assets	212,155	298,879

LONG-TERM ASSETS:
Property and equipment, net (Note 15)	5,771	5,611
Goodwill, net (Note 4)	52,639	53,171
Deferred income taxes, net (Note 8)	20,332	11,335
Intangible assets, net (Note 4)	3,530	1,517
Non-marketable investments (Note 7)	13,258	13,015
Other assets	657	615

Total long-term assets	96,187	85,264

Total assets	$308,342	$384,143

CURRENT LIABILITIES:
Accounts payable	$1,716	$2,878
Accrued expenses (Note 15)	24,771	29,852
Deferred revenue	86,663	99,875

Total current liabilities	113,150	132,605

Deferred income tax liability (Note 8)	5,845	6,633
COMMITMENTS (NOTES 9 and 12)
STOCKHOLDERS’ EQUITY (NOTE 10):
Preferred stock, $.01 par value
Authorized — 500 shares
Issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 25,391 and 27,884 shares in 2005 and 2006, respectively
Outstanding — 21,023 and 23,045 shares in 2005 and 2006, respectively	254	279
Additional paid-in capital	220,217	270,306
Retained earnings	45,010	62,766
Treasury stock — 4,368 and 4,839 shares in 2005 and 2006, respectively, at cost	(73,530)	(85,834)
Accumulated other comprehensive loss	(2,604)	(2,612)

Total stockholders’ equity	189,347	244,905

Total liabilities and stockholders’ equity	$308,342	$384,143

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)
	(As Restated)	(As Restated)

REVENUES:
Research services	$93,750	$96,699	$114,876
Advisory services and other	43,874	54,700	66,597

Total revenues	137,624	151,399	181,473

OPERATING EXPENSES:
Cost of services and fulfillment	52,456	60,461	73,268
Selling and marketing	46,078	51,050	59,626
General and administrative	16,224	18,039	22,859
Depreciation	3,691	3,539	3,618
Amortization of intangible assets (Note 4)	6,461	3,527	2,060
Reorganization costs (Note 5)	8,396	—	—

Total operating expenses	133,306	136,616	161,431

Income from continuing operations	4,318	14,783	20,042
Other income, net	2,867	3,027	5,704
Gains on sales of available-for-sale securities (Note 6)	1,072	1,489	—
Gains from non-marketable investments, net of impairments (Note 7)	281	206	348

Income from continuing operations before income tax provision	8,538	19,505	26,094
Income tax provision (Note 8)	2,860	7,243	10,037

Income from continuing operations	5,678	12,262	16,057
(Loss) income from discontinued operations, net of taxes (Note 3)	(815)	(318)	300
Gain on sale of discontinued operations, net of taxes (Note 3)	—	—	1,399

Net income	$4,863	$11,944	$17,756

Basic income per common share from continuing operations	$0.25	$0.58	$0.72
Basic (loss) income per common share from discontinued operations	$(0.03)	$(0.02)	$0.08

Basic income per common share	$0.22	$0.56	$0.80

Diluted income per common share from continuing operations	$0.25	$0.56	$0.70
Diluted (loss) income per common share from discontinued operations	$(0.04)	$(0.01)	$0.07

Diluted income per common share	$0.21	$0.55	$0.77

Basic weighted average common shares outstanding	22,024	21,413	22,195

Diluted weighted average common shares outstanding	22,464	21,876	22,973

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity	Income
					(In thousands)

Balance, December 31, 2003, as reported	24,355	$243	$172,523	$66,945	1,894	$(30,300)	$(1,089)	$208,322
Cumulative Effect of restatements	—	—	26,744	(38,742)	—	—	—	(11,998)

Balance at December 31, 2003, as restated	24,355	243	199,267	28,203	1,894	(30,300)	(1,089)	196,324
Issuance of common stock under stock option plans, including tax benefit	291	3	3,885	—	—	—	—	3,888
Issuance of common stock under employee stock purchase plan, including tax benefit	83	1	1,296	—	—	—	—	1,297
Stock-based compensation expense			613					613
Purchase of common stock	—	—	—	—	1,032	(17,756)	—	(17,756)
Structured stock repurchases, net	—	—	2,054	—	119	(2,000)	—	54
Net income	—	—	—	4,863	—	—	—	4,863	$4,863
Unrealized gain on available-for-sale securities, net of tax provision	—	—	—	—	—	—	235	235	235
Cumulative translation adjustment	—	—	—	—	—	—	(878)	(878)	(878)

Total comprehensive income, as restated									$4,220

Balance, December 31, 2004, as restated	24,729	247	207,115	33,066	3,045	(50,056)	(1,732)	188,640
Issuance of common stock under stock option plans, including tax benefit	579	6	9,785	—	—	—	—	9,791
Issuance of common stock under employee stock purchase plan, including tax benefit	83	1	1,315	—	—	—	—	1,316
Stock-based compensation expense	—	—	2,002	—	—	—	—	2,002
Purchase of common stock	—	—	—	—	1,323	(23,474)	—	(23,474)
Net income	—	—	—	11,944	—	—	—	11,944	$11,944
Unrealized loss on available-for-sale securities, net of tax provision	—	—	—	—	—	—	(1,578)	(1,578)	(1,578)
Cumulative translation adjustment	—	—	—	—	—	—	706	706	706

Total comprehensive income, as restated									$11,072

Balance, December 31, 2005, as restated	25,391	254	220,217	45,010	4,368	(73,530)	(2,604)	189,347
Issuance of common stock under stock option plans, including tax benefit	2,409	24	41,318	—	—	—	—	41,342
Issuance of common stock under employee stock purchase plan, including tax benefit	84	1	1,561	—	—	—	—	1,562
Stock-based compensation expense	—	—	7,210	—	—	—	—	7,210
Purchase of common stock	—	—	—	—	471	(12,304)	—	(12,304)
Net income	—	—	—	17,756	—	—	—	17,756	$17,756
Unrealized gain on available-for-sale securities, net of tax provision	—	—	—	—	—	—	271	271	271
Cumulative translation adjustment	—	—	—	—	—	—	(279)	(279)	(279)

Total comprehensive income									$17,748

Balance, December 31, 2006	27,884	$279	$270,306	$62,766	4,839	$(85,834)	$(2,612)	$244,905

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
	As Restated	As Restated
	(In thousands)

Cash flows from operating activities:
Net income	$4,863	$11,944	$17,756
Loss (Income) from discontinued operations, net	815	318	(300)
Gain on disposal of discontinued operations, net	—	—	(1,399)

Income from continuing operations	5,678	12,262	16,057
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	3,691	3,539	3,551
Amortization of intangible assets	6,461	3,527	2,060
Gains from non-marketable investments, net of impairments	(281)	(206)	(348)
Realized gains on sales of available-for-sale securities	(1,072)	(1,489)	—
Tax (deficit) benefit from exercises of employee stock options	(139)	2,243	75
Deferred income taxes	600	4,973	9,636
Non-cash stock-based compensation expense	613	2,002	7,210
Non-cash reorganization costs	1,558	—	—
Increase in provision for doubtful accounts	309	100	358
Loss on disposal of fixed assets	—	—	67
Amortization of premium on available-for-sale securities	924	1,080	852
Changes in assets and liabilities —
Accounts receivable	2,131	(14,307)	(7,765)
Deferred commissions	(788)	(2,084)	(1,267)
Prepaid expenses and other current assets	995	(545)	(1,906)
Accounts payable	1,152	(2,063)	1,171
Accrued expenses	(5,116)	(2,022)	2,935
Deferred revenue	937	16,508	12,751

Net cash provided by continuing operations	17,653	23,518	45,437

Net cash provided by discontinued operations	353	414	325

Net cash provided by operating activities	18,006	23,932	45,762

Cash flows from investing activities:
Purchases of property and equipment	(3,664)	(3,012)	(3,334)
Purchases of non-marketable investments	(3,613)	(700)	(300)
Proceeds from non-marketable investments	—	741	555
Proceeds from sale of discontinued operations	—	—	1,642
Decrease in other assets	1,081	995	391
Purchases of available-for-sale securities	(161,344)	(260,362)	(565,495)
Proceeds from sales and maturities of available-for-sale securities	176,509	264,626	480,166

Net cash provided by (used in) investing activities	8,969	2,288	(86,375)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	5,279	8,963	42,526
Tax benefits related to stock options	—	—	308
Repurchase of common stock	(17,756)	(23,474)	(12,304)
Structured stock repurchases, net	54	—	—

Net cash (used in) provided by financing activities	(12,423)	(14,511)	30,530

Effect of exchange rate changes on cash and cash equivalents	391	(499)	702

Net increase (decrease) in cash and cash equivalents	14,943	11,210	(9,381)
Cash and cash equivalents, beginning of year	22,385	37,328	48,538

Cash and cash equivalents, end of year	$37,328	$48,538	$39,157

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,265	$288	$2,186

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1)	Operations and Significant Accounting Policies

Business

Forrester Research, Inc. (“Forrester” or “the Company”) conducts independent technology research and provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to specific roles, including principally senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with Forrester to align their technology investments with their business goals.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets, and taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Forrester accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Forrester continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.

Concentrations of Credit Risk

Forrester has no significant off-balance sheet or concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, available-for-sale securities, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 2% of revenues or accounts receivable in any of the periods presented.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency

The functional currencies of Forrester’s wholly-owned subsidiaries, with the exception of the German holding companies where the functional currency is the U.S. dollar, are their respective local currencies. The financial statements of the subsidiaries other than the German holding companies are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in other income in the consolidated statements of income and were not significant during the periods presented. For the German holding companies, the foreign translation and transaction gains and losses are recognized in the related current period income statement. For 2005 and 2006, the only material translation gains and losses, respectively, arising from the German holding companies were related to deferred tax liabilities and therefore are recorded as components of income tax expense and represented $873,000 and $671,000, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006

Unrealized loss on available-for-sale securities, net of taxes	$(379)	$(108)
Cumulative translation adjustment	(2,225)	(2,504)

Total accumulated other comprehensive loss	$(2,604)	$(2,612)

During the year ended December 31, 2005, the unrealized loss activity includes a reclassification adjustment of approximately $1.1 million, which relates to a portion of the realized gain recorded from the sale of 89,000 shares of Greenfield Online, Inc. in 2005.

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services, hosting events and conducting teleconferences. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues. Event revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period.

While historical business practice had been to offer contracts with a non-cancelable term, effective April 1, 2005, Forrester began offering clients a money-back guarantee, which gives clients the right to cancel their membership contracts prior to the end of the contract term. For contracts that are terminated during the contract term, refunds would be issued for unused products or services. Furthermore, revenue recognition determines the timing of commission expenses that are deferred and recorded as expense as the related revenue is recognized. The recoverability of deferred commissions is evaluated at each balance sheet date.

Stock-Based Compensation

Effective January 1, 2006, Forrester adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation. See Note 2 and Note 11 for further discussion of Forrester’s historical accounting under APB No. 25.

Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as disclosed in previous filings. Periods prior to January 1, 2006 will not include compensation costs calculated under the fair value method. Under the provisions of SFAS No. 123R, Forrester recorded approximately $7.2 million of stock-based compensation in the accompanying consolidated statement of income for the year ended December 31, 2006, included in the following expense categories (in thousands):

Year Ended
December 31,
2006

Cost of services and fulfillment	$3,185
Selling and marketing	1,885
General and administrative	2,140

Total	$7,210

The Company elected to adopt the alternative transition method for calculating the tax effects of employee stock-based compensation awards outstanding upon the adoption of SFAS No. 123R, as provided under the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Related to Accounting for Tax Effects of Share-Based Payment Award. The alternative transition method provides simplified methods to calculate the tax effects of such outstanding stock-based compensation awards on the beginning balance of the additional paid-in capital pool (“APIC pool”) and to determine the subsequent effect of such tax effects on the APIC pool and the statements of cash flows.

The assumptions underlying this computation and additional information with respect to periods prior to January 1, 2006 are included in Note 11 to these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Forrester accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is comprised of a current and a deferred provision. The current provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected enacted tax rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Basic and diluted weighted average common shares are as follows:

	2004	2005	2006
	(In thousands)

Basic weighted average common shares outstanding	22,024	21,413	22,195
Weighted average common equivalent shares	440	463	778

Diluted weighted average common shares outstanding	22,464	21,876	22,973

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2004, 2005 and 2006, options to purchase approximately 2,796,000, 2,417,000, and 1,095,000 shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of the materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such prior year misstatements existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on Forrester’s financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Forrester’s policy is to present taxes on a net basis and as a result the adoption of EITF 06-03 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. Forrester adopted FIN 48 in the first quarter of 2007 and the adoption of FIN 48 did not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore Forrester will begin to apply the standard in the fiscal year commencing January 1, 2008. Forrester is in the process of evaluating the impact, if any, that SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Forrester has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Restatement of Consolidated Financial Statements and Stock Option Investigation

In this Annual Report on Form 10-K, the Company is restating its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Income, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended December 31, 2005 and 2004. The Company’s unaudited quarterly financial information for interim periods of 2006 and 2005 is also restated. This restatement covers three separate matters: (1) the results of the voluntary inquiry into the Company’s historical stock option granting practices; (2) failure to properly account for the difference in the book and tax basis of goodwill related to a German acquisition in 2000, a significant portion of which was written down to net realizable value for tax purposes in 2002; and (3) failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123R during 2006 interim periods. See Note 11 for further discussion of the impact of the change in estimate and its related impact on the interim quarterly financial statements.

Background of the Restatement

On December 19, 2006, the Company announced that the Audit Committee of the Board of Directors had initiated a voluntary inquiry into the Company’s stock option granting practices and related accounting. Independent counsel and outside forensic accounting experts, at the Audit Committee’s direction, conducted an extensive review of the Company’s historical stock option granting practices and related accounting.

The scope of the investigation included a review of the conduct of the Company’s current and former officers, directors and other employees in granting stock options as noted above, and a forensic review of (i) all Company-wide grants (those made to all employees or to a broad group of key employees, referred to as “Company-wide grants”) from 1997 — 2006, covering 13.34 million shares of common stock (ii) a sample of “ad hoc” grants (stock options granted in connection with promotions or new hires or in special circumstances awarded between 1997 and September 30, 2006, referred to as “ad hoc grants”), with a particular focus on periods where fluctuations in the Company’s stock price presented increased incentive and opportunity to choose retrospective grant dates with favorable pricing, such sample covering a majority of the 5.36 million shares subject to ad hoc grants, and (iii) all stock options granted to directors of the Company between 1997 and 2006, covering 460,500 shares of common stock. The conduct phase of the investigation included interviews of current and former officers and employees, and two current independent directors. In addition, the independent investigators reviewed a substantial volume of electronic and hard copy documents, including documents identified by computer-driven searches of electronic data that identified potentially responsive e-mails and other documents.

Based upon evidence reviewed in the course of the independent investigation, the Audit Committee and Company management concluded that the actual “measurement date”, as that term is defined in APB No. 25, was different from the measurement date originally recorded by the Company (original measurement date) for certain option grants to purchase Company common stock which were awarded both to officers and other employees. From 1997 — 2006, a total of 19.16 million stock options were awarded, of which 17.29 million or 90% were selected for review. The results of the review were such that the actual measurement date was different than the original measurement date for 89% of the stock options reviewed, as further discussed below. As a result of having identified these incorrect measurement dates, management concluded that the Company’s previously issued financial statements should be restated.

Upon the conclusion of the independent investigation into the conduct of certain officers, directors and employees, the Company completed an assessment of the actual measurement dates for all stock options granted between 1997 and 2006 under applicable accounting principles. This assessment included a review of a substantial volume of contemporaneous documentation to determine the actual measurement date for stock options. In certain cases, the documentation supported the original measurement date, and in other cases, the documentation supported an alternative measurement date. However, for many stock option grants, no reliable documentation could be found to support the original or any alternative measurement date. For those cases, the Company determined that the most

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate source of information to determine the actual measurement date is the date of entry of the applicable grant into the Company’s stock option database, since the entry into the database constituted an acknowledgment by the Company of the grantee’s legal entitlement to the stock option grant. Approximately 40 grants representing options to purchase 512,000 shares were identified during the investigation as having been repriced and as a result were accounted for as variable options under APB No. 25.

Based on the results of the Company’s comprehensive assessment, the actual measurement dates, as adjusted, for all of the stock options granted by the Company from 1997-2006 are categorized as follows:

Number of Shares
Measurement Date	(in 000’s)

Original Measurement Date	2,163
Alternative Date	9,054
Database Entry Date	7,939
Total	19,156

Our approach wherever practicable was to determine the actual measurement date for each grant based on available documentary evidence and to apply the default approach of date of entry into the stock option database only in those cases where documentation with respect to the grant was either unavailable or unreliable. As noted above, the available documentation supported the original measurement or an alternative measurement date for a majority of the option shares, consisting principally of certain program option grants and ad hoc grants to executive officers and new hires on and after 2003. The available evidence relied upon to support the original or alternative measurement date for the program grants consisted of minutes and/or unanimous written consents of the board of directors or compensation committee of the board where available, and e-mails to the stock option administrator containing detailed listings of individuals and the related grants where available. For the ad hoc grants, in the case of executive officers, the documentary evidence consisted of minutes of meetings or unanimous written consents of the compensation committee of the board of directors detailing the specific new hire or promotion grant, as well as employment offer letters, recorded start dates in the applicable employee data base, and the filing dates of Form 4 stock transaction reports for section 16 officers. For ad hoc grants to non-officer new hires, the documentary evidence relied upon consisted of the employment offer letters and the recorded start dates in the applicable employee data base. However, for a substantial number of grants, documentation was either unavailable or unreliable, particularly for stock options granted in earlier years. For those grants, we concluded based upon the results of the independent investigation that the most appropriate approach was to default to the date of entry into the stock option data base, as noted above.

The Company considered various alternative approaches to establishing the actual measurement dates for stock options granted during the stated period and believe that the approach used was the most appropriate under the circumstances. The use of a different approach may have resulted in different measurement dates, which could have resulted in substantially higher or lower cumulative stock-based compensation expense. This in turn would have caused net income to be different than amounts reported in the restated consolidated financial statements included in this Annual Report on Form 10-K.

In addition to the restatement adjustments resulting from the Company’s historical stock option granting practices, the Company is restating its consolidated financial statements to recognize a deferred tax liability associated with the book tax difference relating to the write-off of goodwill for tax purposes during 2002. Previously, the Company had not recognized the deferred tax liability for the difference in book and tax basis for goodwill as required under SFAS No. 109.

Summary of the Restatement Adjustments

As a result of the errors identified, the Company restated its historical statements of income from 1998 through 2005 to record $37.4 million of additional non-cash stock-based compensation expense and associated payroll tax

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, net of related income tax effects (“The Stock Option Investigation Restatement Adjustments”), and the Company recognized a deferred tax liability associated with the book tax difference relating to the write-off of goodwill for tax purposes (“the German Deferred Tax Liability Adjustment”) during 2002. For 2005 and 2004, these errors resulted in an after tax benefit to the consolidated statements of income of $596,000 and $731,000, respectively. Additionally, the cumulative effect of the related after-tax expenses for periods prior to 2004 was $38.7 million.

The Company determined that it was more likely than not that it would realize the benefits of the future deductible amounts related to non-cash stock-based compensation expense. As a result, the Company recorded a cumulative tax benefit through 2005 of $16.3 million related to stock-based compensation expense. The cumulative effect of the tax benefit recorded as adjustments to periods prior to 2004 was $15.8 million. Previously, the Company had recorded the deferred tax asset from the net operating losses generated from the exercise of stock options as a benefit to additional paid-in capital within stockholders’ equity. As a result of the restatement, a portion of the benefit previously recorded as a benefit to additional paid-in capital was reclassified to income tax benefit.

Under section 162(m) of the Internal Revenue Code, stock options that are in-the-money at the time of grant do not qualify as performance-based compensation and therefore the Company is not entitled to a deduction for the compensation expense related to the exercise of those options held by officers who are covered by IRC section 162(m). The Company previously recognized deferred tax assets as a benefit to additional paid-in capital related to covered officers whose grants were in-the-money totaling approximately $5.4 million for the years 1999 through 2002. Those benefits have been reversed through a reduction of the Company’s deferred tax asset and a reduction of additional paid-in capital and are included in the cumulative effect of restatement recorded as of December 31, 2003.

The Company reviewed the tax effects associated with stock options for which the original measurement date was corrected (“Adjusted Options”). Many of the Adjusted Options were originally intended to be incentive stock options (“ISOs”) under U.S. income tax regulations. However, by definition, ISOs may not be granted with an exercise price less than the fair market value of the underlying stock on the date of grant. Due to the impact of the measurement date changes on the qualified status of affected ISOs, they may no longer qualify as ISOs under the regulations. Therefore, the affected ISOs were accounted for as if they were non-qualified stock options for income tax accounting purposes. The Company recorded a liability for the unpaid income and employment taxes due plus potential penalties and interest based upon the change in status of the affected options in the amount of $5.8 million for the periods 1998 through 2006. The Company recorded reversals of this accrual in the amount of $5.3 million through 2006 due to the expiration of the payroll tax statute of limitations for years 2003 and prior. These adjustments resulted in a net charge to expense of approximately $202,000 over the restatement period. The net expense recorded during 2006 was approximately $326,000. The Company has informed the Internal Revenue Service of its intention to voluntarily disclose delinquent reporting and withholding for the 2004 — 2006 period arising from the granting of discounted stock options to employees.

Previously, the Company had not properly accounted for the differences in book and tax basis for the goodwill related to an acquisition in Germany in 2000, a significant portion of which was written down to net realizable value for tax purposes in 2002. The Company has recorded adjustments to its income tax provision in a cumulative amount for the periods 2000 to 2005 of $5.8 million. For periods prior to 2004, the Company recorded a cumulative increase to its income tax provision of $6.2 million. The deferred tax liability is primarily the result of a write-down of goodwill recognized for tax purposes in 2002 that was not required to be recognized for book purposes under SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”).

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the restatement adjustments by year:

					‘‘The German
					Deferred Tax
		‘‘The Stock Option Investigation			Liability
		Restatement Adjustments”			Adjustment”
		Non-Cash
		Stock		Income Tax		Total
	Net Income	Based	Payroll and Other	Benefit	Tax Benefit	Restatement	Net	Diluted EPS
	(As Previously	Compensation	(Expense) Benefit,	Related to Stock	(Expense) Related	(Expense)	Income (Loss)	(As Previously		Diluted (As
Year Ended:	Reported)	Adjustments	Net	Based Compensation	to German Goodwill	Benefit	(As Restated)	Reported)	Adjustment	Restated)

December 31, 1998	$7,547	$(6,905)	$(30)	$2,588	$—	$(4,347)	$3,200	$0.40	$(0.23)	$0.17
December 31, 1999	10,981	(10,757)	(254)	3,991	—	(7,020)	3,961	0.55	(0.35)	0.20
December 31, 2000	21,614	(18,910)	(3,226)	5,981	(247)	(16,402)	5,212	0.88	(0.67)	0.21
December 31, 2001	18,117	(6,031)	(1,602)	1,616	(83)	(6,100)	12,017	0.76	(0.26)	0.50
December 31, 2002	589	(3,305)	122	1,126	(4,584)	(6,641)	(6,052)	0.02	(0.28)	(0.26)
December 31, 2003	2,191	(681)	3,202	516	(1,269)	1,768	3,959	0.10	0.07	0.17

Cumulative effect at December 31, 2003		(46,589)	(1,788)	15,818	(6,183)	(38,742)
December 31, 2004	4,132	(613)	1,552	223	(431)	731	4,863	0.18	0.03	0.21
December 31, 2005	11,348	(446)	34	239	769	596	11,944	0.52	0.03	0.55

Total		(47,648)	(202)	16,280	(5,845)	(37,415)

The vesting and/or exercise of certain stock options that were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) may be subject to Internal Revenue Code section 409A. In February 2007, the Company filed a notice of participation in the voluntary program described in Internal Revenue Service (IRS) Announcement 2007-18, the Compliance Resolution Program for Employees other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. The Company also participated in the similar program prescribed by the California Franchise Tax Board. Under these programs, employers pay the requisite additional tax and associated interest and penalties on behalf of employees (and former employees) who exercised discounted stock options in 2006. During 2007, Forrester paid a total of $362,000 to the Internal Revenue Service and the California Franchise Tax Board under these programs.

In 2007, the Company has incurred and expects to incur significant fees related to the stock option investigation and the restatement of the Company’s historical financial statements. While the Company cannot quantify or estimate the amount or timing of all these fees throughout 2007 and into the future, the Company expects that these fees will primarily consist of legal fees, forensic accounting, tax advisory, and other professional services fees associated with the independent investigation, the restatement, and the SEC’s inquiry into the Company’s stock option granting practices. During 2006, the total amount of professional services fees incurred in connection with the independent investigation were not material.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of the restatement adjustments on the Company’s pro- forma earnings and pro forma earnings per share if the Company had recorded compensation costs based on the revised measurement dates, under the fair value accounting method defined by SFAS No. 123 for 2005 and 2004 (in thousands, except per share amounts).

			Years Ended
		2004	December 31,		2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net Income	$4,132	731	$4,863	$11,348	596	$11,944
Add: APB No. 25 Compensation expense, net of taxes	—	408	408	979	280	1,259
Deduct: SFAS No. 123 historical compensation expense, net of taxes	(4,763)	(302)	(5,065)	(4,514)	124	(4,390)

Pro forma Net (Loss) Income	$(631)	837	$206	$7,813	1,000	$8,813

Net income per share
Basic	$0.19		$0.22	$0.53		$0.56
Diluted	$0.18		$0.22	$0.52		$0.54
Pro forma net (loss) income per share
Basic	$(0.03)		$0.01	$0.36		$0.41
Diluted	$(0.03)		$0.01	$0.36		$0.40

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Income and Balance Sheet.

Statement of Income Data
For the Years Ended

		December 31, 2004				December 31, 2005
		Stock Option	German Deferred			Stock Option	German Deferred
		Investigation	Tax			Investigation	Tax
		Restatement	Liability			Restatement	Liability
	As Reported	Adjustments	Adjustment	As Restated	As Reported	Adjustments	Adjustment	As Restated

Research services	$93,750	$—	$—	$93,750	$96,699	$—	$—	$96,699
Advisory services and other	43,874	—	—	43,874	54,700	—	—	54,700

Total revenues	137,624	—	—	137,624	151,399	—	—	151,399

Operating expenses:
Cost of services and fulfillment	52,748	(292)	—	52,456	60,262	199	—	60,461
Selling and marketing	46,585	(507)	—	46,078	50,972	78	—	51,050
General and administrative	16,364	(140)	—	16,224	17,904	135	—	18,039
Depreciation	3,691	—	—	3,691	3,539	—	—	3,539
Amortization of intangible assets	6,461	—	—	6,461	3,527	—	—	3,527
Reorganization costs	8,396	—	—	8,396	—	—	—	—

Total operating expenses	134,245	(939)	—	133,306	136,204	412	—	136,616

(Loss) income from continuing operations	3,379	939	—	4,318	15,195	(412)	—	14,783
Other income, net; Realized gains on securities, net	4,220	—	—	4,220	4,722	—	—	4,722

Income before income tax (benefit) provision	7,599	939	—	8,538	19,917	(412)	—	19,505
Income tax (benefit) provision	2,652	(223)	431	2,860	8,251	(239)	(769)	7,243

Income from continuing operations	$4,947	1,162	(431)	$5,678	$11,666	(173)	769	$12,262

(Loss) income from discontinued operations, net of taxes	(815)	—	—	(815)	(318)	—	—	(318)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—	—	—
Net income	$4,132	$1,162	$(431)	$4,863	$11,348	(173)	769	$11,944

Basic income per common share from continuing operations	$0.22	0.05	(0.02)	$0.25	$0.55	(0.01)	0.04	$0.58
Basic loss per common share from discontinued operations	$(0.03)	—	—	$(0.03)	$(0.02)	—	—	$(0.02)

Basic income per common share	$0.19	0.05	(0.02)	$0.22	$0.53	(0.01)	0.04	$0.56

Diluted income per common share from continuing operations	$0.22	0.05	(0.02)	$0.25	$0.53	(0.01)	0.04	$0.56
Diluted loss per common share from discontinued operations	$(0.04)	—	—	$(0.04)	$(0.01)	—	—	$(0.01)

Diluted income per common share	$0.18	0.05	(0.02)	$0.21	$0.52	(0.01)	0.04	$0.55
Basic weighted average common shares outstanding	22,024			22,024	21,413			21,413

Diluted weighted average common shares outstanding	22,442	22		22,464	21,883	(7)		21,876

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Condensed Consolidated Balance Sheets
		As of December 31, 2005
		Stock Option
		Investigation	German Deferred Tax
	As	Restatement	Liability	As
	Reported	Adjustments	Adjustment	Restated

ASSETS
Current assets:
Cash and cash equivalents	$48,538	$—	$—	$48,538
Available for sale securities	83,730	—	—	83,730
Accounts receivable, net	52,177	—	—	52,177
Deferred commissions	8,940	—	—	8,940
Prepaid expenses and other current assets	5,126	—	—	5,126

Total current assets	198,511	—	—	198,511

Long-term assets:
Property and equipment, net	5,771	—	—	5,771
Goodwill	53,034	(395)	—	52,639
Deferred income taxes	36,941	(2,965)	—	33,976
Non-marketable investments	13,258	—	—	13,258
Intangible assets, net	3,530	—	—	3,530
Other assets	657	—	—	657

Total long-term assets	113,191	(3,360)	—	109,831

Total assets	$311,702	$(3,360)	$—	$308,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,716	$—	$—	$1,716
Accrued expenses	24,569	202	—	24,771
Deferred revenue	86,663	—	—	86,663

Total current liabilities	112,948	202	—	113,150
Deferred income tax liability	—	—	5,845	5,845
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	254	—	—	254
Additional paid-in capital	192,209	28,008	—	220,217
Retained earnings	82,425	(31,570)	(5,845)	45,010
Treasury stock, at cost	(73,530)	—	—	(73,530)
Accumulated other comprehensive loss	(2,604)	—	—	(2,604)

Total stockholders’ equity	198,754	(3,562)	(5,845)	189,347

Total liabilities and stockholders’ equity	$311,702	$(3,360)	$—	$308,342

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Discontinued Operations

On September 26, 2006, Forrester completed the sale of its Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder due nine months after the closing date. The sale resulted in a gain on the disposal (net of tax) of $1.4 million. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a strategic fit with its core focus on broad, global business and consumer technology data. The UCP product line had gross revenues for the years 2006, 2005, and 2004 of $1.8 million, $1.8 million, and $854,000, respectively. Net income from the discontinued operations was $300,000 (net of $204,000 of income tax expense) for the year ended December 31, 2006. Net loss from the discontinued operations was $318,000 (net of $219,000 of income tax benefit) and $815,000 (net of $552,000 of income tax benefit)for the years ended December 31, 2005 and 2004, respectively. The financial results of the UCP product line are reported as a single line item of “(Loss) income from discontinued operations” for all periods presented. The gross revenue and net income numbers noted above for UCP for 2006 only include amounts recorded through September 26, 2006 as UCP was disposed of on that date.

Net assets and net liabilities of the UCP product line were $447,000 and $974,000 at September 26, 2006, respectively, and $1.3 million and $1.8 million at December 31, 2005, respectively. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The net assets and net liabilities of the discontinued operations were not separately stated on the December 31, 2005 balance sheet as management determined the amounts to be immaterial. The financial results of the UCP product line have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. The operating results of the UCP product line previously were included in the Americas operating segment.

(4)	Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester has selected November 30th as its date of performing the annual goodwill impairment test. Forrester compared each reporting unit’s carrying value to its estimated fair value as of November 30, 2006 and determined that no impairment of its goodwill had occurred.

Goodwill amounts allocated to our Americas and Europe, Middle East and Africa (EMEA) reporting units based on the relative percentage of agreement value as of the time of acquisition, are summarized as follows:

	Americas	EMEA	Total

Balance December 31, 2004	$28,037	$24,443	$52,480
Other	347	(188)	159

Balance December 31, 2005	28,384	24,255	52,639
Other	—	532	532

Balance December 31, 2006	$28,384	$24,787	$53,171

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Forrester’s intangible assets as of December 31, 2005 and 2006 is as follows:

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$19,960	$16,430	$3,530
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$22,974	$19,444	$3,530

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$20,170	$18,653	$1,517
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$23,184	$21,667	$1,517

Amortization expense related to identifiable intangible assets was approximately $6.5 million, $3.5 million and $2.1 million during the years ended December 31, 2004, 2005 and 2006, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

Amounts
(In thousands)

Year ending December 31, 2007	$1,285
Year ending December 31, 2008	232

Total	$1,517

(5)	Reorganizations

January 28, 2004 Reorganization

On January 28, 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations. As a result, Forrester recorded a reorganization charge of approximately $9.1 million in the year ended December 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had held administrative and research roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements and furniture and fixtures, and other payments for professional services incurred in connection with the reorganization.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the January 28, 2004 reorganization is as follows:

		Non-	2004	Accrued As of
	Total	Cash	Cash	December 31,
	Charge	Charges	Payments	2004
	(In thousands)

Workforce reduction	$2,510	$—	$2,068	$442
Facility consolidation and other related costs	4,693	(303)	778	4,218
Depreciable assets	1,861	1,861	—	—

Total	$9,064	$1,558	$2,846	$4,660

	Accrued As of	2005	Accrued As of
	December 31,	Cash	December 31,
	2004	Payments	2005
	(In thousands)

Workforce reduction	$442	$364	$78
Facility consolidation and other related costs	4,218	1,268	2,950

Total	$4,660	$1,632	$3,028

	Accrued As of	2006	Accrued As of
	December 31,	Cash	December 31,
	2005	Payments	2006
	(In thousands)

Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	2,950	1,889	1,061

Total	$3,028	$1,889	$1,139

The accrued costs at December 31, 2006 related to the January 28, 2004 reorganization are expected to be paid in 2007.

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

The activity related to the July 24, 2002 reorganization for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Accrued As of	2004	Accrued As of
	December 31,	Cash	December 31,
	2003	Payments	2004
	(In thousands)

Facility consolidation and other related costs	$724	$485	$239

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrued As of	2005	Accrued As of
	December 31,	Cash	December 31,
	2004	Payments	2005
	(In thousands)

Facility consolidation and other related costs	$239	$164	$75

	Accrued As of	2006	Accrued As of
	December 31,	Cash	December 31,
	2005	Payments	2006
	(In thousands)

Facility consolidation and other related costs	$75	$51	$24

The costs accrued as of December 31, 2006 relating to the July 24, 2002 reorganization are expected to be paid in 2007.

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

The activity related to the January 10, 2002 reorganization for the years ended December 31, 2004 and 2005 is as follows:

	Accrued As of	2004	2004	Accrued As of
	December 31,	Cash	Subsequent	December 31,
	2003	Payments	Revision	2004
	(In thousands)

Facility consolidation and other related costs	$2,577	$1,471	$(668)	$438

The costs accrued as of December 31, 2004 related to the January 10, 2002 reorganization were paid in 2005 and accordingly there was no accrual remaining at December 31, 2005.

(6)	Available-for-sale securities

Forrester’s available-for-sale securities at December 31, 2005 and 2006 consist of $83.7 million and $168.7 million of investments in debt securities comprised of federal obligations, state and municipal bonds, corporate bonds and approximately $46,000 and $60,000 in equity securities, respectively. All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate market value, amortized cost, unrealized gains and unrealized losses of the investments in federal obligations, state and municipal bonds and corporate bonds, are as follows (in thousands):

	As of December 31, 2005
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Federal agency obligations	$14,299	$14,503	$—	$204
State and municipal bonds	44,896	45,024	2	130
Corporate bonds	24,489	24,779	—	290

	$83,684	$84,306	$2	$624

	As of December 31, 2006
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Federal agency obligations	$3,976	$4,000	$—	$24
State and municipal bonds	147,494	147,565	10	81
Corporate bonds	17,146	17,218	—	72

	$168,616	$168,783	$10	$177

The following table summarizes the maturity periods of the federal obligations, state and municipal bonds and corporate bonds as of December 31, 2006:

	2007	2008	2009	Total

Federal agency obligations	$3,976	$—	$—	$3,976
State and municipal bonds	121,796	16,031	9,667	147,494
Corporate obligations	16,123	1,023	—	17,146

	$141,895	$17,054	$9,667	$168,616

The following table shows the gross unrealized losses and market value of Forrester’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position:

	As of December 31, 2006
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Federal agency obligations	$—	$—	$3,976	$24
State and municipal bonds	21,609	43	7,034	38
Corporate bonds	1,023	2	16,123	70

	$22,632	$45	$27,133	$132

The unrealized losses in all investment types were caused by increasing market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

There were no gross realized gains or losses on sales of the federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2004, 2005 and 2006.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 1, 2004, Forrester owned an approximately 1.1% ownership in a holding company that was a majority shareholder of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. As a result of this investment, Forrester effectively owned approximately a 1.1% ownership in Greenfield. This investment was being accounted for using the cost method and, accordingly, was being valued at cost unless an impairment in its value that is other than temporary occurred or the investment was liquidated. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 136,000 shares of common stock. Upon consummation of the offering, Forrester received a conversion payment of approximately $463,000, and participated in the offering by selling approximately 21,000 shares of common stock for which net proceeds of approximately $256,000 were received. In December 2004, Greenfield completed a secondary offering in which Forrester participated and sold an additional 26,000 shares of common stock, receiving net proceeds of approximately $445,000. Accordingly, in the year ended December 31, 2004, Forrester recognized a gain of approximately $1.1 million related to these sales. As of December 31, 2004, the fair value of the remaining investment was approximately $2.0 million. In March 2005, Forrester sold the remainder of its holdings, approximately 89,000 shares of common stock, received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million related to the sale of these shares.

(7)	Non-Marketable Investments

At December 31, 2005 and 2006, the carrying value of non-marketable investments is as follows (in thousands):

	2005	2006

Private equity funds	$12,759	$12,584
Doculabs, Inc.	176	108
comScore Networks, Inc.	323	323

	$13,258	$13,015

In June 2000, Forrester committed to invest $20.0 million in two technology-related limited partnership equity investment funds with capital contributions required to be funded over an expected period of five years. During the years ended December 31, 2004, 2005 and 2006, Forrester contributed approximately $2.4 million, $863,000 and $625,000, respectively, to these investment funds, resulting in total cumulative contributions of approximately $19.4 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the years ended December 31, 2004, 2005 and 2006, net gains from distributions of $281,000, $370,000 and $575,000, respectively, were included in the consolidated statements of income and there were no impairments recorded. During each of the years ended December 31, 2004, 2005 and 2006, fund management charges of approximately $338,000 were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the years ended December 31, 2004 and 2005, Forrester contributed $1.6 million and $400,000, respectively, to this annex fund. During the years ended December 31, 2004 and 2005 there were no impairments recorded. In 2006, Forrester determined that its investment had been impaired. As a result, Forrester recorded a write-down of approximately $227,000, which is included in the consolidated statement of income for the year ended December 31, 2006 in gains from non-marketable investments, net of impairments. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period.

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

During the years ended December 31, 2004, 2005 and 2006, Forrester recognized revenues of approximately $188,000, $229,000, and $200,000 respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (“Doculabs”), an independent technology research firm and in March 2001, Forrester invested an additional $2.0 million. Forrester currently has an approximately 13.5% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In 2005, Forrester determined that its investment had been impaired. As a result, Forrester recorded write-downs of approximately $164,000, which are included in the consolidated statement of income for the year ended December 31, 2005 in gains from non-marketable investments, net of impairments. As of December 31, 2006, Forrester determined that no further impairment had occurred. In 2006, Forrester received a dividend of $67,000 which was recorded as a reduction of the investment’s carrying value.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting at the time in approximately a 1.2% ownership interest. This investment is being accounted for using the cost method and, accordingly, is valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. As of December 31, 2004, 2005, and 2006, Forrester determined that no further permanent impairment had occurred in addition to what had previously been recorded.

(8)	Income Taxes

Forrester accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities as well as operating loss carryforwards. Forrester measures deferred taxes based on enacted tax rates assumed to be in effect when these differences reverse.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income tax provision for the years ended December 31, 2004, 2005 and 2006 consists of the following (in thousands):

	2004	2005	2006
	(As Restated)	(As Restated)

Domestic	$7,344	$17,720	$23,622
Foreign	1,194	1,785	2,472

Total	$8,538	$19,505	$26,094

The components of the income tax provision (benefit) for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	2004	2005	2006
	(As Restated)	(As Restated)

Current —
Federal	$476	$413	$375
State	161	(7)	855
Foreign	352	364	720

	989	770	1,950

Deferred —
Federal	1,385	5,950	7,180
State	55	1,102	220
Foreign	431	(579)	687

	1,871	6,473	8,087

Income tax provision	$2,860	$7,243	$10,037

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006
	(As Restated)	(As Restated)

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from —
State tax provision, net of federal benefit	1.6	3.5	2.7
Non-deductible expenses	(4.2)	2.5	0.9
Tax-exempt interest income	(5.4)	(2.9)	(5.0)
Stock compensation deduction including APB No. 25 expense	0.4	2.1	3.0
Other, net	1.0	1.0	—
Change in valuation allowance	5.1	(4.1)	1.9

Effective income tax rate	33.5%	37.1%	38.5%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006
	(As Restated)

Non-deductible reserves and accruals	$4,340	$4,245
Stock compensation	2,662	1,441
Other depreciation and amortization	230	1,365
Net operating loss and other carryforwards	45,083	35,620

Gross deferred tax asset	$52,315	$42,671
Less — Valuation allowance	(15,072)	(13,651)

Net deferred tax asset	$37,243	$29,020

German Goodwill Amortization	(5,845)	(6,633)
Deferred commissions	(3,267)	(4,093)

Net deferred tax asset	$28,131	$18,294

Forrester has aggregate net operating loss carryforwards for federal tax purposes of approximately $59.8 million which will expire between the years 2013 and 2023. The Company has additional net operating loss carryforwards of approximately $12.7 million resulting from excess tax deductions from stock options exercised during 2006. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes. The net operating losses relating to the excess tax benefits generated from exercises of stock options prior to 2006 were recorded as a benefit to additional paid-in capital within stockholders’ equity and will expire between the years 2012 and 2023. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes. The Company also has foreign net operating loss carryforwards of approximately $34.1 million, which can be carried forward indefinitely. Approximately $9.2 million of the foreign net operating loss carryforwards were acquired from Giga, the utilization of which is subject to limitation under the tax law of the United Kingdom.

During the year ended December 31, 2006, Forrester’s valuation allowance decreased by approximately $1.42 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester’s future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. As of December 31, 2006, approximately $3.2 million of the valuation allowance for deferred tax assets relate to the acquisition of Giga, the tax benefit of which, if recognized, will be allocated to first reduce goodwill to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and lastly to reduce the income tax expense.

A portion of the deferred tax liabilities are created by goodwill as a result of an acquisition in Germany, These deferred tax liabilities are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. Following the adoption of SFAS No. 142, deferred tax liabilities resulting from the different treatment of goodwill for book and tax purposes cannot offset deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. The deferred tax liability as a result of the goodwill associated with the Forit acquisition as of December 31, 2006 is approximately $6.6 million.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No amount for U.S. income tax has been provided on undistributed earnings of Forrester’s foreign subsidiaries because Forrester considers such earnings to be indefinitely reinvested. The amount of such earnings included in consolidated retained earnings at December 31, 2006 was approximately $9.1 million. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and amounts already included in U.S. income under IRC Section 956, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with the hypothetical calculation.

The calculation of Forrester’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. Forrester recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, “Loss Contingencies”.

(9)	Commitments

As of December 31, 2006, Forrester had future contractual obligations as follows for operating leases (in thousands):

2007	9,109
2008	6,928
2009	6,858
2010	6,712
2011	3,526
Thereafter	148

Total minimum lease payments	$33,281

The above table does not include future minimal rentals to be received under subleases of $330,000. These rentals are due in 2007. The above table also does not include the remaining $638,000 of capital commitments to the private equity funds described in Note 7 due to the uncertainty as to the timing of capital calls made by such funds.

Aggregate rent expenses, net of sublease income, were approximately $7.7 million, $6.7 million and $7.7 million for the years ended December 31, 2004, 2005, and 2006, respectively.

(10)	Stockholders’ Equity

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

Treasury Stock

In October 2001, Forrester announced a program authorizing the repurchase of up to $50 million of Forrester’s common stock. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. In February 2005, Forrester’s Board of Directors authorized an additional $50 million to purchase common stock under the stock repurchase program. As of December 31, 2006, Forrester

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had repurchased approximately 4.8 million shares of common stock at an aggregate cost of $85.8 million, including commissions paid for the acquisition of the common stock.

During the three months ended March 31, 2004, Forrester entered into a structured stock repurchase agreement giving Forrester the right to acquire shares of Forrester’s common stock in exchange for an up-front net payment of $1.5 million. The $1.5 million up-front net payment was recorded in stockholders’ equity as a reduction of additional paid-in capital. Upon expiration of this agreement in May 2004, Forrester received approximately $1.6 million in cash which was recorded as an increase to additional paid-in capital.

During the three months ended December 31, 2003, Forrester entered into a similar agreement in exchange for an up-front net payment of $2.0 million. Upon expiration of the agreement in February 2004, Forrester received 119,000 shares which was recorded as treasury stock.

(11)	Stock Option Plans

In February 1996, Forrester adopted the Forrester Research, Inc. 1996 Equity Incentive Plan, which was amended and restated and approved by the stockholders in September 1996 (the “1996 Plan”). The 1996 Plan provided for the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock must be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over two to four years and expire after 10 years. Options granted under the 1996 Plan immediately vest upon certain events, as described in the 1996 Plan. Upon adoption of the 2006 Equity Incentive Plan described below, the 1996 Plan was terminated.

In May 2006, the Forrester Research, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was approved by the stockholders of the Company. The 2006 Plan provides for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 returned 1996 Plan shares. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest ratably over two to four years and expire after 10 years. Options granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan.

In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”), which provided for the issuance of options to purchase up to 600,000 shares of common stock. The 1996 Directors’ Plan provided that each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, the 1996 Directors’ Plan provided that each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock at time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 1996 Directors Plan immediately vest upon certain events, as described in the 1996 Directors Plan. Upon adoption of the 2006 Directors’ Plan described below, the 1996 Directors’ Plan terminated.

In May 2006, the Forrester Research, Inc. 2006 Stock Option Plan for Directors (the “2006 Directors’ Plan”) was approved by the stockholders of the Company. The 2006 Directors Plan provides for the issuance of options to purchase up to 450,000 shares of common stock. Under the 2006 Directors’ Plan, each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors Plan immediately vest upon certain events, as described in the 2006 Directors Plan.

Stock option activity from December 31, 2003 to December 31, 2006 was as follows (in thousands, except per share data):

			Weighted
			Average
		Exercise	Exercise	Aggregate
	Number	Price Per	Price Per	Intrinsic
	of Shares	Share	Share	Value

Outstanding at December 31, 2003	4,847	$2.75-70.84	$19.39
Granted	1,223	13.83- 18.86	18.00
Exercised	(291)	9.57- 17.71	13.84	1,114
Forfeited	(670)	11.69- 65.00	22.35

Outstanding at December 31, 2004	5,109	2.75- 70.84	18.98	—
Granted	1,146	14.04- 21.01	14.59
Exercised	(579)	2.75- 20.53	13.34	3,631
Forfeited	(440)	11.69- 45.41	19.82

Outstanding at December 31, 2005	5,236	9.57- 70.84	18.57	—
Granted	1,146	18.75- 31.54	24.92
Exercised	(2,409)	9.57- 28.47	17.01	22,283
Forfeited	(653)	13.94- 70.84	20.38

Outstanding at December 31, 2006	3,320	$9.57-$67.97	$21.52	$23,451

Exercisable at December 31, 2006	1,310	$9.57-$67.97	$22.52	$9,597

Exercisable at December 31, 2005	2,769	$9.57-$70.84	$20.85

Exercisable at December 31, 2004	2,785	$2.75-$70.84	$20.30

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		Weighted	Weighted	Options	Weighted
	Options	Average	Average	Exercisable	Average
	Outstanding	Exercise	Remaining	At	Exercise
	At December 31,	Price of	Contractual	December 31,	Price of
	2006	Options	Life	2006	Options
Range of Exercise Prices	(in thousands)	Outstanding	(in years)	(in thousands)	Exercisable

$9.57-$13.94	85	$12.69	4.54	79	$12.59
14.04-14.06	416	14.06	8.24	96	14.06
14.12-15.54	337	15.00	6.64	147	14.96
15.67-17.60	340	16.43	6.01	236	16.36
17.67-17.90	39	17.84	8.20	5	17.81
17.91-18.42	402	18.41	7.27	133	18.41
18.47-21.87	302	20.10	6.10	157	19.97
22.19-22.19	498	22.19	9.25	—	—
22.22-26.40	376	25.36	5.13	277	25.15
26.45-67.97	525	36.42	7.59	180	47.05

	3,320	$21.52	7.14	1,310	$22.52

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life of options exercisable as of December 31, 2006 was 5.03 years. As of December 31, 2006, shares available for future grant of awards under the 2006 Plan and the 2006 Directors’ Plan were approximately 4,361,175 and 387,500, respectively.

As described in Note 1, effective January 1, 2006, Forrester adopted the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, Forrester recorded approximately $7.2 million of stock-based compensation expense in the accompanying consolidated statements of income for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R, the Company recorded stock based compensation expense based on the provisions contained in APB No. 25. The cumulative effect of the change in accounting principle from APB No. 25 to SFAS No. 123R was an increase in non-cash stock-based compensation expense of $4.9 million, or $0.22 and $0.21 per basic and diluted income per common share, respectively, which is included in the accompanying consolidated statement of income for the year ended December 1, 2006. Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were $9.18 and $5.12, respectively for the year ended December 31, 2006, using the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2006
	Stock Option	Employee Stock
	Plans	Purchase Plan

Average risk-free interest rate	4.69%	5.27%
Expected dividend yield	None	None
Expected life	6.25 Years	0.5 Years
Expected volatility	35%	26%

The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. With the exception of the options granted on April 3, 2006 referenced below, the expected term assumption is calculated using the simplified method outlined in SEC Staff Accounting Bulletin No. 107.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock (“the April 3, 2006 grant”). These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the interim reporting periods of 2006. These options do not meet the criteria of “plain vanilla” options and therefore the simplified method for calculating the expected term of these options could not be used. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2006 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months. The additional compensation expense associated with this accelerated vesting will be recognized on a prospective basis in accordance with SFAS No. 123R.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on Forrester’s historical experience for grants with varying vesting terms, an estimated forfeiture rate of 5% had been used to determine current period expense. Forrester analyzed various employee groups to determine if the utilization of different forfeiture rates was required to arrive at a more accurate expense number. The Company concluded that the forfeiture experience was not materially different amongst the employee groups and determined that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture rate is higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest.

During the second and third quarters of 2006, Forrester experienced a significant increase in pre-vesting forfeitures, which upon further analysis should have resulted in the Company revising its estimate of the current year forfeiture rate during the interim periods of 2006. In this Annual Report on Form 10-K, the Company is restating its financial statements for the interim periods of 2006 to reflect the revised forfeiture rates, including the correct Black-Scholes values arising from the actual measurement dates determined by the independent investigation discussed in Note 2. The Company revised its expected annual forfeiture rate during the second and third quarters of 2006 to reflect actual experience during the year of 15% and 20%, respectively. The table below summarizes the non-cash stock-based compensation expense for each of the first three quarters of 2006, as reported and as restated:

	Non-Cash Stock-Based Compensation Expense Under SFAS No. 123R
	As Reported	Adjustment	As Restated

Quarter ending:
March 31, 2006	$1,736	67	$1,803
June 30, 2006	1,787	70	1,857
September 30, 2006	2,519	(982)	1,537

Total	$6,042		$5,197

As of December 31, 2006, there remained approximately $12.4 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized as expense over a weighted average period of one year.

The Company elected to adopt the alternative transition method for calculating the tax effects of employee stock-based compensation awards outstanding upon the adoption of SFAS No. 123R, as provided under the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Related to Accounting for Tax Effects of Share-Based Payment Award. The alternative transition method provides simplified methods to calculate the tax effects of such outstanding stock-based compensation awards on the beginning balance of the additional paid-in capital pool (“APIC pool”) and to determine the subsequent effect of such tax effects on the APIC pool and the statements of cash flows.

On March 31, 2005, Forrester issued to its employees options to purchase 940,500 shares of common stock, with vesting contingent upon achievement of certain pro-forma earnings per share (“EPS”) goals for the year ended December 31, 2005. The vesting of these options was over 24 or 36 months, or the options could have been forfeited, depending on the actual pro-forma EPS achieved. Under APB No. 25, these stock options were accounted for as options with variable terms until the achievement of the performance criteria were determinable based upon 2005 financial performance, as the awards contained performance criteria that could have resulted in the forfeiture of all the stock options granted. For the year ended December 31, 2005, Forrester recorded non-cash stock-based compensation expense of $1.6 million related to this option grant. The compensation expense represented the vested portion of the intrinsic value of the options granted and was based on a vesting period of 24 months. As of December 31, 2005, the vesting period of 24 months became fixed and the option terms were no longer variable.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the compensation expense related to the March 31, 2005 grant, Forrester recorded additional stock based compensation expense under APB No. 25 related to the misdated options identified through the independent investigation discussed in Note 2. The total non-cash stock-based compensation expense included in the consolidated statements of income for the year ended December 31, 2005 and 2004 is included in the following expense categories (in thousands):

	Year Ended		Year Ended	Year Ended		Year Ended
	December 31,		December 31,	December 31,		December 31,
	2004	Adjustments	2004	2005	Adjustments	2005
	(As Reported)		(As Restated)	(As Restated)		(As Restated)

Cost of services and fulfillment	$—	279	$279	$853	194	$1,047
Selling and marketing	—	180	180	338	96	434
General and administrative	—	154	154	365	156	521

Total	$—	613	$613	$1,556	446	$2,002

Prior to January 1, 2006, Forrester applied APB No. 25 to account for equity grants and awards to employees. Forrester adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” and has presented such disclosure. The “fair value” of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

	2004	2005

Risk-free interest rate	2.78%	3.93%
Expected dividend yield	—	—
Expected lives	4 years	4 years
Expected volatility	50%	46%
Weighted average fair value	$7.56	$5.94

(12)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $1.2 million, $1.6 million and $2.0 million for the years ended December 31, 2004, 2005, and 2006, respectively.

(13)	Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provides for the issuance of up to 900,000 shares of common stock. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. Shares purchased by employees under the Stock Purchase Plan are as follows:

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2004	42,799	$15.25
December 31, 2004	39,812	$15.25
June 30, 2005	39,474	$15.16
December 31, 2005	43,291	$15.09
June 30, 2006	50,609	$15.62
December 31, 2006	34,239	$26.52

(14)	Operating Segment and Enterprise Wide Reporting

During 2004, Forrester viewed its operations within the following three operating groups (“Operating Groups”): (i) North America, (ii) Europe and, (iii) World Markets which includes Asia, Middle East, Africa, and Latin America. Effective January 1, 2005, Forrester reorganized the operating groups as follows (i) Americas, (ii) EMEA and (iii) Asia Pacific. All of the Operating Groups generated revenues through sales of the same research and advisory and other service offerings. Each of the Operating Groups was composed of sales forces responsible for clients located in such Operating Group’s region and research personnel focused primarily on issues generally more relevant to clients in that region. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct profit, as presented below, is defined as operating income excluding certain selling and marketing expenses, general and administrative expenses, depreciation expense, amortization of intangibles and reorganization charges. The accounting policies used by the reportable segments are the same as those used by Forrester.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments. Segment information for the year ended December 31, 2004 has been restated to conform to the reorganized operating groups.

	Americas	EMEA	Asia Pacific	Consolidated

Year ended December 31, 2004
Revenue	$102,554	$29,477	$5,593	$137,624
Direct Profit	41,730	2,210	2,973	46,913
Corporate expenses				(27,738)
Amortization of intangible assets				(6,461)
Reorganization costs				(8,396)

Income from continuing operations				$4,318

Year ended December 31, 2005
Revenue	$114,970	$30,678	$5,751	$151,399
Direct Profit	43,930	635	2,408	46,973
Corporate expenses				(28,663)
Amortization of intangible assets				(3,527)

Income from continuing operations				$14,783

Year ended December 31, 2006
Revenue	$140,094	$35,912	$5,467	$181,473
Direct Profit	55,305	2,124	1,892	59,321
Corporate expenses				(37,219)
Amortization of intangible assets				(2,060)

Income from continuing operations				$20,042

Net long-lived assets by location as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006

United States	$18,557	$18,251
United Kingdom	462	407
Europe (excluding United Kingdom)	667	547
Other	—	36

	$19,686	$19,241

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2004, 2005, and 2006 are as follows (dollars in thousands):

	2004	2005	2006

United States	$91,970	$105,133	$128,232
United Kingdom	12,466	12,098	13,685
Europe (excluding United Kingdom)	18,947	19,194	21,829
Canada	6,908	7,734	8,872
Other	7,333	7,240	8,855

	$137,624	$151,399	$181,473

United States	67%	69%	71%
United Kingdom	9	8	8
Europe (excluding United Kingdom)	14	13	12
Canada	5	5	5
Other	5	5	4

	100%	100%	100%

(15)	Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2005 and 2006 consist of the following (in thousands):

	2005	2006

Computers and equipment	$7,443	$8,830
Computer software	6,750	7,220
Furniture and fixtures	2,913	3,155
Leasehold improvements	4,684	5,452

Total property and equipment	21,790	24,657
Less accumulated depreciation and amortization	16,019	19,046

Property and equipment, net	$5,771	$5,611

Accrued Expenses:

Accrued expenses as of December 31, 2005 and 2006 consist of the following (in thousands):

	2005	2006

Payroll and related	$10,115	$13,848
Other	14,656	16,004

	$24,771	$29,852

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2004, 2005, and 2006 is as follows (in thousands):

	2004	2005	2006

Balance, beginning of year	$1,409	$1,017	$799
Provision for doubtful accounts	309	100	358
Reversals from acquisitions (Note 4)	(338)	—	—
Write-offs	(363)	(318)	(440)

Balance, end of year	$1,017	$799	$717

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Summary Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2005 and 2006 (in thousands, except per share data):

	Unaudited Consolidated Statement of Income Data
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Amounts in thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	$22,989	$23,483	$24,586	$25,641	$26,775	$27,815	$29,690	$30,596
Advisory services and other	10,225	15,397	14,008	15,070	13,818	20,043	14,384	18,352

Total revenues	33,214	38,880	38,594	40,711	40,593	47,858	44,074	48,948
Cost of services and fulfillment	13,140	16,144	15,303	15,874	17,312	19,919	17,070	18,967
Selling and marketing	11,882	13,045	12,700	13,423	14,475	15,328	14,228	15,595
General and administrative	4,040	4,547	4,920	4,532	5,643	5,672	5,445	6,099
Depreciation	874	882	859	924	884	916	947	871
Amortization of intangible assets	1,123	833	786	785	652	472	474	462

Income from continuing operations	2,155	3,429	4,026	5,173	1,627	5,551	5,910	6,954
Other income, net	750	754	722	801	958	1,326	1,652	1,768
Gains on sales of marketable securities	1,489	—	—	—	—	—	—	—
Gains (loss) from non-marketable investments, net of impairments	179	112	241	(326)	199	8	98	43

Income from continuing operations before income tax provision	4,573	4,295	4,989	5,648	2,784	6,885	7,660	8,765
Income tax provision	1,718	1,778	2,504	1,243	1,446	3,237	2,828	2,526

Income from continuing operations	$2,855	$2,517	$2,485	$4,405	$1,338	$3,648	$4,832	$6,239

(Loss) income from discontinued operations, net of taxes	(65)	(166)	(82)	(5)	114	135	51	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—	1,399	—
Net income	$2,790	$2,351	$2,403	$4,400	$1,452	$3,783	$6,282	$6,239

Basic income per common share from continuing operations	$0.13	$0.12	$0.12	$0.21	$0.07	$0.17	$0.21	$0.27
Basic (loss) income per common share from discontinued operations	$—	$(0.01)	$—	$—	$0.01	$0.01	$0.06	$—

Basic income per common share	$0.13	$0.11	$0.12	$0.21	$0.08	$0.18	$0.27	$0.27

Diluted income per common share from continuing operations	$0.13	$0.12	$0.12	$0.20	$0.06	$0.17	$0.21	$0.26
Diluted (loss) income per common share from discontinued operations	$—	$(0.01)	$—	$—	$0.01	$0.01	$0.06	$—

Diluted income per common share	$0.13	$0.11	$0.12	$0.20	$0.07	$0.18	$0.27	$0.26

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Consolidated Statement of Income Data
	Three Months Ended
		March 31, 2005
		Stock Option
		Investigation
		Restatement			March 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Forfeiture Rate Adjustment	As Restated
	(Amounts in thousands, except per share data)

Research services	$22,989	$—	$22,989	$26,775	$—	$26,775
Advisory services and other	10,225	—	10,225	13,818	—	13,818

Total revenues	33,214	—	33,214	40,593	—	40,593
Cost of services and fulfillment	13,142	(2)	13,140	17,281	31	17,312
Selling and marketing	11,858	24	11,882	14,481	(6)	14,475
General and administrative	4,034	6	4,040	5,600	43	5,643
Depreciation	874	—	874	884	—	884
Amortization of intangible assets	1,123	—	1,123	652	—	652

Income from continuing operations	2,183	(28)	2,155	1,695	(68)	1,627
Other income, net	750	—	750	958	—	958
Gains on sales of marketable securities	1,489	—	1,489	—	—	—
Gains from non-marketable investments, net of impairments	179	—	179	199	—	199

Income from continuing operations before income tax provision	4,601	(28)	4,573	2,852	(68)	2,784
Income tax provision	1,797	(79)	1,718	1,446	—	1,446

Income from continuing operations	$2,804	51	$2,855	$1,406	(68)	$1,338

(Loss) income from discontinued operations, net of taxes	(65)	—	(65)	114	—	114
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—

Net income	$2,739	51	$2,790	$1,520	(68)	$1,452

Basic income per common share from continuing operations	$0.13	—	$0.13	$0.07	—	$0.07
Basic income per common share from discontinued operations	$—	—	$—	$0.01	—	$0.01

Basic income per common share	$0.13	—	$0.13	$0.08	—	$0.08

Diluted income per common share from continuing operations	$0.13	—	$0.13	$0.06	—	$0.06
Diluted income per common share from discontinued operations	$—	—	$—	$0.01	—	$0.01

Diluted income per common share	$0.13	—	$0.13	$0.07	—	$0.07

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Consolidated Statement of Income Data
	Three Months Ended
		June 30, 2005			June 30, 2006
		Stock Option			2006
		Investigation			Forfeiture
		Restatement			Rate
	As Reported	Adjustments	As Restated	As Reported	Adjustment	As Restated
	(Amounts in thousands, except per share data)

Research services	$23,483	$—	$23,483	$27,815	$—	$27,815
Advisory services and other	15,397	—	15,397	20,043	—	20,043

Total revenues	38,880	—	38,880	47,858	—	47,858
Cost of services and fulfillment	16,069	75	16,144	19,966	(47)	19,919
Selling and marketing	13,021	24	13,045	15,359	(31)	15,328
General and administrative	4,484	63	4,547	5,526	146	5,672
Depreciation	882	—	882	916	—	916
Amortization of intangible assets	833	—	833	472	—	472

Income from continuing operations	3,591	(162)	3,429	5,619	(68)	5,551
Other income, net	754	—	754	1,326	—	1,326
Gains on sales of marketable securities	—	—	—	—	—	—
Gains from non-marketable investments, net of impairments	112	—	112	8	—	8

Income from continuing operations before income tax provision	4,457	(162)	4,295	6,953	(68)	6,885
Income tax provision	1,834	(56)	1,778	3,237	—	3,237

Income from continuing operations	$2,623	$(106)	$2,517	$3,716	(68)	$3,648

(Loss) income from discontinued operations, net of taxes	(166)	—	(166)	135	—	135
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—	—

Net income	$2,457	(106)	$2,351	$3,851	(68)	$3,783

Basic income per common share from continuing operations	$0.12	—	$.12	$0.17	—	$0.17
Basic (loss) income per common share from discontinued operations	$(0.01)	—	$(0.01)	$0.01	—	$0.01

Basic income per common share	$0.11	—	$0.11	$0.18	—	$0.18

Diluted income per common share from continuing operations	$0.12	—	$0.12	$0.16	—	$0.17
Diluted (loss) income per common share from discontinued operations	$(0.01)	—	$(0.01)	$0.01	—	$0.01

Diluted income per common share	$0.11	—	$0.11	$0.17	—	$0.18

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Consolidated Statement of Income Data
	Three Months Ended
		September 30, 2005			September 30, 2006
		Stock Option			2006
		Investigation			Forfeiture
		Restatement			Rate
	As Reported	Adjustments	As Restated	As Reported	Adjustment	As Restated
	(Amounts in thousands, except per share data)

Research services	$24,586	$—	$24,586	$29,690	$—	$29,690
Advisory services and other	14,008	—	14,008	14,384	—	14,384

Total revenues	38,594	—	38,594	44,074	—	44,074
Cost of services and fulfillment	15,231	72	15,303	17,444	(374)	17,070
Selling and marketing	12,675	25	12,700	14,509	(281)	14,228
General and administrative	4,843	77	4,920	5,764	(319)	5,445
Depreciation	859	—	859	947	—	947
Amortization of intangible assets	786	—	786	474	—	474

Income from continuing operations	4,200	(174)	4,026	4,936	974	5,910
Other income, net	722	—	722	1,652	—	1,652
Gains on sales of marketable securities	—	—	—	—	—	—
Gains from non-marketable investments, net of impairments	241	—	241	98	—	98

Income from continuing operations before income tax provision	5,163	(174)	4,989	6,686	974	7,660
Income tax provision	2,523	(19)	2,504	2,828	—	2,828

Income from continuing operations	$2,640	(155)	$2,485	$3,858	974	$4,832

(Loss) income from discontinued operations, net of taxes	(82)	—	(82)	51	—	51
Gain on sale of discontinued operations, net of taxes	—	—	—	1,399	—	1,399

Net income	$2,558	(155)	$2,403	$5,308	974	$6,282

Basic income per common share from continuing operations	$0.12	—	$0.12	$0.17	0.04	$0.21
Basic income per common share from discontinued operations	$—	—	$—	$0.06	—	$0.06

Basic income per common share	$0.12	—	$0.12	$0.23	0.04	$0.27

Diluted income per common share from continuing operations	$0.12	—	$0.12	$0.17	0.04	$0.21
Diluted income per common share from discontinued operations	$—	—	$—	0.06	—	0.06

Diluted income per common share	$0.12	—	$0.12	$0.23	0.04	$0.27

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Consolidated Statement of Income Data
	Three Months Ended
		December 31, 2005
		Stock Option	German
		Investigation	Deferred Tax
		Restatement	Liability
	As Reported	Adjustments	Adjustment	As Restated	December 31, 2006
	(Amounts in thousands, except per share data)

Research services	$25,641	$—	$—	$25,641	$30,596
Advisory services and other	15,070	—	—	15,070	18,352

Total revenues	40,711	—	—	40,711	48,948
Cost of services and fulfillment	15,820	54	—	15,874	18,967
Selling and marketing	13,418	5	—	13,423	15,595
General and administrative	4,543	(11)	—	4,532	6,099
Depreciation	924	—	—	924	871
Amortization of intangible assets	785	—	—	785	462

Income from continuing operations	5,221	(48)	—	5,173	6,954
Other income, net	801	—	—	801	1,768
Gains on sales of marketable securities	—	—	—	—	—
Gains (loss) from non-marketable investments, net of impairments	(326)	—	—	(326)	43

Income from continuing operations before income tax provision	5,696	(48)	—	5,648	8,765
Income tax provision	2,097	(85)	(769)	1,243	2,526

Income from continuing operations	$3,599	37	769	$4,405	$6,239

(Loss) income from discontinued operations, net of taxes	(5)	—	—	(5)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—

Net income	$3,594	37	769	$4,400	$6,239

Basic income per common share from continuing operations	$0.17	—	0.04	$0.21	$0.27
Basic income per common share from discontinued operations	$—	—	—	$—	$—

Basic income per common share	$0.17		0.04	$0.21	$0.27

Diluted income per common share from continuing operations	$0.16	—	0.04	$0.20	$0.26
Diluted income per common share from discontinued operations	$—	—	—	$—	$—

Diluted income per common share	$0.16	—	0.04	$0.20	$0.26

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent summary Quarterly (Unaudited) Consolidated Balance Sheets for 2006 and 2005. All dollar amounts are in thousands.

	Condensed Consolidated Balance sheets
	As of
	March 31	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)
	As	As	As
	Restated	Restated	Restated
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$80,070	$84,558	$31,622	$39,157
Available for sale securities	76,348	97,581	159,934	168,676
Accounts receivable, net	33,344	32,187	29,902	59,727
Deferred commissions	8,859	7,784	7,132	10,117
Prepaid expenses and other current assets	7,975	7,679	7,129	7,610

Total current assets	206,596	229,789	235,719	285,287

Long-term assets:
Property and equipment, net	5,233	5,707	5,453	5,611
Goodwill	52,731	52,884	52,928	53,171
Deferred income taxes	34,131	34,224	34,499	24,927
Non-marketable investments	13,535	13,362	13,183	13,015
Intangible assets, net	2,888	2,434	1,965	1,517
Other assets	711	681	520	615

Total long-term assets	109,229	109,292	108,548	98,856

Total assets	$315,825	$339,081	$344,267	$384,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$3,103	$2,003	$2,878
Accrued expenses	25,059	27,235	31,821	29,852
Deferred revenue	87,460	80,344	74,939	99,875

Total current liabilities	113,795	110,682	108,763	132,605
Deferred income tax liability	5,845	5,845	5,845	6,633
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	258	270	275	279
Additional paid-in capital	228,544	251,180	261,232	270,306
Retained earnings	46,463	50,238	56,527	62,766
Treasury stock, at cost	(76,462)	(76,462)	(85,834)	(85,834)
Accumulated other comprehensive loss	(2,618)	(2,672)	(2,541)	(2,612)

Total stockholders’ equity	196,185	222,554	229,659	244,905

Total liabilities and stockholders’ equity	$315,825	$339,081	$344,267	$384,143

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidated Balance Sheets
	As of
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)
	As	As	As	As
	Restated	Restated	Restated	Restated
	(Unaudited)	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$43,890	$55,217	$52,468	$48,538
Available for sale securities	87,808	76,603	82,090	83,730
Accounts receivable, net	28,718	28,056	28,653	52,177
Deferred commissions	6,670	6,661	6,314	8,940
Prepaid expenses and other current assets	6,226	5,816	5,626	5,126

Total current assets	173,312	172,353	175,151	198,511

Long-term assets:
Property and equipment, net	7,102	6,558	6,080	5,771
Goodwill	52,787	52,526	52,520	52,639
Deferred income taxes	40,566	40,360	40,339	33,976
Non-marketable investments	13,309	13,287	13,493	13,258
Intangible assets, net	6,002	5,105	4,320	3,530
Other assets	1,174	973	780	657

Total long-term assets	120,940	118,809	117,532	109,831

Total assets	$294,252	$291,162	$292,683	$308,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,254	$2,455	$1,956	$1,716
Accrued expenses	24,994	26,146	26,615	24,771
Deferred revenue	73,036	69,961	67,671	86,663

Total current liabilities	100,284	98,562	96,242	113,150
Deferred income tax liability	6,614	6,614	6,614	5,845
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	247	249	253	254
Additional paid-in capital	208,658	211,261	217,809	220,217
Retained earnings	35,856	38,207	40,610	45,010
Treasury stock, at cost	(54,845)	(61,243)	(66,314)	(73,530)
Accumulated other comprehensive loss	(2,562)	(2,488)	(2,531)	(2,604)

Total stockholders’ equity	187,354	185,986	189,827	189,347

Total liabilities and stockholders’ equity	$294,252	$291,162	$292,683	$308,342

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement impact on Condensed Consolidated Balance Sheets

The following tables reconcile the Company’s Quarterly (unaudited) balance sheets from the previously reported results to the restated results for the 2006 and 2005 interim periods. All amounts are in thousands.

	Unaudited Condensed Consolidated Balance Sheets
	As of March 31, 2006
			Stock Option
			Investigation	German Deferred Tax
		2006 Forfeiture	Restatement	Liability
	As Reported	Rate Adjustment	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$80,070	$—	$—	$—	$80,070
Available for sale securities	76,348	—	—	—	76,348
Accounts receivable, net	33,344	—	—	—	33,344
Deferred commissions	8,859	—	—	—	8,859
Prepaid expenses and other current assets	7,975	—	—	—	7,975

Total current assets	206,596	—	—	—	206,596

Long-term assets:
Property and equipment, net	5,233	—	—	—	5,233
Goodwill	53,126	—	(395)	—	52,731
Deferred income taxes	37,094	—	(2,963)	—	34,131
Non-marketable investments	13,535	—	—	—	13,535
Intangible assets, net	2,888	—	—	—	2,888
Other assets	711	—	—	—	711

Total long-term assets	112,587	—	(3,358)	—	109,229

Total assets	$319,183	$—	$(3,358)	$—	$315,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$—	$—	$—	$1,276
Accrued expenses	24,857	—	202	—	25,059
Deferred revenue	87,460	—	—	—	87,460

Total current liabilities	113,593	—	202	—	113,795

Deferred income tax liability	—	—	—	5,845	5,845
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	258	—	—	—	258
Additional paid-in capital	200,467	68	28,009	—	228,544
Retained earnings	83,945	(68)	(31,569)	(5,845)	46,463
Treasury stock, at cost	(76,462)	—	—	—	(76,462)
Accumulated other comprehensive loss	(2,618)	—	—	—	(2,618)

Total stockholders’ equity	205,590	—	(3,560)	(5,845)	196,185

Total liabilities and stockholders’ equity	$319,183	$—	$(3,358)	$—	$315,825

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Condensed Consolidated Balance Sheets
	As of June 30, 2006
			Stock Option
			Investigation	German Deferred Tax
		2006 Forfeiture	Restatement	Liability
	As Reported	Rate Adjustment	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$84,558	$—	$—	$—	$84,558
Available for sale securities	97,581	—	—	—	97,581
Accounts receivable, net	32,187	—	—	—	32,187
Deferred commissions	7,784	—	—	—	7,784
Prepaid expenses and other current assets	7,679	—	—	—	7,679

Total current assets	229,789	—	—	—	229,789

Long-term assets:
Property and equipment, net	5,707	—	—	—	5,707
Goodwill	53,279	—	(395)	—	52,884
Deferred income taxes	37,187	—	(2,963)	—	34,224
Non-marketable investments	13,362	—	—	—	13,362
Intangible assets, net	2,434	—	—	—	2,434
Other assets	681	—	—	—	681

Total long-term assets	112,650	—	(3,358)	—	109,292

Total assets	$342,439	$—	$(3,358)	$—	$339,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,103	$—	$—	$—	$3,103
Accrued expenses	27,033	—	202	—	27,235
Deferred revenue	80,344	—	—	—	80,344

Total current liabilities	110,480	—	202	—	110,682

Deferred income tax liability	—	—	—	5,845	5,845
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	270	—	—	—	270
Additional paid-in capital	223,035	136	28,009	—	251,180
Retained earnings	87,788	(136)	(31,569)	(5,845)	50,238
Treasury stock, at cost	(76,462)	—	—	—	(76,462)
Accumulated other comprehensive loss	(2,672)	—	—	—	(2,672)

Total stockholders’ equity	231,959	—	(3,560)	(5,845)	222,554

Total liabilities and stockholders’ equity	$342,439	$—	$(3,358)	$—	$339,081

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Condensed Consolidated Balance Sheets
	As of September 30, 2006
			Stock Option
			Investigation	German Deferred Tax
		2006 Forfeiture	Restatement	Liability
	As Reported	Rate Adjustment	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$31,622	$—	$—	$—	$31,622
Available for sale securities	159,934	—	—	—	159,934
Accounts receivable, net	29,902	—	—	—	29,902
Deferred commissions	7,132	—	—	—	7,132
Prepaid expenses and other current assets	7,129	—	—	—	7,129

Total current assets	235,719	—	—	—	235,719

Long-term assets:
Property and equipment, net	5,453	—	—	—	5,453
Goodwill	53,323	—	(395)	—	52,928
Deferred income taxes	37,462	—	(2,963)	—	34,499
Non-marketable investments	13,183	—	—	—	13,183
Intangible assets, net	1,965	—	—	—	1,965
Other assets	520	—	—	—	520

Total long-term assets	111,906	—	(3,358)	—	108,548

Total assets	$347,625	$—	$(3,358)	$—	$344,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,003	$—	$—	$—	$2,003
Accrued expenses	31,619	—	202	—	31,821
Deferred revenue	74,939	—	—	—	74,939

Total current liabilities	108,561	—	202	—	108,763

Deferred income tax liability	—	—	—	5,845	5,845
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	275	—	—	—	275
Additional paid-in capital	234,061	(838)	28,009	—	261,232
Retained earnings	93,103	838	(31,569)	(5,845)	56,527
Treasury stock, at cost	(85,834)	—	—	—	(85,834)
Accumulated other comprehensive loss	(2,541)	—	—	—	(2,541)

Total stockholders’ equity	239,064	—	(3,560)	(5,845)	229,659

Total liabilities and stockholders’ equity	$347,625	$—	$(3,358)	$—	$344,267

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Condensed Consolidate Balance Sheets
	As of March 31,
	2005
		Stock Option
		Investigation	German Deferred Tax
	As	Restatement	Liability
	Reported	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$43,890	$—	$—	$43,890
Available for sale securities	87,808	—	—	87,808
Accounts receivable, net	28,718	—	—	28,718
Deferred commissions	6,670	—	—	6,670
Prepaid expenses and other current assets	6,226	—	—	6,226

Total current assets	173,312	—	—	173,312

Long-term assets:
Property and equipment, net	7,102	—	—	7,102
Goodwill	53,182	(395)	—	52,787
Deferred income taxes	43,176	(2,610)	—	40,566
Non-marketable investments	13,309	—	—	13,309
Intangible assets, net	6,002	—	—	6,002
Other assets	1,174	—	—	1,174

Total long-term assets	123,945	(3,005)	—	120,940

Total assets	$297,257	$(3,005)	$—	$294,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,254	$—	$—	$2,254
Accrued expenses	24,758	236	—	24,994
Deferred revenue	73,036	—	—	73,036

Total current liabilities	100,048	236	—	100,284

Deferred income tax liability	—	—	6,614	6,614
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	247	—	—	247
Additional paid-in capital	180,553	28,105	—	208,658
Retained earnings	73,816	(31,346)	(6,614)	35,856
Treasury stock, at cost	(54,845)	—	—	(54,845)
Accumulated other comprehensive loss	(2,562)	—	—	(2,562)

Total stockholders’ equity	197,209	(3,241)	(6,614)	187,354

Total liabilities and stockholders’ equity	$297,257	$(3,005)	$—	$294,252

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Condensed Consolidated Balance Sheets
	As of June 30, 2005
		Stock Option
		Investigation	German Deferred Tax
		Restatement	Liability
	As Reported	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$55,217	$—	$—	$55,217
Available for sale securities	76,603	—	—	76,603
Accounts receivable, net	28,056	—	—	28,056
Deferred commissions	6,661	—	—	6,661
Prepaid expenses and other current assets	5,816	—	—	5,816

Total current assets	172,353	—	—	172,353

Long-term assets:
Property and equipment, net	6,558	—	—	6,558
Goodwill	52,921	(395)	—	52,526
Deferred income taxes	43,118	(2,758)	—	40,360
Non-marketable investments	13,287	—	—	13,287
Intangible assets, net	5,105	—	—	5,105
Other assets	973	—	—	973

Total long-term assets	121,962	(3,153)	—	118,809

Total assets	$294,315	$(3,153)	$—	$291,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,455	$—	$—	$2,455
Accrued expenses	25,910	236	—	26,146
Deferred revenue	69,961	—	—	69,961

Total current liabilities	98,326	236	—	98,562

Deferred income tax liability	—	—	6,614	6,614
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	249	—	—	249
Additional paid-in capital	183,198	28,063	—	211,261
Retained earnings	76,273	(31,452)	(6,614)	38,207
Treasury stock, at cost	(61,243)	—	—	(61,243)
Accumulated other comprehensive loss	(2,488)	—	—	(2,488)

Total stockholders’ equity	195,989	(3,389)	(6,614)	185,986

Total liabilities and stockholders’ equity	$294,315	$(3,153)	$—	$291,162

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Condensed Consolidated Balance Sheets
	As of September 30, 2005
		Stock Option
		Investigation	German Deferred Tax
		Restatement	Liability
	As Reported	Adjustments	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$52,468	$—	$—	$52,468
Available for sale securities	82,090	—	—	82,090
Accounts receivable, net	28,653	—	—	28,653
Deferred commissions	6,314	—	—	6,314
Prepaid expenses and other current assets	5,626	—	—	5,626

Total current assets	175,151	—	—	175,151

Long-term assets:
Property and equipment, net	6,080	—	—	6,080
Goodwill	52,915	(395)	—	52,520
Deferred income taxes	43,283	(2,944)	—	40,339
Non-marketable investments	13,493	—	—	13,493
Intangible assets, net	4,320	—	—	4,320
Other assets	780	—	—	780

Total long-term assets	120,871	(3,339)	—	117,532

Total assets	$296,022	$(3,339)	$—	$292,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,956	$—	$—	$1,956
Accrued expenses	26,379	236	—	26,615
Deferred revenue	67,671	—	—	67,671

Total current liabilities	96,006	236	—	96,242

Deferred income tax liability	—	—	6,614	6,614
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	253	—	—	253
Additional paid-in capital	189,777	28,032	—	217,809
Retained earnings	78,831	(31,607)	(6,614)	40,610
Treasury stock, at cost	(66,314)	—	—	(66,314)
Accumulated other comprehensive loss	(2,531)	—	—	(2,531)

Total stockholders’ equity	200,016	(3,575)	(6,614)	189,827

Total liabilities and stockholders’ equity	$296,022	$(3,339)	$—	$292,683

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our evaluation has identified material weaknesses in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting, and because of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is reported within the time periods specified in the SEC’s rules and forms and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Material Weaknesses

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis . Based on this assessment management has determined that two material weaknesses existed as of December 31, 2006: inadequate controls over accounting for stock-based compensation and inadequate controls over income tax accounting for goodwill.

Inadequate controls over accounting for stock-based compensation.  In assessing the findings of the independent investigation into our historical stock option granting practices, the departure of our chief financial officer in December 2006 in connection with the investigation, and the restatement of our consolidated financial statements, management concluded that we did not maintain an effective control environment with respect to accounting for stock-based compensation as of December 31, 2006. Management concluded that we did not have in place adequate processes to ensure timely and accurate approval and recording of the actual measurement dates for stock option grants, as we did not maintain a sufficient complement of finance and human resource personnel with an appropriate level of training, accounting knowledge, and experience commensurate with our financial reporting requirements. Additionally during 2006, Forrester did not have adequate controls and procedures in place to appropriately revise its forfeiture estimates on a timely basis in accordance with the requirements of SFAS No. 123R, specifically with respect to updating its current-year forfeiture rate assumption. Management reported a similar material weakness in 2005 related to the accounting for performance-based stock options. In response to the 2005 weakness, during 2006, additional resources were allocated to account for stock-based compensation expense under SFAS No. 123R. Subsequent to the end of 2006, the Company, at the recommendation of management and the Audit Committee of the Board of Directors, has put in place additional processes and safeguards with respect to the granting and recording of stock options and the timeliness of revisions to its forfeiture estimates. These processes relate to required approvals for stock-based compensation awards, production and maintenance of documentation evidencing stock-based compensation awards and the approval of the awards, and timeliness of record-keeping.

Inadequate controls over income tax accounting for goodwill.  We did not have adequate controls and procedures in place at the end of 2006 to ensure that our relevant income tax accounts would be prepared in accordance with generally accepted accounting principles. As a result, material adjustments were required to be made to prior periods’ deferred tax liabilities and the related income tax provision to accurately reflect the book and tax basis difference of goodwill. To address this weakness, we are supplementing our internal tax and accounting personnel with experienced, external advisors who work directly with internal personnel and advise management as necessary on the complex accounting and tax issues associated with income tax accounting for goodwill.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which appears on page 45 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date of this filing, in response to the material weaknesses described above, the Company has implemented additional processes and safeguards, as noted above, designed to address the identified weaknesses in internal control over financial reporting with respect to accounting for stock options and income tax accounting for goodwill and intangible assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forrester Research, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Forrester Research, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that there were material weaknesses in the Company’s internal controls over accounting for stock-based compensation and accounting for the income tax aspects of goodwill. Specifically, the material weakness related to accounting for stock-based compensation relates to ineffective controls to ensure timely and accurate approval and recording of the proper measurement dates and ineffective controls to ensure timely update of its forfeiture estimates. The material weakness related to the accounting for the income tax aspects of goodwill specifically relates to ineffective controls to ensure the income tax effect of the difference between book and tax basis of goodwill was accounted for properly. As a result of these ineffective controls, the Company incorrectly accounted for certain previously issued stock options and differences between book and tax basis of certain goodwill. Management restated its previously issued financial data for the periods from 1998 to 2006 as it relates to the stock-based compensation and from 2002 to 2006 as it relates to the income tax accounting for goodwill.

The material weaknesses described above were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated November 2, 2007 on those financial statements, which expressed an unqualified opinion.

In our opinion, management’s assessment that Forrester Research, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Forrester Research, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

/s/  BDO Seidman, LLP

Boston, Massachusetts
November 2, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Director Nominees

Our current directors are listed below. Information is presented as of September 30, 2007.

Henk W. Broeders, age 54, became a Director of Forrester in May 1998. Since October 2003, Mr. Broeders has been a member of the Executive Committee of Cap Gemini S.A., a global management consulting firm headquartered in Paris, France operating under the name CapGemini. From 1998 to 2003, Mr. Broeders served as Chairman of the Executive Board of Cap Gemini N.V., a subsidiary of Cap Gemini S.A. located in the Netherlands. Mr. Broeders also is Chairman of the Board of Jaarbeurs (Holding) B.V., a Dutch company in the business of managing a large exhibition and trade fair center.

George F. Colony, age 54, is the founder of Forrester and since 1983, has served as Chairman of the Board and Chief Executive Officer. He also has served as Forrester’s President since 2001, and previously from 1983-2000. Mr. Colony was also Acting Chief Financial Officer from December 19, 2006 through September 23, 2006.

Robert M. Galford, age 54, became a Director of Forrester in November 1996. Mr. Galford has been a Managing Partner of the Center for Executive Development, an executive education provider in Boston since April 2001.

George R. Hornig, age 53, became a Director of Forrester in November 1996. Mr. Hornig is the Managing Director and Chief Operating Officer of Alternative Investments and Asset Management Americas at Credit Suisse, a global financial services firm, and from 1999-2006, he was the Managing Director and Chief Operating Officer of Alternative Investments at Credit Suisse. He is also a director of Unity Mutual Life Insurance Company and U.S. Health Group.

Gretchen Teichgraeber, age 54, became a Director of Forrester in December 2005. Ms. Teichgraeber was most recently the Chief Executive Officer of Scientific American, Inc., publisher of the scientific and technology magazine, Scientific American, since 2000. Prior to joining Scientific American, Ms. Teichgraeber served as General Manager, Publishing, and Vice President, Marketing and Information Services at CMP Media, Inc., a leading provider of technology news and information.

Michael H. Welles, age 52, became a Director of Forrester in November 1996. Mr. Welles is Chief Operating Officer and a founder of S2 Security Corporation, an IP-based facility security systems start-up. Prior to 2003, he served as Vice President and General Manager of the platforms business with NMS Communications, an OEM infrastructure supplier to the telecommunications industry, from 2000-2002.

Executive Officers

The following table sets forth information about our executive officers as of September 30, 2007.

Name	Age	Position

George F. Colony	54	Chairman of the Board, Chief Executive Officer
Michael A. Doyle	51	Chief Financial Officer and Treasurer
Brian E. Kardon	50	Chief Strategy and Marketing Officer
Elizabeth Lemons	51	Chief People Officer
Gail S. Mann, Esq.	56	Chief Legal Officer and Secretary
Julie Meringer	38	Managing Director, Information Technology Client Group
Mark R. Nemec	38	Managing Director, Technology Industry Client Group
George Orlov	50	Chief Information Officer and Chief Technology Officer
Charles Rutstein	35	Chief Operating Officer
Dennis van Lingen	42	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa	) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000. Mr. Colony also served as acting Chief Financial Officer of the Company from December 19, 2006 through September 23, 2006.

Michael A. Doyle began serving as the Company’s Chief Financial Officer and treasurer effective September 24, 2007. Prior to joining the Company, Mr. Doyle was Chief Financial Officer of Easylink Services Corporation, a publicly traded telecommunications messaging provider since 2004. Prior to joining Easylink, Mr. Doyle was the Chief Financial Officer for North America of Dun & Bradstreet Corporation from 2002 to 2004, and from 1997 to 2002, he held various senior financial and marketing positions with Cendant Corporation.

Brian E. Kardon became Forrester’s Chief Strategy and Marketing Officer in January 2003. Prior to joining Forrester, Mr. Kardon was President of First Act, Inc., a children’s musical instrument company. From 1999 to 2001 Mr. Kardon served as the Executive Vice President at HomePortfolio, an online marketplace for home design and from 1995 to 1999, he was Senior Vice President and Chief Marketing Officer of Cahners Business Information (now Reed Business Information). After graduating from The Wharton School in 1987 with his MBA, Mr. Kardon worked at Braxton Associates, the strategy consulting division of Deloitte Consulting, from 1987 to 1995.

Elizabeth Lemons became Forrester’s Chief People Officer in March 2007. Ms. Lemons joined the Company in June 2006 as Vice President, Strategic Growth for the Americas. Previously, she was Director of Human Resources at the Joslin Diabetes Center from 2005 to June 2006 and Vice President and Partner at Executive Destinations Inc., an executive career management firm, from 1997-2005.

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

Julie Meringer became Managing Director of Forrester’s Information Technology Client Group in January 2007. Ms. Meringer joined Forrester in 1991. From 2005 until 2007, Ms. Meringer served as Vice President of Forrester’s consulting group and previously was a Vice President for our CIO Group, one of the Forrester Leadership Boards, from 2002 to 2004. Prior to 2002, Ms. Meringer held various leadership roles in our London office and research organization.

Mark R. Nemec, Ph.D. became Managing Director of Forrester’s Technology Industry Client Group in January 2007. Previously, Mr. Nemec was Vice President, Forrester Leadership Boards in 2006, and prior to that, Vice President, Council Manager. Prior to joining Forrester in 2005, Mr. Nemec was a senior director at the Advisory Board Company, a research consultancy based in Washington, D.C from 2000 to 2005. Previously, Mr. Nemec was on the faculty of Davidson College from 1999 to 2000.

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

Charles Rutstein became Forrester’s Chief Operating Officer effective January 1, 2007. Mr. Rutstein joined Forrester in 1999. In 2006, Mr. Rutstein served as President, Forrester Americas. In 2005, he served as our Vice President, Community and previously was our Vice President of Consulting from 2003 to 2005. Prior to 2003, Mr. Rutstein held various leadership positions in our research organization. Before joining Forrester, Mr. Rutstein served as a principal consultant with Price Waterhouse Management Consulting Services.

Dennis van Lingen became Managing Director of our Marketing and Strategy Client Group in January 2007. Mr. Van Lingen also serves as Forrester’s Chief Europe, Middle East, and Africa (EMEA) Officer. He was formerly President of EMEA from May 2006 to December 2006. Previously, Mr. Van Lingen was the Vice President of

Marketing for the Americas from January 2004 to May 2006. Mr. Van Lingen joined Forrester in 2000 as Director of Marketing for Europe. Before joining Forrester, Mr. Van Lingen worked as a senior manager in the marketing and public relations divisions of Nissan Europe for 10 years.

Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics covers all employees, officers and directors, including our principal executive, financial and accounting officers. A copy of our Code of Business Conduct and Ethics can be found on our web site, www.forrester.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, and that relates to a substantive amendment or material departure from a provision of the Code, by posting such information on our Internet website at www.forrester.com. We also intend to satisfy the disclosure requirements of the Nasdaq Stock Market regarding waivers of the Code of Business Conduct and Ethics by posting such information on our Internet website at www.forrester.com.

Audit Committee

We maintain a separately designated Audit Committee of our Board of Directors that consists of three members: George R. Hornig, Chairman, Henk W. Broeders and Michael H. Welles, each of whom is an independent director within the applicable NASDAQ listing rules and applicable Securities and Exchange Commission rules and regulations.

Our Board of Directors has determined that Mr. Hornig is an “audit committee financial expert” within the meaning of the applicable rules and regulations of the Securities and Exchange Commission.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Strategy

The primary purpose of our executive compensation program is to attract, retain and motivate the key individuals who are most capable of contributing to the success of our Company and building long-term value for our stockholders. Our principal objectives and strategy concerning our executive compensation program are as follows:

•	encourage achievement of certain key values — including client service, quality, and creativity — that we believe are critical to our continued growth;

•	emphasize individual excellence and encourage employees at all levels, as well as executive officers, to take initiative and lead individual projects that enhance our effectiveness;

•	base cash compensation on individual achievement, teamwork, and our short-term performance;

•	align employees’ incentives with our objective of enhancing stockholder value over the longer term through long-term incentives, which historically have been principally in the form of stock options vesting over time and/or subject to performance conditions; and

•	design compensation packages that will attract, retain, and motivate key employees who are critical to the long-term success of our Company.

These objectives and strategy are reviewed each year by the Compensation and Nominating Committee of our Board of Directors, which we refer to as the “Committee”, which oversees our executive compensation program. In furtherance of these objectives, the Committee takes the following actions each year:

•	reviews the performance of Mr. Colony, including his demonstration of leadership and his overall contribution to the financial performance of the Company;

•	reviews Mr. Colony’s assessment of the performance of all other executive officers against their individual and, if applicable, team goals;

•	holds executive sessions (without our management present); and

•	reviews all components of compensation for each executive officer: base salary, annual cash incentive compensation, long-term equity incentive compensation.

Mr. Colony also plays a substantial role in the compensation process for the other executive officers, primarily by setting quarterly goals for the executives, performing performance evaluations against those goals, and providing recommendations to the Committee.

While the Committee has not historically used formal benchmarking data to establish compensation levels, it has relied on general market data and surveys to design compensation packages that it believes are competitive with other similarly situated companies or those with whom we compete for talent. In July 2007, the Committee retained Pearl Meyer & Partners to prepare a competitive analysis of executive compensation and help the Committee evaluate and design executive compensation packages consistent with our compensation objectives and strategy.

Elements of Compensation

Compensation for our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, to whom we refer collectively as the “named executive officers,” consists of the following principal components:

•	base salary;

•	cash incentive compensation;

•	long-term equity incentive compensation, in the form of stock options; and

•	other benefits available generally to all full-time employees.

We do not have an express policy for weighting different elements of compensation or for allocating between long-term and short-term compensation, but we do attempt to maintain compensation packages that are consistent with our overall compensation objectives. As part of its executive compensation review in June 2006, the Committee reviewed survey and market data, including data from Radford and Culpepper compensation surveys, for positions similar to those of our named executive officers, taking into account size, location and type of company, as well as years of experience. Based on this data, the Committee determined that our executive compensation was, on average, weighted too heavily towards base salary as compared to the market data, and the Committee approved compensation increases principally allocated to annual cash incentive compensation targets to increase the variable component of our executive compensation.

In 2006, as illustrated in our Summary Compensation Table below, base salaries for our named executive officers other than Mr. Colony represented an average of approximately 44% of total compensation (including base salary, cash incentive compensation and 2006 stock options expense) for these individuals, while the base salary for Mr. Colony represented 65% of his total compensation. Because of Mr. Colony’s significant ownership of our common stock, the Committee did not grant stock options to him in 2006, resulting in a lower variable compensation percentage than that of the other named executive officers. For 2006, the total annual cash incentive compensation paid to our named executive officers, including Mr. Colony, represented 101% of the executives’ aggregate target annual incentive for 2006, based on Company, operating group, individual and team performance relative to the applicable goals for each executive.

Base Salary.  The Committee determines the base salaries of our named executive officers annually by evaluating the responsibilities of their position, the experience and performance of the individual, and survey and market data. The base salary of a named executive officer is also evaluated together with the other components of his or her compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy, including the aggregate on-target earnings and the allocation between base salary and variable compensation. Additionally, the Committee may adjust base salary more frequently than annually to address retention issues or to reflect promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Our goal is to pay base salaries to our named executive officers that are competitive with the base salaries of companies with which we compete to attract and retain executives, taking into account total on-target earnings and remaining consistent with our overall compensation philosophy. In 2006, salaries for our named executive officers were generally unchanged from the salaries paid to them in 2005, principally as a result of the Committee’s decision to increase the percentage of total annual cash compensation represented by variable incentive compensation. Mr. Rutstein, who was subsequently promoted to be our Chief Operating Officer, received a base salary increase in February 2006 in connection with his promotion to the position of President, Americas Operating Group.

Cash Incentive Compensation.  As noted above, a significant portion of each of our named executive officers’ total annual cash compensation is dependent on our achievement of financial objectives set forth in our 2006 Matrix Bonus Plan. All of our employees, other than temporary employees and employees who were covered by a sales compensation or commission-based plan, were eligible to participate in the 2006 Matrix Bonus Plan, including all of the named executive officers. Payouts under the plan are payable quarterly in arrears. We believe that setting and evaluating performance goals quarterly, rather than annually, allows us to more effectively align our employees’ performance with the changing business needs and financial performance of the Company, thus improving our ability to meet our annual financial goals.

An individual named executive officer’s quarterly bonus payout under the 2006 Matrix Bonus Plan is based on the following three factors, which are discussed in more detail below:

•	the named executive officer’s target award;

•	the Company’s financial performance and, if applicable, operating group performance; and

•	the named executive officer’s individual and, if applicable, team performance.

Effective July 1, 2006, as part of an executive compensation review, the Committee increased the annual cash bonus target for each of Messrs. Hadley, Kardon and Mahoney. As stated above, these increases were primarily made to increase the variable component of our executive compensation, consistent with the survey and market data reviewed by the Committee. Mr. Rutstein’s annual cash bonus target was increased in February 2006 in connection with his promotion to President, Americas Operating Group. After giving effect to these increases, the annual cash bonus targets for our named executive officers ranged from approximately 25% to 50% of each named executive officer’s base salary.

For purposes of the 2006 Matrix Bonus Plan, the financial performance of our Company and each of our three operating groups (Americas, EMEA and Asia Pacific) for 2006 was measured quarterly based on booked sales accounts (referred to as “bookings”) and operating profit goals, and was evaluated as follows:

•	A matrix for each quarter containing bookings on the x axis and operating profit on the y axis was established under the plan. Quarterly minimum bookings and operating profit levels for each operating group and for our Company as a whole were set. Failure of our company and any applicable operating group to meet these minimum levels would result in each executive officer in that operating group being ineligible to receive any quarterly bonus payout. Executive officers in our “corporate group” were not considered part of any particular operating group and were eligible to receive a quarterly bonus payout if our Company met its minimum bookings and operating profit targets, without regard to any particular operating group performance. Each of the named executive officers in 2006 was a member of our corporate group other than Mr. Rutstein, who was a member of our Americas Operating Group and thus had his quarterly bonuses tied to the performance of that operating group, in addition to the Company as a whole.

•	If the Company’s and, solely with respect to Mr. Rutstein, our Americas Operating Group’s, target bookings and operating profit were achieved, the plan allowed for the payment of 100% of a named executive officer’s target award for the applicable quarter, subject to adjustment upward or downward for individual performance and, if applicable, team performance, as described in more detail below. If the bookings and operating profit were above the minimum thresholds but below the target, the bonus payout would be between 10% and 100% of the target award, subject to adjustment upward or downward for individual and/or team performance. The Committee believed that the minimum and target bookings and operating profit under the plan were reasonable and consistent with overall growth targets for the Company.

•	If the applicable target bookings and operating profit were exceeded, the plan allowed for the payment of up to 160% of a named executive officer’s target award for the applicable quarter, subject to adjustment upward or downward for individual performance and, if applicable, team performance. The Committee believed that it would be very challenging for the company or any operating group to achieve the bookings and operating profit levels necessary to achieve the maximum bonus potential under the plan.

The 2006 quarterly bonus payouts of each named executive officer other than Mr. Colony, as determined under the plan based on the Company’s performance, could be increased by as much as 50% or reduced to zero, with 40% of each payout evaluated against the achievement of an executive team goal, which in 2006 was the achievement of targeted percentages of our bookings from research services and advisory services, and the remaining 60% of each payout subject to Mr. Colony’s evaluation of the overall performance of such individual against specific quarterly goals. The individual goals for each executive officer were set quarterly by Mr. Colony, and included goals with respect to particular financial metrics, as well as more subjective items such as management style and strategic direction. In 2006, Mr. Colony’s bonus payouts were determined solely under the plan based on the Company’s performance and were not subject to further upward or downward adjustment.

Actual bonus payments for 2006 are set forth in the Summary Compensation Table for 2006 under the heading “Non-Equity Incentive Plan Compensation” and reflect that, in the aggregate, and as a result of our 2006 performance, actual awards paid to our named executive officers for 2006 were substantially equal to the aggregate incentive compensation targets that the Committee established for 2006.

Long-term Equity Incentive Compensation.  The principal equity component of our executive compensation historically has been in the form of stock options granted under our equity incentive plan. All stock option awards to our executive officers are granted by the Committee. Stock options generally will be granted when an executive joins Forrester or in connection with a promotion, with additional options granted from time to time, typically as part of an annual grant of stock options to a larger group of key employees. We believe that stock option participation helps to motivate and retain executives and also aligns management’s incentives with long-term stock price appreciation. In determining the size and nature of stock-based awards for 2006, the Committee considered the aggregate number of options outstanding relative to the Company’s total shares outstanding, the potential impact of recent accounting changes, and the individuals that they believed were most likely to contribute to or influence an improvement in the Company’s operating margin. In order to better align management’s stock-based compensation with the interests of stockholders, all stock options granted to executive officers in 2006 (other than those issued in connection with promotions) were performance-based, with vesting and the vesting schedule keyed to achievement of pro forma operating margin targets, as further described below. Grants to new executives and grants made in connection with promotions are typically tenure-based, with vesting occurring with the passage of time. We believe that the combination of tenure-based and performance-based options serves to encourage retention while further aligning the interests of executives and stockholders. Neither the Company nor our board of directors, including the Committee, has any plan, program or practice of timing equity incentive awards in coordination with the release or withholding of material non-public information.

In March 2006, the Committee reviewed and approved grants of performance-based stock options to each of our named executive officers other than Messrs. Colony and Rutstein and selected a grant date of April 3, 2006. These stock options were granted at an exercise price of $22.19, which was equal to the average of the high and low sale prices of our common stock as reported by NASDAQ on March 31, 2006, the trading day immediately preceding the option grant date, which at the time was consistent with Company practice for calculating the grant date fair market value under the applicable equity incentive plan. As of August 2006, the fair market value of our common stock is determined for option granting purposes by reference to the closing market price of the common stock on the grant date. The vesting of these options was determined based upon achievement of defined performance objectives relating to pro forma operating margin. The options could vest over two or three years, depending on performance, or the option shares could be forfeited if the defined performance objectives were not met. When setting these objectives, the Committee believed the thresholds were challenging, but reasonably achievable. Based on our actual results for 2006, 50% of the option shares became exercisable on the first anniversary of the option grant date, and the remaining 50% become exercisable on the second anniversary of the option grant date.

On February 2, 2006, the Committee reviewed and approved the grant of a tenure-based stock option to purchase 40,000 shares of our common stock to Mr. Rutstein in connection with his promotion to President, Americas Operating Group, and selected a grant date of February 15, 2006. This stock option was granted at an exercise price of $21.87, which was equal to the average of the high and low sale prices of our common stock as reported by NASDAQ on February 14, 2006, the trading day immediately preceding the option grant date. This option vests in four equal annual installments beginning on the one year anniversary of the option grant date. When determining the size of this option grant, the Committee took into account the increased responsibilities of Mr. Rutstein’s new position and his overall option holdings relative to our other executive officers.

Given Mr. Colony’s significant ownership of our common stock, the Committee did not grant stock options to Mr. Colony in 2006.

Other Benefits

As employees of our Company, our executive officers are eligible to participate in all Company-sponsored benefit programs on the same basis as other full-time employees, including health and dental insurance and life and disability insurance. In addition, our executive officers are eligible to receive the same employer match under our 401(k) plan as is applicable for all participating employees. We do not offer any supplemental executive health and welfare or retirement programs, or provide any other supplemental benefits or perquisites, to our executives.

Impact of Tax and Accounting on Compensation Decisions

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to certain executive officers in excess of $1 million unless the compensation is performance based. To the extent consistent with its performance goals, it is Forrester’s policy to structure compensation arrangements with its executive officers to preserve the deductibility of that compensation in light of Section 162(m).

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to certain executive officers in excess of $1 million unless the compensation is performance based. To the extent consistent with its performance goals, it is Forrester’s policy to structure compensation arrangements with its executive officers to preserve the deductibility of that compensation in light of Section 162(m).

When determining amounts of equity grants to executives and employees under our equity incentive program, the Committee considers the compensation charges associated with the grants. Beginning on January 1, 2006, we began accounting for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board Statement No. 123R. Under SFAS No. 123R, grants of stock options result in compensation expense equal to the fair value of the options, which is calculated using a Black-Scholes option pricing model. This expense is recognized over the option vesting period.

Compensation Committee Report

The Compensation and Nominating Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management and, based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Nominating Committee

Robert M. Galford, Chair
Michael H. Welles
Gretchen G. Teichgraeber

SUMMARY COMPENSATION TABLE FOR 2006

The following table shows the compensation earned during 2006 by our Chief Executive Officer, our Chief Financial Officer and each of our three most highly compensated executives as of December 31, 2006. We refer to these officers as the “named executive officers”.

					Non-Equity
					Incentive Plan	All Other
		Salary	Option Awards		Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)		($)(2)	($)(3)	($)

George F. Colony	2006	300,000	301		153,750	4,780	458,831
Chairman of the Board and Chief Executive Officer
Warren Hadley	2006	203,000	154,116	(4)	75,665	13,466	446,247
Former Chief Financial Officer
Brian E. Kardon	2006	215,000	198,096		89,543	7,284	509,923
Chief Marketing and Strategy Officer
Charles Rutstein	2006	243,939	157,694		93,128	7,024	501,785
Chief Operating Officer
Daniel Mahoney	2006	224,000	134,956	(5)	52,447	122,599	534,002
Former Vice President, Research

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for 2006 in accordance with SFAS No. 123R and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 11 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K, except that the amounts set forth in this column exclude the impact of estimated forfeitures of equity awards. The amounts set forth may be more or less than the value ultimately realized by the named executive officer based upon, among other things, the value of our common stock at the time of exercise of the options and whether such options actually vest.

(2)	Reflects incentive bonus payouts made in 2006 and 2007 relating to performance in 2006.

(3)	“All Other Compensation” for each of the Named Executive Officers includes the following:

	George F.	Warren		Brian E.	Charles	Daniel
	Colony	Hadley		Kardon	Rutstein	Mahoney
	($)	($)		($)	($)	($)

Company Match on 401(k)	3,262	6,412		6,600	6,600	4,237
Imputed Income for Group
Term Life Insurance	1,518	382		684	424	2,054
Termination Payments and
Benefits		6,672	(a)			116,308	(b)

(a)	Mr. Hadley’s employment was terminated on December 19, 2006. In connection with such termination we paid $6,672 to Mr. Hadley for unused vacation time.

(b)	Mr. Mahoney’s employment was terminated on December 31, 2006. Pursuant to the terms of his separation agreement, he received a cash severance payment of $112,000, payable in 12 semi-monthly payments. Termination Benefits also includes the payment of $4,308 to Mr. Mahoney for unused vacation time.

(4)	As of Mr. Hadley’s December 19, 2006 resignation date, all unvested options held by Mr. Hadley were forfeited.

(5)	As of Mr. Mahoney’s December 31, 2006 resignation date, all unvested options held by Mr. Mahoney were forfeited.

GRANT OF PLAN-BASED AWARDS FOR 2006

The following table sets forth information with respect to plan-based awards granted to named executive officers in 2006.

									All Other
									Option
									Awards:	Exercise
									Number of	or Base	Grant Date	Grant Date
									Securities	Price of	Closing	Fair
		Committee	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Underlying	Option	Market	Value of
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Price	Option
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	($/Sh)	($/Sh)(4)	Awards ($)(5)

George F. Colony	—	—	0	150,000	240,000	—	—	—	—	—	—	—
Warren Hadley	04/03/06	03/31/06	0	77,500	186,000	—	—	—	—	—	—	—
			—	—	—	0	12,000	12,000	—	22.19	21.74	77,760(6)
Brian E. Kardon	04/03/06	03/31/06	0	85,000	204,000	—	—	—	—	—	—	—
			—	—	—	0	12,000	12,000	—	22.19	21.74	77,760
Charles Rutstein	02/15/06	02/02/06	0	94,250	226,200	—	—	—	—	—	—	—
			—	—	—	—	—	—	40,000	21.87	22.57	375,200
Daniel Mahoney	04/03/06	03/31/06	0	53,000	127,200	—	—	—	—	—	—	—
			—	—	—	0	8,000	8,000	—	22.19	21.74	51,840(7)

(1)	Consists of awards under our 2006 Matrix Bonus Plan, an annual non-equity incentive plan, with payouts thereunder made quarterly in arrears. Our 2006 Matrix Bonus Plan is described in detail, including calculation of threshold, target and maximum awards under the plan, in the Compensation Discussion and Analysis above. Actual amounts awarded are set forth in the Summary Compensation table above.

(2)	Consists of performance-based options granted pursuant to our Amended and Restated 1996 Equity Incentive Plan (“1996 Plan”). The vesting of such options was determined based upon achievement of defined performance objectives relating to pro forma operating margin. The options could vest over two or three years, depending on performance, or the option shares could be forfeited if the defined performance objectives are not met. Based on actual results for 2006, 50% of the option shares became exercisable on the first anniversary of the option grant date, and the remaining 50% become exercisable on the second anniversary of the option grant date. Pursuant to the terms of the 1996 Plan, the options become exercisable in full upon a change of control.

(3)	Consists of stock options that vest in four equal annual installments beginning on the one year anniversary of the option grant date.

(4)	Prior to August 2006, the fair market value of our common stock was determined for option granting purposes by reference to the average of the high and low sale prices of our common stock as reported by NASDAQ on the trading day immediately preceding the option grant date. As of August 2006, the fair market value of our common stock is determined for option granting purposes by reference to the closing market price of the common stock on the grant date.

(5)	Assumptions used in the calculation of these amounts are included in footnote 12 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

(6)	As of Mr. Hadley’s December 19, 2006 resignation date, no portion of the option had vested and the option was canceled.

(7)	As of Mr. Mahoney’s December 31, 2006 resignation date, no portion of the option had vested and the option was canceled.

OUTSTANDING EQUITY AWARDS AT 2006 YEAR-END TABLE

The following table sets forth information for the named executive officers regarding outstanding option awards held as of December 31, 2006. None of the named executive officers held any stock awards as of December 31, 2006.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

George F. Colony	—	100	(2)	$27.68	03/17/2007
Warren Hadley	1,000	—		$41.47	(1)
	7,500	—		$25.16	(1)
	10,000	—		$18.42	(1)
Brian E. Kardon	6,250	8,750	(3)	$15.54	01/05/2013
	10,000	10,000	(4)	$18.42	03/30/2014
	—	10,000	(5)	$14.06	03/30/2015
	—	12,000	(6)	$22.19	04/02/2016
Charles Rutstein	—	100	(7)	$25.16	03/17/2007
	2,000	—		$23.50	01/18/2009
	6,667	—		$28.47	01/16/2010
	7,500	—		$61.25	07/31/2010
	8,000	—		$25.16	03/15/2011
	1,250	—		$16.28	01/29/2012
	3,250	1,750	(8)	$14.73	03/30/2013
	—	7,500	(9)	$18.42	03/30/2014
	—	7,500	(10)	$14.06	03/30/2015
	—	40,000	(11)	$21.87	02/14/2016
Daniel Mahoney	8,000	—		$14.06	(12)

(1)	Mr. Hadley’s employment terminated on December 19, 2006. At that time, the terms of his individual option certificates provided three months for him to exercise stock options that were vested on the termination date. Because of the Company’s ongoing stock option backdating investigation, the exercise period for Mr. Hadley’s options that were vested as of December 19, 2006 and remained unexercised on March 5, 2007, the date the Company announced that its historical financing statements should no longer be relied upon, has been extended until the earlier of (a) December 31, 2007 and (b) 30 days following the date on which the Company regains full compliance with its filing obligations under the Securities Exchange Act of 1934, provided that such extension does not apply to any such vested and unexercised options that were found to have been mispriced and discounted on the grant date, all of which have been cancelled.

(2)	Stock options became fully exercisable on March 16, 2007.

(3)	Stock options became fully exercisable on January 6, 2007.

(4)	50% of these stock options became exercisable on March 31, 2007 and the remainder will become exercisable on March 31, 2008.

(5)	Stock options became fully exercisable on March 31, 2007.

(6)	50% of these stock options became exercisable on April 3, 2007 and the remainder will become exercisable on April 3, 2008.

(7)	Stock options became fully exercisable on March 16, 2007.

(8)	Stock options became fully exercisable on March 31, 2007.

(9)	50% of these stock options became exercisable on March 31, 2007 and the remainder will become exercisable on March 31, 2008.

(10)	Stock options became fully exercisable on March 31, 2007.

(11)	25% of these stock options became exercisable on February 15, 2007, and the remainder will become exercisable in equal installments on each of February 15, 2008, February 15, 2009 and February 15, 2010.

(12)	Mr. Mahoney’s employment terminated on December 31, 2006. At that time, the terms of his individual option certificates provided three months for him to exercise stock options that were vested on the termination date. Because of the Company’s ongoing stock option backdating investigation, the exercise period for Mr. Mahoney’s options that were vested as of December 31, 2006 and remained unexercised on March 5, 2007, the date the Company announced that its historical financing statements should no longer be relied upon, has been extended until the earlier of (a) December 31, 2007 and (b) 30 days following the date on which the Company regains full compliance with its filing obligations under the Securities Exchange Act of 1934.

OPTION EXERCISES AND STOCK VESTED TABLE FOR 2006

The following table sets forth information for the named executive officers regarding the value realized during 2006 by such executives pursuant to option exercises. None of the named executive officers acquired shares upon the vesting of stock awards during 2006.

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
	on Exercise	on Exercise
Name	(#)	($)

George F. Colony	—	—
Warren Hadley	29,428	$352,995
Brian E. Kardon	30,000	$345,913
Charles Rutstein	21,000	$188,848
Daniel Mahoney	27,750	$395,221

Pension Benefits

We have no pension plans or long-term incentive plans applicable to the named executive officers.

Nonqualified Deferred Compensation

We have no nonqualified defined contribution or deferred compensation plans.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have not entered into employment agreements with any of the named executive officers. Each of our named executive officers has entered into stock option grant agreements that provide for full acceleration of vesting upon a change of control of the Company. The following table shows what the benefit of such acceleration would have been assuming a change of control had occurred on December 31, 2006.

Early Vesting of
Name	Stock Options ($)(1)

George F. Colony	—
Warren Hadley	—
Brian E. Kardon	$377,873
Charles Rutstein	$394,315
Daniel Mahoney	—

(1)	This amount equals the difference between the exercise price of each option and $27.11, the closing price of our common stock on NASDAQ on December 29, 2006, multiplied by the number of unvested shares of our common stock underlying stock options on December 31, 2006, the assumed date of the change of control.

Effective December 12, 2006, we entered into a separation agreement with Mr. Mahoney regarding the termination of his employment as of December 31, 2006. Pursuant to the terms of this agreement, Mr. Mahoney was entitled to cash severance of $112,000, payable in 12 semi-monthly payments.

Director Compensation

DIRECTOR COMPENSATION TABLE FOR 2006

The following table shows the compensation that we paid during the year ended December 31, 2006 to each of our directors, other than Mr. Colony, whose compensation is reflected in “Executive Compensation” above.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(1)	($)

Henk W. Broeders(2)	16,000	98,960	114,960
Robert M. Galford(3)	10,000	98,960	108,960
George R. Hornig(4)	21,000	98,960	119,960
Gretchen G. Teichgraeber(5)	10,000	39,820	49,820
Michael H. Welles(6)	16,000	98,960	114,960

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for 2006 in accordance with SFAS No. 123R and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 12 to the consolidated financial statements included in this Annual Report on Form 10-K, except that the amounts set forth in this column exclude the impact of estimated forfeitures of equity awards. The amounts set forth may be more or less than the value ultimately realized by the named director based upon, among other things, the value of our common stock at the time of vesting or exercise of the options and whether such options actually vest.

(2)	At December 31, 2006, Mr. Broeders held options to purchase 90,166 shares of our common stock. The grant date fair value of the option to purchase 12,500 shares granted to Mr. Broeders on May 9, 2006 was $145,375.

(3)	At December 31, 2006, Mr. Galford held options to purchase 99,000 shares of our common stock. The grant date fair value of the option to purchase 12,500 shares granted to Mr. Galford on May 9, 2006 was $145,375.

(4)	At December 31, 2006, Mr. Hornig held options to purchase 56,250 shares of our common stock. The grant date fair value of the option to purchase 12,500 shares granted to Mr. Hornig on May 9, 2006 was $145,375.

(5)	At December 31, 2006, Ms. Teichgraeber held options to purchase 18,500 shares of our common stock. The grant date fair value of the option to purchase 12,500 shares granted to Mr. Teichgraeber on May 9, 2006 was $145,375.

(6)	At December 31, 2006, Mr. Welles held options to purchase 103,500 shares of our common stock. The grant date fair value of the option to purchase 12,500 shares granted to Mr. Welles on May 9, 2006 was $145,375.

Our non-employee directors receive an annual retainer of $10,000, payable quarterly in arrears, and members of the Audit Committee receive $1,500 for each meeting they attend, with the Chairman of the Audit Committee receiving an additional $5,000 per year. Members of our Board of Directors are reimbursed for their expenses incurred in connection with attending any meeting.

Under the 2006 Stock Option Plan for Directors, following each annual meeting of stockholders, each non-employee director receives an option to purchase 12,500 shares of our common stock at an exercise price equal to the fair market value on that date. These options vest in four equal annual installments. After last year’s annual meeting, our five non-employee directors at that time each received an option to purchase 12,500 shares of our common stock at an exercise price of $26.40 per share. Any non-employee director that is newly elected between annual meetings will receive an option to purchase 6,000 shares of our common stock at an exercise price equal to the fair market value on the date he or she is first elected as a director. These options also vest in four equal annual installments, with the first installment vested on the date of grant. Options granted under the 2006 Stock Option Plan for Directors become exercisable in full upon a change of control of the Company, unless there is an assumption, substitution or cash-out of such options in connection with the change of control.

Options granted to our non-employee directors prior to last year’s annual meeting were made pursuant to our Amended and Restated 1996 Stock Option Plan for Non-Employee Directors. All options granted under that plan become exercisable in full upon a change of control of the Company.

The Compensation and Nominating Committee of the Board of Directors also has the authority under the plan to grant stock options to non-employee directors in such amounts and on such terms as it shall determine at the time of grant. No such awards have been made.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes provide information about the beneficial ownership of our outstanding common stock as of July 15, 2007 unless otherwise noted by: (i) each person known by us to own beneficially more than 5% of our common stock; (ii) each director of the Company; (iii) each of our executive officers named in the Summary Compensation Table included in Item 11 of this Annual Report on Form 10-K; and (iv) all of our current executive officers and directors as a group.

Except as otherwise indicated, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Shares subject to exercisable options include options that are currently exercisable or exercisable within 60 days of July 15, 2007.

	Common Stock Beneficially Owned
		Shares Subject to
	Shares Beneficially	Exercisable	Percentage of
Name of Beneficial Owner	Owned	options	Outstanding Shares

George F. Colony, c/o	7,913,588	—	34.3%
Forrester Research, Inc. 400 Technology Square,
Cambridge, MA 02139(1)
U.S. Trust Corporation	1,386,119	—	6.05%
114 W. 47th St., 25th Floor
New York, N.Y. 10036(2)
Morgan Stanley	1,287,071	—	5.6%
1585 Broadway
New York, N.Y. 10036(3)
Henk Broeders		74,084	*
Robert Galford(4)	2,400	80,250	*
George Hornig	—	37,500	*
Gretchen Teichgraeber	—	6,125	*
Michael Welles	2,016	84,750	*
Warren Hadley(5)	—	15,875	*
Brian Kardon	3,714	41,000	*
Daniel Mahoney(6)	4,093	8,000	*
Charles Rutstein	760	55,000	*
Directors and executive officers as a group (17 persons)(1)(4)(5)(6)(7)	7,928,316	511,856	35.8%

(1)	Includes 1,580 shares held by Mr. Colony’s wife as to which Mr. Colony disclaims beneficial ownership.

(2)	Beneficial ownership as of December 31, 2006, as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007. The reporting person has sole voting power with respect to 531,780 shares, sole dispositive power with respect to 1,243,409 shares, and shared dispositive power with respect to 134,830 shares. As reported in the Schedule 13G, the shares included in the Schedule 13G filed by U.S. Trust Corporation (“UST Corp.”), in its capacity as investment adviser, are owned of record by clients of UST Corp. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of , such securities. Reporting person includes United States Trust Company, N.A., a national bank with headquarters in N.Y., a wholly-owned direct subsidiary of UST Corp. UST Corp., a bank holding company, is a wholly-owned direct subsidiary of Charles Schwab Corporation (“Schwab”), a publicly traded company. Charles Schwab Investment Management, Inc. (“CSIM”), which is a wholly-owned direct subsidiary of Schwab, files a separate Schedule 13G. Neither UST Corp. nor CSIM shares any power with respect to the voting or disposition of securities reflected on the other’s Schedule 13G’s.

(3)	Beneficial ownership as of December 31, 2006, as reported in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2007. The shares being reported upon by Morgan Stanley, a parent holding company, are owned, or may be deemed to be beneficially owned, by Morgan Stanley Investment Management Inc., an investment adviser and a wholly-owned subsidiary of Morgan Stanley. The reporting person has sole voting power with respect to 1,200,652 shares and sole dispositive power with respect to 1,287,071 shares.

(4)	The 2,400 shares are held in trust for Mr. Galford’s children, and Mr. Galford disclaims beneficial ownership of these shares.

(5)	Mr. Hadley resigned from the Company and as chief financial officer on December 19, 2006. Because of the Company’s stock option backdating investigation, the exercise period of Mr. Hadley’s options that were vested as of December 19, 2006 and remained unexercised on March 5, 2007, the date the Company announced that its historical financial statements should no longer be relied upon, has been extended until the earlier of (a) December 31, 2007 or (b) 30 days following the date on which the Company regains full compliance with its filing obligations under the Securities Exchange Act of 1934, provided that such extension does not apply to any such vested and unexercised options that were found to have been mispriced and discounted on the grant date, all of which have been cancelled.

(6)	Mr. Mahoney resigned from the Company on December 31, 2006. Because of the Company’s stock option backdating investigation, the exercise period of Mr. Mahoney’s options that were vested as of December 31, 2006 and remained unexercised on March 5, 2007, the date the Company announced that its historical financial statements should no longer be relied upon, has been extended until the earlier of (a) December 31, 2007 or (b) 30 days following the date on which the Company regains full compliance with its filing obligations under the Securities Exchange Act of 1934.

(7)	Includes all of our executive officers as of September 30, 2007 and Messrs. Hadley and Mahoney, who resigned in December 2006.

*	Less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

At the time of our initial public offering, we entered into a registration rights and non-competition agreement with Mr. Colony which provides that if Mr. Colony’s employment with us is terminated he will not compete with us for the one-year period after the date of such termination. The agreement also provides that in the event we propose to file a registration statement under the Securities Act of 1933, as amended, with respect to an offering by us for our own account or the account of another person, or both, Mr. Colony shall be entitled to include shares held by him in such a registration, subject to the right of the managing underwriter of any such offering to exclude some or all of such shares from such registration if and to the extent the inclusion of the shares would adversely affect the marketing of the shares to be sold by us. The agreement also provides that Mr. Colony may require us to register shares under the Securities Act with a fair market value of at least $5 million, except that we are not required to effect such registration more than twice or at certain times described in the agreement. The agreement also provides that we will pay all expenses incurred in connection with such registration.

Our Board of Directors has determined that each of our directors, with the exception of Mr. Colony, our Chairman and Chief Executive Officer, is independent under applicable NASDAQ standards. In addition to our separately designated Audit Committee, we have a separately designated Compensation and Nominating Committee of the Board of Directors that consists of three independent directors: Robert Galford, Chairman, Gretchen Teichgraeber and Michael Welles.

Pre-Approval Policy with Respect to Related Party Transactions

Pursuant to its amended and restated charter, our Audit Committee has responsibility for the review and approval of all transactions between the Company and any related parties or affiliates of the Company, its officers, and directors.

Related persons can include any of our directors or executive officers, certain of our stockholders, and any of their immediate family members. In evaluating related person transactions, the committee members apply the same standards they apply to their general responsibilities as members of a committee of the board of directors and as individual directors. The committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of the Company. To identify related person transactions, each year we require our directors and officers to complete a questionnaire identifying any transactions with the Company in which the officer or director or their family members have an interest. In addition, our Code of Business Conduct and Ethics includes our expectation that all directors, officers and employees who may have a potential or apparent conflict of interest will notify our legal department.

Item 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees billed in each of the last two fiscal years for services rendered by BDO Seidman, LLP and its affiliates.

	Fiscal 2006	Fiscal 2005

Audit Fees(1)	$563,906	$519,296
Audit-Related Fees(2)	8,000	9,000
Tax Fees(3)	4,654	4,487
All Other Fees(4)	—	—

Total Fees	$576,560	$532,783

(1)	Audit fees are fees related to professional services rendered by BDO Seidman, LLP in connection with the audit of our financial statements and our internal controls over financial reporting, the reviews of our interim financial statements included in each of our quarterly reports on Form 10-Q, international statutory audits, and review of other SEC filings.

(2)	Audit-related fees are for assurance and related services by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements, primarily for accounting consultations.

(3)	Tax fees are fees billed for professional services related to tax compliance and tax consulting services.

Audit Committee’s Pre-Approval Policy and Procedures

The Audit Committee, or the Chairman of the Audit Committee pursuant to delegated authority, is required to engage our independent registered public accounting firm to render any audit or non-audit services. At each regularly scheduled Audit Committee meeting, management or a representative of the Company’s independent registered public accounting firm summarizes the services provided by firm, including the fees charges for the services, listing newly pre-approved services since the last regularly scheduled meeting, and an updated projection for the current year of the estimated annual fees to be paid to the firm for all pre-approved audit and permissible non-audit services.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a. Financial Statements.  See Index on page 42.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Stock Purchase Agreement dated as of November 15, 1999 among Forrester Research, Inc., William Reeve and Neil Bradford
2.2(7)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(3)	Restated Certificate of Incorporation of Forrester
3.2(5)	Certificate of Amendment of the Certificate of Incorporation of Forrester
3.3(16)	Bylaws of the Company, as amended
4(3)	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester
10.1+(3)	Registration Rights and Non-Competition Agreement
10.3+(11)	1996 Amended and Restated Equity Incentive Plan, as amended
10.4+(11)	1996 Employee Stock Purchase Plan, as amended
10.5+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.6+(14)	2006 Equity Incentive Plan
10.7+(14)	2006 Stock Option Plan for Directors
10.8+(2)	Summary of Non-Employee Director Compensation
10.9+(10)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.10+(12)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.11+(12)	Employment Agreement of Robert Davidson
10.12+(13)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.13(4)	Lease dated May 6, 1999 between Technology Square LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.14(11)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.15 +(17)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.16 +(17)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.17 +(2)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.18+(2)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.19 +(15)	Description of Matrix Bonus Plan
10.20+(2)	Separation Agreement between the Company and Daniel Mahoney dated December 12, 2006
10.21+(2)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
14.1(2)	Code of Business Conduct and Ethics
21(2)	Subsidiaries of the Registrant
23.1(2)	Consent of BDO Seidman, LLP
31.1(2)	Certification of the Principal Executive Officer
31.2(2)	Certification of the Principal Financial Officer
32.1(2)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on November 30, 1999 (File No. 000-21433) and incorporated by reference herein.

(2)	Filed herewith.

(3)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21433) and incorporated by reference herein.

(5)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on April 9, 2004 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(11)	Files as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(16)	Filed as an exhibit to Forrester’s Current Report on Form 8-K filed on September 20, 2007 (File No. 000-21433) and incorporated herein by reference.

(17)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: November 2, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 2, 2007

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	November 2, 2007

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	November 2, 2007

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	November 2, 2007

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	November 2, 2007

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	November 2, 2007

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	November 2, 2007