Form 10-Q
period 2007-03-31
FORRESTER RESEARCH INC
filed 2007-11-19
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 16, 2007, 23,076,966 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

Explanatory Note
This Quarterly Report on Form 10-Q for the three months ended March 31, 2007, contains restated financial information for the comparable period of 2006. Previously filed quarterly reports on Form 10-Q have not been amended and should not be relied upon.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$38,845	$39,157
Available-for-sale securities	189,604	168,676
Accounts receivable, net	40,245	59,727
Deferred commissions	9,596	10,117
Deferred income tax assets, net	13,790	13,592
Prepaid expenses and other current assets	10,400	7,610

Total current assets	302,480	298,879

Long-term assets:
Property and equipment, net	6,688	5,611
Goodwill, net	53,218	53,171
Deferred income tax assets, net	10,230	11,335
Non-marketable investments	12,805	13,015
Intangible assets, net	1,125	1,517
Other assets	595	615

Total long-term assets	84,661	85,264

Total assets	$387,141	$384,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,189	$2,878
Accrued expenses	27,567	29,852
Deferred revenue	100,164	99,875

Total current liabilities	129,920	132,605

Deferred income tax liability and non-current accrued income tax liability	7,203	6,633

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized— 500 shares
Issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 27,929 and 27,884 shares as of March 31, 2007 and December 31, 2006, respectively
Outstanding— 23,090 and 23,045 shares as of March 31, 2007 and December 31, 2006, respectively	279	279
Additional paid-in capital	273,734	270,306
Retained earnings	64,563	62,766
Treasury stock, at cost— 4,839 shares as of March 31, 2007 and December 31, 2006	(85,834)	(85,834)
Accumulated other comprehensive loss	(2,724)	(2,612)

Total stockholders’ equity	250,018	244,905

Total liabilities and stockholders’ equity	$387,141	$384,143

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(UNAUDITED)
		(as restated)
Revenues:
Research services	$31,302	$26,775
Advisory services and other	16,015	13,818

Total revenues	47,317	40,593

Operating expenses:
Cost of services and fulfillment	19,838	17,312
Selling and marketing	17,117	14,475
General and administrative	7,758	5,643
Depreciation	923	884
Amortization of intangible assets	392	652

Total operating expenses	46,028	38,966

Income from continuing operations	1,289	1,627

Other income:
Other income, net	1,866	958
Gains from non-marketable investments	174	199

Income from continuing operations before income tax provision	3,329	2,784

Income tax provision	1,299	1,446

Income from continuing operations	2,030	1,338

Income from discontinued operations, net of taxes	—	114
Net Income	$2,030	$1,452

Basic net income per common share from continuing operations	$0.09	$0.07

Basic net income per common share from discontinued operations	—	0.01

Basic net income per common share	$0.09	$0.08

Diluted net income per common share from continuing operations	$0.09	$0.06

Diluted net income per common share from discontinued operations	—	0.01

Diluted net income per common share	$0.09	$0.07

Basic weighted average common shares outstanding	23,058	21,186

Diluted weighted average common shares outstanding	23,752	21,825

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(UNAUDITED)
		(as restated)
Cash flows from operating activities:
Net income	$2,030	$1,452
Income from discontinued operations, net of taxes	—	(114)

Income from continuing operations	2,030	1,338
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	923	884
Amortization of intangible assets	392	652
Non-cash stock-based compensation	2,618	1,804
Deferred income taxes	952	(180)
Gains from non-marketable investments	(174)	(199)
Increase in provision for doubtful accounts	100	—
Amortization of premium on available-for-sale securities	173	178
Changes in assets and liabilities—
Accounts receivable	19,457	18,593
Deferred commissions	521	78
Prepaid expenses and other current assets	(2,790)	(3,017)
Accounts payable	(689)	(423)
Accrued expenses	(2,115)	248)
Deferred revenue	88	702

Net cash provided by continuing operations	21,486	20,658
Net cash provided by discontinued operations	—	374

Net cash provided by operating activities	21,486	21,032

Cash flows from investing activities:
Purchases of property and equipment	(1,993)	(328)
Purchases of non-marketable investments	—	(300)
Proceeds from non-marketable investments	300	137
Decrease in other assets	86	32
Purchases of available-for-sale securities	(225,360)	(74,886)
Proceeds from sales and maturities of available-for-sale securities	204,310	82,181

Net cash (used in) provided by investing activities	(22,657)	6,836

Cash flows from financing activities:
Proceeds from exercises of employee stock options	811	6,522
Acquisition of treasury stock	—	(2,935)

Net cash provided by financing activities	811	3,587

Effect of exchange rate changes on cash and cash equivalents	48	77

Net (decrease) increase in cash and cash equivalents	(312)	31,532

Cash and cash equivalents, beginning of period	39,157	48,538

Cash and cash equivalents, end of period	$38,845	$80,070

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,123	$450

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In this form 10-Q, the Company is restating its consolidated financial statements for the three months ended March 31, 2006 for the matters more fully described in Note 2. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.
Stock-Based Compensation
Effective January 1, 2006, Forrester adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). All of Forrester’s stock options are accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two employee equity incentive plans, two directors’ stock option plans, and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, ” and related interpretations in accounting for its stock-based compensation.
Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Under the provisions of SFAS No. 123R, Forrester recorded approximately $2.6 and $1.8 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended March 31, 2007 and 2006, respectively, included in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(as restated)
Cost of services and fulfillment	$1,462	$777
Selling and marketing	678	457
General and administrative	478	570

	$2,618	$1,804

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized for the interim reporting periods of 2006 assuming that vesting period. These options do not meet the criteria of “plain vanilla” options and therefore the simplified method for calculating the expected term of these options could not be used. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of two years for the year one vest, three years for the year two vest and four years for the year three vest to value these options. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2006 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months. The additional compensation expense associated with this accelerated vesting was recognized during the first quarter of 2007 and the unamortized compensation expense as of March 31, 2007, will be recognized over the remaining vesting period.
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended March 31, 2006 were $8.70 and $4.11 respectively. For the three months ended March 31, 2007, the weighted average fair values of the options granted under the stock option plans was $8.59. The option period under the employee stock purchase plan that would have resulted in the purchase of shares at the end of June was terminated and as a result no compensation expense was recognized related to this plan during the first quarter of 2007. The options granted under the stock option plans and shares subject to the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended
	March 31,
	2007	2006	Employee
	Stock	Stock	Stock
	Option Plans	Option Plans	Purchase Plan

Average risk-free interest rate	4.8%	4.4%	4.5%
Expected dividend yield	None	None	None
Expected life	3.5 Years	6.25 Years	0.5 Years
Expected volatility	35%	35%	23%
The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of Forrester’s stock-based awards does not correspond with the terms for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon using Forrester’s historical experience of exercise patterns.
Based on Forrester’s historical experience as well as management’s expectations for the next year, a forfeiture rate of 10% was used to determine current period expense. Forrester evaluated various employee groups and determined that the forfeiture experience and expectations were not materially different amongst employee groups and therefore concluded that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture is higher than estimated.
During the three-month periods ended March 31, 2006 and 2007, the total intrinsic value of stock options exercised was $3.1 million and $462,000 respectively. The unamortized fair value of stock options as of March 31, 2007 was $7.9 million, with a weighted average remaining recognition period of 1.2 years.
The following table summarizes stock option activity under all stock option plans for the three months ended March 31, 2007 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2006	3,319	$21.52

Granted	101	27.23
Exercised	(45)	17.99
Cancelled	(76)	19.82

Outstanding as of March 31, 2007	3,299	$21.78	7 .01	$25,972

Exercisable as of March 31, 2007	1,839	$20.44	5 .58	$17,928

In conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards , the Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS No. 123R.

Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31, 2007.
In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of the beginning of 2007. As a result of the adoption of FIN 48, the Company recognized a net $233,000 increase to reserves for income taxes, with a corresponding decrease to retained earnings, as of January 1, 2007.
As of January 1, 2007, the total gross amount of reserves for income taxes, which is reported in deferred income tax liability and non-current accrued income tax liability in the consolidated balance sheet as of March 31, 2007, is $506,000. Of that amount, $392,000 if recognized, would affect the Company’s effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact the effective tax rate. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of January 1, 2007 is $114,000. As of March 31, 2007, there were no changes to the Company’s reserves for income taxes that were material to the Company’s consolidated financial statements.
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular tax position may require a cash payment. The resolution of a matter would be recognized as an adjustment to the Company’s provision for income taxes and its effective tax rate in the period of resolution.
The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom and Germany. In the United Kingdom, the 2003 tax year is currently under audit and all subsequent years remain open. The Company does not anticipate the resolution of the 2003 tax year or open subsequent years will significantly impact the Company’s consolidated financial statements.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION
In its Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), the Company restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Income, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended December 31, 2005 and 2004 as well as the unaudited quarterly financial information for interim periods of 2006 and 2005. The restatement covered three separate matters: (1) the results of the inquiry into the Company’s historical stock option granting practices (2) failure to properly account for the difference in the book and tax basis of goodwill related to a German acquisition in 2000 primarily due to a write-down of goodwill for tax purposes in 2002 and (3) failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123R during 2006 interim periods. All of the 2006 information included in the financial statements included in this Quarterly Report on Form 10-Q reflects the aforementioned restatements. For the three months ended March 31, 2006 the aforementioned restatements decreased income from continuing operations and net income by approximately $68,000. Total cumulative adjustments from the aforementioned restatements for the period from 1998 through December 31, 2006 decreased income from continuing operations and net income by $47.0 and $36.7 million, respectively. Footnote 16 to the consolidated financial statements included in the 2006 10-K contains restated financial information, including restated consolidated balance sheets and statements of income, as well as the effects of the restatement, for the first three quarters of 2006 and all of the interim periods of 2005.
As a result of the stock option investigation, the vesting and/or exercise of certain stock options that were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) may be subject to Internal Revenue Code section 409A. In February 2007, the Company filed a notice of participation in the voluntary program described in Internal Revenue Service (IRS) Announcement 2007-18, called the Compliance Resolution Program for Employees other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. The Company also participated in the similar program prescribed by the California Franchise Tax Board. Under these programs, employers pay the requisite additional tax and associated interest and penalties on behalf of employees (and former employees) who exercised discounted stock options in 2006. During 2007, Forrester paid a total of $362,000 to the Internal Revenue Service and the California Franchise Tax Board under these programs.
During the first quarter of 2007, the Company incurred approximately $1.4 million of fees related to the stock option investigation and the restatement of the Company’s historical financial statements which have been recorded in the caption General and Administrative Expense. While the Company cannot quantify or estimate the amount or timing of all these fees throughout 2007 and into the future, the Company expects that these fees will primarily consist of legal fees, forensic accounting, tax advisory, and other professional services fees associated with the independent investigation, the restatement, and the SEC’s inquiry into the Company’s stock option granting practices.
NOTE 3 — DISCONTINUED OPERATIONS
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the UCP product line are reported as discontinued operations for all periods presented. The UCP product line had gross revenues and net income for the three months ended March 31, 2006 of $604,000, and $114,000 (net of $79,000 of income tax expense), respectively. The financial results of the UCP product line are reported as a single line item of “Income from discontinued operations, net of taxes” for all periods presented. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The net assets and net liabilities of the discontinued operations were not separately stated on the December 31, 2006 balance sheet as management determined the amounts to be immaterial. The financial results of the UCP product line have been reflected as discontinued operations in the consolidated financial statements and related disclosures. The operating results of the UCP product line would have previously been included in the Marketing & Strategy operating segment (Note 10).
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of March 31, 2007 is as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT
		(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$20,190	$19,065	$1,125
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,204	$22,079	$1,125

Amortization expense related to identifiable intangible assets was approximately $392,000 and $652,000 during the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining nine months ending December 31, 2007	$896
Year ending December 31, 2008	229

Total	$1,125

NOTE 5 — REORGANIZATIONS
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

The activity related to the 2004 reorganization charges during the three months ended March 31, 2007 is as follows:

	Accrued
	as of
	December		Accrued as of
	31,	Cash	March 31,
	2006	Payments	2007
		(IN THOUSANDS)
Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	1,061	284	777

Total	$1,139	$284	$855

The remaining reorganization costs are expected to be paid during the year ending December 31, 2007.
NOTE 6 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three months ended March 31, 2007 and 2006 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2007 and 2006 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
		(as restated)
	(IN THOUSANDS)
Basic weighted average common shares outstanding	23,058	21,186
Weighted average common equivalent shares	694	639

Diluted weighted average shares outstanding	23,752	21,825

During the three-month periods ended March 31, 2007 and 2006, approximately 760,000 and 1,903,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 7 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
		(as restated)
	(IN THOUSANDS)
Unrealized gain on available-for-sale securities, net of taxes	$29	$68
Cumulative translation adjustment	(141)	(82)

Total other comprehensive loss	$(112)	$(14)
Reported net income	2,030	1,452

Total comprehensive income	$1,918	$1,438

NOTE 8 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended March 31, 2006, Forrester contributed approximately $438,000 to these investment funds and Forrester made no contributions to these funds during the three months ended March 31, 2007. Total cumulative contributions are approximately $19.4 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership in the investee in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2007 and 2006, distributions of $300,000 and $275,000 were recorded and resulted in gains of $174,000 and $199,000 in the consolidated statement of income, respectively. During the three months ended March 31, 2007 and 2006, there were no impairments recorded. During the three months ended March 31, 2007 and 2006, fund management charges of approximately $84,000 were recorded as other expense which is included in other income, net, for each period in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $2.7 million as of March 31, 2007. Fund management charges are recorded as a reduction of the investments’ carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of March 31, 2007, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2007 and 2006, there were no impairments recorded.
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
NOTE 9 — STOCK REPURCHASE
In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of March 31, 2007, Forrester had repurchased approximately 4,839,000 shares of common stock at an aggregate cost of approximately $85.8 million.
NOTE 10 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Through December 31, 2006, Forrester’s operations were managed within the following three operating groups: (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. As of January 1, 2007, Forrester was reorganized into three client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Other” segment include the operations of shared European and emerging markets’ sales forces, shared events sales and production departments, client services, and other shared services tasked with supporting the three client groups. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, non-cash stock-based compensation expense, general and administrative expenses, depreciation expense and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.
The following tables present information about reportable segments. Segment information for the three months ended March 31, 2006 has been restated to conform to the current year’s presentation.

	IT	TI	M&S	Other	Consolidated
Three months ended March 31, 2007
Revenue	$21,132	$15,377	$10,215	$593	$47,317
Direct Margin	11,598	9,040	4,180	(7,008)	17,810
Corporate expenses					16,129
Amortization of intangible assets					392

Income from continuing operations					$1,289

Three months ended March 31, 2006 (as restated)
Revenue	$17,898	$13,208	$9,049	$438	$40,593
Direct Margin	8,657	7,939	2,652	(5,973)	13,275
Corporate expenses					10,996
Amortization of intangible assets					652

Income from continuing operations					$1,627

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(IN THOUSANDS)
		(as restated)
United States	$33,358	$28,204
United Kingdom	3,522	3,494
Europe (excluding United Kingdom)	5,447	4,530
Canada	2,761	2,126
Other	2,229	2,239

	$47,317	$40,593

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
		(as restated)
United States	70%	69%
United Kingdom	7	9
Europe (excluding United Kingdom)	12	11
Canada	6	5
Other	5	6

	100%	100%

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; therefore the Company will begin to apply the standard in its fiscal year commencing January 1, 2008. The Company is in the process of evaluating the impact, if any, that SFAS No. 157 will have on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate trends in technology spending in the marketplace and business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel, non-cash stock-based compensation expense and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, non-cash stock-based compensation expense, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at March 31, 2007. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	MARCH 31,		Absolute	Percentage
	2007	2006	Increase	Increase
Deferred Revenue (in Millions)	$100.2	$87.5	12.7	15%
Agreement Value (in Millions)	$173.2	$147.7	25.5	17%
Client Retention	78%	78%	—	—%
Dollar Retention	88%	88%	—	—%
Enrichment	107%	107%	—	—%
Number of clients	2,367	2,076	291	14%
The increase in deferred revenue and agreement value from March 31, 2006 to March 31, 2007 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at March 31, 2007 was approximately $42,400, an increase of 3 % from $41,200 at March 31, 2006. Client retention, dollar retention and enrichment all remained consistent year over year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets and taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements in our 2006 10-K.
•	REVENUE RECOGNITION. We generate revenues from licensing annual memberships to our research, performing advisory services, hosting events and conducting teleconferences. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Revenues from Forrester teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a money-back guarantee, which gives them the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, which are deferred and then recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.
•	NON-CASH STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value of stock- based compensation, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and forfeiture rates. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). We are also required to estimate future forfeitures for recognition of stock-based compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. If our actual forfeiture rate is materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

We determined the actual measurement dates for historical stock option grants using the approach described in the Explanatory Note on page 2 of the 2006 10-K and in footnote 2 to the consolidated financial statements included in the 2006 10-K. The use of a different approach could have resulted in different measurement dates, with exercise prices that may have resulted in more or less compensation expense to the Company.

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $807,000 as of March 31, 2007. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.
•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2007, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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
•	INCOME TAXES. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from stock option exercises and the acquisition of Giga Information Group, Inc. in 2003). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. Although realization is not assured, based upon the level of our historical taxable income and projections for our future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that we will realize the benefits of these deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if our estimates of future taxable income during the carry-forward periods are incorrect.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109,” (“FIN 48”) which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 was recorded as an adjustment to retained earnings. We adopted FIN 48 in the first quarter of 2007 and the impact of the adoption of FIN 48 is discussed in Note 1 to our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
		(as restated)
Research services	66%	66%

Advisory services and other	34	34

Total revenues	100	100

Cost of services and fulfillment	42	43
Selling and marketing	36	35
General and administrative	16	14
Depreciation	2	2
Amortization of intangible assets	1	2

Income from continuing operations	3	4
Other income, net	4	2
Gains from non-marketable investments	—	1

Income from continuing operations before income tax provision	7	7
Income tax provision	3	3

Income from continuing operations	4	4
Income from discontinued operations, net of taxes	—	—
Net income	4%	4%

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
Revenues (in millions)	$47.3	$40.6	6.7	17%
Revenues from research services (in millions)	$31.3	$26.8	4.5	17%
Advisory services and other revenues (in millions)	$16.0	$13.8	2.2	16%
Revenues attributable to customers outside of the United States (in millions)	$13.9	$12.4	1.5	12%
Revenues attributable to customers outside of the United States as a percentage of total revenue	30%	31%	(1)	(3)%

Number of clients	2,367	2,076	291	14%
Number of research employees	299	275	24	9%

Number of events	1	1	—	—%
The increase in total revenues and in research services revenues is primarily due to the increase in clients resulting from an increased number of salespeople during 2006, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of foreign currency translation total revenues would have increased 15%. No single client company accounted for more than 2% of revenues during the three months ended March 31, 2007 or 2006.
The increase in advisory services and other revenues is primarily the result of an increase in the number of research employees available to deliver advisory services.
International revenues increased 12% to $13.9 million in the three months ended March 31, 2007 from $12.4 million in the three months ended March 31, 2006 primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Cost of services and fulfillment (in millions)	$19.8	$17.3	2.5	15%
Cost of services and fulfillment as a percentage of total revenues	42%	43%	(1)	(2%)
Number of research and fulfillment employees	373	345	28	8%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees as well as an increase in the non-cash stock based compensation expense recorded under SFAS 123R. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Selling and marketing expenses (in millions)	$17.1	$14.5	2.6	18%
Selling and marketing expenses as a percentage of total revenues	36%	35%	1	3%
Number of selling and marketing employees	316	283	33	12%
The increase in selling and marketing expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount, annual increases in compensation costs, as well as an increase in the non-cash stock based compensation expense recorded under SFAS 123R.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED
	MARCH 31,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
General and administrative expenses (in millions)	$7.8	$5.6	2.2	39%
General and administrative expenses as a percentage of total revenues	16%	14%	2	14%
Number of general and administrative employees	118	104	14	13%
The increase in general and administrative expenses both in dollars and as a percentage of total revenues is primarily attributable to an increase in professional fees associated with the stock option investigation and restatement of our financial statements. Also contributing to the increase in dollars was increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation.
DEPRECIATION. Depreciation expense increased to $923,000 in the three months ended March 31, 2007 from $884,000 in the three months ended March 31, 2006. The increase is primarily attributable to depreciation expense for computer and software assets purchased during 2006.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $392,000 in the three months ended March 31, 2007 from $652,000 in the three months ended March 31, 2006. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 95% to $1.9 million during the three months ended March 31, 2007 from $958,000 during the three months ended March 31, 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to increasing interest rates.
GAINS FROM NON-MARKETABLE INVESTMENTS. Net gains on distributions from non-marketable investments totaled approximately $174,000 and $199,000 during the three months ended March 31, 2007 and 2006, respectively.

PROVISION FOR INCOME TAXES. During the three months ended March 31, 2007, we recorded an income tax provision of $1.3 million, which reflected an effective tax rate of 39%. During the three months ended March 31, 2006, we recorded an income tax provision of $1.5 million, which reflected an effective tax rate of 52%. The decrease in our effective tax rate for 2007 compared to 2006 was the result of a higher percentage of non-taxable interest income as a percentage of overall income and a reduction in projected non-deductible annual stock-based compensation expense in 2007 as compared to 2006.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the three months ended March 31, 2007, are annually renewable and are generally payable in advance. We generated cash from continuing operating activities of $21.5 million and $21.0 million during the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided from operations is primarily attributable to the increase in collections of accounts receivable and increased net income.
We used $22.7 million of cash in investing activities during the three months ended March 31, 2007 and we generated cash from investing activities of $6.8 million during the three months ended March 31, 2006. The decrease in cash provided from investing activities is primarily attributable to an increase in the net purchases of available-for-sale securities and to an increase in capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of March 31, 2007, we had contributed approximately $19.4 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
We generated cash from financing activities of $811,000 during the three months ended March 31, 2007 compared to $3.6 million during the three months ended March 31, 2006. The decrease in cash provided from financing activities is primarily attributable to a decrease in proceeds from exercises of employee stock options offset by a decrease in repurchases of our common stock.
In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. No shares were repurchased during the three months ended March 31, 2007. During the three months ended March 31, 2006, we repurchased 137,500 shares of common stock at an aggregate cost of approximately $2.9 million. As of March 31, 2007, we had cumulatively repurchased 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.
As of March 31, 2007, we had cash and cash equivalents of $38.8 million and available-for-sale securities of $189.6 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of March 31, 2007, we had future contractual obligations as follows for operating leases*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2007	2008	2009	2010	2011	Thereafter
	(IN THOUSANDS)
Operating leases	$32,225	$7,031	$7,188	$7,026	$6,888	$3,780	$312

*	The above table does not include future minimum rentals to be received under subleases of $240,000. The above table also does not include the remaining $600,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT MARCH 31,
	2007	FY 2007	FY 2008	FY 2009
Cash equivalents	$15,810	$15,810	$—	$—
Weighted average interest rate	4.85%	4.85%	—	—

Federal agency obligations	$2,991	$2,991	$—	$—
State and municipal agency obligations	177,685	142,867	22,205	12,613
Corporate obligations	8,866	8,866	—	—
Total Investments	$189,542	$154,724	$22,205	$12,613
Weighted average interest rate	3.62%	3.62%	3.63%	3.59%

Total portfolio	$205,352	$170,534	$22,205	$12,613
Weighted average interest rate	3.72%	3.74%	3.63%	3.59%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2007, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $28.2 million.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Our management has identified material weaknesses in our internal control over financial reporting relating to accounting for stock-based compensation and to income tax accounting for goodwill and intangible assets, as fully described in our Annual Report on 10-K for the year ended December 31, 2006. Because of these material weaknesses our principal executive officer and principal financial officer have determined that our disclosure controls and procedures were not effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time period specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, on a timely basis.
To address these material weaknesses, we have put in place additional processes and safeguards with respect to the granting and recording of stock options and the timeliness of revisions to our forfeiture estimates. These processes relate to required approvals for stock-based compensation awards, production and maintenance of documentation evidencing stock-based compensation awards and the approval of such awards, and timeliness of record-keeping. We have also supplemented our internal tax and accounting personnel with experienced external advisors who work directly with internal personnel and advise management as necessary on the complex tax and accounting issues associated with income tax accounting for goodwill and intangible assets.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as noted in the next paragraph, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As of the date of this filing, in response to the material weaknesses described above, the Company has implemented additional processes and safeguards, as noted above, designed to address the identified weaknesses in internal control over financial reporting with respect to accounting for stock options and income tax accounting for goodwill and intangible assets.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
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

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: November 19, 2007

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 19, 2007

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.