Form 10-Q
period 2007-06-30
FORRESTER RESEARCH INC
filed 2007-11-19
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

FORRESTER RESEARCH, INC.

Explanatory Note
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007, contains restated financial information for the comparable periods of 2006. Previously filed quarterly reports on Form 10-Q have not been amended and should not be relied upon.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$41,190	$39,157
Available-for-sale securities	194,748	168,676
Accounts receivable, net	37,774	59,727
Deferred commissions	8,542	10,117
Deferred income tax assets	14,203	13,592
Prepaid expenses and other current assets	10,601	7,610

Total current assets	307,058	298,879

Long-term assets:
Property and equipment, net	6,648	5,611
Goodwill, net	53,264	53,171
Deferred income tax assets, net	8,018	11,335
Non-marketable investments	10,174	13,015
Intangible assets, net	832	1,517
Other assets	620	615

Total long-term assets	79,556	85,264

Total assets	$386,614	$384,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,241	$2,878
Accrued expenses	25,529	29,852
Deferred revenue	92,002	99,875

Total current liabilities	120,772	132,605

Deferred income tax liability and non-current accrued income tax liability	7,274	6,633

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 27,929 and 27,884 shares as of June 30, 2007 and December 31, 2006, respectively
Outstanding — 23,090 and 23,045 shares as of June 30, 2007 and December 31, 2006, respectively	279	279
Additional paid-in capital	275,454	270,306
Retained earnings	69,065	62,766
Treasury stock, at cost — 4,839 shares as of June 30, 2007 and December 31, 2006	(85,834)	(85,834)
Accumulated other comprehensive loss	(396)	(2,612)

Total stockholders’ equity	258,568	244,905

Total liabilities and stockholders’ equity	$386,614	$384,143

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
	(UNAUDITED)
		(as restated)		(as restated)
Revenues:
Research services	$32,065	$27,815	$63,367	$54,590
Advisory services and other	23,120	20,043	39,135	33,861

Total revenues	55,185	47,858	102,502	88,451

Operating expenses:
Cost of services and fulfillment	21,620	19,919	41,458	37,231
Selling and marketing	17,783	15,328	34,900	29,803
General and administrative	7,773	5,672	15,531	11,315
Depreciation	932	916	1,855	1,800
Amortization of intangible assets	293	472	685	1,124

Total operating expenses	48,401	42,307	94,429	81,273

Income from continuing operations	6,784	5,551	8,073	7,178

Other income:
Other income, net	2,112	1,326	3,978	2,284
(Impairments) gains from non-marketable investments, net	(1,962)	8	(1,788)	207

Income from continuing operations before income tax provision	6,934	6,885	10,263	9,669

Income tax provision	2,432	3,237	3,731	4,690

Income from continuing operations	4,502	3,648	6,532	4,979

Income from discontinued operations, net of taxes	—	135	—	248

Net income	$4,502	$3,783	$6,532	$5,227

Basic net income per common share from continuing operations	$0.20	$0.16	$0.28	$0.23

Basic net income per common share from discontinued operations	—	0.01	—	0.01

Basic net income per common share	$0.20	$0.17	$0.28	$0.24

Diluted net income per common share from continuing operations	$0.19	$0.16	$0.27	$0.22

Diluted net income per common share from discontinued operations	—	0.01	—	0.01

Diluted net income per common share	$0.19	$0.17	$0.27	$0.23

Basic weighted average common shares outstanding	23,072	21,988	23,065	21,587

Diluted weighted average common shares outstanding	23,827	22,826	23,789	22,326

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
	(UNAUDITED)
		(as restated)
Cash flows from operating activities:
Net income	$6,532	$5,227
Income from discontinued operations, net of taxes	—	(248)

Income from continuing operations	6,532	4,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,855	1,800
Amortization of intangible assets	685	1,124
(Impairments) gains from non-marketable investments, net	1,788	(161)
Increase in provision for doubtful accounts	300	—
Deferred income taxes	2,099	(168)
Non-cash stock-based compensation	4,338	3,660
Amortization of premium on available-for-sale securities	333	406
Changes in assets and liabilities:
Accounts receivable	21,861	20,014
Deferred commissions	1,575	1,157
Prepaid expenses and other current assets	(4,613)	(2,384)
Accounts payable	363	1,482
Accrued expenses	(2,574)	1,948
Deferred revenue	(8,414)	(6,701)

Net cash provided by continuing operations	26,128	27,156
Net cash provided by discontinued operations	—	51

Net cash provided by operating activities	26,128	27,207

Cash flows from investing activities:
Purchases of property and equipment	(2,861)	(1,676)
Purchases of non-marketable investments	—	(300)
Proceeds from non-marketable investments	883	188
Proceeds from sale of discontinued operations	250	—
Decrease in other assets	149	153
Purchases of available-for-sale securities	(541,494)	(229,887)
Proceeds from sales and maturities of available-for-sale securities	517,955	215,821

Net cash used in investing activities	(25,118)	(15,701)

Cash flows from financing activities:
Proceeds from issuance of common stock	811	26,950
Tax benefits related to stock options	—	198
Acquisition of treasury stock	—	(2,935)

Net cash provided by financing activities	811	24,213

Effect of exchange rate changes on cash and cash equivalents	212	301

Net increase in cash and cash equivalents	2,033	36,020

Cash and cash equivalents, beginning of period	39,157	48,538

Cash and cash equivalents, end of period	$41,190	$84,558

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,947	$105

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In this form 10-Q, the Company is restating its consolidated financial statements for the three and six months ended June 30, 2006 for the matters more fully described in Note 2. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended June 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.
Stock-Based Compensation
Effective January 1, 2006, Forrester adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment ” (“SFAS No. 123R”). All of Forrester’s stock options are accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two employee equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.
Under the provisions of SFAS No. 123R, Forrester recorded approximately $ 1.7 million and $1.9 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended June 30, 2007 and 2006, respectively, and $4.3 million and $3.7 million for the six months ended June 30, 2007 and 2006 included in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Cost of services and fulfillment	$840	$782	$2,302	$1,558
Selling and marketing	532	493	1,211	951
General and administrative	348	581	825	1,151

	$1,720	$1,856	$4,338	$3,660

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and will vest only if certain pro forma operating margin targets related to full year 2007 performance are achieved. The vesting of these options is over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. As of June 30, 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the three months then ended. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of two years for the year one vest, three years for the year two vest and four years for the year three vest to value these options. The expense related to these options is being recognized on a graded basis.

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
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended June 30, 2006 were $7.33 and $4.11, respectively. For the three months ended June 30, 2007, the weighted average fair values of the options granted under the stock options was $8.27. For the six months ended June 30, 2006, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $7.63 and $4.11, respectively. For the six months ended June 30, 2007, the weighted average fair value of the options granted under the stock option plans was $8.34. The option period under the employee stock purchase plan that would have resulted in the purchase of shares at the end of June was terminated and as a result no compensation expense was recognized related to this period for the three and six months ended June 30, 2007. The options granted under the stock option plans and shares subject to the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended	3 Months Ended
	June 30, 2007	June 30, 2006
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.6%	4.9%	4.5%
Expected dividend yield	None	None	None
Expected life	3.0 Years	3.5 Years	0.5 Years
Expected volatility	35%	35%	23%

	6 Months Ended	6 Months Ended
	June 30, 2007	June 30, 2006
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.6%	4.8%	4.5%
Expected dividend yield	None	None	None
Expected life	3.1 Years	3.9 Years	0.5 Years
Expected volatility	35%	35%	23%
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
The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $462,000. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $10.7 and $14.3 million, respectively. The unamortized fair value of stock options as of June 30, 2007 was $8.6 million, with a weighted average remaining recognition period of 1.4 years.
The following table summarizes stock option activity under all stock option plans for the six months ended June 30, 2007 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2006	3,319	$21.52

Granted	465	28.19
Exercised	(45)	17.99
Cancelled	(89)	20.19

Outstanding as of June 30, 2007	3,650	$22.44	7.05	$25,287

Exercisable as of June 30, 2007	2,156	$20.61	5.80	$19,623

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
As of January 1, 2007, the total gross amount of reserves for income taxes, which is reported in deferred income tax liability and non-current accrued income tax liability in the consolidated balance sheet as of June 30, 2007, is $506,000. Of that amount, $392,000, if recognized, would affect the Company’s effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact the effective tax rate. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of January 1, 2007 is $114,000. As of June 30, 2007, there were no changes to the Company’s reserves for income taxes that were material to the Company’s consolidated financial statements.
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
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION
In its Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), the Company restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Income, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended December 31, 2005 and 2004 as well as the unaudited quarterly financial information for interim periods of 2006 and 2005. The restatement covered three separate matters: (1) the results of the inquiry into the Company’s historical stock option granting practices (2) failure to properly account for the difference in the book and tax basis of goodwill related to a German acquisition in 2000 primarily due to a write-down of goodwill for tax purposes in 2002 and (3) failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123R during 2006 interim periods. All of the 2006 information included in the financial statements included in this Quarterly Report on Form 10-Q reflects the aforementioned restatements. For the three and six months ended June 30, 2006 the aforementioned restatements decreased income from continuing operations and net income by approximately $68,000 and $136,000, respectively. Total cumulative adjustments from the aforementioned restatements for the period from 1998 through December 31, 2006 decreased income from continuing operations and net income by $47.0 and $36.7 million, respectively. Footnote 16 to the consolidated financial statements included in the 2006 10-K contains restated financial information, including restated consolidated balance sheets and statements of income, as well as the effects of the restatement, for the first three quarters of 2006 and all of the interim periods of 2005.
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
During the three and six months ended June 30, 2007, the Company incurred approximately $1.1 and $2.5 million, respectively, of fees related to the stock option investigation and the restatement of the Company’s historical financial statements which have been recorded in the caption General and Administrative Expense. While the Company cannot quantify or estimate the amount or timing of all these fees throughout 2007 and into the future, the Company expects that these fees will primarily consist of legal fees, forensic accounting, tax advisory, and other professional services fees associated with the independent investigation, the restatement, and the SEC’s inquiry into the Company’s stock option granting practices.
NOTE 3 — DISCONTINUED OPERATIONS
On September 26, 2006, Forrester completed the sale of its Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder paid in June 2007. The sale resulted in a gain on the disposal (net of tax) of $1.4 million. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a fit with its core focus on broad, global business and consumer technology data.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the UCP product line are reported as discontinued operations for all periods presented. The UCP product line had gross revenues for the three and six months ended June 30, 2006 of $626,000, and $1.2 million. Net income for the three and six months ended June 30, 2006 was $135,000 (net of $93,000 of income tax expense) and $248,000 (net of $172,000 of income tax expense), respectively. The financial results of the UCP product line are reported as a single line item of “Income from discontinued operations, net of taxes” for all periods presented. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The net assets and net liabilities of the discontinued operations were not separately stated on the December 31, 2006 balance sheet as management determined the amounts to be immaterial. The financial results of the UCP product line have been reflected as discontinued operations in the consolidated financial statements and related disclosures. The operating results of the UCP product line would have been included in the Marketing and Strategy operating segment (Note 10).
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2007 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$20,209	$19,377	$832
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,223	$22,391	$832

Amortization expense related to identifiable intangible assets was approximately $293,000 and $472,000 during the three months ended June 30, 2007 and 2006, respectively, and $685,000 and $1.1 million during the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining six months ending December 31, 2007	$603
Year ending December 31, 2008	229

Total	$832

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

The activity related to the January 2004 reorganization during the six months ended June 30, 2007 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	June 30,
	2006	Payments	2007
	(IN THOUSANDS)
Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	1,061	570	491

Total	$1,139	$570	$569

The accrued costs related to the 2004 reorganizations are expected to be paid by the end of 2007.
NOTE 6 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and six months ended June 30, 2007 and 2006 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2007 and 2006 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
Basic weighted average common shares outstanding	23,072	21,988	23,065	21,587
Weighted average common equivalent shares	755	838	724	739

Diluted weighted average shares outstanding	23,827	22,826	23,789	22,326

During the three and six month periods ended June 30, 2007 and 2006, approximately 1,092,000 and 1,132,000 and 941,000 and 1,517,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 7 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
Unrealized gain on available-for-sale securities, net of taxes	$2,545	$37	$2,575	$104
Cumulative translation adjustment	(217)	(90)	(359)	(172)

Total other comprehensive income (loss)	2,328	(53)	2,216	(68)
Reported net income	4,502	3,783	6,532	5,227

Total comprehensive income	$6,830	$3,730	$8,748	$5,159

NOTE 8 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended June 30, 2007 and 2006, Forrester contributed approximately $113,000 and $125,000 to these investment funds, respectively. During the six months ended June 30, 2007 and 2006, Forrester contributed approximately $113,000 and $563,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the investee in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and six months ended June 30, 2007, gross distributions of $313,000 and $613,000, respectively, were recorded and resulted in gains of $197,000 and $371,000, respectively, in the consolidated statements of income. During the three and six months ended June 30, 2006, gross distributions of $223,000 and $498,000, respectively, were recorded and resulted in gains of $170,000 and $369,000, respectively, in the consolidated statements of income. In June 2007, Forrester recorded an impairment of approximately $2.0 million which is included in the consolidated statements of income for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006 there were no impairments recorded. During the three months and six months ended June 30, 2007 and 2006, fund management charges of approximately $84,000 and $168,000 were included in other income, net for each period in the consolidated statements of income, respectively, bringing the total cumulative fund management charges paid by Forrester to approximately $2.8 million as of June 30, 2007. Fund management charges are recorded as a reduction of the investments’ carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of two years in an annex fund of one of the two private equity investment funds. As of June 30, 2006, $2.0 million had been contributed to the annex fund. The annex fund investment is outside of the scope of the bonus plan described above. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the investee in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. In the three months ended June 30, 2007 and 2006, Forrester recorded impairments of approximately $123,000 and $162,000, respectively, which is included in the consolidated statements of income for the three and six months ended June 30, 2007 and 2006. During the three months ended June 30, 2007 the Company recorded an impairment of $123,000. During the three months ended June 30, 2007, Forrester received a distribution of $39,000 which was accounted for as a return of capital.
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

NOTE 9 — STOCK REPURCHASE
In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and stock purchase plans and for potential acquisitions. As of June 30, 2007, Forrester had repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.
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
The following tables present information about reportable segments. Segment information for the three and six months ended June 30, 2006 has been restated to conform to the current year’s presentation.

	IT	TI	M&S	Other	Consolidated
Three months ended June 30, 2007
Revenue	$21,652	$16,199	$11,420	$5,914	$55,185
Direct Margin	11,047	9,275	4,962	(3,995)	21,289
Corporate expenses					14,212
Amortization of intangible assets					293

Income from continuing operations					$6,784

Three months ended June 30, 2006 (as restated)
Revenue	$19,409	$14,324	$9,812	$4,313	$47,858
Direct Margin	9,858	8,465	3,103	(3,632)	17,794
Corporate expenses					11,771
Amortization of intangible assets					472

Income from continuing operations					$5,551

	IT	TI	M&S	Other	Consolidated
Six months ended June 30, 2007
Revenue	$42,784	$31,576	$21,635	$6,507	$102,502
Direct Margin	22,645	18,315	9,142	(11,004)	39,098
Corporate expenses					30,340
Amortization of intangible assets					685

Income from continuing operations					$8,073

Six months ended June 30, 2006 (as restated)
Revenue	$37,307	$27,533	$18,861	$4,750	$88,451
Direct Margin	18,516	16,405	5,755	(9,605)	31,071
Corporate expenses					22,769
Amortization of intangible assets					1,124

Income from continuing operations					$7,178

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
United States	$38,850	$33,695	$72,208	$61,899
Europe (excluding United Kingdom)	6,000	6,569	11,446	11,099
United Kingdom	5,081	3,171	8,603	6,665
Canada	3,017	2,110	5,778	4,236
Other	2,237	2,313	4,467	4,552

	$55,185	$47,858	$102,502	$88,451

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
United States	70%	71%	71%	70%
Europe (excluding United Kingdom)	11	14	11	12
United Kingdom	9	6	8	8
Canada	6	4	6	5
Other	4	5	4	5

	100%	100%	100%	100%

NOTE 11 — AVAILABLE -FOR-SALE INVESTMENT
Forrester owns common stock in ComScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore completed an initial public offering of its common stock. As of June 30, 2007, the investment of approximately $2.9 million, which is included in available-for-sale securities in the accompanying consolidated balance sheet, is stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income. As of June 30, 2007, approximately $2.6 million of unrealized gain was recorded as a component of other comprehensive income.
NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at June 30, 2007. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve-month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
Deferred Revenue (in millions)	$92.0	$80.3	11.7	15%
Agreement Value (in millions)	$173.9	$154.4	19.5	13%
Client Retention	76%	78%	(2)	(3)%
Dollar Retention	87%	86%	1	1%
Enrichment	106%	110%	(4)	(4)%
Number of clients	2,364	2,172	192	9%
The increase in deferred revenue and agreement value from June 30, 2006 to June 30, 2007 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at June 30, 2007 was approximately $42,800, an increase of 5% from $40,800 at June 30, 2006. The client retention decrease reflects a greater proportion of new business contracts in 2006 relative to other expiring contracts than historically experienced, and new business contracts typically renew at lower rates. The decrease in client retention as well as in enrichment also reflects lower than historical renewal and enrichment rates in Europe and Asia Pacific due in part to organizational re-alignment.
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
•	REVENUE RECOGNITION. We generate revenues from licensing research, performing advisory services, hosting events and selling annual memberships. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Revenues from Forrester teleconferences and reimbursed out of pocket expenses are recorded as advisory service revenues. Event revenues are recognized upon completion of the events. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a money back guarantee, which gives them the right to cancel their contracts prior to the end of the contract

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

We determined the actual measurement dates for historical stock option grants using the approach described in the Explanatory Note on page 2 of the 2006 10-K and in note 2 to the consolidated financial statements included in the 2006 10-K. The use of a different approach could have resulted in different measurement dates, with exercise prices that may have resulted in more or less compensation expense to the Company.

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $865,000 as of June 30, 2007. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on our market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2007, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Research services	58%	58%	62%	62%
Advisory services and other	42	42	38	38

Total revenues	100	100	100	100

Cost of services and fulfillment	39	41	40	42
Selling and marketing	32	32	34	34
General and administrative	14	12	15	13
Depreciation	2	2	2	2
Amortization of intangible assets	1	1	1	1

Income from continuing operations	12	12	8	8
Other income, net	4	3	4	3
(Impairments)gains from non-marketable investments, net	(4)	—	(2)	—

Income before from continuing operations before income tax provision	12	15	10	11
Income tax provision	4	7	4	5

Income from continuing operations	8%	8%	6%	6%

Income from discontinued operations, net of taxes	—	—	—	—

Net income	8%	8%	6%	6%

THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
REVENUES.

	THREE MONTHS
	ENDED
	JUNE 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Revenues (in millions)	$55.2	$47.9	7.3	15%
Revenues from research services (in millions)	$32.1	$27.8	4.3	15%
Advisory services and other revenues (in millions)	$23.1	$20.1	3.0	15%
Revenues attributable to customers outside of the United States (in millions)	$16.3	$14.2	2.1	15%
Revenues attributable to customers outside of the United States as a percentage of total revenues	30%	29%	1	3%
Number of clients	2,364	2,172	192	9%
Number of research employees	320	286	34	12%
Number of events	5	3	2	67%
The increase in total revenues and in research services revenues is primarily due to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, an increase in the number of events, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased by 13%. No single client company accounted for more than 2% of revenues during the three months ended June 30, 2007 or 2006.
The increase in advisory services and other revenues is primarily attributable to increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance.

International revenues increased 15% to $16.3 million in the three months ended June 30, 2007 from $14.2 million in the three months ended June 30, 2006 primarily due to the effects of foreign currency translation. The increase in international revenues as a percentage of total revenues is primarily attributable to the effects of foreign currency translation.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Cost of services and fulfillment (in millions)	$21.6	$19.9	1.7	9%
Cost of services and fulfillment as a percentage of total revenues	39%	41%	(2)	(5)%
Number of research and fulfillment employees	393	356	37	10%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Selling and marketing expenses (in millions)	$17.8	$15.3	2.5	16%
Selling and marketing expenses as a percentage of total revenues	32%	32%	—	—%
Number of selling and marketing employees	326	289	37	13%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
General and administrative expenses (in millions)	$7.8	$5.7	2.1	37%
General and administrative expenses as a percentage of total revenues	14%	12%	2	17%
Number of general and administrative employees	129	107	22	21%
The increase in general and administrative expenses is primarily attributable to increased professional fees associated with the stock option investigation and restatement of our financial statements. The increase in general and administrative expenses is also due to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
DEPRECIATION. Depreciation expense increased 2% to $932,000 in the three months ended June 30, 2007 from $916,000 in the three months ended June 30, 2006. The increase is primarily attributable to depreciation expense related to computer and software purchases.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $293,000 in the three months ended June 30, 2007 from $472,000 in the three months ended June 30, 2006. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 62% to approximately $2.1 million in the three months ended June 30, 2007 from approximately $1.3 million in the three months ended June 30, 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to higher returns on invested capital.
(IMPAIRMENTS) GAINS FROM NON-MARKETABLE INVESTMENTS, NET. Net impairments from non-marketable investments totaled $2.0 million for the three months ended June 30, 2007. Net gains from non-marketable investments were $8,000 in the three months ended June 30, 2006.
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2007, we recorded an income tax provision of approximately $2.4 million, which reflected an effective tax rate of 35%. During the three months ended June 30, 2006, we recorded an income tax provision of approximately $3.2 million, which reflected an effective tax rate of 47%. The decrease in our effective tax rate for fiscal year 2007 resulted primarily from a higher percentage of non-taxable interest income as a percentage of overall income and a reduction in projected non-deductible annual stock-based compensation expense in 2007 as compared to 2006.
SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
REVENUES.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Revenues (in millions)	$102.5	$88.5	14.0	16%
Revenues from research services (in millions)	$63.4	$54.6	8.8	16%
Advisory services and other revenues (in millions)	$39.1	$33.9	5.2	15%
Revenues attributable to customers outside of the United States (in millions)	$30.3	$26.6	3.7	14%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	30%	(1)	(3)%
Number of clients	2,364	2,172	192	9%
Number of research employees	320	286	34	12%
Number of events	6	4	2	50%
The increase in total revenues and in research services revenues is primarily attributable to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues for the six month period ended June 30, 2007 would have increased 14%. No single client company accounted for more than 3% of revenues during the six months ended June 30, 2007 or 2006.
The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship revenue.
International revenues increased 14% to $30.3 million in the six months ended June 30, 2007 from $26.6 million in the six months ended June 30, 2006 primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Cost of services and fulfillment (in millions)	$41.5	$37.2	4.3	12%
Cost of services and fulfillment as a percentage of total revenues	40%	42%	(2)	(5)%
Number of research and fulfillment employees	393	356	37	10%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs and an increase in non-cash stock-based compensation expense under SFAS No. 123R. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Selling and marketing expenses (in millions)	$34.9	$29.8	5.1	17%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—%
Number of selling and marketing employees	326	289	37	13%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
General and administrative expenses (in millions)	$15.5	$11.3	4.2	37%
General and administrative expenses as a percentage of total revenues	15%	13%	2	15%
Number of general and administrative employees	129	107	22	21%
The increase in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to an increase in professional fees associated with the stock option investigation and restatement of our financial statements. Also contributing to the increase in general and administrative expenses was increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
DEPRECIATION. Depreciation expense increased 3% to approximately $1.9 million in the six months ended June 30, 2007 from approximately $1.8 million in the six months ended June 30, 2006. The increase is primarily attributable to depreciation expense related to computer and software purchases.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $685,000 in the six months ended June 30, 2007 from approximately $1.1 million in the six months ended June 30, 2006. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 74% to approximately $4.0 million in the six months ended June 30, 2007 from approximately $2.3 million in the six months ended June 30, 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to higher returns on invested capital.
(IMPAIRMENTS) GAINS FROM NON-MARKETABLE DISCOUNTS, NET. Net impairments from non-marketable investments totaled $1.8 million during the six months ended June 30, 2007. Net gains on distributions from non-marketable investments totaled approximately $207,000 during the six months ended June 30, 2006.

PROVISION FOR INCOME TAXES. During the six months ended June 30, 2007, we recorded an income tax provision of approximately $3.7 million, which reflected an effective tax rate of 36%. During the six months ended June 30, 2006, we recorded an income tax provision of approximately $4.7 million, which reflected an effective tax rate of 49%. The decrease in our effective tax rate for fiscal year 2007 resulted primarily from a higher percentage of non-taxable interest income as a percentage of overall income and a reduction in projected non-deductible annual stock-based compensation expense in 2007 as compared to 2006.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 62% of our revenues during the six months ended June 30, 2007, are annually renewable and are generally payable in advance. We generated cash from continuing operations of $26.1 million and $27.2 million during the six months ended June 30, 2007 and 2006, respectively.
During the six months ended June 30, 2007, we used $25.1 million of cash in investing activities, consisting primarily of $23.5 million used in net purchases of available-for-sale securities. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of June 30, 2007, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
We generated cash from financing activities of $811,000 and $24.2 million during the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in cash provided from financing activities is primarily attributable to a decrease in proceeds from exercises of employee stock options offset by a decrease in repurchases of our common stock.
In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. We did not repurchase any shares during the six months ended June 30, 2007. As of June 30, 2007, we had cumulatively repurchased 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million.
As of June 30, 2007, we had cash and cash equivalents of $41.2 million and available-for-sale securities of $194.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of June 30, 2007, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2007	2008	2009	2010	2011	Thereafter
	(IN THOUSANDS)
Operating leases	$29,929	$4,614	$7,230	$7,066	$6,922	$3,784	$313

*	The above table does not include future minimum rentals to be received under subleases of $150,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT JUNE 30,
	2007	FY 2007	FY 2008	FY 2009	FY 2010
Cash equivalents	$10,413	$10,413	$—	$—	$—
Weighted average interest rate	4.94%	4.94%	—	—	—

Federal agency obligations	$998	$998	$—	$—	$—
State and municipal agency obligations	187,080	128,687	27,034	28,000	3,359
Corporate obligations	3,667	3,667	—	—	—
Total Investments	$191,745	$133,352	$27,034	$28,000	$3,359
Weighted average interest rate	3.75%	3.80%	3.64%	3.63%	3.66%

Total portfolio	$202,158	$143,765	$27,034	$28,000	$3,359
Weighted average interest rate	3.81%	3.88%	3.64%	3.63%	3.66%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2007, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $28.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Our management has identified material weaknesses in our internal control over financial reporting relating to accounting for stock-based compensation and to income tax accounting for goodwill and intangible assets, as fully described in our Annual Report on 10-K for the year ended December 31, 2006. Because of these material weaknesses our principal executive officer and principal financial officer have determined that our disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time period specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, on a timely basis.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as noted in the next paragraph, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As of the date of this filing, in response to the material weaknesses described above, the Company has implemented additional processes and safeguards, as noted above, designed to address the identified weaknesses in internal control over financial reporting with respect to accounting for stock options and income tax accounting for goodwill and intangible assets.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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