Form 10-Q
period 2007-09-30
FORRESTER RESEARCH INC
filed 2007-11-20
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NUMBER: 000-21433
FORRESTER RESEARCH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2797789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 TECHNOLOGY SQUARE
CAMBRIDGE, MASSACHUSETTS
(Address of principal executive	02139
offices)	(Zip Code)
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

FORRESTER RESEARCH, INC.

Explanatory Note
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007, contains restated financial information for the comparable periods of 2006. Previously filed quarterly reports on Form 10-Q have not been amended and should not be relied upon.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$40,820	$39,157
Available-for-sale securities	198,562	168,676
Accounts receivable, net	35,729	59,727
Deferred commissions	7,901	10,117
Deferred income tax assets, net	14,717	13,592
Prepaid expenses and other current assets	10,558	7,610

Total current assets	308,287	298,879

Long-term assets:
Property and equipment, net	6,641	5,611
Goodwill, net	53,527	53,171
Deferred income tax assets, net	5,323	11,335
Non-marketable investments	10,013	13,015
Intangible assets, net	539	1,517
Other assets	855	615

Total long-term assets	76,898	85,264

Total assets	$385,185	$384,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,531	$2,878
Accrued expenses	23,520	29,852
Deferred revenue	85,238	99,875

Total current liabilities	111,289	132,605

Deferred income tax liability and non-current accrued income tax liability	6,068	6,633

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 27,929 and 27,884 shares as of September 30, 2007 and December 31, 2006, respectively
Outstanding — 23,090 and 23,045 shares as of September 30, 2007 and December 31, 2006, respectively	279	279
Additional paid-in capital	276,880	270,306
Retained earnings	75,862	62,766
Treasury stock, at cost — 4,839 shares as of September 30, 2007 and December 31, 2006	(85,834)	(85,834)
Accumulated other comprehensive income (loss)	641	(2,612)

Total stockholders’ equity	267,828	244,905

Total liabilities and stockholders’ equity	$385,185	$384,143

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(UNAUDITED)
	(as restated)		(as restated)
Revenues:
Research services	$32,945	$29,690	$96,312	$84,280
Advisory services and other	18,190	14,384	57,325	48,245

Total revenues	51,135	44,074	153,637	132,525

Operating expenses:
Cost of services and fulfillment	18,648	17,070	60,106	54,301
Selling and marketing	17,913	14,228	52,813	44,031
General and administrative	7,002	5,445	22,533	16,760
Depreciation	1,026	947	2,881	2,747
Amortization of intangible assets	293	474	978	1,598

Total operating expenses	44,882	38,164	139,311	119,437

Income from continuing operations	6,253	5,910	14,326	13,088
Other income:
Other income, net	2,175	1,652	6,153	3,936
Gains (impairments) from non-marketable investments, net	98	98	(1,690)	305

Income from continuing operations before income tax provision	8,526	7,660	18,789	17,329

Income tax provision	1,729	2,828	5,460	7,511

Income from continuing operations	6,797	4,832	13,329	9,818

Discontinued operations:
Income from discontinued operations, net of taxes	—	51	—	300
Gain on sale of discontinued operations, net of taxes	—	1,399	—	1,399

Net income	$6,797	$6,282	$13,329	$11,517

Basic net income per common share from continuing operations	$0.29	$0.21	$0.58	$0.45

Basic net income per common share from discontinued operations	$—	$0.07	$—	$0.08

Basic net income per share	$0.29	$0.28	$0.58	$0.53

Diluted net income per common share from continuing operations	$0.29	$0.21	$0.56	$0.43

Diluted net income per common share from discontinued operations	$—	$0.06	$—	$0.08

Diluted net income per share	$0.29	$0.27	$0.56	$0.51

Basic weighted average common shares outstanding	23,072	22,637	23,067	21,937

Diluted weighted average common shares outstanding	23,667	23,428	23,749	22,693

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(UNAUDITED)
		(as restated)
Cash flows from operating activities:
Net income	$13,329	$11,517
Income from discontinued operations	—	(300)
Gain on disposal of discontinued operations, net	—	(1,399)

Income from continuing operations	13,329	9,818

Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	2,881	2,747
Amortization of intangible assets	978	1,598
Impairments (gains) from non-marketable investments, net	1,690	(258)
Deferred income taxes	3,991	(316)
Non-cash stock-based compensation	5,763	5,209
Increase in provision for doubtful accounts	380	150
Amortization of premium on available-for-sale securities	473	631
Changes in assets and liabilities-
Accounts receivable	24,147	21,816
Deferred commissions	2,216	1,725
Prepaid expenses and other current assets	(4,146)	(1,606)
Accounts payable	(338)	280
Accrued expenses	(6,116)	5,403
Deferred revenue	(16,053)	(11,389)

Net cash provided by continuing operations	29,195	35,808
Net cash provided by discontinued operations	—	326

Net cash provided by operating activities	29,195	36,134

Cash flows from investing activities:
Purchases of property and equipment	(3,826)	(2,348)
Purchase of non-marketable investments	—	(300)
Proceeds from non-marketable investments	1,058	380
Proceeds from sale of discontinued operations	250	1,642
Decrease in other assets	26	403
Purchase of available-for-sale securities	(872,420)	(465,362)
Proceeds from sales and maturities of available-for-sale securities	845,631	388,916

Net cash used in investing activities	(29,281)	(76,669)

Cash flows from financing activities:
Proceeds from issuance of common stock	811	35,216
Tax benefits related to stock options	—	253
Acquisition of treasury stock	—	(12,307)

Net cash provided by financing activities	811	23,162
Effect of exchange rate changes on cash and cash equivalents	938	457

Net increase (decrease) in cash and cash equivalents	1,663	(16,916)

Cash and cash equivalents, beginning of period	39,157	48,538

Cash and cash equivalents, end of period	$40,820	$31,622

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,428	$1,891

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In this form 10-Q, the Company is restating its consolidated financial statements for the three and nine months ended September 30, 2006 for the matters more fully described in Note 2. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report of Forrester Research, Inc. (“Forrester”) as reported on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended September 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period.
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
Under the provisions of SFAS No. 123R, Forrester recorded approximately $1.4 and $1.5 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended September 30, 2007 and 2006, respectively, and $5.8 and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Cost of services and fulfillment	$817	$696	$3,119	$2,254
Selling and marketing	313	443	1,524	1,393
General and administrative	295	410	1,120	1,562

	$1,425	$1,549	$5,763	$5,209

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and will vest only if certain pro forma operating margin targets related to full year 2007 performance are achieved. The vesting of these options is over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. As of September 30, 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized for the three months then ended assuming that vesting period. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of two years for the year one vest, three years for the year two vest and four years for the year three vest to value these options. The expense related to these options is being recognized on a graded basis.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized for the interim reporting periods of 2006 assuming that vesting period. These options do not meet the criteria of “plain vanilla” options and therefore the simplified method for calculating the expected term of these options could not be used. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of two years for the year one vest, three years for the year two vest and four years for the year three vest to value these options. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2006 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months. The additional compensation expense associated with this accelerated vesting was recognized during the first quarter of 2007 and the unamortized compensation expense as of March 31, 2007, is being recognized over the remaining vesting period.
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. For the three months ended September 30, 2007, the weighted average fair values of the options granted under the stock options was $8.48. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended September 30, 2006 were $12.14 and $6.13, respectively. For the nine months ended September 30, 2007, the weighted average fair value of the options granted under the stock option plans was $8.35. For the nine months ended September 30, 2006, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $7.79 and $4.78, respectively. The option period under the employee stock purchase plan that would have resulted in the purchase of shares at the end of June was terminated and as a result no compensation expense was recognized related to this period for the three and nine months ended September 30, 2007. The options granted under the stock option plans and shares subject to the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended	3 Months Ended
	September 30, 2007	September 30, 2006
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.8%	5.1%	5.3%
Expected dividend yield	None	None	None
Expected life	3.5 Years	6.3 Years	0.5 Years
Expected volatility	35%	35%	26%

	9 Months Ended	9 Months Ended
	September 30, 2007	September 30, 2006
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.7%	4.8%	4.8%
Expected dividend yield	None	None	None
Expected life	3.2 Years	4.0 Years	0.5 Years
Expected volatility	35%	35%	24%
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
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $462,000. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006, was $4.2 and $18.5 million, respectively. The unamortized fair value of stock options as of September 30, 2007 was $7.3 million, with a weighted average remaining recognition period of 1.2 years.
The following table summarizes stock option activity under all stock option plans for the nine months ended September 30, 2007 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2006	3,319	$21.52

Granted	499	28.10
Exercised	(45)	17.99
Cancelled	(142)	21.26

Outstanding as of September 30, 2007	3,631	$22.47	6.8	$13,486

Exercisable as of September 30, 2007	2,182	$20.59	5.6	$11,248

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
As of January 1, 2007, the total gross amount of reserves for income taxes, which is reported in deferred income tax liability and non-current accrued income tax liability in the consolidated balance sheet as of September 30, 2007, is $506,000. Of that amount, $392,000, if recognized, would affect the Company’s effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to provision for income taxes and would impact the effective tax rate. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of January 1, 2007 is $114,000. As of September 30, 2007, there were no changes to the Company’s reserves for income taxes that were material to the Company’s consolidated financial statements.
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
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND STOCK OPTION INVESTIGATION
In its Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), the Company restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Income, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended December 31, 2005 and 2004 as well as the unaudited quarterly financial information for interim periods of 2006 and 2005. The restatement covered three separate matters: (1) the results of the inquiry into the Company’s historical stock option granting practices (2) failure to properly account for the difference in the book and tax basis of goodwill related to a German acquisition in 2000 primarily due to a write-down of goodwill for tax purposes in 2002 and (3) failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123R during 2006 interim periods. All of the 2006 information included in the financial statements included in this Quarterly Report on Form 10-Q reflects the aforementioned restatements. For the three and nine months ended September 30, 2006 the aforementioned restatements increased net income and income from continuing operations by approximately $1.0 million and $838,000, respectively. Total cumulative adjustments from the aforementioned restatements for the period from 1998 through December 31, 2006 decreased income from continuing operations and net income by $47.0 and $36.7 million, respectively. Footnote 16 to the consolidated financial statements included in the 2006 10-K contains restated financial information, including restated consolidated balance sheets and statements of income, as well as the effects of the restatement, for the first three quarters of 2006 and all of the interim periods of 2005.
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
During the three and nine months ended September 30, 2007, the Company incurred approximately $808,000 and $3.3 million, respectively, of fees related to the stock option investigation and the restatement of the Company’s historical financial statements which have been recorded in the caption General and Administrative Expense. While the Company cannot quantify or estimate the amount or timing of all these fees throughout 2007 and into the future, the Company expects that these fees will primarily consist of legal fees, forensic accounting, tax advisory, and other professional services fees associated with the independent investigation, the restatement, and the SEC’s inquiry into the Company’s stock option granting practices.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the UCP product line are reported as discontinued operations for all periods presented. The UCP product line had revenues for the three months ended September 30, 2006 of $537,000 and revenues for the nine months ended September 30, 2006 of $1.8 million. Net income from the discontinued operations was $51,000, net of $33,000 of taxes, for the three months ended September 30, 2006 and $300,000, net of $204,000 of taxes, for the nine months ended September 30, 2006. The financial results of the UCP product line are reported as a single line item of “Income from discontinued operations, net of taxes” for all periods presented. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The net assets and net liabilities of the discontinued operations were not separately stated on the December 31, 2006 balance sheet as management determined the amounts to be immaterial. The financial results of the UCP product line have been reflected as discontinued operations in the consolidated financial statements and related disclosures. The operating results of the UCP product line would have been included in the Marketing and Strategy operating segment (Note 10).
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of September 30, 2007 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$20,348	$19,809	$539
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,362	$22,823	$539

Amortization expense related to identifiable intangible assets was approximately $293,000 and $474,000 during the three months ended September 30, 2007 and 2006, respectively, and $978,000 and $1.6 million during the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining three months ending December 31, 2007	$310
Year ending December 31, 2008	229

Total	$539

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
The activity related to the January 2004 reorganization during the nine months ended September 30, 2007 is as follows:

	Accrued as of		Accrued as of
	December 31,	Cash	September 30,
	2006	Payments	2007
	(IN THOUSANDS)
Workforce reduction	$78	$—	$78
Facility consolidation and other related costs	1,061	860	201

Total	$1,139	$860	$279

The accrued costs related to the 2004 reorganizations are expected to be paid by December 31, 2007.
NOTE 6 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and nine months ended September 30, 2007 and 2006 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and nine months ended September 30, 2007 and 2006 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
Basic weighted average common shares outstanding	23,072	22,637	23,067	21,937
Weighted average common equivalent shares	595	791	682	756

Diluted weighted average shares outstanding	23,667	23,428	23,749	22,693

During the three and nine months ended September 30, 2007 and 2006, approximately 1.4 million and 1.0 million and 818,000 and 1.3 million stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 7 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
Unrealized gain on available-for-sale securities, net of taxes	$903	$131	$3,477	$236
Cumulative translation adjustment	134	—	(224)	(172)

Total other comprehensive income	$1,037	$131	$3,253	$64
Reported net income	6,797	6,282	13,329	11,517

Total comprehensive income	$7,834	$6,413	$16,582	$11,581

NOTE 8 — NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended September 30, 2006, Forrester contributed approximately $50,000 to these investment funds. No contributions were made during the three months ended September 30, 2007. During the nine months ended September 30, 2007 and 2006, Forrester contributed approximately $113,000 and $613,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the investee in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and nine months ended September 30, 2007, gross distributions of $175,000 and $788,000, respectively, were recorded and resulted in gains of $98,000 and $469,000, respectively, in the consolidated statements of income. During the three and nine months ended September 30, 2006, gross distributions of $175,000 and $673,000, respectively, were recorded and resulted in gains of $119,000 and $488,000, respectively, in the consolidated statements of income.
During the nine months ended September 30, 2007, the Company recorded impairments of $2.0 million. During the three months ended September 30, 2007, and the three and nine months ended September 30, 2006, there were no impairments recorded. During the three and nine months ended September 30, 2007 and 2006, fund management charges of approximately $84,000 and $253,000, respectively, were included in other income, net for each period in the consolidated statements of income, bringing the total cumulative fund management charges paid by Forrester to approximately $2.9 million as of September 30, 2007. Fund management charges are recorded as a reduction of the investments’ carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of two years in an annex fund of one of the two private equity investment funds. As of September 30, 2006, $2.0 million had been contributed to the annex fund. The annex fund investment is outside of the scope of the bonus plan described above. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the investee in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended September 30, 2007 there were no impairments recorded. During the nine months ended September 30, 2007, the Company recorded impairments of $123,000. During the three and nine months ended September 30, 2006, Forrester recorded impairments $20,000 and $183,000, respectively.
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

NOTE 9 — STOCK REPURCHASE
In February 2005, the Board of Directors authorized the repurchase of up to an additional $50.0 million of common stock. The shares repurchased may be used, among other things, in connection with Forrester’s stock plans and for potential acquisitions. As of September 30, 2007, Forrester had repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million. In October 2007, the Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s common stock.
NOTE 10 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Through December 31, 2006, Forrester’s operations were managed within the following three operating groups: (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. As of January 1, 2007, Forrester was reorganized into three client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Other” segment include the operations of shared European and emerging markets’ sales forces, shared events sales and production departments, client services and other shared services tasked with supporting the three client groups. Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, non-cash stock-based compensation expense, general and administrative expenses, depreciation expense and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.
The following tables present information about reportable segments. Segment information for the three and nine months ended September 30, 2006 has been restated to conform to the current year’s presentation.

	IT	TI	M&S	Other	Consolidated
Three months ended September 30, 2007
Revenue	$21,989	$16,078	$11,583	$1,485	$51,135
Direct Margin	11,026	9,022	4,910	(8,203)	16,755
Corporate expenses					10,209
Amortization of intangible assets					293

Income from continuing operations					$6,253

Three months ended September 30, 2006 (as restated)
Revenue	$19,109	$14,102	$9,661	$1,202	$44,074
Direct Margin	9,875	8,698	3,796	(5,593)	16,776
Corporate expenses					10,392
Amortization of intangible assets					474

Income from continuing operations					$5,910

	IT	TI	M&S	Other	Consolidated
Nine months ended September 30, 2007
Revenue	$64,773	$47,655	$33,218	$7,991	$153,637
Direct Margin	33,671	27,337	14,052	(19,207)	55,853
Corporate expenses					40,549
Amortization of intangible assets					978

Income from continuing operations					$14,326

Nine months ended September 30, 2006 (as restated)
Revenue	$56,416	$41,635	$28,523	$5,951	$132,525
Direct Margin	28,391	25,102	9,551	(15,198)	47,846
Corporate expenses					33,160
Amortization of intangible assets					1,598

Income from continuing operations					$13,088

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(IN THOUSANDS)
		(as restated)		(as restated)
United States	$36,532	$31,581	$108,741	$93,480
Europe (excluding United Kingdom)	5,904	4,814	17,351	15,913
United Kingdom	3,553	3,379	12,157	10,044
Canada	2,873	2,217	8,651	6,453
Other	2,273	2,083	6,737	6,635

	$51,135	$44,074	$153,637	$132,525

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
United States	71%	72%	71%	71%
Europe (excluding United Kingdom)	12	11	11	12
United Kingdom	7	8	8	8
Canada	6	5	6	4
Other	4	4	4	5

	100%	100%	100%	100%

NOTE 11 — AVAILABLE —FOR-SALE INVESTMENT
Forrester owns common stock in ComScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore completed an initial public offering of its common stock. As of September 30, 2007, the investment of approximately $3.4 million, which is included in available-for-sale securities in the accompanying consolidated balance sheet, is stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income. As of September 30, 2007, approximately $3.1 million of unrealized gain was recorded as a component of other comprehensive income.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 159 will have on its consolidated financial statements.
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
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel, non-cash stock-based compensation expense and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, employee benefits, travel expenses, non-cash stock-based compensation expense, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at September 30, 2007 or 2006. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve-month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
Deferred Revenue (in millions)	$85.2	$74.9	$10.3	14%
Agreement Value (in millions)	$177.6	$158.7	$18.9	12%
Client Retention	72%	79%	(7)	(9)%
Dollar Retention	84%	87%	(3)	(3)%
Enrichment	105%	110%	(5)	(5)%
Number of clients	2,407	2,273	134	6%
The increase in deferred revenue and agreement value from September 30, 2007 to September 30, 2006 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at September 30, 2007 was approximately $43,000, an increase of 3% from $41,800 at September 30, 2006. The client retention decrease reflects a greater proportion of new business contracts in 2006 than previously experienced, which historically, and in 2007, have renewed at lower rates. The decrease in client retention as well as in enrichment also reflects lower than historical renewal and enrichment rates in Europe and Asia Pacific due in part to organizational re-alignment
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

approximately $843,000 as of September 30, 2007. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of September 30, 2007, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109,” (“FIN 48”) which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 was recorded as an adjustment to retained earnings. We adopted FIN 48 in the first quarter of 2007 and the impact of the adoption of FIN 48 is discussed in Note 1 to our consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Research services	64%	67%	63%	64%
Advisory services and other	36	33	37	36

Total revenues	100	100	100	100

Cost of services and fulfillment	36	40	39	41
Selling and marketing	35	32	34	33
General and administrative	14	12	15	13
Depreciation	2	2	2	2
Amortization of intangible assets	1	1	1	1

Income from continuing operations	12	13	9	10
Other income, net	4	4	4	3
Gains (impairments) from non-marketable investments, net	—	—	(1)	—

Income from continuing operations before income tax provision	16	17	12	13
Income tax provision	3	6	3	6

Income from continuing operations	13	11	9	7

Income from discontinued operations, net of taxes	—	—	—	—
Gain on sale of discontinued operations	—	3	—	1

Net income	13%	14%	9%	8%

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
REVENUES.

	THREE MONTHS
	ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Revenues (in millions)	$51.1	$44.1	7.0	16%
Revenues from research services (in millions)	$32.9	$29.7	3.2	11%
Advisory services and other revenues (in millions)	$18.2	$14.4	3.8	26%
Revenues attributable to customers outside of the United States (in millions)	$14.6	$12.5	2.1	17%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	28%	1	4%
Number of clients (at end of period)	2,407	2,273	134	6%
Number of research employees (at end of period)	331	277	54	20%
Number of events	2	2	—	—

The increase in total revenues and in research services revenues is primarily due to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased by 15%. The increase in advisory services and other revenues is primarily the result of increased headcount available to deliver advisory services. No single client company accounted for more than 2% of revenues during the three months ended September 30, 2007 or 2006.
International revenues increased 17% to $14.6 million in the three months ended September 30, 2007 from $12.5 million in the three months ended September 30, 2006 primarily due to the effects of foreign currency translation.
The increase in international revenues as a percentage of total revenues is primarily attributable to favorable exchange rates.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Cost of services and fulfillment (in millions)	$18.6	$17.1	1.5	9%
Cost of services and fulfillment as a percentage of total revenues	36%	40%	(4)	(10)%
Number of research and fulfillment employees (at end of period)	405	349	56	16%
The increase in cost of services and fulfillment in absolute dollars is the result of higher travel expense associated with increased advisory and an increase in professional services. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Selling and marketing expenses (in millions)	$17.9	$14.2	3.7	26%
Selling and marketing expenses as a percentage of total revenues	35%	32%	3	9%
Number of selling and marketing employees (at end of period)	365	295	70	24%
The increase in selling and marketing expenses in absolute dollars as well as a percentage of revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
     GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
General and administrative expenses (in millions)	$7.0	$5.4	1.6	30%
General and administrative expenses as a percentage of total revenues	14%	12%	2	17%
Number of general and administrative employees (at end of period)	135	108	27	25%
The increase in general and administrative expenses in both absolute dollars as well as a percentage of revenues is primarily attributable to increased professional fees associated with the stock option investigation and restatement of our financial statements. The increase in general and administrative expenses is also due to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
DEPRECIATION. Depreciation expense increased 8% to $1.0 million in the three months ended September 30, 2007 from $947,000 in the three months ended September 30, 2006. The increase is primarily attributable to depreciation expense related to purchases of computer equipment and software during 2006 and 2007.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 38% to $293,000 in the three months ended September 30, 2007 from $474,000 in the three months ended September 30, 2006. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 29% to $2.2 million in the three months ended September 30, 2007 from $1.7 million in the three months ended September 30, 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to higher returns on invested capital.
GAINS (IMPAIRMENTS) FROM NON-MARKETABLE INVESTMENTS, NET. Gains on distributions from non-marketable investments totaled $98,000 and $118,000 in the three months ended September 30, 2007 and 2006, respectively. Impairments of non-marketable investments resulted in a charge of $20,000 in the three months ended September 30, 2006.
PROVISION FOR INCOME TAXES. During the three months ended September 30, 2007, we recorded an income tax provision of $1.7 million on income from continuing operations, which reflected an effective tax rate of 20%. During the three months ended September 30, 2006, we recorded an income tax provision of $2.8 million on income from continuing operations, which reflected an effective tax rate of 37%. The decrease in our effective tax rate is primarily the result of a reduction in the enacted income tax rate in Germany and the corresponding impact on the Company’s deferred tax liability.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
REVENUES.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Revenues (in millions)	$153.6	$132.5	21.1	16%
Revenues from research services (in millions)	$96.3	$84.3	12.0	14%
Advisory services and other revenues (in millions)	$57.3	$48.2	9.1	19%
Revenues attributable to customers outside of the United States (in millions)	$44.9	$39.0	5.9	15%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	29%	—	—%
Number of clients (at end of period)	2,407	2,273	134	6%
Number of research employees (at end of period)	331	277	54	19%
Number of events	8	6	2	33%
The increase in total revenues and in research services revenues is primarily due to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased by 14%. The increase in advisory services and other revenues is primarily the result of increased headcount available to deliver advisory services. No single client company accounted for more than 3% of revenues during the nine months ended September 30, 2007 or 2006.
International revenues increased 15% to $44.9 million in the nine months ended September 30, 2007 from $39.0 million in the nine months ended September 30, 2006 primarily due to increased demand for our products internationally.
COST OF SERVICES AND FULFILLMENT.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(as restated)	(as restated)	(as restated)
Cost of services and fulfillment (in millions)	$60.1	$54.3	5.8	11%
Cost of services and fulfillment as a percentage of total revenues	39%	41%	(2)	(5)%
Number of research and fulfillment employees (at end of period)	405	349	56	16%
The increase in cost of services and fulfillment in total dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and increased stock based compensation expense recognized under SFAS No. 123R. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
Selling and marketing expenses (in millions)	$52.8	$44.0	8.8	20%
Selling and marketing expenses as a percentage of total revenues	34%	33%	1	3%
Number of selling and marketing employees (at end of period)	365	295	70	24%
The increase in selling and marketing expenses in both total dollars and as a percentage of revenue is primarily attributable to increased compensation and benefits costs resulting from an increase in average headcount and annual increases in compensation costs.
GENERAL AND ADMINISTRATIVE.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2007	2006	Increase	Increase
		(as restated)	(as restated)	(as restated)
General and administrative expenses (in millions)	$22.5	$16.8	5.7	34%
General and administrative expenses as a percentage of total revenues	15%	13%	2	15%
Number of general and administrative employees (at end of period)	135	108	27	25%
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

DEPRECIATION. Depreciation expense increased 7% to $2.9 million in the nine months ended September 30, 2007 from $2.7 million in the nine months ended September 30, 2006. The increase is primarily attributable to depreciation expense related to purchases of computer equipment and software during 2006 and 2007.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 39% to $1.0 million in the nine months ended September 30, 2007 from $1.6 million in the nine months ended September 30, 2006. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 59% to $6.2 million in the nine months ended September 30, 2007 from $3.9 million in the nine months ended September 30, 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to higher returns on invested capital.
GAINS (IMPAIRMENTS) FROM NON-MARKETABLE INVESTMENTS, NET. Gains on distributions from non-marketable investments totaled $469,000 and $488,000 in the nine months ended September 30, 2007 and 2006, respectively. Impairments of non-marketable investments resulted in charges of $2.2 million and $183,000 in the nine months ended September 30, 2007 and 2006, respectively.
PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2007, we recorded an income tax provision of $5.5 million on income from continuing operations, which reflected an effective tax rate of 29%. During the nine months ended September 30, 2006, we recorded an income tax provision of $7.5 million on income from continuing operations, which reflected an effective tax rate of 43%. The decrease in our effective tax rate for fiscal year 2007 resulted primarily from an increase in non-taxable interest income as a percentage of total income in 2007 compared to 2006, a decrease in non-deductible non-cash stock based compensation and a decrease in the enacted tax rate in Germany and the corresponding decrease on the Company’s deferred tax liability.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 63% of our revenues during the nine months ended September 30, 2007, are annually renewable and are generally payable in advance. We generated cash from operating activities of $29.2 million and $35.8 million during the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash provided from operations is primarily attributable to a decrease in accrued expenses offset by deferred tax assets.
During the nine months ended September 30, 2007 and 2006, we used $29.3 million and $76.7 million of cash in investing activities, consisting primarily of $26.8 million and $76.4 million used in net purchases of available-for-sale securities, respectively. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of September 30, 2007, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

We generated cash from financing activities of $811,000 and $23.2 million during the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease in cash provided from financing activities is primarily attributable to a decrease in proceeds from exercises of employee stock options.
In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program. As of September 30, 2007, we had cumulatively repurchased approximately 4.8 million shares of common stock at an aggregate cost of approximately $85.8 million. No shares were repurchased in the three or nine months ended September 30, 2007. In October 2007, our Board of Directors authorized an additional $50.0 million to purchase common stock under the stock repurchase program.
As of September 30, 2007, we had cash and cash equivalents of $40.8 million and available-for-sale securities of $198.6 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of September 30, 2007, we had future contractual obligations as follows for operating leases:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2007	2008	2009	2010	2011	Thereafter
	(IN THOUSANDS)
Operating leases	$28,042	$2,348	$7,575	$7,090	$6,943	$3,737	$349

*	The above table does not include future minimum rentals to be received under subleases of $60,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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

Principal amounts by expected maturity in U.S. dollars (in thousands) are as follows:

	FAIR VALUE
	AT
	SEPTEMBER 30,
	2007	FY 2007	FY 2008	FY 2009	FY 2010
Cash equivalents	$14,269	$14,269	$—	$—	$—
Weighted average interest rate	4.81%	4.81%	—	—	—
State and municipal agency obligations	$195,150	$132,105	$24,752	$34,918	$3,375
Total Investments	$195,150	$132,105	$24,752	$34,918	$3,375
Weighted average interest rate	4.02%	3.60%	3.64%	3.66%	3.66%
Total portfolio	$209,419	$146,374	$24,752	$34,918	$3,375
Weighted average interest rate	4.08%	3.77%	3.64%	3.66%	3.66%
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2007, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $28.9 million.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Prior to that evaluation our management had identified material weaknesses in our internal control over financial reporting relating to accounting for stock-based compensation and to income tax accounting for goodwill and intangible assets, as fully described in our Annual Report on 10-K for the year ended December 31, 2006. Because of these material weaknesses our principal executive officer and principal financial officer have determined that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time period specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, on a timely basis.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as noted in the next paragraph, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 5 (a). OTHER INFORMATION
Nasdaq Staff Determination Letter. On November 13, 2007, Forrester Research, Inc. (the “Company”) received an additional Staff Determination letter from the Listing Qualifications department of The Nasdaq Stock Market stating that the Company is not in compliance with Nasdaq Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with Nasdaq procedures when the Company did not file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
As previously announced, the Company had received similar Staff Determination letters stating that the Company was not in compliance with Nasdaq Marketplace Rule 4310(c)(14) due to the delay in the filing of its Annual Report on Form 10-K for the year ended December 31, 2006, its Quarterly Report on Form 10-Q for the period ended March 31, 2007 and its Quarterly Report on Form 10-Q for the period ended June 30, 2007
On November 5, 2007, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006. On November 19, 2007, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2007, its Quarterly Report on Form 10-Q for the period ended June 30, 2007 and its Quarterly Report on Form 10-Q for the period ended September 30, 2007. The Company therefore is in compliance with Nasdaq Marketplace Rule 4310(c)(14).
Press Release announcing financial results for the quarter and nine-month period ended September 30, 2007. The information contained in this subsection of Item 5(a) of this Quarterly Report on Form 10-Q is being provided herein in lieu of furnishing it in a Current Report on Form 8-K pursuant to Item 2.02 of Form 8-K “Results of Operations and Financial Condition”. This information and the press release that is included as an exhibit hereto are being furnished and shall not be deemed to be “filed” for the purposes of Section 18 of, or otherwise regarded as filed under, the Securities Exchange Act of 1934, as amended. The information contained in this report shall not be incorporated by reference into any filing of Forrester Research, Inc. with the SEC, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
On November 19, 2007, Forrester Research, Inc. issued a press release announcing its financial results for the quarter and nine-month period ended September 30, 2007.
Forrester believes that pro forma financial results provide investors with consistent and comparable information to aid in the understanding of Forrester’s ongoing business. Our pro forma presentation excludes the following, as well as their related tax effects:
Non-cash stock-based compensation expense—we exclude the stock-based compensation impact of SFAS No. 123R from our pro forma results in order to keep quarter-over-quarter and year-over-year comparisons consistent.
Costs related to the recently concluded stock option investigation and restatement of the Company’s historical financial statements have also been excluded in order to keep quarter-over-quarter and year-over-year comparisons consistent.

Amortization of intangibles—we exclude the effect of the amortization of intangibles from our pro forma results in order to more consistently present our ongoing results of operations.
Impairments of and gains related to non-marketable securities and gains from sales of available-for-sale securities—we have consistently excluded both one-time gains and one-time write-offs related to our investments in non-marketable securities and sales of available-for-sale securities from our pro forma results in order to keep quarter-over-quarter and year-over-year comparisons consistent.
Gains from the sale of discontinued operations and income or loss from the discontinued operations are excluded to keep quarter-over-quarter and year-over-year comparisons consistent.
However, these measures should be considered in addition to, not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with generally accepted accounting principles as more fully discussed in our financial statements and filings with the Securities and Exchange Commission.
ITEM 6. EXHIBITS
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 19, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: November 19, 2007

By:	/s/ Michael A. Doyle
Michael A. Doyle Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 19, 2007

Exhibit Index

Exhibit No.	Document

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 19, 2007.