Form 10-K
period 2007-12-31
FORRESTER RESEARCH INC
filed 2008-03-14
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $426,000,000.

As of March 3, 2008, 23,262,752 shares of the registrant’s common stock were outstanding.

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

We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 16, 1996.

Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Forrester’s Strategy

In 2007, Forrester introduced Roleview and accelerated execution of a role-based strategy to focus attention on serving leaders in multiple roles across its client base. Forrester’s syndicated RoleView research provides clients with more relevant research, easier access to the insights individual leaders need to make them successful in their roles and new community tools to provide a more comprehensive view of the problems they face.

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

Using Targeted, Global Sales Channels.  We sell our products and services directly through our global sales force in various locations in North America, Europe, Asia and Australia. We also sell our products and services through independent sales representatives in select international locations. Effective January 2007, we reorganized our business into global client groups to more closely align with our role based strategy client base: the IT Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,450 client companies as of December 31, 2007 there is opportunity to sell additional products and services. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

A Unified Set of Services to Build Business and Technology Strategies.  We offer clients a comprehensive and unified view of technology’s impact on business. The primary component of this view is RoleView. Clients may combine RoleView with our Data, Consulting, and Community offerings to obtain access to the research, data, analysts, and peer insights they need to be successful in their professional roles, including, for example, to:

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

Clients subscribing to RoleView may choose between two membership levels:

•	RoleView Member Licenses include access to the written research, as well as Inquiry with all analysts, one Event seat, and access to Forrester Teleconferences.

•	Inquiry. Inquiry enables clients to contact any of our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our Inquiry Team.

•	Event Seat. Events bring together executives and other participants for one- or multi-day conferences to network with their peers and to hear business leaders discuss the impact of technology on business.

•	Forrester Teleconferences. Forrester Teleconferences are hour-long audio conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Teleconferences are also made available for member download.

•	RoleView Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our Research Help Desk, which is a call center dedicated to providing additional information about our research, methodologies, coverage areas, and sources. The Research Help Desk is available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries.

Data

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our Data products include:

•	Consumer Technographics Data & Services. Our Technographics Data & Services leverage our core research findings to provide an in-depth understanding of how consumers buy, think about, and use technology. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 250,000 households in North America, Europe and Asia Pacific which is analyzed and categorized into relevant market segments to help organizations and their leaders capitalize on changing consumer behavior. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technology Adoption Study, European Consumer Technology Adoption Study, Hispanic American Technology Adoption Study, and Asia Pacific Consumer Technology Adoption Study. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•	Business Data & Services (formerly known as Business Technographics). Our Business Data Services is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 13,500 business and IT executives at North American, European, and Asia Pacific large enterprises and small and midsize businesses. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Business Data and Services clients also have access to a data specialist and input into survey design.

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

Pricing and Contract Size

We report our revenue from client contracts in two categories of revenue: (1) research and (2) advisory services and other. All the product and service offerings listed above are comprised of research, advisory services and other, or some combination of the two. Research offerings principally generate research revenues, and Consulting offerings consist solely of advisory services revenues. We classify revenue from our Consumer Technographics Data & Services and Business Data Services as research services revenue. Within Community, revenue from memberships to the Forrester Leadership Boards is classified as research services revenue, and revenue from Workshops and Forrester Events is classified as other revenue in our advisory services and other revenue classification. While historical business practice has been to offer contracts with a non-cancelable term, effective April 1, 2005, we began offering clients a money-back guarantee which gives clients the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, refunds would be issued for unused products or services.

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. The average contract for annual memberships for research only in force at December 31, 2007 was approximately $44,800, an increase of 3% from $43,500 at December 31, 2006. The average contract for an annual membership for research which also included advisory services in force at December 31, 2007 was approximately $89,800, an increase of 2% from $87,900 at December 31, 2006.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 14% to $197.2 million at December 31, 2007 from $172.8 million at December 31, 2006.

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

Our Consumer Technographics and Business Data Services research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

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

Sales and Marketing

We sell our products and services through a direct sales force in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives and suppliers in select international locations. We employed 308 salespersons as of December 31, 2007, an increase of 14% from 270 as of December 31, 2006. We also sell our research products directly online through our website.

For information on our business segments and our international operations, see Note 14 of the Notes to Consolidated Financial Statements included herein.

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

As of December 31, 2007, our research was delivered to more than 2,450 client companies. No single client company accounted for more than 2% of our 2007 revenues.

Competition

We believe that the principal competitive factors in our industry include the following:

•	Quality of research and analysis and related services.

•	The ability to offer products and services that meet the changing needs of organizations and executives for research and analysis.

•	Customer service.

•	Independent analysis and opinions.

•	Timely delivery of information.

•	The ability to leverage new technologies.

•	Price.

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

Employees

As of December 31, 2007, we employed a total of 903 persons, including 336 research staff and 308 sales personnel.

Our culture emphasizes certain key values — including client service, quality, and creativity — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our role-based strategy, products and services, corporate culture, values and goals.

Item 1A.	Risk Factors

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

Our Business May be Adversely Affected by an Economic Downturn.  Our business is in part dependent on technology spending. If current conditions in the United States economy were to lead to an economic downturn or recession with a resultant decrease in technology spending, this in turn could have an adverse effect on our results of operations and financial condition.

A Decline in Renewals for Our Membership-Based Research Services.  Our success depends in large part upon renewals of memberships for our research products. Approximately 75%, 77%, and 78% of our client companies with memberships expiring during the years ended December 31, 2007, 2006, and 2005, respectively, renewed one or more memberships for our products and services. These renewal rates are not necessarily indicative of the rate of future retention of our revenue base. Any future declines in renewal rates could have an adverse effect on our results of operations.

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

Material weaknesses in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.  We had material weaknesses in our internal control over financial reporting at December 31, 2005 and December 31, 2006 relating to the proper accounting for non-cash stock based compensation and additionally in 2006 the income tax accounting for goodwill expense that resulted in restatements of our historical financial statements. Internal controls that do not meet applicable accounting and auditing standards could result in errors in our financial statements and lead investors to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we produce could cause investors to sell our stock and result in a decline in our stock price.

We face risks related to the restatement of our financial statements and the ongoing SEC investigation regarding our historical stock-based compensation practices.  The Securities and Exchange Commission (“SEC”) has commenced a formal inquiry into our historical stock-based compensation practices. We are cooperating with the SEC and will continue to do so as the inquiry moves forward. At this point, we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation has resulted in considerable expenses, has diverted management’s attention from other business concerns, and could harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. Further, the resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. In addition, there can be no assurance that the SEC will accept the Company’s approach for establishing the correct measurement dates for stock options granted during the restatement period or that the Company’s assumptions with respect to the related tax effects will not be challenged by the Internal Revenue Service.

Due to our current inability to sell certain of our Auction Rate Securities, the securities may experience an other-than-temporary decline in value, and funds associated with the securities may be inaccessible for in excess of 12 months, which could result in a material adverse impact to our financial condition and results of operations.  Our marketable securities portfolio, which totaled $195.8 million at December 31, 2007, includes Auction Rate Securities (“ARS”) of $120.2 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue and could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $63.4 million (of which $22.5 million had failed) as of February 29, 2008 (the $56.8 million difference between the $120.2 million of ARSs held at December 31, 2007 and the $63.4 million held as of February 29, 2008 represents successful net sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

This list of uncertainties and risks is not exhaustive. Certain factors that could affect our actual future activities and results and cause actual results to differ materially from those contained in forward-looking statements made by us include, but are not limited to, those discussed above as well as those discussed in other reports filed by us with the SEC.

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

We also rent office space in Foster City, California, Amsterdam, Dallas, Frankfurt, London and Paris. We also lease office space on a relatively short term basis in various other locations in the United States, Europe and Asia.

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

Our Annual Meeting of Stockholders was held on December 28, 2007. At this meeting, Henk W. Broeders and George R. Hornig were re-elected as Class II Directors. Below are the votes by which each Director was elected:

	Total Vote for Directors	Total Vote Withheld from Directors

Henk W. Broeders	20,152,626	1,544,734
George R. Hornig	18,755,409	2,941,951

Executive Officers

The following table sets forth information about our executive officers as of March 3, 2008.

Name	Age	Position

George F. Colony	54	Chairman of the Board, Chief Executive Officer
Michael A. Doyle	52	Chief Financial Officer and Treasurer
Brian E. Kardon	50	Chief Strategy and Marketing Officer
Elizabeth Lemons	51	Chief People Officer
Gail S. Mann, Esq.	56	Chief Legal Officer and Secretary
Julie Meringer	39	Managing Director, Information Technology Client Group
Mark R. Nemec	38	Managing Director, Technology Industry Client Group
George Orlov	50	Chief Information Officer and Chief Technology Officer
Charles Rutstein	35	Chief Operating Officer
Dennis van Lingen	43	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Michael A. Doyle began serving as the Company’s Chief Financial Officer and Treasurer effective September 24, 2007. Prior to joining the Company, Mr. Doyle was Chief Financial Officer of Easylink Services Corporation, a publicly traded telecommunications messaging provider, since 2004. Prior to joining Easylink, Mr. Doyle was the Chief Financial Officer for North America of Dun & Bradstreet Corporation from 2002 to 2004, and from 1997 to 2002, he held various senior financial and marketing positions with Cendant Corporation.

Brian E. Kardon became Forrester’s Chief Strategy and Marketing Officer in January 2003. Prior to joining Forrester, Mr. Kardon was President of First Act, Inc., a children’s musical instrument company. From 1999 to 2001 Mr. Kardon served as the Executive Vice President at HomePortfolio, an online marketplace for home design and from 1995 to 1999, he was Senior Vice President and Chief Marketing Officer of Cahners Business Information (now Reed Business Information). We have announced that Mr. Kardon has resigned effective April 7, 2008.

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

Dennis van Lingen became Managing Director of our Marketing and Strategy Client Group in January 2007. Mr. Van Lingen also serves as Forrester’s Chief Europe, Middle East, and Africa (EMEA) Officer. He was formerly President of EMEA from May 2006 to December 2006 and Vice President of Marketing for the Americas from January 2004 to May 2006. Mr. Van Lingen joined Forrester in 2000 as Director of Marketing for Europe. Before joining Forrester, Mr. Van Lingen worked as a senior manager in the marketing and public relations divisions of Nissan Europe for 10 years.

PART II

Item 5(a).	Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock is traded on the Nasdaq Stock Market under the symbol “FORR.” We did not declare or pay any dividends during the fiscal years ended December 31, 2006 and 2007. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 3, 2008 there were approximately 48 stockholders of record of our common stock. On March 3, 2008 the closing price of our common stock was $26.79 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2006 and December 31, 2007:

	2006		2007
	High	Low	High	Low

First Quarter	$23.15	$17.76	$29.57	$25.00
Second Quarter	$28.00	$20.31	$31.36	$25.35
Third Quarter	$29.55	$23.55	$28.07	$21.51
Fourth Quarter	$32.32	$26.29	$28.39	$20.28

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2002 through December 31, 2007 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

	Cumulative Total Return
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Forrester Research	100	114.00	115.22	120.42	174.12	179.96

Nasdaq Stock Market (US Companies)	100	149.52	162.72	166.18	182.57	197.98

Russell 2000	100	145.37	170.08	175.73	205.61	199.96

Item 5(c). Changes in Securities and Use of Proceeds

In February 2005, the Board of Directors authorized the repurchase of up to an additional $50 million of our common stock (“the stock repurchase program”), and in October 2007, we announced that the Board of Directors authorized an additional $50 million for this purpose. During the quarter ended December 31, 2007, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Dollar
			Total Number of	Value that May
			Shares Purchased as	Yet be Purchased
	Total Number of	Average Price	Part of Publicly	Under the Stock
Period	Shares Purchased(1)	Paid per Share	Announced Programs	Repurchase Program
				(In thousands)

October 1 — October 31	—	—	852,821	$64,166
November 1 — November 30	39,700	$26.24	892,521	$63,124
December 1 — December 31	132,300	$26.85	1,024,821	$59,572
	172,000	$26.71	1,024,821	$59,572

(1)	All purchases of our common stock were made under the previously announced stock repurchase program.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)

Statement of Operations data:
Revenues:
Research services	$92,289	$93,750	$96,699	$114,876	$131,163
Advisory services and other	33,710	43,874	54,700	66,597	80,893

Total revenues	125,999	137,624	151,399	181,473	212,056

Operating expenses:
Cost of services and fulfillment	49,006	52,456	60,461	73,268	81,608
Selling and marketing	40,127	46,078	51,050	59,626	71,830
General and administrative	14,084	16,224	18,039	22,859	30,749
Depreciation	6,256	3,691	3,539	3,618	3,986
Amortization of intangible assets	8,778	6,461	3,527	2,060	1,232
Reorganization costs	2,594	8,396	—	—	—
Integration costs	1,055	—	—	—	—

Total operating expenses	121,900	133,306	136,616	161,431	189,405

Income from continuing operations	4,099	4,318	14,783	20,042	22,651
Other income and realized gains on securities, net	1,598	4,220	4,722	6,052	7,353

Income from continuing operations before income tax provision	5,697	8,538	19,505	26,094	30,004
Income tax provision	1,738	2,860	7,243	10,037	11,061

Income from continuing operations	3,959	5,678	12,262	16,057	18,943
(Loss) income from discontinued operations, net of taxes	—	(815)	(318)	300	—
Gain on sale of discontinued operations, net of taxes	—	—	—	1,399	—

Net income	$3,959	$4,863	$11,944	$17,756	$18,943

Basic income per common share from continuing operations	$0.18	$0.25	$0.58	$0.72	$0.82
Basic (loss) income per common share from discontinued operations	—	(0.03)	(0.02)	0.08	—

Basic income per common share	$0.18	$0.22	$0.56	$0.80	$0.82

Diluted income per common share from continuing operations	$0.17	$0.25	$0.56	$0.70	$0.80
Diluted (loss) income per common share from discontinued operations	—	(0.03)	(0.01)	0.07	—

Diluted income per common share	$0.17	$0.22	$0.55	$0.77	$0.80

Basic weighted average common shares outstanding	22,555	22,024	21,413	22,195	23,074

Diluted weighted average common shares outstanding	22,891	22,464	21,876	22,973	23,729

	Balance Sheet Data as of December 31,
	2003	2004	2005	2006	2007

Cash, cash equivalents, and available for sale securities	$126,733	$127,440	$132,268	$207,833	$248,974
Working capital	$77,331	$82,457	$99,005	$166,274	$209,527
Deferred revenue	$68,630	$72,357	$86,663	$99,875	$111,418
Total assets	$308,524	$300,093	$308,342	$384,143	$426,357
Total stockholders’ equity	$196,324	$188,641	$189,347	$244,905	$275,016

Item 7.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

Overview

We derive revenues from memberships to our research products and from our advisory services and events available through what we refer to as Research, Data, Consulting, and Community offerings. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services offered through our Data, Consulting and Community products and services to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when the services are performed. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over the terms of the contracts.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes compensation for research personnel including non-cash stock-based compensation expense, and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, bonuses, employee benefits, non-cash stock-based compensation expense, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits, and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2007. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve- month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

			Absolute	Percentage
	Year Ended December 31,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Deferred Revenue (in millions at year-end)	$99.9	$111.4	$11.5	12%
Agreement Value (in millions at year-end)	$172.8	$197.2	$24.4	14%
Client Retention	77.0%	75.0%	(2.0)	(2)%
Dollar Retention	86.0%	85.0%	(1.0)	(1)%
Enrichment	112.0%	105.0%	(7.0)	(6)%
Number of clients (at year-end)	2,312	2,468	156	7%

			Absolute	Percentage
	Year Ended December 31,		Increase	Increase}
	2005	2006	(Decrease)	(Decrease)

Deferred Revenue (in millions at year-end)	$86.7	$99.9	$13.2	15%
Agreement Value (in millions at year-end)	$148.6	$172.8	$24.2	16%
Client Retention	78.0%	77.0%	(1.0)	(1)%
Dollar Retention	87.0%	86.0%	(1.0)	(1)%
Enrichment	105.0%	112.0%	7.0	7%
Number of clients (at year-end)	2,007	2,312	305	15%

The increase in deferred revenue and agreement value from 2006 to 2007 is primarily due to increases in the number of clients and in the average contract size. The average contract for annual memberships for research only in force at December 31, 2007 was approximately $44,800, an increase of 3% from $43,500 at December 31, 2006. The average contract for an annual membership for research which also included advisory services in force at December 31, 2007 was approximately $89,800, an increase of 2% from $87,900 at December 31, 2006. The increase in average contract size is due to an increased demand for our products. The client retention decrease reflects a greater proportion of new business contracts in 2006 than previously experienced, which historically, and in 2007, have renewed at lower rates. The decrease in client retention as well as in enrichment also reflects lower than historical renewal and enrichment rates in Europe and Asia Pacific due in part to organizational re-alignment.

The increase in deferred revenue and agreement value from 2005 to 2006 is primarily due to increases in the number of clients and in the average contract size. The average contract for annual memberships for research only in force at December 31, 2006 was approximately $43,500, an increase of 7% from $40,600 at December 31, 2005. The average contract for an annual membership for research which also included advisory services in force at December 31, 2006 was approximately $87,900, an increase of 2% from $85,800 at December 31, 2005. Increases in average contract sizes and enrichment in 2006 reflect increasing demand for our products, reduced discounting and increased prices.

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

We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-6.

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

•	Non-Cash Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value of stock-based compensation, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and forfeiture rates. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting date and stock option exercise dates). The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. If our actual forfeiture rate is materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25. APB 25 requires the Company to determine the appropriate measurement date for purposes of calculating non-cash stock based compensation expense. The use of different measurement dates may have resulted in more or less compensation expense to the Company.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, management makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	Non-Marketable Investments. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies, which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill and Intangible Assets and Other Long-Lived Assets. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	Valuation and impairment of available for sale securities. The fair value of our available for sale securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are recorded at cost, which approximate fair market value due to their variable interest rates, which typically reset through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximates their fair value. To the extent an auction were to fail and the securities were not liquid, we would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. We did not need to seek alternative methods of valuation for our auction rate securities held as of December 31, 2007, as all of our auction rate securities had successful auctions up to December 31, 2007 as well as in January 2008.

Discontinued Operations

On September 26, 2006, we completed the sale of our Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash, of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder paid nine months after the closing date. The sale resulted in a gain on the disposal (net of $1.0 million of income tax expense) of $1.4 million. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a strategic fit with its core focus on broad, global business and consumer technology data. The UCP product line had gross revenues for the years 2006 and 2005 of $1.8 million and $1.8 million, respectively. Net income from the discontinued operations was $300,000 (net of $204,000 of income tax expense) for the year ended December 31, 2006, and net loss from the discontinued operations was $318,000 (net of $219,000 of income tax benefit) for the year ended December 31, 2005. The financial results of the UCP product line are reported as a single line item of ”(Loss) income from discontinued operations” for all periods presented. The gross revenue and net income numbers noted above for UCP for 2006 only include amounts recorded through September 26, 2006 as UCP was disposed of on that date.

Results of Operations for the years ended December 31, 2005, 2006 and 2007

The following table sets forth selected financial data as a percentage of total revenues for the years noted.

	Year Ended December 31,
	2005	2006	2007

Research services	64%	63%	62%
Advisory services and other	36	37	38

Total revenues	100	100	100
Cost of services and fulfillment	40	40	38
Selling and marketing	34	33	34
General and administrative	12	13	14
Depreciation	2	2	2
Amortization of intangible assets	2	1	1
	—	—	—
Income from continuing operations	10	11	11
Other income, net	2	3	4
Gains on sales of available-for-sale securities, net	1	—	—
Gains (impairments) from non-marketable investments	—	—	(1)

Income from continuing operations before income tax provision	13	14	14
Income tax provision	5	5	5
	—	—	—
Income from continuing operations	8	9	9
Gain on sale of discontinued operations, net of taxes	—	1	—

Net income	8%	10%	9%

2007 compared to 2006

Revenues

			Absolute	Increase
	2006	2007	Increase	Percentage

Revenues (dollars in millions)	$181.5	$212.1	$30.6	17%
Revenues from research services	$114.9	$131.2	$16.3	14%
Revenues from advisory services and other	$66.6	$80.9	$14.3	22%
Revenue Attributable to customers outside of the US	$53.2	$62.3	$9.1	17%
Percentage of Revenue Attributable to customers outside of the US	29%	29%	—	—
Number of clients (at end of period)	2,312	2,468	156	7%
Number of research employees (at end of period)	291	336	45	15%
Number of events	9	13	4	44%

The increase in total revenues and in research revenues is primarily due to an increase in the number of clients in 2007 as compared to 2006, increased demand for certain of our syndicated research products, an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance created in part by the increase in number of events. No single client company accounted for more than 2% of revenues during 2006 or 2007. Without the effects of foreign currency translation, total revenues would have increased from 2006 to 2007 by 15%.

Research services revenues as a percentage of total revenues declined from 63% in 2006 to 62% in 2007 as customer demand continued to shift towards advisory services, which is reflected in the increase in advisory services and other revenues during 2007.

International revenues increased due to increased demand for our products internationally.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$73.3	$81.6	$8.3	11%
Cost of services and fulfillment as a percentage of total revenues	40%	38%	(2)	(5)%
Number of research and fulfillment employees (at end of period)	362	412	50	14%

The increase in cost of services and fulfillment in 2007 as compared to 2006 is primarily attributable to increased compensation and benefit costs resulting from an increase in average headcount and an increase in non-cash stock-based compensation expense. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.

Selling and Marketing

			Absolute	Percentage
	2006	2007	Increase	Increase

Selling and marketing expenses (dollars in millions)	$59.6	$71.8	$12.2	21%
Selling and marketing expenses as a percentage of total revenues	33%	34%	1	3%
Selling and marketing employees (at end of period)	303	357	54	18%

The increase in selling and marketing expenses, as well as the increase in selling and marketing expenses as a percentage of total revenues, in 2007 as compared to 2006 is primarily attributable to increased compensation and benefit costs resulting from an increase in new sales personnel, particularly in the second half of the year with full productivity generally not realized during 2007, and annual increases in compensation costs, and to a lesser extent increase in travel costs related to the increase in average headcount.

General and Administrative

			Absolute	Percentage
	2006	2007	Increase	Increase

General and administrative expenses (dollars in millions)	$22.9	$30.7	$7.8	35%
General and administrative expenses as a percentage of total revenues	13%	14%	1	8%
General and administrative employees (at end of period)	114	134	20	18%

The increase in general and administrative expenses for 2007 as compared to 2006, and in general and administrative expenses as a percentage of total revenues in 2007 as compared to 2006 is primarily attributable to increased professional costs associated with the stock option investigation and restatement of our financial statements. The increase in general and administrative expenses is also due to increased compensation expense resulting from an increase in average headcount.

Depreciation

			Absolute	Percentage
	2006	2007	Increase	Increase

Depreciation expense (dollars in millions)	$3.6	$4.0	$0.4	11%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense is primarily attributable to purchases of computer equipment and software during 2006 and 2007.

Amortization of Intangible Assets.

			Absolute	Percentage
	2006	2007	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$2.0	$1.2	$(0.8)	(40)%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.

Other Income, Net.  Other income, net increased 47% to $8.4 million in 2007 from $5.7 million in 2006. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2007 as compared to 2006 and to higher returns on invested capital.

Gains on Sales of Available-for-Sale Securities.  In 2007, we sold approximately 20,000 shares of ComScore, Inc. received proceeds of approximately $655,000, and recognized a gain of approximately $603,000 related to the sale.

Gains (Impairments) from Non-Marketable Investments.  Gains on non-marketable investments resulted from distributions from our investments and totaled $537,000 during 2007 compared to $575,000 during 2006. Impairments of non-marketable investments resulted in net charges of $2.1 million during 2007 compared to $227,000 during 2006.

Gain on Sale of Discontinued Operations, Net of Taxes.  In 2006, we completed the sale of our Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash, of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder paid nine months after the closing date. The sale resulted in a gain on the disposal of discontinued operations of $1.4 million, net of $1.0 million of taxes.

Provision for Income Taxes

			Absolute	Percentage
	2006	2007	Increase	Increase

Provision for Income Taxes (dollars in millions)	$10.0	$11.1	$1.1	11%

During 2007, our effective tax rate was 36.9% compared to 38.5% in 2006. The decrease in our effective tax rate for fiscal year 2007 resulted primarily from an increase in tax exempt investment income and a decrease in the tax rate in Germany offset by an increase in the state tax rate.

2006 Compared to 2005

Revenues

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Revenues (dollars in millions)	$151.4	$181.5	$30.1	20%
Revenues from research services	$96.7	$114.9	$18.2	19%
Revenues from advisory services and other	$54.7	$66.6	$11.9	22%
Revenue Attributable to customers outside of the US	$46.3	$53.2	$6.9	15%
Percentage of Revenue Attributable to customers outside of the US	31%	29%	(2)	(6)%
Number of clients (at end of period)	2,007	2,312	305	15%
Number of research employees (at end of period)	257	291	34	13%
Number of events	8	9	1	13%

The increase in total revenues as well as the increase in the number of clients for 2006 as compared to 2005 is primarily attributable to increased demand for certain of our syndicated research products, reduced discounting and increased prices. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance. No single client company accounted for more than 2% of revenues during 2005 or 2006. The effects of foreign currency translation on total revenues when comparing 2005 to 2006 were negligible.

Research services revenues as a percentage of total revenues declined from 64% in 2005 to 63% in 2006 as customer demand continued to shift towards advisory services, which is reflected in the increase in advisory services and other revenues during 2006.

International revenues increased due to increased demand for our products internationally. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Cost of Services and Fulfillment

			Absolute	Percentage
	2005	2006	Increase	Increase

Cost of services and fulfillment (dollars in millions)	$60.4	$73.3	$12.9	21%
Cost of services and fulfillment as a percentage of total revenues	40%	40%	—	—
Number of research and fulfillment employees (at end of period)	328	362	34	10%

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

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$51.0	$59.6	$8.6	17%
Selling and marketing expenses as a percentage of total revenues	34%	33%	(1)	(3)%
Selling and marketing employees (at end of period)	263	303	40	15%

The increase in selling and marketing expenses in 2006 is primarily attributable to increased compensation and benefit costs resulting from an increase in average headcount and annual increases in compensation costs, as well as to an increase in non-cash stock-based compensation expense related to the adoption of SFAS No. 123R when compared to the non-cash stock-based compensation expense recognized in 2005 under APB No. 25 for the March 31, 2005 performance-based grant and the mispriced options for which measurement dates were corrected as a result of the stock option practices investigation. The decrease in selling and marketing expenses as a percentage of total revenues is primarily attributable to an increased revenue base.

General and Administrative

			Absolute	Percentage
	2005	2006	Increase	Increase

General and administrative expenses (dollars in millions)	$18.0	$22.9	$4.9	27%
General and administrative expenses as a percentage of total revenues	12%	13%	1	8%
General and administrative employees (at end of period)	103	114	11	11%

The increase in general and administrative expenses for 2006 as compared to 2005, and in general and administrative expenses as a percentage of total revenues in 2006 as compared to 2005 is primarily attributable to increased compensation expense resulting from an increase in average headcount and annual increases in compensation costs, as well as to an increase in non-cash stock-based compensation expense related to the adoption of SFAS No. 123R when compared to the non-cash stock-based compensation expense recognized in 2005 under APB No. 25 for the March 31, 2005 performance-based grant and the mispriced options for which measurement dates were corrected as a result of the stock option practices investigation.

Depreciation

			Absolute	Percentage
	2005	2006	Increase	Increase

Depreciation expense (dollars in millions)	$3.5	$3.6	$.1	2%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense is primarily attributable to purchases of computer equipment and leasehold improvements during 2005 and 2006.

Amortization of Intangible Assets.

			Absolute	Percentage
	2005	2006	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$3.5	$2.1	$(1.4)	(42)%
Amortization expense as a percentage of total revenues	2%	1%	(1)	(50)%

The decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.

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

Gain on Sale of Discontinued Operations, Net of Taxes.  In 2006, we completed the sale of our Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash, of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder paid nine months after the closing date. The sale resulted in a gain on the disposal of discontinued operations of $1.4 million, net of $1.0 million of taxes.

Provision for Income Taxes.

			Absolute	Absolute
	2005	2006	Increase	Increase

Provision for Income Taxes (dollars in millions)	$7.2	$10.0	$2.8	39%

During 2006, our effective tax rate was 38.5% compared to 37.1% during 2005. The increase in our effective tax rate for 2006 resulted primarily from an increase in deferred tax expense due to foreign currency translation losses related to the deferred tax liability of our German holding companies offset by an increase in tax exempt investment income as a percentage of total income.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Amounts in thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	$26,775	$27,815	$29,690	$30,596	$31,302	$32,065	$32,945	$34,851
Advisory services and other	13,818	20,043	14,384	18,352	16,015	23,120	18,190	23,568

Total revenues	40,593	47,858	44,074	48,948	47,317	55,185	51,135	58,419
Cost of services and fulfillment	17,312	19,919	17,070	18,967	19,838	21,620	18,648	21,501
Selling and marketing	14,475	15,328	14,228	15,595	17,117	17,783	17,913	19,017
General and administrative	5,643	5,672	5,445	6,099	7,758	7,773	7,002	8,216
Depreciation	884	916	947	871	923	932	1,026	1,105
Amortization of intangible assets	652	472	474	462	392	293	293	254

Income from continuing operations	1,627	5,551	5,910	6,954	1,289	6,784	6,253	8,326
Other income, net	958	1,326	1,652	1,768	1,866	2,112	2,175	2,219
Gains on sales of available for sale securities	—	—	—	—	—	—	—	603
Gains (loss) from non-marketable investments, net of impairments	199	8	98	43	174	(1,962)	98	68

Income from continuing operations before income tax provision	2,784	6,885	7,660	8,765	3,329	6,934	8,526	11,216
Income tax provision	1,446	3,237	2,828	2,526	1,299	2,432	1,729	5,601

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Amounts in thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from continuing operations	$1,338	$3,648	$4,832	$6,239	$2,030	$4,502	$6,797	$5,615

Income from discontinued operations, net of taxes	114	135	51	—	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	1,399	—	—	—	—	—
Net income	$1,452	$3,783	$6,282	$6,239	$2,030	$4,502	$6,797	$5,615

Basic income per common share from continuing operations	$0.07	$0.17	$0.21	$0.27	$0.09	$0.20	$0.29	$0.24
Basic income per common share from discontinued operations	$0.01	$0.01	$0.06	$—	$—	$—	$—	$—

Basic income per common share	$0.08	$0.18	$0.27	$0.27	$0.09	$0.20	$0.29	$0.24

Diluted income per common share from continuing operations	$0.06	$0.17	$0.21	$0.26	$0.09	$0.19	$0.29	$0.24
Diluted income per common share from discontinued operations	$0.01	$0.01	$0.06	$—	$—	$—	$—	$—

Diluted income per common share	$0.07	$0.18	$0.27	$0.26	$0.09	$0.19	$0.29	$0.24

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(As a percentage of revenues)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	66%	58%	67%	63%	66%	58%	64%	60%
Advisory services and other	34	42	33	37	34	42	36	40

Total revenues	100	100	100	100	100	100	100	100
Cost of services and fulfillment	43	42	39	39	42	39	36	37
Selling and marketing	36	32	32	32	36	32	35	32
General and administrative	14	12	12	12	16	14	14	14
Depreciation	2	2	2	2	2	2	2	2
Amortization of intangible assets	2	1	1	1	1	1	1	1
	—	—	—	—	—	—	—	—
Income from continuing operations	3	11	14	14	3	12	12	14
Other income, net	2	3	4	4	4	4	4	4
Gains on sales of available for sale investments	—	—	—	—	—	—	—	1
Gains (loss) from non-marketable investments, net of impairments	1	1	—	—	—	(4)	—	—

Income from continuing operations before income tax provision	6	15	18	18	7	12	16	19
Income tax provision	3	7	6	5	3	4	3	9
	—	—	—	—	—	—	—	—
Income from continuing operations	3	8	12	13	4	8	13	10
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	3	—	—	—	—	—

Net income	3%	8%	15%	13%	4%	8%	13%	10%

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 62% of our revenues during 2007, are annually renewable and are generally payable in advance. We generated cash from operating activities of $37.4 million during 2007 and $45.8 million during 2006. The decrease in cash provided by operating activities is primarily attributable to a decrease in accrued expenses.

We used cash in investing activities of $25.3 million during 2007 and $86.4 million during 2006. The decrease in cash used in investing activities is primarily attributable to a decrease in net purchases of available-for-sale securities. We regularly invest excess funds in short- and intermediate-term interest-bearing obligations of investment grade.

In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of December 31, 2007, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds.

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

In December 2003, we committed to invest an additional $2.0 million over an expected period of two years in an annex fund of one of the two private equity investment funds. As of December 31, 2007, we had contributed $2.0 million to the annex fund.

We generated $1.1 million in cash from financing activities during 2007 and generated $30.5 million during 2006. The decrease in cash from financing activities is primarily attributable to a decrease in proceeds from the exercise of employee stock options and the employee stock purchase plan.

In February 2005, our Board of Directors authorized an additional $50.0 million to purchase common stock under the existing stock repurchase program and in October 2007, our Board of Directors authorized a further $50.0 million to purchase common stock under the stock repurchase program. During 2006 and 2007, we repurchased 471,000 and 172,000 shares of common stock at an aggregate cost of approximately $12.3 million and $4.6 million, respectively. As of December 31, 2007, we had cumulatively repurchased approximately 5.0 million shares of common stock at an aggregate cost of approximately $90.4 million.

In February 2008, certain Auction Rate Securities (“ARS”) that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totalled $63.4 million (of which $22.5 million have failed) as of February 29, 2008. The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

As of December 31, 2007, we had cash and cash equivalents of $53.2 million and available-for-sale securities of $195.8 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2007, we had future contractual obligations as follows for operating leases:

Contractual	Future Payments by Year
Obligations	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Operating leases	$28,541	8,301	7,437	7,148	3,792	567	1,296

•	The above table does not include future minimum rentals to be received under subleases of $165,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty and timing of capital calls made by such funds to pay these capital commitments.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our consolidated results of operations and financial condition.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All investments mature within approximately one year from the date of purchase. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

Our available for sale securities portfolio, which totalled $195.8 million at December 31, 2007, includes Auction Rate Securities (“ARS”) of $120.2 million from various issuers collateralized by student loans and municipal debt. ARSs are securities with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue and could result in either temporary or other-than-temporary impairments of our ARS holdings, which totalled $63.4 million (of which $22.5 million had failed) as of February 29, 2008. (The $56.8 million difference between the $120.2 million of ARSs held at December 31, 2007 and the $63.4 million held as of February 29, 2008, represents successful net sales of these securities at par value.) The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in value of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of income, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity in US dollars (dollars in thousands):

	Fair Value at	Year Ending	Year Ending	Year Ending
	December 31,	December 31,	December 31,	December 31,
	2007	2008	2009	2010

Cash equivalents	$17,501	$17,501
Weighted average interest rate	4.60%	4.60%
Investments	$192,352	$145,673	$36,620	$10,059
Weighted average interest rate	4.28%	4.48%	3.65%	3.62%
Total portfolio	$209,853	$163,174	$36,620	$10,059
Weighted average interest rate	4.31%	4.49%	3.65%	3.62%

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2007, the total assets, excluding goodwill and intangible assets, related to non-U.S. dollar denominated currencies were approximately $37.8 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2007 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment”, effective January 1, 2006.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 14, 2008

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands)

CURRENT ASSETS:
Cash and cash equivalents	$39,157	$53,163
Available-for-sale securities (Note 6)	168,676	195,811
Accounts receivable, net of allowance for doubtful accounts of $717 and $727 in 2006 and 2007, respectively (Note 15)	59,727	69,865
Deferred income tax assets (Note 8)	13,592	13,236
Deferred commissions	10,117	10,631
Prepaid expenses and other current assets	7,610	11,304

Total current assets	298,879	354,010

LONG-TERM ASSETS:
Property and equipment, net (Note 15)	5,611	6,834
Goodwill, net (Note 4)	53,171	53,677
Deferred income taxes, net (Note 8)	11,335	2,274
Intangible assets, net (Note 4)	1,517	309
Non-marketable investments (Note 7)	13,015	8,414
Other assets	615	839

Total long-term assets	85,264	72,347

Total assets	$384,143	$426,357

CURRENT LIABILITIES:
Accounts payable	$2,878	$4,174
Accrued expenses (Note 15)	29,852	28,891
Deferred revenue	99,875	111,418

Total current liabilities	132,605	144,483

Non-current liabilities	6,633	6,858
COMMITMENTS (NOTES 9 and 12)
STOCKHOLDERS’ EQUITY (NOTE 10):
Preferred stock, $.01 par value
Authorized — 500 shares
Issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 27,884 and 28,165 shares in 2006 and 2007, respectively
Outstanding — 23,045 and 23,153 shares in 2006 and 2007, respectively	279	282
Additional paid-in capital	270,306	284,431
Retained earnings	62,766	81,478
Treasury stock — 4,839 and 5,011 shares in 2006 and 2007, respectively, at cost	(85,834)	(90,428)
Accumulated other comprehensive loss	(2,612)	(747)

Total stockholders’ equity	244,905	275,016

Total liabilities and stockholders’ equity	$384,143	$426,357

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share data)

REVENUES:
Research services	$96,699	$114,876	$131,163
Advisory services and other	54,700	66,597	80,893

Total revenues	151,399	181,473	212,056

OPERATING EXPENSES:
Cost of services and fulfillment	60,461	73,268	81,608
Selling and marketing	51,050	59,626	71,830
General and administrative	18,039	22,859	30,749
Depreciation	3,539	3,618	3,986
Amortization of intangible assets (Note 4)	3,527	2,060	1,232

Total operating expenses	136,616	161,431	189,405

Income from continuing operations	14,783	20,042	22,651
Other income, net	3,027	5,704	8,372
Gains on sales of available-for-sale securities (Note 6)	1,489	—	603
Gains (impairments) from non-marketable investments, net (Note 7)	206	348	(1,622)

Income from continuing operations before income tax provision	19,505	26,094	30,004
Income tax provision (Note 8)	7,243	10,037	11,061

Income from continuing operations	12,262	16,057	18,943
(Loss) income from discontinued operations, net of taxes (Note 3)	(318)	300	—
Gain on sale of discontinued operations, net of taxes (Note 3)	—	1,399	—

Net income	$11,944	$17,756	$18,943

Basic income per common share from continuing operations	$0.58	$0.72	$0.82
Basic (loss) income per common share from discontinued operations	(0.02)	0.08	0.00

Basic income per common share	$0.56	$0.80	$0.82

Diluted income per common share from continuing operations	$0.56	$0.70	$0.80
Diluted (loss) income per common share from discontinued operations	(0.01)	0.07	0.00

Diluted income per common share	$0.55	$0.77	$0.80

Basic weighted average common shares outstanding	21,413	22,195	23,074

Diluted weighted average common shares outstanding	21,876	22,973	23,729

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity	Income
	(In thousands)

Balance, December 31, 2004	24,729	$247	$207,115	$33,066	3,045	$(50,056)	$(1,732)	$188,640
Issuance of common stock under stock option plans, including tax benefit	579	6	9,785	—	—	—	—	9,791
Issuance of common stock under employee stock purchase plan, including tax benefit	83	1	1,315	—	—	—	—	1,316
Stock-based compensation expense	—	—	2,002	—	—	—	—	2,002
Purchase of common stock	—	—	—	—	1,323	(23,474)	—	(23,474)
Net income	—	—	—	11,944	—	—	—	11,944	$11,944
Unrealized loss on available-for-sale securities, net of tax provision	—	—	—	—	—	—	(1,578)	(1,578)	(1,578)
Cumulative translation adjustment	—	—	—	—	—	—	706	706	706

Total comprehensive income									$11,072

Balance, December 31, 2005	25,391	254	220,217	45,010	4,368	(73,530)	(2,604)	189,347
Issuance of common stock under stock option plans, including tax benefit	2,409	24	41,318	—	—	—	—	41,342
Issuance of common stock under employee stock purchase plan, including tax benefit	84	1	1,561	—	—	—	—	1,562
Stock-based compensation expense	—	—	7,210	—	—	—	—	7,210
Purchase of common stock	—	—	—	—	471	(12,304)	—	(12,304)
Net income	—	—	—	17,756	—	—	—	17,756	$17,756
Unrealized gain on available-for-sale securities, net of tax provision	—	—	—	—	—	—	271	271	271
Cumulative translation adjustment	—	—	—	—	—	—	(279)	(279)	(279)

Total comprehensive income									$17,748

Balance, December 31, 2006	27,884	279	270,306	62,766	4,839	(85,834)	(2,612)	244,905
Cumulative effect of adoption of FIN 48				(231)				(231)
Issuance of common stock under stock option plans, including tax benefit	281	3	5,800	—	—	—	—	5,803
Stock-based compensation expense	—	—	8,325	—	—	—	—	8,325
Purchase of common stock	—	—	—		172	(4,594)	—	(4,594)
Net income	—	—	—	18,943	—	—	—	18,943	18,943
Unrealized gain on available-for-sale securities, net of tax provision	—	—	—	—	—	—	2,196	2,196	2,196
Cumulative translation adjustment	—	—	—	—	—	—	(331)	(331)	(331)

Total comprehensive income									$20,808

Balance, December 31, 2007	28,165	$282	$284,431	$81,478	5,011	$(90,428)	$(747)	$275,016

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net income	$11,944	$17,756	$18,943
Loss (Income) from discontinued operations, net	318	(300)	—
Gain on disposal of discontinued operations, net	—	(1,399)	—

Income from continuing operations	12,262	16,057	18,943
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	3,539	3,551	3,903
Amortization of intangible assets	3,527	2,060	1,232
Impairments (Gains) from non-marketable investments	(206)	(348)	1,622
Realized gains on sales of available-for-sale securities	(1,489)	—	(603)
Tax benefit from exercises of employee stock options	2,243	75	101
Deferred income taxes	4,973	9,636	6,878
Non-cash stock-based compensation expense	2,002	7,210	8,326
Increase in provision for doubtful accounts	100	358	480
Loss on disposal of fixed assets	—	67	83
Amortization of premium on available-for-sale securities	1,080	852	607
Changes in assets and liabilities —
Accounts receivable	(14,307)	(7,765)	(9,966)
Deferred commissions	(2,084)	(1,267)	(514)
Prepaid expenses and other current assets	(545)	(1,906)	(3,552)
Accounts payable	(2,063)	1,171	1,171
Accrued expenses	(2,022)	2,935	(1,122)
Deferred revenue	16,508	12,751	9,841

Net cash provided by continuing operations	23,518	45,437	37,430

Net cash provided by discontinued operations	414	325	—

Net cash provided by operating activities	23,932	45,762	37,430

Cash flows from investing activities:
Purchases of property and equipment	(3,012)	(3,334)	(5,106)
Purchases of non-marketable investments	(700)	(300)	—
Proceeds from non-marketable investments	741	555	2,640
Proceeds from sale of discontinued operations	—	1,642	250
Decrease in other assets	995	391	146
Purchases of available-for-sale securities	(260,362)	(565,495)	(1,240,584)
Proceeds from sales and maturities of available-for-sale securities	264,626	480,166	1,217,367

Net cash provided by (used in) investing activities	2,288	(86,375)	(25,287)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	8,963	42,526	4,896
Tax benefits related to stock options	—	308	807
Repurchase of common stock	(23,474)	(12,304)	(4,594)

Net cash (used in) provided by financing activities	(14,511)	30,530	1,109

Effect of exchange rate changes on cash and cash equivalents	(499)	702	754

Net increase (decrease) in cash and cash equivalents	11,210	(9,381)	14,006
Cash and cash equivalents, beginning of year	37,328	48,538	39,157

Cash and cash equivalents, end of year	$48,538	$39,157	$53,163

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$288	$2,186	$3,719

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Financial Instruments

Forrester’s financial instruments consist of cash equivalents, available for sale securities, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values. The fair market value of marketable securities is based on market quotes. Forrester’s cash equivalents and marketable securities are generally investment-grade corporate bonds and obligations of the federal government or municipal issuers.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. The Company’s investments are comprised of securities of U.S. government agencies, municipal notes which mature on auction reset feature (Auction Rate Securities or ARSs), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Forrester accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities and are carried at fair value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which generally occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.

The fair value of our investments and/or marketable securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. The Company’s auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through an auction process every seven to thirty-five days. This auction mechanism generally allows existing investors to roll over their holdings and continue to own their securities or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor the auctions to ensure they are successful, which provides evidence that these investments that are carried at par value approximate their fair value. To the extent an auction were to fail and the securities were not liquid, we would need to seek other alternatives to determine the fair value of these securities which may not be based on quoted market transactions. We did not need to seek alternative methods of valuation for our auction rate securities held as of December 31, 2007 as all of our auction rate securities had successful auctions up to December 31, 2007 as well as in January 2008.

Forrester continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. No impairment charges were recorded on any investments during the years ended December 31, 2007, 2006 and 2005.

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

Intangible Assets and Impairment of Long-Lived Assets Subject to Amortization

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

Foreign Currency

The functional currencies of Forrester’s wholly-owned subsidiaries, with the exception of the German holding companies where the functional currency is the U.S. dollar, are their respective local currencies. The financial statements of the subsidiaries other than the German holding companies are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses. Translation gains and losses are accumulated as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in other income in the consolidated statements of income and were not significant during the periods presented. For the German holding companies, the foreign translation and transaction gains and losses are recognized in the related current period income statement. For the three years ended December 31, 2007, the only material translation gains and losses arising from the German holding companies were related to deferred tax liabilities and therefore are recorded as components of income tax expense and represented a loss of $871,000 in 2005 and a gain of $671,000 and $767,000 in 2006 and 2007, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007

Unrealized (loss) gain on available-for-sale securities, net of taxes	$(108)	$2,088
Cumulative translation adjustment	(2,504)	(2,835)

Total accumulated other comprehensive loss	$(2,612)	$(747)

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services, hosting events and conducting teleconferences. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester’s Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Event revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period.

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

Stock-Based Compensation

Effective January 1, 2006, Forrester adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Prior to January 1, 2006, Forrester followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its stock-based compensation. See Note 11 for further discussion of Forrester’s historical accounting under APB No. 25.

Forrester has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as disclosed in previous filings. Periods prior to January 1, 2006 will not include compensation costs calculated under the fair value method. Under the provisions of SFAS No. 123R, Forrester recorded approximately $7.2 million and $8.3 million of stock-based compensation (including the expense in 2007 associated with the tolled options discussed in Note 11) in

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accompanying consolidated statement of income for the years ended December 31, 2006 and 2007, respectively, included in the following expense categories (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Cost of services and fulfillment	$3,185	$4,245
Selling and marketing	1,885	1,730
General and administrative	2,140	2,351

Total	$7,210	$8,326

The assumptions underlying this computation and additional information with respect to periods prior to January 1, 2006 are included in Note 11 to these consolidated financial statements.

Allowance for Doubtful Accounts

Forrester maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, the Company makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in the customer payment terms. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic and diluted weighted average common shares are as follows:

	2005	2006	2007
	(In thousands)

Basic weighted average common shares outstanding	21,413	22,195	23,074
Weighted average common equivalent shares	463	778	655

Diluted weighted average common shares outstanding	21,876	22,973	23,729

As of December 31, 2005, 2006 and 2007, options to purchase approximately 2,417,000, 1,095,000, and 1,282,408 shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Forrester has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on the Company’s consolidated results of operations and financial condition.

(2)	Stock Option Investigation; Restatement of Historical Financial Statements

In its Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), the Company restated its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Income, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended December 31, 2005 and 2004 as well as the unaudited quarterly financial information for interim periods of 2006 and 2005. The restatement covered three separate matters: (1) the results of the inquiry into the Company’s historical stock option granting practices (2) failure to properly account for the difference in the book and tax basis of goodwill related to a German acquisition in 2000 primarily due to a write-down of goodwill for tax purposes in 2002 and (3) failure to appropriately update management’s estimate of the applicable pre-vesting forfeiture rate, which resulted in the recognition of excess stock-based compensation expense under SFAS No. 123R during 2006 interim periods. 2005 and 2006 financial information included in this Annual Report of Form 10-K for the year ended December 31, 2007 reflects the aforementioned restatements.

As a result of the stock option investigation, the Company determined that the vesting and/or exercise of certain stock options that were granted on a discounted basis (exercise price is less than the fair market value of the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of grant) could be subject to Internal Revenue Code section 409A. In February 2007, the Company filed a notice of participation in the voluntary program described in Internal Revenue Service (IRS) Announcement 2007-18, called the Compliance Resolution Program for Employees other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. The Company also participated in the similar program prescribed by the California Franchise Tax Board. Under these programs, employers elected to pay the requisite additional tax and associated interest and penalties on behalf of employees (and former employees) who exercised discounted stock options in 2006.

During 2007, Forrester paid a total of $362,000 to the Internal Revenue Service and the California Franchise Tax Board under these programs. Also, during 2007, the Board of Directors approved a tender offer to amend or replace certain previously granted stock options that had exercises prices less than the market value of Forrester stock on the correct measurement date and therefore would have been subject to tax under Internal Revenue Code Section 409A. In the tender offer, the Company adjusted the exercise prices of the affected options to the same prices used to calculate compensation expense in the consolidated financial statements. The Company agreed to compensate the employees who elected to participate in the tender offer by paying to each such person in January 2008 an amount equal to 105% of the difference between the original exercise price and the corrected exercise price for each affected option. As of December 31, 2007, the Company had $434,000 related to the tender offer included in accrued expenses, which was paid in 2008.

During 2007, the Company incurred approximately $3.8 million of costs (primarily professional fees) related to the stock option investigation, the SEC inquiry and the restatement of the Company’s historical financial statements, which have been recorded in the consolidated statement of income for the year ended December 31, 2007 under the caption General and Administrative Expense.

(3)	Discontinued Operations

On September 26, 2006, Forrester completed the sale of its Ultimate Consumer Panel (“UCP”) product line to Lightspeed Online Research, Inc. for $2.5 million in cash of which $2.25 million was paid at the closing date subject to a working capital adjustment, with the remainder paid in June 2007. The sale resulted in a gain on the disposal of discontinued operations of $1.4 million net of $1.0 million of taxes. The sale included the transfer of certain assets, including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a strategic fit with its core focus on broad, global business and consumer technology data.

The UCP product line had gross revenues for the years 2006 and 2005, of $1.8 million and $1.8 million, respectively. Net income from the discontinued operations was $300,000 (net of $204,000 of income tax expense) for the year ended December 31, 2006. Net loss from the discontinued operations was $318,000 (net of $219,000 of income tax benefit) for the year ended December 31, 2005. The financial results of the UCP product line are reported as a single line item of “(Loss) income from discontinued operations” for all periods presented. The gross revenue and net income numbers noted above for UCP for 2006 only include amounts recorded through September 26, 2006 as UCP was disposed of on that date.

Net assets and net liabilities of the UCP product line were $447,000 and $974,000, respectively at September 26, 2006. Net assets consisted primarily of accounts receivable and net liabilities consisted primarily of deferred revenue. The operating results of the UCP product line previously would have been included in the marketing and strategy operating segment.

(4)	Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester has selected November 30th as its date for performing the annual goodwill impairment test. Forrester

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared each reporting unit’s carrying value to its estimated fair value as of November 30, 2007 and determined that no impairment of its goodwill had occurred.

In January 2007, Forrester reorganized its business in a manner that changed its previous reporting segments. See Note 14 for further information on Forrester’s Operating Segment and Enterprise Wide Reporting.

As required by SFAS No. 142, the goodwill was reassigned to the new reporting units by using a relative fair value approach. The goodwill was assigned to the four reporting units as a result of this approach as follows:

		Technology
	Information	Industry	Marketing
	Technology Client	Client	and Strategy
	Group	Group	Client Group	Events	Total

Balance January 1, 2007	$22,784	$23,877	$4,555	$1,955	$53,171
Other	217	227	43	19	506

Balance December 31, 2007	$23,001	$24,104	$4,598	$1,974	$53,677

A summary of Forrester’s intangible assets as of December 31, 2006 and 2007 is as follows:

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$20,170	$18,653	$1,517
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$23,184	$21,667	$1,517

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$20,424	$20,115	$309
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$23,438	$23,129	$309

Amortization expense related to identifiable intangible assets was approximately $3.5 million, $2.1 million and $1.2 million during the years ended December 31, 2005, 2006 and 2007, respectively. The remaining carrying amount will be fully amortized during 2008.

(5)	Reorganizations

January 28, 2004 Reorganization

On January 28, 2004, Forrester announced a reduction of its workforce by approximately 15 positions in connection with the integration of GigaGroup’s operations, which were acquired in November 2003. As a result, Forrester recorded a reorganization charge of approximately $9.1 million in the year ended December 31, 2004. Approximately 53% of the terminated employees had been members of the sales force, while 27% and 20% had

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held administrative and research roles, respectively. The charge consisted primarily of severance and related benefits costs, office consolidation costs, such as contractual lease commitments for space that was vacated, the write-off of related leasehold improvements and furniture and fixtures, and other payments for professional services incurred in connection with the reorganization.

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

The accrued costs at December 31, 2006 related to the January 28, 2004 reorganization were paid in 2007 and accordingly there was no accrual remaining at December 31, 2007.

(6)	Available-for-sale Securities

Forrester’s available-for-sale securities at December 31, 2006 and 2007 consist of $168.7 million and $192.3 million of investments in debt securities, respectively, comprised of federal obligations, state and municipal bonds, some which contain auction reset features(Auction Rate Securities or ARSs), corporate bonds and approximately $60,000 and $3.5 million in equity securities, respectively. All investments are recorded at fair market value, with any unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.

The aggregate market value, amortized cost, unrealized gains and unrealized losses of the investments in federal obligations, state and municipal bonds and corporate bonds, are as follows (in thousands):

	As of December 31, 2006
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

Federal agency obligations	$3,976	$4,000	$—	$24
State and municipal bonds	147,494	147,565	10	81
Corporate bonds	17,146	17,218	—	72

	$168,616	$168,783	$10	$177

	As of December 31, 2007
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

State and municipal bonds	$192,352	$192,052	$340	$40

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturity periods of the state and municipal bonds in the Company’s portfolio as of December 31, 2007. As discussed in footnote, we classify ARSs as short term investments. The total amount of securities containing auction reset features as of December 31, 2007 was $120.2 million. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041.

	2008	2009	2010	Total

State and municipal bonds	$145,673	$36,620	$10,059	$192,352

The following table shows the gross unrealized losses and market value of Forrester’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position:

As of December 31, 2007
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$1,584	$1	$2,301	$39

The unrealized losses in all investment types were caused by increasing market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

In February 2008, certain ARSs that we hold experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of our ARS holdings, which totaled $63.4 million (of which $22.5 million have failed) as of February 29, 2008 (the $56.8 million difference between $120.2 million of ARSs held at December 31, 2007 and the $63.4 million held as of February 29, 2008, represents successful net sales of these securities at par value). The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future we determine that any decline in values of the ARSs is other-than-temporary, we would have to recognize the loss in our statement of operations, which could have a material impact on our operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or our inability to find a buyer outside of the auction process, we may classify these securities as long-term assets in our consolidated balance sheet as of March 31, 2008, or thereafter.

There were no gross realized gains or losses on sales of the federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2005, 2006 or 2007.

Forrester owns common stock in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore completed an initial public offering of its common stock. In December 2007, Forrester sold approximately 20,000 shares and received net proceeds of approximately $655,000, and recognized a gain of approximately $603,000 related to the sale. As of December 31, 2007, the investment of approximately $3.5 million, which is included in available-for-sale securities in the accompanying consolidated balance sheet, is stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive income. As of December 31, 2007, approximately $3.2 million of unrealized gain was recorded as a component of other comprehensive income.

As of January 1, 2004, Forrester owned an approximately 1.1% ownership in a holding company that was a majority shareholder of Greenfield Online, Inc. (“Greenfield”), an Internet-based market research firm. In July 2004, Greenfield (NASDAQ: SRVY) completed an initial public offering in which Forrester’s ownership interest

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was converted into stock. In March 2005, Forrester sold the remainder of its holdings, approximately 89,000 shares of common stock, received net proceeds of approximately $1.7 million and recognized a gain of approximately $1.5 million related to the sale of these shares.

(7)	Non-Marketable Investments

At December 31, 2006 and 2007, the carrying value of non-marketable investments is as follows (in thousands):

	2006	2007

Private equity funds	$12,584	$8,328
Doculabs, Inc.	108	86
comScore Networks, Inc.	323	—

	$13,015	$8,414

In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the years ended December 31, 2005, 2006 and 2007, Forrester contributed approximately $863,000, $625,000, and $138,000 respectively, to these investment funds, resulting in total cumulative contributions of approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the years ended December 31, 2005, 2006 and 2007, gross distributions of $1.1 million, $861,000 and $1.6 million, respectively, were recorded and resulted in gains of $370,000, $575,000 and $537,000, respectively in the consolidated statements of income. During 2007, the Company recorded impairments of approximately $2.0 million which is included in the consolidated statements of income. There were no impairments recorded in 2005 and 2006. During each of the years ended December 31, 2005, 2006 and 2007, fund management charges of approximately $338,000 were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.

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

In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. During the year ended December 31, 2005 there was no impairment recorded. In 2006 and 2007, Forrester determined that its investment had been impaired. As a result, Forrester recorded write-downs of approximately $227,000 and $123,000, respectively, which is included in the consolidated statements of income for the years ended December 31, 2006 and 2007, respectively, in gains from non-marketable investments, net of impairments. As of December 31, 2007, Forrester had received a return on investment of approximately $344,000 which was recorded as a reduction of the investment’s carrying value. No gain or loss was recorded. This investment is being accounted for using the equity method as the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period.

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

During the years ended December 31, 2005 and 2006, Forrester recognized revenues of approximately $229,000, and $200,000, respectively, related to a core research and advisory services contract purchased by one of the private equity investment firms.

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (“Doculabs”), an independent technology research firm and in March 2001, Forrester invested an additional $2.0 million. Forrester currently has an approximately 13.5% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. In 2005, Forrester determined that its investment had been impaired. As a result, Forrester recorded write-downs of approximately $164,000, which are included in the consolidated statement of income for the year ended December 31, 2005 in gains from non-marketable investments, net of impairments. As of December 31, 2006 and 2007, Forrester determined that no further impairment had occurred. In 2006 and 2007, Forrester received dividends of $67,000 and $22,000, respectively which were recorded as a reduction of the investment’s carrying value.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting at the time in approximately a 1.2% ownership interest. This investment was being accounted for using the cost method and, accordingly, was valued at cost unless a permanent impairment in its value occurs or the investment is liquidated. No impairments were recorded for 2005 and 2006. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares and the remaining investment of approximately $3.5 million was included in available-for-sale securities in the accompanying consolidated balance sheet.

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

Income from continuing operations before income tax provision for the years ended December 31, 2005, 2006 and 2007 consists of the following (in thousands):

	2005	2006	2007

Domestic	$17,720	$23,622	$25,886
Foreign	1,785	2,472	4,118

Total	$19,505	$26,094	$30,004

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision (benefit) for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	2005	2006	2007

Current —
Federal	$413	$375	$334
State	(7)	855	2,238
Foreign	364	720	1,611

	770	1,950	4,183

Deferred —
Federal	5,950	7,180	7,513
State	1,102	220	151
Foreign	(579)	687	(786)

	6,473	8,087	6,878

Income tax provision	$7,243	$10,037	$11,061

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2005, 2006 and 2007 is as follows:

	2005	2006	2007

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from —
State tax provision, net of federal benefit	3.5	2.7	6.2
Non-deductible expenses	2.5	0.9	1.5
Tax-exempt interest income	(2.9)	(5.0)	(8.1)
Stock compensation deduction including APB No. 25 expense	2.1	3.0	2.7
Other, net	1.0	—	2.2
Change in tax rate	—	—	(5.8)
Change in valuation allowance	(4.1)	1.9	3.2

Effective income tax rate	37.1%	38.5%	36.9%

The components of deferred income taxes as of December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007

Non-deductible reserves and accruals	$4,245	$2,192
Stock compensation	1,441	3,347
Other depreciation and amortization	1,365	1,910
Net operating loss and other carryforwards	35,620	25,135

Gross deferred tax asset	$42,671	$32,584
Less — Valuation allowance	(13,651)	(12,794)

Net deferred tax asset	$29,020	$19,790

German Goodwill Amortization	(6,633)	(5,848)
Deferred commissions	(4,093)	(4,331)

Net deferred tax asset	$18,294	$9,611

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax liability associated with German goodwill amortization of $5,848 and $6,633 for the years ended December 31, 2007 and 2006, respectively are classified as a non current liability in Forrester’s balance sheet.

Forrester has aggregate net U.S. operating loss carryforwards for federal tax purposes of approximately $46.2 million which will expire between the years 2013 and 2023. The net operating loss carryforwards for the year ended December 31, 2007 include approximately $13.4 million resulting from excess tax deductions from stock options exercised in 2006 and 2007. Pursuant to SFAS No. 123R, the deferred tax asset relating to excess tax benefits from these exercises was not recognized for financial statement purposes. The net operating losses relating to the excess tax benefits generated from exercises of stock options prior to 2006 were recorded as a benefit to additional paid-in capital within stockholders’ equity. The use of these net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes. The Company has alternative minimum tax (AMT) credit carryforwards for income tax purposes of approximately $1.8 million at December 31, 2007. The Company also has foreign net operating loss carryforwards of approximately $38.9 million, which can be carried forward indefinitely. Approximately $10.7 million of the foreign net operating loss carryforwards were acquired from Giga Information Group, Inc. (“Giga”), the utilization of which is subject to limitation under the tax law of the United Kingdom.

During the year ended December 31, 2007, Forrester’s valuation allowance decreased by approximately $857,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the carryforwards expire. Although realization is not assured, based upon the level of historical taxable income of Forrester and projections for Forrester’s future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. As of December 31, 2007, approximately $3.2 million of the valuation allowance for deferred tax assets relate to the acquisition of Giga, the tax benefit of which, if recognized, will be allocated to first reduce goodwill to zero, second to reduce to zero other noncurrent intangible assets related to the acquisition, and lastly to reduce the income tax expense.

Upon adoption of SFAS 141-R, Business Combinations, the reduction of a valuation allowance that pertains to the acquired companies is generally recorded to reduce our income tax expense.

A portion of the deferred tax liabilities are created by goodwill as a result of an acquisition in Germany in 2000. These deferred tax liabilities are not allowed as an offset to deferred tax assets for purposes of determining the amount of valuation allowance required. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. The resulting deferred tax liability as of December 31, 2006 and 2007 was $6.6 million and $5.8 million, respectively.

No amount for U.S. income tax has been provided on undistributed earnings of Forrester’s foreign subsidiaries because Forrester considers such earnings to be permanently reinvested. The amount of such earnings included in consolidated retained earnings at December 31, 2007 was approximately $10.7 million. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to adjustments, if any, for foreign tax credits and amounts previously included in U.S. income under IRC Section 956, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with the hypothetical calculation.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of net unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$1,110
Gross increases for tax positions of prior years	320
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statute of limitation	(21)

Unrecognized tax benefits balance at December 31, 2007	$1,409

The Company’s major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom and Germany. In the United Kingdom, the 2003 and 2004 tax years are currently under audit and all subsequent years remain open. The Company does not anticipate the resolution of the 2003 and 2004 tax years or open subsequent years will significantly impact the Company’s consolidated financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, we had approximately $114,000 and $283,000 of accrued interest and penalties related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $392,000 as of January 1, 2007 and $676,000 as of December 31, 2007.

Due to the expected settlements as well as expiration of certain statutes of limitation, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next twelve months by a range of zero to $320,000.

(9)	Commitments

As of December 31, 2007, Forrester had future contractual obligations as follows for operating leases (in thousands):

2008	8,301
2009	7,437
2010	7,148
2011	3,792
2012	567
Thereafter	1,296

Total minimum lease payments	$28,541

The above table does not include future minimum rentals to be received under subleases of $165,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described in Note 7 due to the uncertainty as to the timing of capital calls made by such funds.

Sublease income was approximately $1,181,000 in 2005, $721,000 in 2006, and $330,000 in 2007.

Aggregate rent expenses, net of sublease income, were approximately $6.7 million, $7.7 million and $9.4 million for the years ended December 31, 2005, 2006, and 2007, respectively.

(10)	Stockholders’ Equity

Preferred Stock

Forrester has authorized 500,000 shares of $.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations, or

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

Treasury Stock

Through 2005, Forrester’s Board of Directors authorized an aggregate $100 million to purchase common stock under the stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. In October 2007, Forrester’s Board of Directors authorized an additional $50 million to purchase common stock under the stock repurchase plans. As of December 31, 2007, Forrester had repurchased approximately 5.0 million shares of common stock at an aggregate cost of $90.4 million, including commissions paid for the acquisition of the common stock.

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

In May 2006, the Forrester Research, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was approved by the stockholders of the Company. The 2006 Plan provides for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 returned 1996 Plan shares. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over two to four years and expire after 10 years. Options granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan.

In September 1996, Forrester adopted the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”), which provided for the issuance of options to purchase up to 600,000 shares of common stock. The 1996 Directors’ Plan provided that each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, the 1996 Directors’ Plan provided that each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock at time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 1996 Directors’ Plan immediately vest upon certain events, as described in the 1996 Directors’ Plan. Upon adoption of the 2006 Directors’ Plan described below, the 1996 Directors’ Plan terminated.

In May 2006, the Forrester Research, Inc. 2006 Stock Option Plan for Directors’ (the “2006 Directors’ Plan”) was approved by the stockholders of the Company. The 2006 Directors’ Plan provides for the issuance of options to purchase up to 450,000 shares of common stock. Under the 2006 Directors’ Plan, each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan.

Stock option activity from December 31, 2004 to December 31, 2007 was as follows (in thousands, except per share data):

			Weighted
			Average
		Exercise	Exercise	Aggregate
	Number	Price Per	Price Per	Intrinsic
	of Shares	Share	Share	Value

Outstanding at December 31, 2004	5,109	$2.75-70.84	$18.98	—
Granted	1,146	14.04-21.01	14.59
Exercised	(579)	2.75-20.53	13.34	3,631
Forfeited	(440)	11.69-45.41	19.82

Outstanding at December 31, 2005	5,236	9.57- 70.84	18.57	—
Granted	1,146	18.75-31.54	24.92
Exercised	(2,409)	9.57-28.47	17.01	22,283
Forfeited	(653)	13.94-70.84	20.38

Outstanding at December 31, 2006	3,320	9.57-67.97	21.52	—
Granted	641	23.11-28.62	27.70
Exercised	(281)	9.57-25.16	17.45	2,458
Forfeited	(216)	11.69-67.97	21.35

Outstanding at December 31, 2007	3,464	$11.69-$65.59	$23.15	$21,302

Exercisable at December 31, 2007	2,000	$11.69-$65.59	$21.57	$16,562

Exercisable at December 31, 2006	1,310	$9.57-$67.97	$22.52	$9,597

Exercisable at December 31, 2005	2,769	$9.57-$70.84	$20.85

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

		Weighted	Weighted	Options	Weighted
	Options	Average	Average	Exercisable	Average
	Outstanding	Exercise	Remaining	At	Exercise
	At December 31,	Price of	Contractual	December 31,	Price of
	2007	Options	Life	2007	Options
Range of Exercise Prices	(In thousands)	Outstanding	(in years)	(In thousands)	Exercisable

$11.69-$14.06	354	$13.83	6.61	352	$13.83
14.12-16.01	355	15.28	5.74	305	15.24
16.03-18.42	557	17.87	5.84	377	17.76
18.47-21.87	306	20.04	4.59	230	19.85
22.19-22.19	415	22.19	8.25	195	22.19
22.22-26.30	371	24.99	5.09	255	25.13
26.40-28.47	354	27.22	8.77	45	27.29
28.52-31.39	350	28.74	8.83	23	30.30
31.42-56.41	362	35.91	7.38	177	40.62
60.63-65.59	40	62.31	2.64	41	62.31

	3,464	$23.15	6.74	2,000	$21.57

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life of options exercisable as of December 31, 2007 was 5.42 years. As of December 31, 2007, shares available for future grant of awards under the 2006 Plan and the 2006 Directors’ Plan were approximately 3,999,105 and 325,000, respectively.

As described in Note 1, effective January 1, 2006, Forrester adopted the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, Forrester recorded approximately $7.2 million and $8.3 million of stock-based compensation expense in the accompanying consolidated statements of income for the years ended December 31, 2006 and 2007, respectively. Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company recorded stock-based compensation expense based on the provisions contained in APB No. 25. The impact of the change in accounting principle from APB No. 25 to SFAS No. 123R was an increase in non-cash stock-based compensation expense of $4.9 million, or $0.22 and $0.21 per basic and diluted income per common share, respectively, which is included in the accompanying consolidated statement of income for the year ended December 31, 2006.

The option period under the employee stock purchase plan that would have resulted in the purchase of shares at the end of June 2007 was terminated and no option period was authorized for the remainder of the year. As a result no compensation expense was recognized related to the employee stock purchase plan for the year ended December 31, 2007. (See Note 13 for further discussion of the Employee Stock Purchase Plan). The options granted under the stock option plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Year Ended	Year Ended
	December 31,	December 31,	Year Ended
	2006	2006	December 31,
	Stock Option	Employee Stock	2007
	Plans	Purchase Plan	Stock Option Plan

Average risk-free interest rate	4.69%	5.27%	4.5%
Expected dividend yield	None	None	None
Expected life	6.25 Years	0.5 Years	3.24 Years
Expected volatility	35%	26%	35%
Weighted average fair value	$9.18	$5.12	$8.28

The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. With the exception of the options granted on April 3, 2006 and April 2, 2007 referenced below, the expected term assumption is calculated using the simplified method outlined in SEC Staff Accounting Bulletin No. 107.

Based on Forrester’s historical experience for grants with varying vesting terms, an estimated forfeiture rate of 10% had been used to determine current period expense. Forrester analyzed various employee groups to determine if the utilization of different forfeiture rates was required to arrive at a more accurate expense number. The Company concluded that the forfeiture experience was not materially different amongst the employee groups and determined that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture rate is higher than estimated. The actual expense recognized over the vesting period will only be for those shares that vest.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock (“the April 3, 2006 grant”). These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the interim reporting periods of 2006. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2006 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months. The remaining compensation expense associated with this accelerated vesting will be recognized on a prospective basis in accordance with SFAS No. 123R.

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and will vest only if certain pro forma operating margin targets related to full year 2007 performance are achieved. The vesting of these options is over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2007 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. As of December 31, 2007, operating performance resulted in the options vesting over 36 months consistent with the Company’s estimates used during the interim periods.

As of December 31, 2006 and 2007, there remained approximately $12.4 million and $6.6 million, respectively, of unrecognized compensation costs related to non-vested stock options that is expected to be recognized as expense over a weighted average period of approximately one year.

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

Terminated employees have three months from date of termination to exercise their vested options. During 2007, following the Company’s conclusion that its financial statements could no longer be relied upon, the registration statement covering the offer and sale of stock upon the exercise of options was not available. As a result, no option holders were able to exercise their options and terminated employees faced the prospect of having their options expire before being able to exercise them. Because the suspension of the registration statement was not anticipated, the Company modified vested options held by terminated employees to extend their expiration dates to 30 days after the date the suspension is lifted, but no later than December 31, 2007 (i.e., tolled stock options). Options for terminated employees that were tolled before March 14, 2007 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise. When the Company’s registration statement covering the offer and sale of stock became available, these awards were reclassified as equity awards. Options that were tolled after March 14, 2007 were accounted for as equity awards because their options were tolled in conjunction with their termination. A summary of the options tolled during 2007 is as follows:

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total
	Number of	Number of	Expense
	Individuals	Shares	(in 000’s)

Amount related to the modification of previously issued stock options	16	76,800	$533
Tolled stock options accounted for as liability awards and related fair market value adjustments	8	66,588	478

	24	143,388	$1,011

As discussed in Note 2, during 2007, the Board of Directors approved a tender offer to amend or replace certain previously granted stock options that had exercises prices less than the market value of the Company’s stock on the correct measurement date and therefore would have been subject to tax under Internal Revenue Code Section 409A. In the tender offer, the Company adjusted the exercise prices of the affected options to the same prices used to calculate compensation expense in the consolidated financial statements. The Company agreed to compensate the employees who elected to participate in the tender offer by paying to each such person in January 2008 an amount equal to 105% of the difference between the original exercise price and the corrected exercise price for each affected option. In total, 117 employees had options to purchase approximately 213,000 shares modified in December 2007 in connection with the tender offer. The total incremental cost of the modification was approximately $434,000.

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

In addition to the compensation expense related to the March 31, 2005 grant, Forrester recorded additional stock-based compensation expense under APB No. 25 related to the misdated options identified through the independent investigation discussed in Note 2. The total non-cash stock-based compensation expense included in the consolidated statements of income for the year ended December 31, 2005 is included in the following expense categories (in thousands):

Year Ended
December 31,
2005

Cost of services and fulfillment	$1,047
Selling and marketing	434
General and administrative	521

Total	$2,002

Prior to January 1, 2006, Forrester applied APB No. 25 to account for equity grants and awards to employees. Forrester adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” and has presented such disclosure. The “fair value” of each option grant is estimated on the date of grant using the Black-

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes option pricing model. The key assumptions used to apply this pricing model and the related weighted average fair values are as follows:

2005

Risk-free interest rate	3.93%
Expected dividend yield	—
Expected lives	4 years
Expected volatility	46%
Weighted average fair value	$5.94

The following table illustrates the impact on net income and earnings per share if the Company had recorded compensation costs based on the revised measurement dates, under the fair value accounting method defined SFAS No. 123 for 2005 ( in thousands, except per share amounts).

2005

Net Income	$11,944
Add: APB No. 25 Compensations
Expense, net of taxes	1,259
Deduct: SFAS No. 123 historical Compensation expense, net of taxes	(4,390)

Pro forma Net Income	$8,813

Net income per share	$0.56
Basic	$0.54
Diluted
Pro forma net income per share
Basic	$0.41
Diluted	$0.40

(12)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $1.6 million, $2.0 million and $2.0 million for the years ended December 31, 2005, 2006, and 2007, respectively.

(13)	Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provides for the issuance of up to 900,000 shares of common stock. As of December 31, 2007, 132,278 shares remain available for issuance. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her regular salary for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. The Company did not have purchase periods during 2007. Shares purchased by employees under the Stock Purchase Plan are as follows:

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2005	39,474	$15.16
December 31, 2005	43,291	$15.09
June 30, 2006	50,609	$15.62
December 31, 2006	34,239	$26.52

(14)	Operating Segment and Enterprise Wide Reporting

Through December 31, 2006, Forrester’s operations were managed within the following three operating groups: (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. As of January 1, 2007, Forrester was reorganized into three client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted client base. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Other” operating segment relate to the operations of the events sales and production departments. Revenue reported in the “Other” operating segment consists primarily of sponsorships and event tickets from Forrester events.

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, client services non-cash stock-based compensation expense, general and administrative expenses, depreciation expense and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments. Segment information for the years ended December 31, 2006 and 2005 has been restated to conform to the current year’s presentation.

	IT	TI	M&S	Other	Consolidated

Year Ended December 31, 2005
Revenue	$65,883	$45,461	$34,545	$5,510	$151,399
Direct Profit	31,844	31,186	8,904	610	72,544
Corporate Expenses					(54,234)
Amortization of intangible assets					(3,527)

Income from continuing operations					$14,783
Year ended December 31, 2006
Revenue	$78,363	$54,074	$41,089	$7,947	$181,473
Direct Profit	39,166	30,586	14,605	2,208	86,565
Corporate Expenses					(64,463)
Amortization of intangible assets					(2,060)

Income from continuing operations					$20,042
Year ended December 31, 2007
Revenue	$89,818	$64,936	$46,351	$10,951	$212,056
Direct Profit	45,994	36,392	19,035	4,074	105,465
Corporate Expenses					(81,612)
Amortization of intangible assets					(1,232)

Income from continuing operations					$22,651

During the interim periods of 2007, Forrester improperly included certain corporate expenses in the “Other” operating segment. As a result, Forrester is restating its interim period operating segment information for 2007 and 2006 to properly reflect the re-classification of those expenses (consisting principally of expenses related to the shared Emerging Markets and European Salesforces as well as client services and other shared services) from the “Other” operating segment into Corporate expenses. There was no change to the Company’s previously reported segment information for the IT, TI and M&S client Groups.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IT	TI	M&S	Other	Consolidated

Three Months Ended March 31, 2006
Revenue	$18,134	$12,513	$9,508	$438	$40,593
Direct Profit	8,893	7,244	3,111	(266)	18,982
Corporate Expenses					(16,703)
Amortization of intangible assets					(652)

Income from continuing operations					$1,627
Three Months Ended June 30, 2006
Revenue	$19,665	$13,569	$10,311	$4,313	$47,858
Direct Profit	10,095	7,692	3,582	1,746	23,115
Corporate Expenses					(17,092)
Amortization of intangible assets					(472)

Income from continuing operations					$5,551
Three Months Ended September 30, 2006
Revenue	$19,361	$13,360	$10,152	$1,201	$44,074
Direct Profit	10,131	7,958	4,290	20	22,399
Corporate Expenses					(16,015)
Amortization of intangible assets					(474)

Income from continuing operations					$5,910
Three Months Ended December 31, 2006
Revenue	$21,203	$14,632	$11,118	$1,995	$48,948
Direct Profit	10,047	7,692	3,622	710	22,071
Corporate Expenses					(14,655)
Amortization of intangible assets					(462)

Income from continuing operations					$6,954
Three Months Ended March 31, 2007
Revenue	$21,131	$15,377	$10,216	$593	$47,317
Direct Profit	11,597	9,040	4,180	(90)	24,727
Corporate Expenses					(23,046)
Amortization of intangible assets					(392)

Income from continuing operations					$1,289
Three Months Ended June 30, 2007
Revenue	$21,652	$16,199	$11,420	$5,914	$55,185
Direct Profit	11,047	9,275	4,962	2,971	28,255
Corporate Expenses					(21,178)
Amortization of intangible assets					(293)

Income from continuing operations					$6,784

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IT	TI	M&S	Other	Consolidated

Three Months Ended September 30, 2007
Revenue	$21,989	$16,078	$11,583	$1,485	$51,135
Direct Profit	11,026	9,022	4,910	(85)	24,873
Corporate Expenses					(18,327)
Amortization of intangible assets					(293)

Income from continuing operations					$6,253
Three Months Ended December 31, 2007
Revenue	$25,046	$17,282	$13,132	$2,959	$58,419
Direct Profit	12,324	9,055	4,983	1,279	27,641
Corporate Expenses					(19,061)
Amortization of intangible assets					(254)

Income from continuing operations					$8,326

Net long-lived assets by location as of December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007

United States	$18,251	$14,233
United Kingdom	407	417
Europe (excluding United Kingdom)	547	1,353
Other	36	84

	$19,241	$16,087

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2005, 2006, and 2007 are as follows (dollars in thousands):

	2005	2006	2007

United States	$105,133	$128,232	$149,745
United Kingdom	12,098	13,685	16,348
Europe (excluding United Kingdom)	19,194	21,829	25,328
Canada	7,734	8,872	11,731
Other	7,240	8,855	8,904

	$151,399	$181,473	$212,056

United States	69%	71%	71%
United Kingdom	8	8	8
Europe (excluding United Kingdom)	13	12	12
Canada	5	5	5
Other	5	4	4

	100%	100%	100%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2006 and 2007 consist of the following (in thousands):

	2006	2007

Computers and equipment	$8,830	$10,246
Computer software	7,220	9,099
Furniture and fixtures	3,155	3,343
Leasehold improvements	5,452	5,876

Total property and equipment	24,657	28,564
Less accumulated depreciation and amortization	19,046	21,730

Property and equipment, net	$5,611	$6,834

Accrued Expenses:

Accrued expenses as of December 31, 2006 and 2007 consist of the following (in thousands):

	2006	2007

Payroll and related	$13,848	$14,016
Other	16,004	14,875

	$29,852	$28,891

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2005, 2006, and 2007 is as follows (in thousands):

	2005	2006	2007

Balance, beginning of year	$1,017	$799	$717
Provision for doubtful accounts	100	358	480
Write-offs	(318)	(440)	(470)

Balance, end of year	$799	$717	$727

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Summary Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2006 and 2007 (in thousands, except per share data):

	Unaudited Consolidated Statement of Income Data for the
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Amounts in thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	40,593	47,858	44,074	48,948	47,317	55,185	51,135	58,419
Income from continuing operations	$1,338	$3,648	$4,832	$6,239	$2,030	$4,502	$6,797	$5,615

Income from discontinued operations, net of taxes	114	135	51	$—	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	1,399	—	—	—	—	—

Net income	$1,452	$3,783	$6,282	$6,239	$2,030	$4,502	$6,797	$5,615

Basic income per common share from continuing operations	$0.07	$0.17	$0.21	$0.27	$0.09	$0.20	$0.29	$0.24
Basic income per common share from discontinued operations	$0.01	$0.01	$0.06	$—	$—	$—	$—	$—

Basic income per common share	$0.08	$0.18	$0.27	$0.27	$0.09	$0.20	$0.29	$0.24

Diluted income per common share from continuing operations	$0.06	$0.17	$0.21	$0.26	$0.09	$0.19	$0.29	$0.24
Diluted income per common share from discontinued operations	$0.01	$0.01	$0.06	$—	$—	$—	$—	$—

Diluted income per common share	$0.07	$0.18	$0.27	$0.26	$0.09	$0.19	$0.29	$0.24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which herein.

Changes in Internal Control Over Financial Reporting

During 2007, we filled open positions within the accounting and tax functions including a Controller, US Operations, an Accounting Manager, and a Senior Tax Accountant. Personnel within the accounting and tax functions attended additional training throughout 2007 and we continued to supplement our internal tax and accounting personnel with experienced external advisors who work directly with internal personnel and advise management as necessary on complex tax and accounting issues. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders Forrester Research, Inc.
Cambridge, MA

We have audited Forrester Research, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Forrester Research Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forrester Research, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 14, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The remainder of the response to this item is contained under the caption “EXECUTIVE OFFICERS” in Part I of this report, and in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2008 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2007, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

	(a)		(c)
	Number of Securities	(b)	Number of Securities Remaining
	to be Issued Upon Exercise	Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,	Price of Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)(1)

Equity Compensation plans approved by stockholders(1)	3,447,761	$23.15	4,456,383
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	3,447,761	$23.15	4,456,383

(1)	Column (c) includes, as of December 31, 2007, 3,999,105 shares available for issuance under our 2006 Equity Incentive Plan, 325,000 shares under our 2006 Director’s Stock Option Plan, and 132,278 shares that are available for issuance under our Amended and Restated 1996 Employee Stock Purchase Plan.

The shares available under out 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2008 Proxy Statement under the captions “Information with respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in the Company’s 2008 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a. Financial Statements. See Index on page 31.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Stock Purchase Agreement dated as of November 15, 1999 among Forrester Research, Inc., William Reeve and Neil Bradford
2.2(7)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(3)	Restated Certificate of Incorporation of Forrester
3.2(5)	Certificate of Amendment of the Certificate of Incorporation of Forrester
3.3(16)	Bylaws of the Company, as amended
4(3)	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester
10.1+(3)	Registration Rights and Non-Competition Agreement
10.3+(11)	1996 Amended and Restated Equity Incentive Plan, as amended
10.4+(11)	1996 Employee Stock Purchase Plan, as amended
10.5+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.6+(14)	2006 Equity Incentive Plan
10.7+(14)	2006 Stock Option Plan for Directors
10.8+(2)	Summary of Non-Employee Director Compensation
10.9+(10)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.10+(12)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.11+(12)	Employment Agreement of Robert Davidson
10.12+(13)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.13(4)	Lease dated May 6, 1999 between Technology Square LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.14(11)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.15+(17)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.16+(17)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.17+(2)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.18+(2)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.19+(15)	Description of Matrix Bonus Plan
10.20+(2)	Separation Agreement between the Company and Daniel Mahoney dated December 12, 2006
10.21+(2)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
10.22+(18)	Forrester Research, Inc. Employee Retention Plan
14.1(2)	Code of Business Conduct and Ethics
21(18)	Subsidiaries of the Registrant
23.1(18)	Consent of BDO Seidman, LLP
31.1(18)	Certification of the Principal Executive Officer
31.2(18)	Certification of the Principal Financial Officer
32.1(18)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(18)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on November 30, 1999 (File No. 000-21433) and incorporated by reference herein.

(2)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(3)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21433) and incorporated by reference herein.

(5)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on April 9, 2004 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(11)	Files as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(16)	Filed as an exhibit to Forrester’s Current Report on Form 8-K filed on September 20, 2007 (File No. 000-21433) and incorporated herein by reference.

(17)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 14, 2008

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 14, 2008

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 14, 2008

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 14, 2008

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 14, 2008