Form 10-Q
period 2008-03-31
FORRESTER RESEARCH INC
filed 2008-05-12
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Registrant’s telephone number, including area code: (617) 613 – 6000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 6, 2008, 23,502,169 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$126,510	$53,163
Available-for-sale securities	79,613	195,811
Accounts receivable, net	50,880	69,865
Deferred commissions	10,300	10,631
Deferred income tax assets, net	11,694	13,236
Prepaid expenses and other current assets	10,079	11,304

Total current assets	289,076	354,010

Long-term assets:
Available-for-sale securities	61,412	—
Property and equipment, net	6,830	6,834
Goodwill, net	53,769	53,677
Deferred income tax assets, net	4,271	2,274
Non-marketable investments	8,230	8,414
Intangible assets, net	150	309
Other assets	1,207	839

Total long-term assets	135,869	72,347

Total assets	$424,945	$426,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,347	$4,174
Accrued expenses	25,835	28,891
Deferred revenue	117,059	111,418

Total current liabilities	146,241	144,483

Non-current liabilities	6,936	6,858

Stockholders’ equity:
Preferred stock, $.01 par value Authorized— 500 shares Issued and outstanding—none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 28,412 and 28,165 shares as of March 31, 2008 and December 31, 2007, respectively Outstanding— 22,861 and 23,153 shares as of March 31, 2008 and December 31, 2007, respectively	284	282
Additional paid-in capital	291,388	284,431
Retained earnings	86,506	81,478
Treasury stock, at cost— 5,551 and 5,011 shares as of March 31, 2008 and December 31, 2007, respectively	(104,902)	(90,428)
Accumulated other comprehensive loss	(1,508)	(747)

Total stockholders’ equity	271,768	275,016

Total liabilities and stockholders’ equity	$424,945	$426,357

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(UNAUDITED)
Revenues:
Research services	$35,949	$31,302
Advisory services and other	19,025	16,015

Total revenues	54,974	47,317

Operating expenses:
Cost of services and fulfillment	21,148	19,838
Selling and marketing	18,850	17,117
General and administrative	7,226	7,758
Depreciation	1,036	923
Amortization of intangible assets	171	392

Total operating expenses	48,431	46,028

Income from operations	6,543	1,289

Other income:
Other income, net	2,072	1,866
Gains from securities and non-marketable investments	497	174

Income from operations before income tax provision	9,112	3,329

Income tax provision	4,084	1,299

Net Income	$5,028	$2,030

Basic net income per common share	$0.22	$0.09

Diluted net income per common share	$0.21	$0.09

Basic weighted average common shares outstanding	23,048	23,058

Diluted weighted average common shares outstanding	23,617	23,752

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(UNAUDITED)
Cash flows from operating activities:
Net income	$5,028	$2,030
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	1,036	923
Amortization of intangible assets	171	392
Non-cash stock-based compensation	1,406	2,618
Deferred income taxes	605	952
Gains from non-marketable investments	(100)	(174)
Gains on sales of available-for-sale securities	(397)	—
Increase in provision for doubtful accounts	96	100
Amortization of premium on available-for-sale securities	187	173
Changes in assets and liabilities—
Accounts receivable	19,802	19,457
Deferred commissions	331	521
Prepaid expenses and other current assets	1,873	(2,790)
Accounts payable	(886)	(689)
Accrued expenses	(3,819)	(2,115)
Deferred revenue	4,419	88

Net cash provided by operating activities	29,752	21,486

Cash flows from investing activities:
Purchases of property and equipment	(954)	(1,993)
Proceeds from non-marketable investments	200	300
Decrease in other assets	202	86
Purchases of available-for-sale securities	(390,696)	(225,360)
Proceeds from sales and maturities of available-for-sale securities	442,962	204,310

Net cash provided by (used in) investing activities	51,714	(22,657)

Cash flows from financing activities:
Proceeds from exercises of employee stock options	4,377	811
Excess tax benefits from non-cash stock-based compensation	1,175	—
Acquisition of treasury stock	(14,474)	—

Net cash (used in) provided by financing activities	(8,922)	811

Effect of exchange rate changes on cash and cash equivalents	803	48

Net increase (decrease) in cash and cash equivalents	73,347	(312)

Cash and cash equivalents, beginning of period	53,163	39,157

Cash and cash equivalents, end of period	$126,510	$38,845

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$385	$2,123

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.
Fair Value
Effective January 1, 2008, Forrester Research, Inc. (“Forrester” or “the Company”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$37,473	$—	$—	$37,473
comScore	1,725	—	—	1,725
Federal agency and corporate obligations (1)	—	55,905	—	55,905
State and municipal obligations	—	77,888	61,412	139,300

Total	$39,198	$133,793	$61,412	$234,403

(1)	— Included in cash and cash equivalents at March 31, 2008
Level 3 assets consist of auction rate securities (“ARS”) from various issuers collateralized by student loans and municipal debt. In February 2008, auctions began to fail for these securities and the majority of the auctions since then have failed. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, and the fact that the funds associated with the ARS may not be accessible for in excess of 12 months, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of March 31, 2008. For the majority of these securities, Forrester used a discounted cash flow methodology to determine fair value with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The remainder of the securities were valued consistent with historical practices with the most significant input into the valuation being the probability of the security being called or of an auction succeeding.
Based on these inputs, the valuation of the securities ranged from par to a 13% discount from par with a weighted average discount across the portfolio of 2%. Changes in the assumptions of Forrester’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Forrester to record an impairment charge for these securities in the future.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Municipal Bonds
Balance at December 31, 2007	$120,200
Unrealized loss included in other comprehensive income	(1,488)
Net settlements	(57,300)

Balance at March 31, 2008	$61,412

Stock-Based Compensation
      Forrester accounts for share-based payments under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period.
      Forrester recorded approximately $2.6 million and $1.4 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended March 31, 2007 and 2008, respectively, included in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of services and fulfillment	$768	$1,462
Selling and marketing	270	678
General and administrative	368	478

	$1,406	$2,618

      On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock (“the April 3, 2006 grant”). These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. At the time of grant, operating performance was expected to result in the options vesting over 36 months. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months and the expense related to these options was recognized on a graded basis.
      On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the interim reporting periods of 2007. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2007 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2007 resulted in the options vesting over 36 months.

Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

		Three Months Ended
	March 31,
	2008		2007
		Employee
	Stock	Stock	Stock
	Option Plans	Purchase Plans	Option Plans

Average risk-free interest rate	2.8%	2.8%	4.8%
Expected dividend yield	None	None	None

Expected life	3.5 Years	0.5 Years	3.5 Years
Expected volatility	35%	42%	35%
Weighted average fair value at grant date	$7.12	$7.46	$8.59
     The dividend yield of zero is based on the fact that Forrester has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns.
     Based on Forrester’s historical experience as well as management’s expectations for the next year, a forfeiture rate of 10% was used to determine current period expense. Forrester evaluated various employee groups and determined that forfeiture experience and expectations were not materially different amongst employee groups and therefore concluded that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture is higher than estimated.
The following table summarizes stock option activity under all stock option plans for the three months ended March 31, 2008 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2007	3,464	$23.15	6.74	$21,302
Granted	30
Exercised	(246)
Cancelled	(44)

Outstanding as of March 31, 2008	3,204	$23.54	6.57	$15,447

Exercisable as of March 31, 2008	1,926	$21.89	5.26	$13,076

     During the three-month periods ended March 31, 2007 and 2008, the total intrinsic value of stock options exercised was $462,000 and $2.3 million, respectively. The unamortized fair value of stock options as of March 31, 2008 was $5.3 million, with a weighted average remaining recognition period of 1.08 years.

Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31, 2008.
Effective January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). As a result of the adoption of FIN 48, the Company recognized a $233,000 increase to reserves for income taxes for unrecognized tax benefits, with a corresponding decrease to retained earnings as of January 1, 2007. The Company classifies interest and penalties as a component of tax expense.
As of March 31, 2008, the Company had total gross unrecognized tax benefits of approximately $883,000 compared with approximately $1.4 million as of December 31, 2007, representing a decrease of approximately $517,000 for the first three months of fiscal 2008. Of the total gross unrecognized tax benefits, $462,000, if recognized, would reduce the effective tax rate in the period of recognition. The decrease in gross unrecognized tax benefit pertains primarily to the settlement of a UK audit which closed out the UK tax years of 2003 through 2005. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of March 31, 2008 is $151,000.
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

NOTE 2 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of March 31, 2008 is as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT
		(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$20,602	$20,452	$150
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,616	$23,466	$150

Amortization expense related to identifiable intangible assets was approximately $171,000 and $392,000 during the three months ended March 31, 2008 and 2007, respectively. The remaining carrying amount will be fully amortized during 2008.
NOTE 3 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three months ended March 31, 2008 and 2007 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2008 and 2007 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(IN THOUSANDS)
Basic weighted average common shares outstanding	23,048	23,058
Weighted average common equivalent shares	569	694

Diluted weighted average shares outstanding	23,617	23,752

During the three-month periods ended March 31, 2008 and 2007, approximately 1,242,000 and 760,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 4 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(IN THOUSANDS)
Unrealized (loss) gain on available-for-sale securities, net of taxes	$(1,666)	$29
Cumulative translation adjustment	905	(141)

Total other comprehensive loss	$(761)	$(112)
Reported net income	5,028	2,030

Total comprehensive income	$4,267	$1,918

NOTE 5 — AVAILABLE-FOR-SALE SECURITIES
A summary of Forrester’s available-for-sale securities as of March 31, 2008 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2008
Short-term investments:
comScore	$220	$1,505	$—	$1,725
State and municipal obligations	77,561	748	(421)	77,888

Total short-term investments	77,781	2,253	(421)	79,613

State and municipal obligations, long-term	62,900	—	(1,488)	61,412

Total short and long-term investments	$140,681	$2,253	$(1,909)	$141,025

December 31, 2007
State and municipal obligations	$192,052	$340	$(40)	$192,352
comScore	271	3,188	—	3,459

Total short-term investments	$192,323	$3,528	$(40)	$195,811

     The following table summarizes the maturity periods of the state and municipal obligations in the Company’s portfolio as of March 31, 2008. As discussed below, Forrester is now classifying auction rate securities (“ARS”) as long- term investments. The total amount of securities containing auction reset features as of March 31, 2008 was $61.4 million. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041.

	2008	2009	2010	Total
State and municipal obligations	$78,157	$44,633	$16,510	$139,300

     The unrealized losses in the state and municipal obligations were caused by increasing market interest rates, and in the case of ARS, were due principally to illiquidity in the marketplace (see Note 1 for further discussion of fair value.). The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at March 31, 2008.
     As of March 31, 2008 and December 31, 2007, unrealized gains on available-for-sale securities, net of tax, of $424,000 and $2.1 million, respectively, were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

     In February 2008, certain ARSs that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings, which totaled $61.4 million. The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future it is determined that any decline in values of the ARSs is other-than-temporary, the Company would have to recognize the loss in the statement of operations, which could have a material impact on the operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of March 31, 2008.
     Forrester owns common stock in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares and an additional 20,000 shares in February 2008. As of March 31, 2008, the remaining investment of approximately $1.7 million, which is included in available-for-sale securities in the accompanying consolidated balance sheet, is stated at fair market value with any unrealized gains and losses reported as a component of accumulated other comprehensive loss. As of March 31, 2008, approximately $1.5 million of unrealized gain was recorded as a component of accumulated other comprehensive loss.
NOTE 6 — NON-MARKETABLE INVESTMENTS
     In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended March 31, 2007 and 2008 no additional contributions were made. The total cumulative contributions are approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2007 and 2008, gross distributions of $300,000 and $200,000, respectively, were recorded and resulted in gains of $174,000 and $100,000, respectively in the consolidated statements of income. During the three months ended March 31, 2007 and 2008, there were no impairments recorded. During each of the three months ended March 31, 2007 and 2008, fund management charges of approximately $84,000 were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
     In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of March 31, 2008, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2007 and 2008, there were no impairments recorded.
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
NOTE 7 — STOCK REPURCHASE
Through 2007, the Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of March 31, 2008, Forrester had repurchased approximately 5,551,000 shares of common stock at an aggregate cost of approximately $104.9 million.

NOTE 8 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Forrester manages its business within three principal client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Other” segment relate to the operations of the events sales and production departments. Revenue reported in the “Other” operating segment consists primarily of sponsorships and event tickets to Forrester events. As of January 1, 2008, the European sales force was integrated into the Client Groups. As a result, expenses related to the European sales force were reclassified from corporate expenses to the Client Groups for 2007, in order to conform with the current year presentation.
Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, client services, non-cash stock-based compensation expense, general and administrative expenses, depreciation expense and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions on the allocation of resources.
The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended March 31, 2008
Revenue	$24,616	$16,747	$12,755	$856	$54,974
Direct Margin	10,917	8,701	4,315	(158)	23,775
Corporate expenses					17,061
Amortization of intangible assets					171

Income from continuing operations					$6,543

Three months ended March 31, 2007
Revenue	$21,131	$15,377	$10,216	$593	$47,317
Direct Margin	10,052	8,599	3,551	(90)	22,112
Corporate expenses					20,431
Amortization of intangible assets					392

Income from continuing operations					$1,289

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(IN THOUSANDS)

United States	$39,566	$33,358
United Kingdom	3,441	3,522
Europe (excluding United Kingdom)	6,561	5,447
Canada	3,075	2,761
Other	2,331	2,229

	$54,974	$47,317

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
United States	72%	70%
United Kingdom	6	7
Europe (excluding United Kingdom)	12	12
Canada	6	6
Other	4	5

	100%	100%

NOTE 9 — STOCK OPTION INVESTIGATION: RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three months ended March 31, 2008, Forrester recorded a net benefit of $68,000 related to the settlement of stock option-related payroll tax exposure offset by professional fees related to the stock option investigation and previously completed restatement of the Company’s historical financial statements. For the three months ended March 31, 2007, the Company incurred expenses of $1.7 million related to the stock option investigation and restatement of the Company’s historical financial statements.
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on an instrument-by-instrument basis. The Company did not elect to adopt the fair value option under this Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to anticipate trends in technology spending in the marketplace, business and economic conditions, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at March 31, 2008. We calculate client retention as the number of client companies who renewed with memberships as a percentage of those that would have expired. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve month fiscal period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Deferred Revenue (in millions at quarter-end)	$117.1	$100.2	16.9	17%
Agreement Value (in millions at quarter-end)	$195.6	$173.2	22.4	13%
Client Retention	76%	78%	(2)	(3)%
Dollar Retention	87%	88%	(1)	(1)%
Enrichment	106%	107%	(1)	(1)%
Number of clients	2,490	2,367	123	5%
The increase in deferred revenue and agreement value from March 31, 2007 to March 31, 2008 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at March 31, 2008 was approximately $45,200, an increase of 7 % from $42,400 at March 31, 2007. Client retention, dollar retention and enrichment all declined slightly year over year primarily due to a greater proportion of new business contracts in 2007 than previously experienced, which historically, and in 2008, have renewed at lower rates.

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
We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements in our 2007 Annual Report on Form 10-K.
•	REVENUE RECOGNITION. We generate revenues from licensing annual memberships to our research, performing advisory services, hosting events and conducting teleconferences. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Revenues from Forrester teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester’s Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a money-back guarantee, which gives them the right to cancel their membership contracts prior to the end of the contract term. For contracts that can be terminated during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, which are deferred and then recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	NON-CASH STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value of stock- based compensation, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility and expected option lives and forfeiture rates. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $679,000 as of March 31, 2008. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “ Goodwill and Other Intangible Assets “, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of March 31, 2008, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). “FIN 48” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with “SFAS No. 109”, “Accounting for Income Taxes” (“SFAS 109”). The impact of the adoption of “FIN 48” is discussed in Note 1 to our interim consolidated financial statements.

•	VALUATION AND IMPAIRMENT OF AVAILABLE-FOR-SALE SECURITIES. The fair value of our available for sale securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. As of March 31, 2008, we held approximately $61 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we are determining the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

Research services	65%	66%
Advisory services and other	35	34

Total revenues	100	100

Cost of services and fulfillment	39	42
Selling and marketing	34	36
General and administrative	13	16
Depreciation	2	2
Amortization of intangible assets	—	1

Income from operations	12	3
Other income, net	4	4
Gains from securities and non-marketable investments	—	—

Income from operations before income tax provision	16	7
Income tax provision	7	3

Net income	9%	4%

THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Revenues (in millions)	$55.0	$47.3	7.7	16%
Revenues from research services (in millions)	$36.0	$31.3	4.7	15%
Advisory services and other revenues (in millions)	$19.0	$16.0	3.0	19%
Revenues attributable to customers outside of the United States (in millions)	$15.4	$13.9	1.5	11%
Revenues attributable to customers outside of the United States as a percentage of total revenue	28%	30%	(2)	(7)%

Number of clients	2,490	2,367	123	5%
Number of research employees	346	299	47	16%

Number of events	2	1	1	100%
The increase in total revenues and in research services revenues is primarily due to the increase in clients resulting from an increased number of salespeople during 2007, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of foreign currency translation total revenues would have increased 14% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. No single client company accounted for more than 2% of revenues during the three months ended March 31, 2008 or 2007.
The increase in advisory services and other revenues is primarily the result of an increase in the number of research employees available to deliver advisory services.
International revenues increased 11% to $15.4 million in the three months ended March 31, 2008 from $13.9 million in the three months ended March 31, 2007 primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Cost of services and fulfillment (in millions)	$21.1	$19.8	1.3	7%
Cost of services and fulfillment as a percentage of total revenues	39%	42%	(3)	(7%)
Number of research and fulfillment employees	415	373	42	11%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Selling and marketing expenses (in millions)	$18.9	$17.1	1.8	11%
Selling and marketing expenses as a percentage of total revenues	34%	36%	(2)	(6)%
Number of selling and marketing employees	385	316	69	22%
The increase in selling and marketing expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees. The decrease in selling and marketing expenses as a percentage of total revenues is primarily attributable to an increased revenue base.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

General and administrative expenses (in millions)	$7.2	$7.8	(.6)	(8%)
General and administrative expenses as a percentage of total revenues	13%	16%	(3)	(19%)
Number of general and administrative employees	135	118	17	14%
The decrease in general and administrative expenses both in dollars and as a percentage of total revenues is primarily attributable to a decrease in professional fees associated with the stock option investigation and previously completed restatement of our historical financial statements, offset by increased compensation and benefits costs resulting from an increase in the number of general and administrative employees.
DEPRECIATION. Depreciation expense increased to $1.0 million in the three months ended March 31, 2008 from $923,000 in the three months ended March 31, 2007. The increase is primarily attributable to depreciation expense for computer and software assets purchased during 2007.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $171,000 in the three months ended March 31, 2008 from $392,000 in the three months ended March 31, 2007. This decrease in amortization expense is primarily attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, increased 11% to $2.1 million during the three months ended March 31, 2008 from $1.9 million during the three months ended March 31, 2007. The increase is primarily due to an increase in the average cash and investment balances available for investment in 2008 as compared to 2007.
GAINS FROM SECURITIES AND NON-MARKETABLE INVESTMENTS. Gains on distributions from non-marketable investments totaled approximately $100,000 and $174,000 during the three months ended March 31, 2008 and 2007, respectively. In 2008, we sold approximately 20,000 shares of comScore, receiving proceeds of approximately $438,000 and recording a gain of approximately $397,000 related to the sale.

PROVISION FOR INCOME TAXES. Income tax expense for the quarter ended March 31, 2008 was $4.1 million, or 45% of pre-tax income, compared to $1.3 million, or 39% of pre-tax income for the three months ended March 31, 2007. The increase in our effective tax rate for 2008 compared to 2007 was primarily the result of a decrease in tax exempt interest income as a percentage of total income, an increase in state taxes and foreign taxes, offset by an increase in deductions from stock option exercises.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 65% of our revenues during the three months ended March 31, 2008, are annually renewable and are generally payable in advance. We generated cash from continuing operating activities of $29.8 million and $21.5 million during the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided from operations is primarily attributable to a decrease in prepaid expenses and other current assets, an increase in deferred revenue and increased net income.
We generated $51.7 million of cash from investing activities during the three months ended March 31, 2008 and we used $22.7 million of cash in investing activities during the three months ended March 31, 2007. The increase in cash provided from investing activities is primarily attributable to an increase in proceeds from sales and maturities of available-for-sale securities as well as a decrease in capital expenditures. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of March 31, 2008, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
We used $8.9 million in cash from financing activities during the three months ended March 31, 2008 and we generated $811,000 in cash from financing activities during the three months ended March 31, 2007. The decrease in cash provided from financing activities is primarily attributable to an increase in purchases of our stock pursuant to our stock repurchase program, offset by an increase in proceeds from exercises of employee stock options.
Through 2007, our Board of Directors authorized an aggregate $150.0 million to purchase common stock under the stock repurchase program. During the three months ended March 31, 2008, we repurchased approximately 538,000 shares of common stock at an aggregate cost of approximately $14.5 million. No shares were repurchased during the three months ended March 31, 2007. As of March 31, 2008, we had cumulatively repurchased approximately 5.6 million shares of common stock at an aggregate cost of approximately $104.9 million.
As of March 31, 2008, we held approximately $61.4 million of municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings, which totaled $61.4 million. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of March 31, 2008. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.
As of March 31, 2008, we had cash and cash equivalents of $126.5 million and available-for-sale securities of $141.0 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of March 31, 2008, we had future contractual obligations as follows for operating leases*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2008	2009	2010	2011	2012	Thereafter

Operating leases	$31,459	6,599	8,855	8,546	5,010	954	1,495

*	The above table does not include future minimum rentals to be received under subleases of $116,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
INTEREST RATE AND MARKET RISK. We maintain an investment portfolio consisting mainly of federal, state and municipal government obligations and corporate obligations. With the exception of the ARS described below, all investments mature within 3 years. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (except for any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.
Principal amounts by expected maturity in U.S. dollars are as follows:

	FAIR VALUE
	AT MARCH 31,
	2008	FY 2008	FY 2009	FY 2010
Cash equivalents	$93,378	$93,378	$—	$—
Weighted average interest rate	2.87%	2.87%	—	—

State and municipal agency obligations	139,300	78,157	44,633	16,510
Weighted average interest rate	3.87%	4.19%	3.54%	3.24%

Total portfolio	$232,678	$171,531	$44,633	$16,510
Weighted average interest rate	3.47%	3.47%	3.54%	3.24%
As of March 31, 2008, we held approximately $61 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2008, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $52.8 million.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the principal executive officer and principal financial officer by others within our Company during the quarter ended March 31, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2007, the Board of Directors authorized an aggregate $150 million to purchase common stock under our stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. During each of the three months during the quarter ended March 31, 2008, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
	Total Number	Average	Stock
	of	Price Paid	Repurchase
Period	Shares Purchased	per Share	Program
January 1 — January 31	—	$—	$—
February 1 — February 28	292,038	$26.85	$51,732
March 1 — March 31	246,200	$26.94	$45,099

	538,238	$26.89	$45,099

All purchases of our common stock were made under the stock repurchase program.
ITEM 6. EXHIBITS

10.1+	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001

10.2	Sixth Amendment to Lease dated as of April 22, 2008 between ARE-Tech Square, LLC and Forrester Research, Inc. for the premises located at 400 Technology Square, Cambridge, Massachusetts

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Denotes management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Date: May 9, 2008

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 9, 2008

Exhibit Index

Exhibit No.	Document

10.1+	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001

10.2	Sixth Amendment to Lease dated as of April 22, 2008 between ARE-Tech Square, LLC and Forrester Research, Inc. for the premises located at 400 Technology Square, Cambridge, Massachusetts

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Denotes management contract or compensation arrangement.