Form 10-Q
period 2008-06-30
FORRESTER RESEARCH INC
filed 2008-08-11
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Registrant’s telephone number, including area code: (617) 613 — 6000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 7, 2008, 23,189,319 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$155,315	$53,163
Available-for-sale securities	73,450	195,811
Accounts receivable, net	44,884	69,865
Deferred commissions	9,729	10,631
Deferred income tax assets, net	11,694	13,236
Prepaid expenses and other current assets	12,183	11,304

Total current assets	307,255	354,010

Long-term assets:
Available-for-sale securities	49,910	—
Property and equipment, net	6,598	6,834
Goodwill, net	53,769	53,677
Deferred income tax assets, net	4,925	2,274
Non-marketable investments	8,074	8,414
Intangible assets, net	126	309
Other assets	1,205	839

Total long-term assets	124,607	72,347

Total assets	$431,862	$426,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,834	$4,174
Accrued expenses	27,555	28,891
Deferred revenue	108,057	111,418

Total current liabilities	139,446	144,483

Deferred income tax liability and non-current accrued income tax liability	7,404	6,858

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares Issued — 28,848 and 28,165 shares as of June 30, 2008 and December 31, 2007, respectively
Outstanding — 23,113 and 23,153 shares as of June 30, 2008 and December 31, 2007, respectively	288	282
Additional paid-in capital	303,224	284,431
Retained earnings	95,151	81,478
Treasury stock, at cost — 5,735 and 5,011 shares as of June 30, 2008 and December 31, 2007, respectively	(110,459)	(90,428)
Accumulated other comprehensive loss	(3,192)	(747)

Total stockholders’ equity	285,012	275,016

Total liabilities and stockholders’ equity	$431,862	$426,357

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
	(UNAUDITED)

Revenues:
Research services	$37,861	$32,065	$73,810	$63,367
Advisory services and other	25,613	23,120	44,638	39,135

Total revenues	63,474	55,185	118,448	102,502

Operating expenses:
Cost of services and fulfillment	22,894	21,620	44,042	41,458
Selling and marketing	20,987	17,783	39,837	34,900
General and administrative	8,190	7,773	15,416	15,531
Depreciation	950	932	1,986	1,855
Amortization of intangible assets	23	293	194	685

Total operating expenses	53,044	48,401	101,475	94,429

Income from operations	10,430	6,784	16,973	8,073

Other income:
Other income, net	1,702	2,112	3,772	3,978
Gains (impairments) from securities and non-marketable investments, net	1,613	(1,962)	2,112	(1,788)

Income from operations before income tax provision	13,745	6,934	22,857	10,263

Income tax provision	5,100	2,432	9,184	3,731

Net income	$8,645	$4,502	$13,673	$6,532

Basic net income per common share	$0.38	$0.20	$0.59	$0.28

Diluted net income per common share	$0.37	$0.19	$0.58	$0.27

Basic weighted average common shares outstanding	22,956	23,072	23,002	23,065

Diluted weighted average common shares outstanding	23,554	23,827	23,586	23,789

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
	(UNAUDITED)
Cash flows from operating activities:
Net income	$13,673	$6,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,986	1,855
Amortization of intangible assets	194	685
(Gains) impairments from non-marketable investments, net	(55)	1,788
Gains on sales of available-for-sale securities	(2,057)	—
Increase in provision for doubtful accounts	394	300
Deferred income taxes	1,338	2,099
Non-cash stock-based compensation	2,705	4,338
Amortization of premium on available-for-sale securities	397	333
Changes in assets and liabilities:
Accounts receivable	25,429	21,861
Deferred commissions	901	1,575
Prepaid expenses and other current assets	(909)	(4,613)
Accounts payable	(410)	363
Accrued expenses	(1,462)	(2,574)
Deferred revenue	(4,630)	(8,414)

Net cash provided by operating activities	37,494	26,128

Cash flows from investing activities:
Purchases of property and equipment	(1,674)	(2,861)
Proceeds from non-marketable investments	225	883
Proceeds from sale of discontinued operations	—	250
Decrease in other assets	248	149
Purchases of available-for-sale securities	(678,811)	(541,494)
Proceeds from sales and maturities of available-for-sale securities	747,792	517,955

Net cash provided by (used in) investing activities	67,780	(25,118)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	12,811	811
Tax benefits related to stock options	3,255	—
Acquisition of treasury stock	(20,031)	—

Net cash (used in) provided by financing activities	(3,965)	811

Effect of exchange rate changes on cash and cash equivalents	843	212

Net increase in cash and cash equivalents	102,152	2,033

Cash and cash equivalents, beginning of period	53,163	39,157

Cash and cash equivalents, end of period	$155,315	$41,190

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,164	$2,947

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period.
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
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$43,180	$—	$—	$43,180
Federal agency and corporate obligations (1)	—	67,378	—	67,378
State and municipal obligations	—	73,450	49,910	123,360

Total	$43,180	$140,828	$49,910	$233,918

(1)—	Included in cash and cash equivalents at June 30, 2008
Level 3 assets consist of auction rate securities (“ARS”) from various issuers collateralized by student loans and municipal debt. In February 2008, auctions began to fail for these securities and the majority of the auctions since then have failed. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, and the fact that the funds associated with the ARS may not be accessible for in excess of 12 months, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of June 30, 2008. For the majority of these securities, Forrester used a discounted cash flow methodology to determine fair value with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The remainder of the securities were valued consistent with historical practices with the most significant input into the valuation being the probability of the security being called or of an auction succeeding.
Based on these inputs, the valuation of the securities ranged from par to a 25% discount from par with a weighted average discount across the portfolio of 4%. Changes in the assumptions of Forrester’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Forrester to record an impairment charge for these securities in the future.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

State and
Municipal
Obligations
Balance at December 31, 2007	$120,200
Unrealized loss included in other comprehensive income	(1,965)
Net settlements	(68,325)

Balance at June 30, 2008	$49,910

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
     Forrester recorded approximately $1.3 million and $1.7 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended June 30, 2008 and 2007, respectively, and $2.7 million and $4.3 million for the six months ended June 30, 2008 and 2007 included in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of services and fulfillment	$648	$840	$1,416	$2,302
Selling and marketing	206	532	476	1,211
General and administrative	444	348	813	825

	$1,298	$1,720	$2,705	$4,338

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
     On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin percentage targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the interim reporting periods of 2007. The expense related to these options was recognized on a graded basis, with the Company recognizing in 2007 100 percent of the expense related to the first tranche that was expected to vest in year one, 50 percent of the expense related to the portion of the options that was expected to vest in year two, and 33 percent of the expense related to the portion of the options that was expected to vest in year three. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2007 resulted in the options vesting over 36 months.
     On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options are subject to performance criteria and will vest only if certain pro forma operating margin targets related to full year 2008 performance are achieved. The vesting of these options is over 24, 36 or 48 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2008. As of June 30, 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period for the three months then ended. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest, 4 years for the year three vest and 5 years for the year four vest to value these options. The expense related to these options is being recognized on a graded basis.
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended	3 Months Ended
	June 30, 2007	June 30, 2008
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.6%	2.5%	2.8%
Expected dividend yield	None	None	None

Expected life	3.0 Years	3.5 Years	0.5 Years
Expected volatility	35%	35%	35%
Weighted average fair value at grant date	$8.27	$7.91	$6.95

	6 Months Ended	6 Months Ended
	June 30, 2007	June 30, 2008
	Stock	Stock	Employee Stock
	Option Plans	Option Plans	Purchase Plan
Average risk-free interest rate	4.6%	2.6%	2.8%
Expected dividend yield	None	None	None

Expected life	3.1 Years	3.5 Years	0.5 Years
Expected volatility	35%	35%	35%
Weighted average fair value at grant date	$8.34	$7.86	$6.95
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
The following table summarizes stock option activity under all stock option plans for the six months ended June 30, 2008 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2007	3,464	$23.15	6.74	$21,302
Granted	472	27.46
Exercised	(651)	18.56
Cancelled	(69)	26.53

Outstanding as of June 30, 2008	3,216	$24.64	6.93	$14,676

Exercisable as of June 30, 2008	1,901	$22.89	5.58	$12,973

During the three and six months ended June 30, 2008, the total intrinsic value of stock options exercised was $4.4 million and $6.7 million, respectively. During the three and six months ended June 30, 2007, the total intrinsic value of stock options exercised was $462,000. The unamortized fair value of stock options as of June 30, 2008 was $6.8 million, with a weighted average remaining recognition period of 1.63 years.
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
As of June 30, 2008, the Company had total gross unrecognized tax benefits of approximately $873,000 compared with approximately $1.4 million as of December 31, 2007, representing a decrease of approximately $527,000 for the first six months of fiscal 2008. Of the total gross unrecognized tax benefits, $666,000, if recognized, would reduce the effective tax rate in the period of recognition. The decrease in gross unrecognized tax benefit pertains primarily to the settlement of a UK audit which closed out the UK tax years of 2003 through 2005. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of June 30, 2008 is $156,000.
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
NOTE 2 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2008 is as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT
	(IN THOUSANDS)
Amortized intangible assets:
Customer relationships	$20,602	$20,476	$126
Research content	2,444	2,444	—
Registered trademarks	570	570	—

Subtotal	$23,616	$23,490	$126

Amortization expense related to identifiable intangible assets was approximately $23,000 and $194,000 during the three and six months ended June 30, 2008, respectively. Amortization expense related to identifiable intangible assets was approximately $293,000 and $685,000 during the three and six months ended June 30, 2007, respectively. The remaining carrying amount will be fully amortized during 2008.
NOTE 3 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and six months ended June 30, 2008 and 2007 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and six months ended June 30, 2008 and 2007 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
		(IN THOUSANDS)
Basic weighted average common shares outstanding	22,956	23,072	23,002	23,065
Weighted average common equivalent shares	598	755	584	724

Diluted weighted average shares outstanding	23,554	23,827	23,586	23,789

During the three and six month periods ended June 30, 2008 and 2007, approximately 1,582,000 and 1,092,000 and 1,420,000 and 941,000 stock options, respectively, were excluded from the calculation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.
NOTE 4 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
	(IN THOUSANDS)

Unrealized (loss) gain on available-for-sale securities, net of taxes	$(1,484)	$2,545	$(3,150)	$2,575
Cumulative translation adjustment	(202)	(217)	703	(359)

Total other comprehensive (loss) income	(1,686)	2,328	(2,447)	2,216
Reported net income	8,645	4,502	13,673	6,532

Total comprehensive income	$6,959	$6,830	$11,226	$8,748

NOTE 5 — AVAILABLE-FOR-SALE SECURITIES
A summary of Forrester’s available-for-sale securities as of June 30, 2008 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2008
State and municipal obligations, short-term	$73,127	$328	$(5)	$73,450

State and municipal obligations, long-term	51,875	—	(1,965)	49,910

Total short and long-term investments	$125,002	$328	$(1,970)	$123,360

December 31, 2007
State and municipal obligations	$192,052	$340	$(40)	$192,352
comScore	271	3,188	—	3,459

Total short-term investments	$192,323	$3,528	$(40)	$195,811

The following table summarizes the maturity periods of the state and municipal obligations in the Company’s portfolio as of June 30, 2008. As discussed below, Forrester is now classifying auction rate securities (“ARS”) as long- term investments. The total amount of securities containing auction reset features as of June 30, 2008 was $49.9 million. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041.

	FY 2008	FY 2009	FY 2010	FY 2011	Total
State and municipal agency obligations	$54,914	$42,934	$23,019	$2,493	$123,360
In the case of the ARS, the unrealized losses were due principally to illiquidity in the marketplace (see Note 1 for further discussion of fair value). The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

     Included in accumulated other comprehensive loss in the accompanying consolidated balance sheets was $1.1 million of unrealized losses on available-for-sale securities, net of tax, at June 30, 2008 and $2.1 million of net unrealized gains on available-for-sale securities, net of tax, at December 31, 2007.
     In February 2008, certain ARSs that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings, which totaled $49.9 million. The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future it is determined that any decline in values of the ARSs is other-than-temporary, the Company would have to recognize the loss in the statement of operations, which could have a material impact on the operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of June 30, 2008.
     In 2007, Forrester owned an approximately 1.2% ownership interest in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares and as of December 31, 2007, the investment of approximately $3.5 million was included in available-for-sale securities in the accompanying consolidated balance sheet, stated at fair market value with any unrealized gains and losses reported as a component of other comprehensive income. At December 31, 2007, approximately $3.2 million of unrealized gain was recorded as a component of other comprehensive income. In February 2008, Forrester sold an additional 20,000 shares and the remaining 86,000 shares were sold in May 2008 resulting in gains of approximately $387,000 and $1.7 million, respectively.
NOTE 6 — NON-MARKETABLE INVESTMENTS
     In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During each of the three and six months ended June 30, 2007 and 2008, Forrester contributed approximately $113,000 and $25,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended June 30, 2007 and 2008, gross distributions of $313,000 and $50,000 respectively, were recorded and resulted in gains of $197,000 and $32,000, respectively in the consolidated statements of income. During the six months ended June 30, 2007 and 2008, gross distributions of $613,000 and $250,000, respectively, were recorded and resulted in gains of $371,000 and $134,000, respectively in the consolidated statements of income. During each of the three and six months ended June 30, 2007 and 2008, Forrester recorded impairments of approximately $2.0 million and $75,000, respectively, which were included in the consolidated statements of income. During each of the three and six months ended June 30, 2007 and 2008, fund management charges of approximately $84,000 and $168,000, respectively were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
     In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of June 30, 2008, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and six months ended June 30, 2007 and 2008, Forrester recorded impairments of approximately $123,000 and $4,000, respectively, which were included in the consolidated statements of income. During the three months ended June 30, 2007, Forrester received a distribution of $39,000 which was accounted for as a return of capital.
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
NOTE 7 — STOCK REPURCHASE
Through 2008, the Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of June 30, 2008, Forrester had repurchased approximately 5.7 million shares of common stock at an aggregate cost of approximately $110.5 million.

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
The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended June 30, 2008
Revenue	$24,847	$17,459	$13,905	$7,263	$63,474
Direct Margin	10,407	8,920	4,979	4,026	28,332
Corporate expenses					17,879
Amortization of intangible assets					23

Income from operations					$10,430

Three months ended June 30, 2007
Revenue	$21,652	$16,199	$11,420	$5,914	$55,185
Direct Margin	9,640	8,904	4,359	2,971	25,874
Corporate expenses					18,797
Amortization of intangible assets					293

Income from operations					$6,784

	IT	TI	M&S	Other	Consolidated
Six months ended June 30, 2008
Revenue	$49,463	$34,206	$26,660	$8,119	$118,448
Direct Margin	21,324	17,621	9,294	3,868	52,107
Corporate expenses					34,940
Amortization of intangible assets					194

Income from operations					$16,973

Six months ended June 30, 2007
Revenue	$42,784	$31,576	$21,635	$6,507	$102,502
Direct Margin	19,692	17,503	7,911	2,880	47,986
Corporate expenses					39,228
Amortization of intangible assets					685

Income from operations					$8,073

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
		(IN THOUSANDS)

United States	$45,151	$38,850	$84,717	$72,208
Europe (excluding United Kingdom)	9,610	6,000	16,171	11,446
United Kingdom	3,260	5,081	6,701	8,603
Canada	3,318	3,017	6,393	5,778
Other	2,135	2,237	4,466	4,467

	$63,474	$55,185	$118,448	$102,502

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

United States	71%	70%	72%	71%
Europe (excluding United Kingdom)	15	11	14	11
United Kingdom	5	9	6	8
Canada	5	6	5	6
Other	4	4	3	4

	100%	100%	100%	100%
NOTE 9 — STOCK OPTION INVESTIGATION: RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three months ended June 30, 2008 and 2007, the Company incurred expenses of $666,000 and $1.1 million related to the stock option investigation and restatement of the Company’s historical financial statements, respectively. During the six months ended June 30, 2008 and 2007, the Company incurred expenses of $598,000 and $2.5 million related to the stock option investigation and restatement of the Company’s historical financial statements, respectively.
NOTE 10 — SUBSEQUENT EVENT
On July 31, 2008, Forrester acquired JupiterResearch, LLC and its parent company, JUPR Holdings, Inc. (collectively “Jupiter Research”) for $23.0 million in cash plus assumed liabilities, subject to post closing adjustments. Jupiter Research provides business professionals with syndicated research, analysis and advice backed by proprietary data.

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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at June 30, 2008. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve-month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
Deferred Revenue (in millions)	$108.1	$92.0	16.1	18%
Agreement Value (in millions)	$200.1	$173.9	26.2	15%
Client Retention	75%	76%	(1)	(1)%
Dollar Retention	86%	87%	(1)	(1)%
Enrichment	105%	106%	(1)	(1)%
Number of clients	2,544	2,364	180	8%
The increase in deferred revenue and agreement value from June 30, 2007 to June 30, 2008 is primarily due to increases in the number of clients and in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at June 30, 2008 was approximately $45,600, an increase of 7% from $42,800 at June 30, 2007. Client retention, dollar retention and enrichment all declined slightly year over year primarily due to a greater proportion of new business contracts in 2007 than previously experienced, which historically, and in 2008, have renewed at lower rates.

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

•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $554,000 as of June 30, 2008. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “ Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of June 30, 2008, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	VALUATION AND IMPAIRMENT OF AVAILABLE-FOR-SALE SECURITIES. The fair value of our available for sale securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. As of June 30, 2008, we held approximately $49.9 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we are determining the fair market values of our financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements”, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.
RESULTS OF OPERATIONS
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

Research services	60%	58%	62%	62%
Advisory services and other	40	42	38	38

Total revenues	100	100	100	100

Cost of services and fulfillment	36	39	37	40
Selling and marketing	33	32	34	34
General and administrative	13	14	13	15
Depreciation	2	2	2	2
Amortization of intangible assets	—	1	—	1

Income from operations	16	12	14	8
Other income, net	3	4	3	4
Gains (impairments) from securities and non-marketable investments, net	3	(4)	2	(2)

Income from operations before income tax provision	22	12	19	10
Income tax provision	8	4	8	4

Net income	14%	8%	11%	6%

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Revenues (in millions)	$63.5	$55.2	8.3	15%
Revenues from research services (in millions)	$37.9	$32.1	5.8	18%
Advisory services and other revenues (in millions)	$25.6	$23.1	2.5	11%
Revenues attributable to customers outside of the United States (in millions)	$18.3	$16.3	2.0	12%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	30%	(1)	(3)%
Number of clients	2,544	2,364	180	8%
Number of research employees	353	320	33	10%
Number of events	5	5	—	—%

The increase in total revenues and in research services revenues is primarily due to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased by 13%. No single client company accounted for more than 2% of revenues during the three months ended June 30, 2008 or 2007.
The increase in advisory services and other revenues is primarily attributable to increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance.
The increase in international revenues is primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Cost of services and fulfillment (in millions)	$22.9	$21.6	1.3	6%
Cost of services and fulfillment as a percentage of total revenues	36%	39%	(3)	(8)%
Number of research and fulfillment employees	431	393	38	10%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base as well as to an increase in research services revenue.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2008	2007	Increase	Increase

Selling and marketing expenses (in millions)	$21.0	$17.8	3.2	18%
Selling and marketing expenses as a percentage of total revenues	33%	32%	1	3%
Number of selling and marketing employees	394	326	68	21%
The increase in selling and marketing expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

General and administrative expenses (in millions)	$8.2	$7.8	0.4	5%
General and administrative expenses as a percentage of total revenues	13%	14%	(1)	(8)%
Number of general and administrative employees	142	129	13	10%
The increase in general and administrative expenses is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of general and administrative employees. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to an increased revenue base.
DEPRECIATION. Depreciation expense increased 2% to $950,000 in the three months ended June 30, 2008 from $932,000 in the three months ended June 30, 2007. The increase is primarily attributable to depreciation expense related to computer and software purchases.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $23,000 in the three months ended June 30, 2008 from $293,000 in the three months ended June 30, 2007. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.

OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 19% to approximately $1.7 million in the three months ended June 30, 2008 from approximately $2.1 million in the three months ended June 30, 2007. The decrease is primarily due to lower returns on invested capital.
GAINS (IMPAIRMENTS) FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Net impairments from non-marketable investments totaled approximately $47,000 and $2.0 million for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 we sold the remaining 86,000 shares of comScore, receiving proceeds of approximately $1.9 million and recording a gain of approximately $1.7 million related to the sale.
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2008, we recorded an income tax provision of approximately $5.1 million, which reflected an effective tax rate of 37%. During the three months ended June 30, 2007, we recorded an income tax provision of approximately $2.4 million, which reflected an effective tax rate of 35%. The increase in our effective tax rate for fiscal year 2008 resulted primarily from a decrease in tax exempt interest income as a percentage of total pre-tax income, an increase in state taxes, and an increase in foreign taxes in 2008 as compared to 2007.
SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
REVENUES.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Revenues (in millions)	$118.4	$102.5	15.9	16%
Revenues from research services (in millions)	$73.8	$63.4	10.4	16%
Advisory services and other revenues (in millions)	$44.6	$39.1	5.5	14%
Revenues attributable to customers outside of the United States (in millions)	$33.7	$30.3	3.4	11%
Revenues attributable to customers outside of the United States as a percentage of total revenues	28%	29%	(1)	(3)%
Number of clients	2.544	2,364	180	8%
Number of research employees	353	320	33	10%
Number of events	7	6	1	17%
The increase in total revenues and in research services revenues is primarily attributable to an increase in the number of clients resulting from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased 14%. No single client company accounted for more than 2% of revenues during the six months ended June 30, 2008 or 2007.
The increase in advisory services and other revenues is primarily attributable to increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance.
The increase in international revenues is primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Cost of services and fulfillment (in millions)	$44.0	$41.5	2.5	6%
Cost of services and fulfillment as a percentage of total revenues	37%	40%	(3)	(8)%
Number of research and fulfillment employees	431	393	38	10%
The increase in cost of services and fulfillment is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base as well as to an increase in research services revenue.

     SELLING AND MARKETING.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2008	2007	Increase	Increase

Selling and marketing expenses (in millions)	$39.8	$34.9	4.9	14%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—%
Number of selling and marketing employees	394	326	68	21%
The increase in selling and marketing expenses both in dollars and as a percentage of total revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees.
GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

General and administrative expenses (in millions)	$15.4	$15.5	(0.1)	(1)%
General and administrative expenses as a percentage of total revenues	13%	15%	(2)	(13)%
Number of general and administrative employees	142	129	13	10%
The decrease in general and administrative expenses both in dollars and as a percentage of total revenues is primarily attributable to a decrease in professional fees associated with the stock option investigation and previously completed restatement of our historical financial statements offset by increased compensation and benefits costs resulting from an increase in the number of general and administrative employees.
DEPRECIATION. Depreciation expense increased 7% to approximately $2.0 million in the six months ended June 30, 2008 from approximately $1.9 million in the six months ended June 30, 2007. The increase is primarily attributable to depreciation expense related to computer and software purchases.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $194,000 in the six months ended June 30, 2008 from approximately $685,000 the six months ended June 30, 2007. This decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 5% to approximately $3.8 million in the six months ended June 30, 2008 from approximately $4.0 million in the six months ended June 30, 2007. The decrease is primarily due to lower returns on invested capital.
GAINS (IMPAIRMENTS) FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Net gains from non-marketable investments totaled approximately $53,000 for the six months ended June 30, 2008. Net impairments from non-marketable investments totaled approximately $1.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008 we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.
PROVISION FOR INCOME TAXES. During the six months ended June 30, 2008, we recorded an income tax provision of approximately $9.2 million, which reflected an effective tax rate of 40%. During the six months ended June 30, 2007, we recorded an income tax provision of approximately $3.7 million, which reflected an effective tax rate of 36%. The increase in our effective tax rate for fiscal year 2008 resulted primarily from a decrease in tax exempt interest income as a percentage of total pre-tax income, an increase in state taxes, and an increase in foreign taxes in 2008 as compared to 2007.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 62% of our revenues during the six months ended June 30, 2008, are annually renewable and are generally payable in advance. We generated cash from operations of $37.5 million and $26.1 million during the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided from operations is primarily attributable to an increase in net income.
During the six months ended June 30, 2008, we generated $67.8 million of cash from investing activities, consisting primarily of $69.0 million generated from net sales of available-for-sale securities offset by property and equipment purchases of $1.7 million. During the six months ended June 30, 2007, we used $25.1 million of cash in investing activities, consisting primarily of $23.5 million used in net purchases of available-for-sale securities. We regularly invest excess funds in short-and intermediate-term interest-bearing obligations of investment grade.

In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of June 30, 2008, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
We used $4.0 million in cash from financing activities during the six months ended June 30, 2008 and we generated $811,000 in cash from financing activities during the six months ended June 30, 2007. The decrease in cash provided from financing activities is primarily attributable to an increase in purchases of our stock pursuant to our stock repurchase program, offset by an increase in proceeds from exercises of employee stock options.
Through 2008, our Board of Directors authorized an aggregate $150.0 million to purchase common stock under the stock repurchase program. During the six months ended June 30, 2008, we repurchased approximately 722,000 shares of common stock at an aggregate cost of approximately $20.0 million. No shares were repurchased during the six months ended June 30, 2007. As of June 30, 2008, we had cumulatively repurchased approximately 5.7 million shares of common stock at an aggregate cost of approximately $110.5 million.
As of June 30, 2008, we held approximately $49.9 million of municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of June 30, 2008. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.
As of June 30, 2008, we had cash and cash equivalents of $155.3 million and available-for-sale securities of $123.4 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of June 30, 2008, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS	TOTAL	2008	2009	2010	2011	2012	Thereafter
	(IN THOUSANDS)

Operating leases	$30,294	$4,818	$9,945	$8,055	$5,015	$957	$1,504

*	The above table does not include future minimum rentals to be received under subleases of $57,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
INTEREST RATE AND MARKET RISK. We maintain an investment portfolio consisting mainly of federal, state and municipal government obligations and corporate obligations. With the exception of the ARSs described below, all investments mature within 3 years. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity (except for any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.
Principal amounts by expected maturity in U.S. dollars are as follows (in thousands):

	FAIR VALUE
	AT JUNE 30,
	2008	FY 2008	FY 2009	FY 2010	FY 2011
Cash equivalents	$110,558	$110,558	$—	$—	$—
Weighted average interest rate	2.53%	2.53%	—	—	—

State and municipal agency obligations	123,360	54,914	42,934	23,019	2,493
Weighted average interest rate	3.06%	3.24%	3.03%	3.04%	2.68%

Total portfolio	$233,918	$165,472	$42,934	$23,019	$2,493
Weighted average interest rate	2.81%	2.76%	3.03%	3.04%	2.68%
As of June 30, 2008, we held approximately $49.9 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2008, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $54.6 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to the principal executive officer and principal financial officer by others within our Company during the quarter ended June 30, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2008, the Board of Directors authorized an aggregate $150 million to purchase common stock under our stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. During each of the three months during the quarter ended June 30, 2008, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
			Stock
	Total Number	Average	Repurchase
	of	Price Paid	Program (in
Period	Shares Purchased	per Share	thousands)
April 1 — April 30	—	$—	$45,099
May 1 — May 31	116,100	$29.70	$41,651
June 1 — June 30	68,000	$31.02	$39,542

	184,100	$30.19	$39,542

All purchases of our common stock were made under the stock repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 13, 2008. At this meeting, George F. Colony and Michael H. Welles were reelected as Class I Directors. Below are the votes by which each Director was elected:

	Total Vote	Total Vote Withheld
	For Directors	From Directors
George F. Colony	21,638,473	235,050
Michael Welles	15,279,217	6,594,306

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: August 11, 2008

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: August 11, 2008

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.