Form 10-Q
period 2008-09-30
FORRESTER RESEARCH INC
filed 2008-11-07
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 3, 2008, 23,159,163 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$124,869	$53,163
Available-for-sale securities	83,258	195,811
Accounts receivable, net	37,352	69,865
Deferred commissions	8,497	10,631
Deferred income tax assets, net	7,489	13,236
Prepaid expenses and other current assets	10,625	11,304

Total current assets	272,090	354,010

Long-term assets:
Available-for-sale securities	45,935	—
Property and equipment, net	6,932	6,834
Goodwill, net	69,253	53,677
Deferred income tax assets, net	6,831	2,274
Non-marketable investments	7,990	8,414
Intangible assets, net	8,102	309
Other assets	1,125	839

Total long-term assets	146,168	72,347

Total assets	$418,258	$426,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,458	$4,174
Accrued expenses	18,734	28,891
Deferred revenue	98,128	111,418

Total current liabilities	120,320	144,483

Deferred income tax liability and non-current accrued income tax liability	6,894	6,858

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares issued — 29,082 and 28,165 shares as of September 30, 2008 and December 31, 2007, respectively
Outstanding — 23,168 and 23,153 shares as of September 30, 2008 and December 31, 2007, respectively	291	282
Additional paid-in capital	310,955	284,431
Retained earnings	101,539	81,478
Treasury stock, at cost — 5,914 and 5,011 shares as of September 30, 2008 and December 31, 2007, respectively	(116,514)	(90,428)
Accumulated other comprehensive loss	(5,227)	(747)

Total stockholders’ equity	291,044	275,016

Total liabilities and stockholders’ equity	$418,258	$426,357

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(UNAUDITED)
Revenues:
Research services	$40,326	$32,945	$114,136	$96,312
Advisory services and other	19,180	18,190	63,818	57,325

Total revenues	59,506	51,135	177,954	153,637

Operating expenses:
Cost of services and fulfillment	21,806	18,648	65,848	60,106
Selling and marketing	20,282	17,913	60,119	52,813
General and administrative	7,529	7,002	22,945	22,533
Depreciation	1,012	1,026	2,998	2,881
Amortization of intangible assets	282	293	476	978

Total operating expenses	50,911	44,882	152,386	139,311

Income from operations	8,595	6,253	25,568	14,326

Other income:
Other income, net	1,447	2,175	5,221	6,153
Gains (impairments) from securities and non-marketable investments, net	26	98	2,136	(1,690)

Income from operations before income tax provision	10,068	8,526	32,925	18,789

Income tax provision	3,680	1,729	12,864	5,460

Net income	$6,388	$6,797	$20,061	$13,329

Basic net income per common share	$0.28	$0.29	$0.87	$0.58

Diluted net income per common share	$0.27	$0.29	$0.85	$0.56

Basic weighted average common shares outstanding	23,163	23,072	23,056	23,067

Diluted weighted average common shares outstanding	23,793	23,667	23,655	23,749

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
	(UNAUDITED)
Cash flows from operating activities:
Net income	$20,061	$13,329
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	2,998	2,881
Amortization of intangible assets	476	978
Gains on sales of available-for-sale securities	(2,057)	—
(Gains) impairments from non-marketable investments, net	(79)	1,690
Deferred income taxes	2,961	3,991
Non-cash stock-based compensation	3,973	5,763
Increase in provision for doubtful accounts	494	380
Amortization of premiums on available-for-sale securities	626	473
Changes in assets and liabilities, net of acquisition-
Accounts receivable	34,518	24,147
Deferred commissions	2,134	2,216
Prepaid expenses and other current assets	2,290	(4,146)
Accounts payable	(1,056)	(338)
Accrued expenses	(10,035)	(6,116)
Deferred revenue	(16,951)	(16,053)

Net cash provided by operating activities	40,353	29,195

Cash flows from investing activities:
Acquisition of JupiterResearch	(23,398)	—
Purchases of property and equipment	(2,730)	(3,826)
Proceeds from non-marketable investments	250	1,058
Proceeds from sale of discontinued operations	—	250
Decrease in other assets	344	26
Purchases of available-for-sale securities	(966,671)	(872,420)
Proceeds from sales and maturities of available-for-sale securities	1,028,902	845,631

Net cash provided by (used in) investing activities	36,697	(29,281)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	17,246	811
Tax benefits related to stock options	5,314	—
Acquisition of treasury stock	(26,086)	—

Net cash (used in) provided by financing activities	(3,526)	811

Effect of exchange rate changes on cash and cash equivalents	(1,818)	938

Net increase in cash and cash equivalents	71,706	1,663

Cash and cash equivalents, beginning of period	53,163	39,157

Cash and cash equivalents, end of period	$124,869	$40,820

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,819	$3,428

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results for the year ended December 31, 2008, or any other period.
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
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$18,900	$—	$—	$18,900
Federal agency and corporate obligations (2)	—	82,823	—	82,823
State and municipal obligations	—	70,823	45,935	116,758

Total	$18,900	$153,646	$45,935	$218,481

(1)	Included in cash and cash equivalents at September 30, 2008.

(2)	$70.4 million included in cash and cash equivalents at September 30, 2008.
Level 3 assets consist of auction rate securities (“ARS”) from various issuers collateralized by student loans and municipal debt. In February 2008, auctions began to fail for these securities and the majority of the auctions since then have failed. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, and the fact that the funds associated with the ARS may not be accessible for in excess of 12 months, we have classified auction rate securities as long-term assets on our balance sheet. These investments were recorded at fair value as of September 30, 2008. For the majority of these securities, Forrester used a discounted cash flow methodology to determine fair value with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. The remainder of the securities were valued consistent with historical practices with the most significant input into the valuation being the probability of the security being called or of an auction succeeding.
Based on these inputs, the valuation of the securities ranged from par to a 28% discount from par with a weighted average discount across the portfolio of 4%. Changes in the assumptions of Forrester’s model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead Forrester to record an impairment charge for these securities in the future.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008 (in thousands):

State and
Municipal
Obligations
Balance at December 31, 2007	$120,200
Unrealized loss included in other comprehensive income	(2,090)
Net settlements	(72,175)

Balance at September 30, 2008	$45,935

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

     Forrester recorded approximately $1.3 million and $1.4 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended September 30, 2008 and 2007, respectively, and $4.0 million and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of services and fulfillment	$678	$817	$2,094	$3,119
Selling and marketing	247	313	723	1,524
General and administrative	344	295	1,156	1,120

	$1,269	$1,425	$3,973	$5,763
          On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options are subject to performance criteria and will vest only if certain pro forma operating profit targets related to full year 2008 performance are achieved. The vesting of these options is over 24, 36 or 48 months, or the options could be forfeited, depending on the actual pro forma operating profit achieved for 2008. As of September 30, 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period for the three and nine month periods then ended. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest, 4 years for the year three vest and 5 years for the year four vest to value these options. The expense related to these options is being recognized on a graded basis.
     On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin percentage targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period for the interim reporting periods of 2007. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2007 resulted in the options vesting over 36 months and the expense related to these options was recognized on a graded basis.
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
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS No. 123R. The options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended		3 Months Ended
	September 30, 2008		September 30, 2007
	Stock	Employee Stock	Stock
	Option Plans	Purchase Plan	Option Plans
Average risk-free interest rate	3.09%	2.00%	4.80%
Expected dividend yield	None	None	None

Expected life	3.5 Years	0.5 Years	3.5 Years
Expected volatility	35%	35%	35%
Weighted average fair value at grant date	$9.54	$7.56	$8.48

	9 Months Ended		9 Months Ended
	September 30, 2008		September 30, 2007
	Stock	Employee Stock	Stock
	Option Plans	Purchase Plan	Option Plans
Average risk-free interest rate	2.60%	2.50%	4.70%
Expected dividend yield	None	None	None

Expected life	3.5 Years	0.5 Years	3.2 Years
Expected volatility	35%	35%	35%
Weighted average fair value at grant date	$7.99	$7.32	$8.35
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
The following table summarizes stock option activity under all stock option plans for the nine months ended September 30, 2008 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2007	3,464	$23.15	6.74	$21,302
Granted	514	27.88
Exercised	(885)	18.64
Cancelled	(99)	26.91

Outstanding as of September 30, 2008	2,994	$25.18	6.85	$16,207

Exercisable as of September 30, 2008	1,691	$23.44	5.41	$13,239

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 was $3.4 and $10.1 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $462,000. There were no options exercised during the three months ended September 30, 2007. The unamortized fair value of stock options as of September 30, 2008 was $5.8 million, with a weighted average remaining recognition period of 1.46 years.
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
As of September 30, 2008, the Company had total gross unrecognized tax benefits of approximately $872,000 compared with approximately $1.4 million as of December 31, 2007, representing a decrease of approximately $528,000 for the first nine months of fiscal 2008. Of the total gross unrecognized tax benefits, $634,000, if recognized, would reduce the effective tax rate in the period of recognition. The decrease in gross unrecognized tax benefit pertains primarily to the settlement of a UK audit which closed out the UK tax years of 2003 through 2005. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of September 30, 2008 was $163,000.
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
NOTE 2 — ACQUISITION OF JUPITERRESEARCH
On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc. (“JUPR Holdings”), the parent company of JupiterResearch, LLC (“JupiterResearch”), for $23.0 million in cash, subject to a working capital adjustment, plus assumed liabilities. JupiterResearch provides business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition increased the number of client companies and research and sales personnel and is expected to strengthen the role-based strategy and add greater depth and breadth to the syndicated product offering. The aggregate purchase price was approximately $23.5 million and the preliminary purchase price allocation resulted in an allocation of $16.8 million to goodwill, $8.3 million to intangible assets and $1.6 million to the net liabilities acquired. The acquired intangible assets are being amortized according to the expected cash flows to be received from the underlying assets over their respective weighted average lives as follows:

		Weighted
	Assigned	Average
	Value	Life
	(in thousands)
Customer relationships	$6,918	10 years
Research content	1,116	1 year
Trademarks	233	1 year

	$8,267

The Company is currently finalizing the valuation of the assets and liabilities assumed therefore the preliminary purchase price allocation remains subject to potential adjustments. Forrester elected to treat the acquisition of JupiterResearch as a stock purchase for income tax purposes and, accordingly, the goodwill is not deductible for income tax purposes. The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008 and the Company has not furnished pro forma financial information relating to the acquisition because such information is not material.
NOTE 3 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of September 30, 2008 is as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT
	(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$27,298	$20,310	$6,988
Research content	3,560	2,630	930
Registered trademarks	802	618	184

Total	$31,660	$23,558	$8,102

Amortization expense related to identifiable intangible assets was approximately $282,000 and $293,000 during the three months ended September 30, 2008 and 2007, respectively, and $476,000 and $978,000 during the nine months ended September 30, 2008 and 2007, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining three months ending December 31, 2008	$396
Year ending December 31, 2009	817
Year ending December 31, 2010	623
Year ending December 31, 2011	1,214
Year ending December 31, 2012	1,216
Year ending December 31, 2013	1,089
Thereafter	2,747

Total	$8,102

NOTE 4 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three and nine months ended September 30, 2008 and 2007 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three and nine months ended September 30, 2008 and 2007 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(IN THOUSANDS)
Basic weighted average common shares outstanding	23,163	23,072	23,056	23,067
Weighted average common equivalent shares	630	595	599	682

Diluted weighted average common shares outstanding	23,793	23,667	23,655	23,749

Options excluded from the diluted weighted average share calculation as the effect would have been anti-dilutive	934	1,388	1,456	1,014
NOTE 5 — COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(IN THOUSANDS)

Unrealized (loss) gain on available-for-sale securities, net of taxes	$(325)	$903	$(3,475)	$3,477
Cumulative translation adjustment	(1,711)	134	(1,005)	(224)

Total other comprehensive (loss) income	$(2,036)	$1,037	$(4,480)	$3,253
Reported net income	6,388	6,797	20,061	13,329

Total comprehensive income	$4,352	$7,834	$15,581	$16,582

NOTE 6 — AVAILABLE-FOR-SALE SECURITIES
A summary of Forrester’s available-for-sale securities as of September 30, 2008 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2008
State and municipal obligations, short-term	$70,690	$144	$(11)	$70,823
Federal agency and corporate obligations, short-term	12,831	1	(397)	12,435

Total short-term investments	$83,521	$145	$(408)	$83,258

State and municipal obligations, long-term	48,025	—	(2,090)	45,935

Total short and long-term investments	$131,546	$145	$(2,498)	$129,193

December 31, 2007
State and municipal obligations	$192,052	$340	$(40)	$192,352
comScore	271	3,188	—	3,459

Total short-term investments	$192,323	$3,528	$(40)	$195,811

Included in accumulated other comprehensive loss in the accompanying consolidated balance sheets was $1.4 million of net unrealized losses on available-for-sale securities, net of tax, at September 30, 2008 and $2.1 million of net unrealized gains on available-for-sale securities, net of tax, at December 31, 2007.
In the case of the ARS, the unrealized losses were due principally to illiquidity in the marketplace (see Note 1 for further discussion of fair value). The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Forrester has the ability and the intent to hold these investments until a recovery of market value, Forrester does not consider these investments to be other-than-temporarily impaired at September 30, 2008.
The following table summarizes the maturity periods of the available-for-sale securities in the Company’s portfolio as of September 30, 2008. As previously discussed, Forrester is now classifying auction rate securities (“ARS”) as long-term investments. The total amount of securities containing auction reset features as of September 30, 2008 was $45.9 million and the following table reflects these investments at their current maturity dates. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041 with $1.2 million maturing in one to five years, $1.1 million maturing in five to ten years and $43.6 million maturing after ten years.

	FY 2008	FY 2009	FY 2010	FY 2011	Total
State and municipal agency obligations	$45,245	$39,807	$29,199	$2,507	$116,758
Federal agency and corporate obligations	—	691	10,744	1,000	12,435

Total	$45,245	$40,498	$39,943	$3,507	$129,193

     In February 2008, certain ARSs that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings, which totaled $45.9 million. The Company has the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. If in the future it is determined that any decline in values of the ARSs is other-than-temporary, the Company would have to recognize the loss in the statement of operations, which could have a material impact on the operating results in the period it is recognized. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of September 30, 2008.
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
NOTE 7— NON-MARKETABLE INVESTMENTS
     In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended September 30, 2008, Forrester contributed approximately $13,000 to these investment funds. No contributions were made during the three months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, Forrester contributed approximately $38,000 and $113,000 to these investment funds, respectively, resulting in total cumulative contributions of approximately $19.5 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended September 30, 2008 and 2007, gross distributions of approximately $38,000 and $175,000 respectively, were recorded and resulted in gains of approximately $26,000 and $98,000, respectively in the consolidated statements of income. During the nine months ended September 30, 2008 and 2007, gross distributions of $288,000 and $788,000, respectively, were recorded and resulted in gains of $160,000 and $469,000, respectively in the consolidated statements of income. During the three months ended September 30, 2008 and 2007 there were no impairments recorded. During the nine months ended September 30, 2008 and 2007, the Company recorded impairments of $74,000 and $2.0 million, respectively. During each of the three and nine months ended September 30, 2008 and 2007, fund management charges of approximately $84,000 and $252,000, respectively were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
     In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of September 30, 2008, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended September 30, 2008 and 2007 there were no impairments recorded. During the nine months ended September 30, 2008 and 2007, Forrester recorded impairments of approximately $4,000 and $123,000, respectively, which were included in the consolidated statements of income. During the nine months ended September 30, 2007, Forrester received a distribution of $39,000 which was accounted for as a return of capital.
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
NOTE 8 — STOCK REPURCHASE
Through 2008, the Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of September 30, 2008, Forrester had repurchased approximately 5.9 million shares of common stock at an aggregate cost of approximately $116.5 million.
NOTE 9 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Forrester manages its business within three principal client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. The results of JupiterResearch (see Note 2) are included in the M&S Client Group. Amounts included in the “Other” segment relate to the operations of the events sales and production departments. Revenue reported in the “Other” operating segment consists primarily of sponsorships and event tickets to Forrester events. As of January 1, 2008, the European sales force was integrated into the Client Groups. As a result, expenses related to the European sales force were reclassified from corporate expenses to the Client Groups for 2007, in order to conform with the current year presentation.
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

The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended September 30, 2008
Revenue	$24,851	$17,809	$15,407	$1,439	$59,506
Direct Margin	11,391	9,520	5,323	228	26,462
Corporate expenses					(17,585)
Amortization of intangible assets					(282)

Income from continuing operations					$8,595

Three months ended September 30, 2007
Revenue	$21,989	$16,078	$11,583	$1,485	$51,135
Direct Margin	11,026	9,022	4,910	(85)	24,873
Corporate expenses					(18,327)
Amortization of intangible assets					(293)

Income from continuing operations					$6,253

	IT	TI	M&S	Other	Consolidated
Nine months ended September 30, 2008
Revenue	$74,314	$52,015	$42,067	$9,558	$177,954
Direct Margin	32,715	27,141	14,617	4,096	78,569
Corporate expenses					(52,525)
Amortization of intangible assets					(476)

Income from continuing operations					$25,568

Nine months ended September 30, 2007
Revenue	$64,773	$47,655	$33,218	$7,991	$153,637
Direct Margin	33,671	27,337	14,052	2,795	77,855
Corporate expenses					(62,551)
Amortization of intangible assets					(978)

Income from continuing operations					$14,326

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(IN THOUSANDS)

United States	$42,901	$36,532	$127,652	$108,741
Europe (excluding United Kingdom)	7,301	5,904	23,472	17,351
United Kingdom	3,593	3,553	10,294	12,157
Canada	3,461	2,873	9,854	8,651
Other	2,250	2,273	6,682	6,737

	$59,506	$51,135	$177,954	$153,637

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

United States	72%	71%	72%	71%
Europe (excluding United Kingdom)	12	12	13	11
United Kingdom	6	7	6	8
Canada	6	6	5	6
Other	4	4	4	4

	100%	100%	100%	100%

NOTE 10 — STOCK OPTION INVESTIGATION: RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three months ended September 30, 2008 and 2007, the Company incurred expenses of $487,000 and $808,000 related to the stock option investigation and restatement of the Company’s historical financial statements, respectively, which have been recorded in the caption General and Administrative Expense. During the nine months ended September 30, 2008 and 2007, the Company incurred expenses of $1.1 million and $3.6 million related to the stock option investigation and restatement of the Company’s historical financial statements, respectively, which have been recorded in the caption General and Administrative Expense.
NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations,” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2009. The Company is evaluating the impact, if any, that SFAS 141R may have on its consolidated financial statements.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 has an objective to identify accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The statement was issued to provide companies with guidance regarding the hierarchy of the accounting promulgation when researching the accounting treatment for a transaction or event. The Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact, if any, that SFAS 162 may have on its consolidated financial statements.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at September 30, 2008 or 2007. We calculate client retention as the number of client companies who renewed with memberships during the most recent twelve-month period as a percentage of those that would have expired during the same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	September 30,		Absolute	Percentage
	2008	2007	Increase	Increase
Deferred Revenue (dollars in millions)	$98.1	$85.2	$12.9	15%
Agreement Value (dollars in millions)	$216.2	$177.6	$38.6	22%
Client Retention	77%	72%	5	7%
Dollar Retention	87%	84%	3	4%
Enrichment	108%	105%	3	3%
Number of clients	2,718	2,407	311	13%
The increase in deferred revenue and agreement value from September 30, 2007 to September 30, 2008 is primarily due to increases in the number of clients and in the average contract size of research only contracts as well as to the acquisition of JupiterResearch in July 2008 which accounted for $3.7 million of deferred revenue, $14.2 million of agreement value and 130 net new clients at September 30, 2008. The average contract size for annual memberships for research only contracts at September 30, 2008 was approximately $45,400, an increase of 6% from $43,000 at September 30, 2007. Client retention, dollar retention and enrichment all increased year over year primarily due to increased demand for our products, reduced discounting and increased prices.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets, taxes and valuation and impairment of available for sale securities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider the following accounting policies to be those that require the most subjective judgment or those most important to the portrayal of our financial condition and results of operations. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further discussion of the application of these and our other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements in our 2007 10-K.
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
•	ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments that totaled approximately $564,000 as of September 30, 2008. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.
•	NON-MARKETABLE INVESTMENTS. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
•	GOODWILL AND INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. As of September 30, 2008, we believe that the carrying value of our goodwill is not impaired. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•	VALUATION AND IMPAIRMENT OF AVAILABLE-FOR-SALE SECURITIES. The fair value of our available for sale securities is generally determined from quoted market prices received from pricing services based upon market transactions at fair value. We also have investments in auction rate securities collateralized by student loans and municipal debt. As of September 30, 2008, we held approximately $45.9 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we are determining the fair market values of our financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements”, which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

RESULTS OF OPERATIONS
The following table sets forth selected items in our statement of income as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Research services	68%	64%	64%	63%
Advisory services and other	32	36	36	37

Total revenues	100	100	100	100

Cost of services and fulfillment	37	36	37	39
Selling and marketing	34	35	34	34
General and administrative	13	14	13	15
Depreciation	2	2	2	2
Amortization of intangible assets	—	1	—	1

Income from operations	14	12	14	9
Other income, net	3	4	3	4
Gains (impairments) from non-marketable investments, net	—	—	1	(1)

Income from continuing operations before income tax provision	17	16	18	12
Income tax provision	6	3	7	3

Net income	11%	13%	11%	9%

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Revenues (in millions)	$59.5	$51.1	8.4	16%
Revenues from research services (in millions)	$40.3	$32.9	7.4	22%
Advisory services and other revenues (in millions)	$19.2	$18.2	1.0	5%
Revenues attributable to customers outside of the United States (in millions)	$16.6	$14.6	2.0	14%
Revenues attributable to customers outside of the United States as a percentage of total revenues	28%	29%	(1)	(3)%
Number of clients (at end of period)	2,718	2,407	311	13%
Number of research employees (at end of period)	410	331	79	24%
Number of events	2	2	—	—
The increase in total revenues, in research services revenues and in international revenues is primarily due to an increase in the number of clients, which resulted primarily from an increase in sales personnel, reduced discounting and increased prices. The acquisition of JupiterResearch closed on July 31, 2008 and, as such, JupiterResearch’s operations have been included in the consolidated financial statements since July 31, 2008 resulting in additional total revenues of $1.8 million during the three months ended September 30, 2008. No single client company accounted for more than 2% of revenues during the three months ended September 30, 2008 or 2007.
The increase in advisory services and other revenues is primarily attributable to increased research personnel available to deliver advisory services. The decrease in advisory services and other revenues as a percentage of total revenues is primarily attributable to our focus on increasing sales of research services.
The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2008	2007	Increase	Increase

Cost of services and fulfillment (in millions)	$21.8	$18.6	3.2	17%
Cost of services and fulfillment as a percentage of total revenues	37%	36%	1	3%
Number of research and fulfillment employees (at end of period)	501	405	96	24%
The increase in cost of services and fulfillment in dollars as well as a percentage of revenues is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, including as a result of the acquisition of JupiterResearch.
SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Selling and marketing expenses (in millions)	$20.3	$17.9	2.4	13%
Selling and marketing expenses as a percentage of total revenues	34%	35%	(1)	(3)%
Number of selling and marketing employees (at end of period)	415	365	50	14%
The increase in selling and marketing expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees, including as a result of the acquisition of JupiterResearch. The decrease in selling and marketing expenses as a percentage of total revenues is primarily attributable to an increased revenue base.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

General and administrative expenses (in millions)	$7.5	$7.0	0.5	7%
General and administrative expenses as a percentage of total revenues	13%	14%	(1)	(7)%
Number of general and administrative employees (at end of period)	152	135	17	13%
The increase in general and administrative expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of general and administrative employees, including as a result of the acquisition of JupiterResearch. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to an increased revenue base.

DEPRECIATION. Depreciation expense remained consistent at $1.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 4% to $282,000 in the three months ended September 30, 2008 from $293,000 in the three months ended September 30, 2007. The decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets offset by an increase in amortization expense as a result of the amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 33% to $1.4 million in the three months ended September 30, 2008 from $2.2 million in the three months ended September 30, 2007. The decrease is primarily due to lower returns on invested capital.
GAINS (IMPAIRMENTS) FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Gains on distributions from non-marketable investments totaled $26,000 and $98,000 in the three months ended September 30, 2008 and 2007, respectively.
PROVISION FOR INCOME TAXES. During the three months ended September 30, 2008, we recorded an income tax provision of approximately $3.7 million, which reflected an effective tax rate of 37%. During the three months ended September 30, 2007, we recorded an income tax provision of approximately $1.7 million, which reflected an effective tax rate of 20%. The increase in our effective tax rate for fiscal year 2008 resulted primarily from a decrease in tax exempt interest income as a percentage of total pre-tax income, an increase in state taxes, and an increase in foreign taxes in 2008 as compared to 2007.
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
REVENUES.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Revenues (in millions)	$178.0	$153.6	24.4	16%
Revenues from research services (in millions)	$114.1	$96.3	17.8	18%
Advisory services and other revenues (in millions)	$63.8	$57.3	6.5	11%
Revenues attributable to customers outside of the United States (in millions)	$50.3	$44.9	5.4	12%
Revenues attributable to customers outside of the United States as a percentage of total revenues	28%	29%	(1)	(3)%
Number of clients (at end of period)	2,718	2,407	311	13%
Number of research employees (at end of period)	410	331	79	24%
Number of events	9	7	2	29%
The increase in total revenues and in research services revenues is primarily due to an increase in the number of clients, which resulted primarily from an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. Excluding the impact of exchange rates, revenues would have increased by 14%. The acquisition of JupiterResearch closed on July 31, 2008 and, as such, JupiterResearch’s operations have been included in the consolidated financial statements since July 31, 2008 resulting in additional total revenues of $1.8 million in 2008. No single client company accounted for more than 2% of revenues during the nine months ended September 30, 2008 or 2007.

The increase in advisory services and other revenues is primarily attributable to increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance. The decrease in advisory services and other revenues as a percentage of total revenues is primarily attributable to our focus on increasing sales of research services.
The increase in international revenues is primarily due to favorable exchange rates. The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.
COST OF SERVICES AND FULFILLMENT.

	NINE MONTHS ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)

Cost of services and fulfillment (in millions)	$65.8	$60.1	5.7	9%
Cost of services and fulfillment as a percentage of total revenues	37%	39%	(2)	(5)%
Number of research and fulfillment employees (at end of period)	501	405	96	24%
The increase in cost of services and fulfillment in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, including as a result of the acquisition of JupiterResearch. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base.
SELLING AND MARKETING.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2008	2007	Increase	Increase

Selling and marketing expenses (in millions)	$60.1	$52.8	7.3	14%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—
Number of selling and marketing employees (at end of period)	415	365	50	14%
The increase in selling and marketing expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees, including as a result of the acquisition of JupiterResearch.
GENERAL AND ADMINISTRATIVE.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2008	2007	Increase	Increase

General and administrative expenses (in millions)	$22.9	$22.5	0.4	2%
General and administrative expenses as a percentage of total revenues	13%	15%	(2)	(14)%
Number of general and administrative employees (at end of period)	152	135	17	13%
The increase in general and administrative expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of general and administrative employees, including as a result of the acquisition of JupiterResearch. The decrease in general and administrative expenses as a percentage of total revenues is primarily attributable to an increased revenue base.

DEPRECIATION. Depreciation expense increased 3% to $3.0 million in the nine months ended September 30, 2008 from $2.9 million in the nine months ended September 30, 2007. The increase is primarily attributable to depreciation expense related to computer and software purchases.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased 51% to $476,000 in the nine months ended September 30, 2008 from approximately $1.0 million in the nine months ended September 30, 2007. The decrease in amortization expense is attributable to the accelerated method we are using to amortize our acquired intangible assets according to the expected cash flows to be received from these assets offset by an increase in amortization expense as a result of the amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 15% to approximately $5.2 million in the nine months ended September 30, 2008 from approximately $6.2 million in the nine months ended September 30, 2007. The decrease is primarily due to lower returns on invested capital.
GAINS (IMPAIRMENTS) FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Net gains from non-marketable investments totaled approximately $79,000 for the nine months ended September 30, 2008. Net impairments from non-marketable investments totaled approximately $1.7 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.
PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2008, we recorded an income tax provision of approximately $12.9 million, which reflected an effective tax rate of 39%. During the nine months ended September 30, 2007, we recorded an income tax provision of approximately $5.5 million, which reflected an effective tax rate of 29%. The increase in our effective tax rate for fiscal year 2008 resulted primarily from a decrease in tax exempt interest income as a percentage of total pre-tax income, an increase in state taxes, and an increase in foreign taxes in 2008 as compared to 2007.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 64% of our revenues during the nine months ended September 30, 2008, are annually renewable and are generally payable in advance. We generated cash from operating activities of $40.4 million and $29.2 million during the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided from operations is primarily attributable to improved net income and an increase in cash provided by accounts receivable.
During the nine months ended September 30, 2008, we generated $36.7 million of cash from investing activities, consisting primarily of $62.2 million generated from net sales of available-for-sale securities offset by $23.4 million for the purchase of JupiterResearch. During the nine months ended September 30, 2007, we used $29.3 million of cash in investing activities, consisting primarily of $27.1 million used in net purchases of available-for-sale securities. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of September 30, 2008, we had contributed approximately $19.5 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

We used $3.5 million in cash from financing activities during the nine months ended September 30, 2008 and we generated $811,000 in cash from financing activities during the nine months ended September 30, 2007. The decrease in cash provided from financing activities is primarily attributable to an increase in purchases of our stock pursuant to our stock repurchase program, offset by an increase in proceeds from exercises of employee stock options.
Through 2008, our Board of Directors authorized an aggregate $150.0 million to purchase common stock under the stock repurchase program. During the nine months ended September 30, 2008, we repurchased approximately 903,000 shares of common stock at an aggregate cost of approximately $26.1 million. No shares were repurchased during the nine months ended September 30, 2007. As of September 30, 2008, we had cumulatively repurchased approximately 5.9 million shares of common stock at an aggregate cost of approximately $116.5 million.
As of September 30, 2008, we held approximately $45.9 million of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, it is likely that auction failures will continue that could result in either temporary or other-than-temporary impairments of the ARS holdings. We have the ability and intent to hold these securities until a successful auction occurs and the ARSs are liquidated at par value. Further, as the funds associated with the ARSs may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term assets in the consolidated balance sheet as of September 30, 2008. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.
As of September 30, 2008, we had cash and cash equivalents of $124.9 million and available-for-sale securities of $129.2 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, available-for-sale securities, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of September 30, 2008, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2008	2009	2010	2011	2012	2013	Thereafter
	(IN THOUSANDS)

Operating leases	$30,257	$2,674	$10,168	$9,369	$5,747	$914	$449	$936

*	The above table does not include future minimum rentals to be received under subleases of $33,000. The above table also does not include the remaining $500,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows (in thousands):

	FAIR VALUE
	AT SEPTEMBER 30,
	2008	FY 2008	FY 2009	FY 2010	FY 2011
Cash equivalents	$18,900	$18,900	$—	$—	$—
Weighted average interest rate	1.97%	1.97%	—	—	—

State and municipal agency obligations	$116,758	$45,245	$39,807	$29,199	$2,507
Federal agency and corporate obligations	$82,823	$70,388	$691	$10,744	$1,000
Total Investments	$199,581	$115,633	$40,498	$39,943	$3,507
Weighted average interest rate	2.94%	2.75%	3.46%	3.03%	2.94%

Total portfolio	$218,481	$134,532	$40,498	$39,944	$3,507
Weighted average interest rate	2.86%	2.64%	3.46%	3.03%	2.94%
Approximately $70.4 million of the federal agency and corporate obligations was reflected in cash and cash equivalents at September 30, 2008 as the original maturities at the time of purchase for these investments was 90 days or less.
As of September 30, 2008, we held approximately $45.9 million of municipal bonds, classified as long-term assets, with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Effective January 1, 2008, we determined the fair market values of our financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to these observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program — FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2008, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $48.8 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to the principal executive officer and principal financial officer by others within our Company during the quarter ended September 30, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2008, our Board of Directors has authorized an aggregate $150 million to purchase common stock under our stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. During each of the three months during the quarter ended September 30, 2008, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
			Stock
	Total Number	Average	Repurchase
	of	Price Paid	Program (in
Period	Shares Purchased	per Share	thousands)
July 1 — July 31	—	$—	$39,542
August 1 — August 31	36,100	$34.14	$38,310
September 1 — September 30	144,100	$33.48	$33,485

	180,200	$33.61	$33,485

All purchases of our common stock were made under the stock repurchase program.
ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: November 7, 2008

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 7, 2008

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.