Form 10-K
period 2008-12-31
FORRESTER RESEARCH INC
filed 2009-03-13
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21433

Forrester Research, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Technology Square	02139
Cambridge, Massachusetts (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 613-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $467,000,000.

As of March 9, 2009, 23,044,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2009 Annual Stockholder’s Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures, These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Our products and services are targeted to 19 specific roles, including principally senior management, business strategists, and marketing and information technology professionals at $1 billion-plus companies who collaborate with us to accelerate achievement of their business goals.

Research serves as the foundation for all our offerings and consists primarily of annual memberships to our syndicated research offering RoleViewtm that provides access to our core research on a wide range of business and technology issues critical to the success of the individuals in the roles we serve. In addition to RoleView, we also provide a portfolio of products and services that allow our clients to interact directly with analysts and their peers and explore in greater detail the issues and topics covered by RoleView on a role and client-specific basis.

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

Industry Background

Technology plays a central role in companies’ and their employees’ efforts to remain both competitive and cost-efficient in an increasingly complex global business environment. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

Consequently, companies and the professionals who are in the roles we focus on rely on external sources of expertise that provide independent business advice spanning a variety of areas including but not limited to technology, business strategy, and consumer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the knowledge and skills required to succeed in today’s rapidly changing business environment.

Forrester’s Strategy

In 2007, Forrester accelerated execution of a role-based strategy to focus attention on serving leaders in key roles across its client base. Forrester’s syndicated RoleView research and other products and services provide clients with more relevant research and data, easier access to the insights individual leaders need to address the business challenges they face and make better informed and justified decisions.

We seek to maintain and enhance our position as a leading independent technology and market research firm and to capitalize on demand for our research by:

Identifying and Defining New Business Models, Technologies, and Markets.  We seek to differentiate ourselves from other research firms by delivering pragmatic and forward-thinking research and analysis on the impact of technology on business models, business practices, and technology infrastructure. We believe that our research methodology and our creative culture allow us to identify and analyze rapid shifts in business and consumer use of technology before these changes appear on the horizons of most users, vendors, and other research firms. Our early identification of these shifts enables us to help our clients capitalize on emerging business models and technologies.

Leveraging our RoleView Research.  Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing RoleView research and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research offering, and many are designed to address the specific needs and problems of our clients and the professionals in the roles on which we focus. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings. In July 2008, we acquired JupiterResearch, LLC and its parent company JUPR Holdings, Inc. to enhance our offerings to marketing and strategy professionals.

Using Targeted, Global Client Group Sales Channels.  Our business is organized into three principal global client groups that support our role-based strategy and are closely aligned with our client base: the Information Technology Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. We sell our products and services directly through each client group’s global sales force in various locations in North America, Europe, Asia and Australia. We also sell our products and services through independent sales representatives in select international locations.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,600 client companies as of December 31, 2008 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals in our targeted roles. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

Forrester’s Solution

Our broad range of expertise on business and the impact of technology enables us to offer our clients the best available and most relevant research on changing business models, best practices, technology investments, implementation advice, and customer trends. Our solution provides our clients with:

A Unified Set of Services to Help our Clients and to Make their Leaders Successful in their Roles.  We offer clients a comprehensive set of products and services to obtain access to the research, data, analysts, and peer insights they need to be successful in their professional roles, including, for example, to:

•	Assess potential new markets, competitors, products, and services, and go-to-market strategies.

•	Anticipate technology-driven business model shifts.

•	Understand trends in consumer behavior and how to capitalize on those trends for marketing and sales purposes.

•	Educate, inform, and align strategic decision-makers in their organizations.

•	Navigate technology purchase and implementation challenges and optimize technology investments.

•	Capitalize on emerging technologies.

Expertise on Emerging Technologies.  We started our business in 1983 and have a long history of, and extensive experience in, identifying trends and providing research and executable advice on the impact of technology on business. Our research analysts have many years of industry experience, are frequent speakers at business and technology conferences, and are often quoted in the media. They enjoy direct access to the leaders and decision-makers within large enterprises and technology vendors. We provide our research analysts with training to ensure that they have the skills to challenge conventional viewpoints and provide prescriptive, executable insight and research to our clients.

Products and Services

We offer our clients a selection of engagement opportunities that are organized for and directed toward the multiple professional roles we cover.

Roleviewtm Research

Our primary syndicated research product, RoleView, provides clients with access to our core syndicated research designed to inform their strategic decision-making. RoleView consists of a library of cross-linked documents that interconnects our reports, data, product rankings, best practices, evaluation tools, and research archives. RoleView access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts. Through this access structure, RoleView addresses the interplay of an individual client’s responsibilities and goals, business demands, and organizational and technology capabilities.

Our RoleView research includes The Forrester Wavetm. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave includes an Excel spreadsheet that allows clients to compare products and get in-depth data and analysis about each one and tools to develop a custom shortlist based on the client’s unique requirements. The Forrester Wave is our primary mechanism for evaluating enterprise technologies.

Clients subscribing to RoleView may choose between two membership levels:

•	RoleView Member Licenses. RoleView Member Licenses include access to the written research, as well as Inquiry with analysts, one Event seat, and access to Forrester Teleconferences.

•	Inquiry. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists.

•	Event Seat. Events bring together executives and other participants for one- or multi-day conferences to network with their peers and to hear business leaders discuss the issues and solutions most pertinent to their roles and responsibilities.

•	Forrester Teleconferences. Forrester Teleconferences are hour-long audio conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Teleconferences are also made available for member download.

•	RoleView Reader Licenses. RoleView Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our research specialists, who provide additional information about our research, methodologies, coverage areas, and sources. The research specialists are available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries.

Forrester Leadership Boards

Our Forrester Leadership Boards are exclusive offerings for executives and other key employees at large companies worldwide. Clients may choose to participate in one or more Forrester Leadership Boards. Memberships are available in the Chief Information Officer (CIO) Group and the Chief Marketing Officer (CMO) Group and in a number of additional IT, marketing, and executive programs and councils addressing issues of interest to the professional roles we cover. In addition to a Member license to access RoleView, members of our Forrester Leadership Boards receive access to the following:

•	advisors to assist members with individual research-related questions, and topics of specific relevance to the challenges these clients face,

•	membership-directed research which includes comprehensive coverage of industry trends and best practices,

•	exclusive industry-specific benchmark data, and

•	peer-to-peer networking through premier event meetings and group audio-conferences, individual member to member conversations, and virtual community activities.

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•	Consumer Technographics® Data & Services. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 275,000 households in North America, Europe and Asia Pacific which is analyzed and categorized into relevant market segments to help organizations and their leaders understand how consumers buy, think about, and use technology, and thereby capitalize on changing consumer behavior. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technology Adoption Study, European Consumer Technology Adoption Study, Hispanic American Technology Adoption Study, and Asia Pacific Consumer Technology Adoption Study. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•	Business Data & Services. Our Business Data Services is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 14,000 business and IT executives at North American, European, and other global markets large enterprises and small and midsize businesses. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Business Data and Services clients also have access to a data specialist and input into survey design.

Forrester Consulting

Our research-based advisory and project consulting services leverage RoleView and our data products and services to deliver focused insights and recommendations to assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk, and making large technology investments. For example, we help IT professionals with vendor selection, compare best practices, analyze whether outsourcing is advisable, and validate technology infrastructure; marketing and strategy professionals with consumer product strategy, direct marketing technology investments, eBusiness strategy, and interactive marketing strategy, including Web 2.0; and technology industry professionals with market and competitive assessments, go-to-market strategy, custom market research, and product development.

Our consulting services include Website Reviews that provide targeted, action-oriented assessments of clients’ websites, extranets, or intranets. Feedback is based on comprehensive examination of the clients’ website and web strategies as well as reviews and comparisons with competitors’ websites, other channels and industry benchmarks.

Forrester Events

We host multiple Events in various locations in North America and Europe throughout the year. Events build upon our research and data products and services to bring together executives and other participants serving or interested in the particular professional role(s) in which an event focuses to network with their peers, meet with Forrester analysts, and to hear business leaders discuss business and technology issues of interest or significance to the professional roles in attendance and the impact of technology on the professionals and their businesses.

Sales and Marketing

Our business is organized into three principal global client groups that support our role-based strategy and closely align with our client base: the IT Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. We sell our products and services through each client group’s direct sales force in various locations in North America, Europe, and Asia. We also sell our products and services through independent sales representatives in select international locations. We employed 353 salespersons as of December 31, 2008, an increase of 15% from 308 as of December 31, 2007. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 14 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in role-based business and technology research. We actively promote brand awareness via our website, Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets.

As of December 31, 2008, our research was delivered to more than 2,600 client companies. No single client company accounted for more than 2% of our 2008 revenues.

Pricing and Contract Size

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and other. Research offerings principally generate research revenues, and Consulting offerings consist solely of advisory services revenues. We classify revenue from our Consumer Technographics Data & Services and Business Data Services as research services revenue. Revenue from memberships to the Forrester Leadership Boards is classified as research services revenue, and revenue from Forrester Events is classified as other revenue in our advisory services and other revenue classification.

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. The average contract for annual memberships for research only in force at December 31, 2008 was approximately $47,900, an increase of 7% from $44,800 at December 31, 2007. The average contract for an annual membership for research services which also included advisory services in force at December 31, 2008 was approximately $88,200, a decrease of 2% from $89,800 at December 31, 2007.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 13% to $222.5 million at December 31, 2008 from $197.2 million at December 31, 2007.

Research Analysts and Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We seek to provide relevant research that will contribute to the success of our clients in their professional roles.

We ascertain the issues important to our clients and technology users through thousands of interactions and surveys with vendors and business, marketing, and IT professionals, and accordingly, the majority of our research is focused on the issues our clients face each day. We use the following primary research inputs:

•	Confidential interviews with early adopters and mainstream users of new technologies.

•	In-depth interviews with technology vendors and suppliers of related services.

•	Ongoing briefings with vendors to review current positions and future directions.

•	Continuous dialogue with our clients to identify technology issues in the marketplace.

Our Consumer Technographics® and Business Data Services research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

The Forrester Wavetm combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive spreadsheets, databases, and reports.

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

We believe that we compete favorably with respect to each of these factors. We believe that our role-based strategy and focus on emerging technologies are significant competitive advantages. Additionally, we believe that our role-based strategy, research methodology, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

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

Employees

As of December 31, 2008, we employed a total of 1048 persons, including 409 research staff and 353 sales personnel.

Our culture emphasizes certain key values — including client service, quality, and creativity — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our role-based strategy, our products and services, corporate culture, values and goals.

Item 1A.	Risk Factors

We are subject to risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in forward-looking statements made by us. These risks and uncertainties include:

Our Business may be Adversely Affected by the Current Economic Downturn.  Our business is in part dependent on technology spending and is impacted by economic conditions. The current global credit crisis and economic downturn may materially and adversely affect demand for our products and services. If current conditions in the United States and global economy were to lead to a decrease in technology spending, or, in demand for our research and advisory services, this could have an adverse effect on our results of operations and financial condition.

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

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, acquisitions or strategic alliances by us or the technologies services industry may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

Our international operations expose us to a variety of operational risks which could negatively impact our results of operations.  We have clients in over 60 countries and a significant part of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, changes in market demand as a result of tariffs and other trade barriers, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representative or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local sales representative may not want to continue to do business with us or our new representative .

A Decline in Renewals for Our Membership-Based Research Services.  Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing memberships for our research products and services. Our client and dollar retention rates and enrichment rate declined in 2007 as compared with 2006 and in 2008 as compared with 2007. Any future declines in client retention, dollar retention, and enrichment could have an adverse effect on our results of operations.

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

Material weaknesses in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.  We had material weaknesses in our internal control over financial reporting at December 31, 2006 relating to the proper accounting for non-cash stock-based compensation expenses and the income tax accounting for goodwill that resulted in restatements of our historical financial statements. Internal controls that do not meet applicable accounting and auditing standards could result in errors in our financial statements and lead investors to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we produce could cause investors to sell our stock and result in a decline in our stock price.

We may realize losses on our investments or be unable to liquidate these investments at desired times and in desired amounts.  The investment of our substantial cash balance and our investment in available-for-sale securities are subject to risks which may cause losses and affect the liquidity of these investments. At December 31, 2008, we had $129.5 million in cash and cash equivalents and $130.5 million in investments. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by financial markets and cause credit and liquidity issues. During the year ended December 31, 2008, we determined that any declines in the fair value of our available-for-sale investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2008, approximately 30% of our marketable investments were in municipal notes investments, classified as long-term investments, with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions had begun to fail for these securities, which means that the parties wishing to sell securities could not. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

Our headquarters are located in approximately 145,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility expires in September 2011. We have the option to extend this lease for an additional five-year term.

We also rent office space in Foster City and San Francisco, California, New York City, Dallas, McLean Virginia, Amsterdam, Frankfurt, London and Paris. We also lease office space on a relatively short-term basis in various other locations in North America, Europe and Asia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

On September 3, 2008, we received a “Wells Notice” from the Securities and Exchange Commission (“SEC”) in connection with the previously disclosed ongoing SEC investigation into our historical stock option granting practices. The Wells Notice notified us that the staff of the SEC intended to recommend that the SEC file a civil action against us for possible violations of the securities laws. Under the process established by the SEC, we responded in writing to the Wells Notice before any formal recommendation was made by the staff to the SEC. By letter dated March 5, 2009, the staff of the SEC stated that it had completed its investigation into our historical stock option granting practices and that it does not intend to recommend any enforcement action by the SEC against us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5(a).	Market For Registrant’s Common Equity And Related Stockholder Matters

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR.” We did not declare or pay any dividends during the fiscal years ended December 31, 2007 and 2008. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

As of March 9, 2009 there were approximately 49 stockholders of record of our common stock. On March 9, 2009 the closing price of our common stock was $16.49 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2007 and December 31, 2008:

	2007		2008
	High	Low	High	Low

First Quarter	$29.57	$25.00	$28.39	$23.60
Second Quarter	$31.36	$25.35	$32.23	$25.03
Third Quarter	$28.07	$21.51	$35.66	$28.57
Fourth Quarter	$28.39	$20.28	$28.63	$19.55

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2003 through December 31, 2008 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

	Cumulative Total Return
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Forrester Research	100.00	101.07	105.63	152.73	157.86	157.86

Nasdaq Stock Market (US Companies)	100.00	108.84	111.16	122.11	132.42	63.80

Russell 2000	100.00	117.00	120.88	141.43	137.55	89.68

Item 5(c). Changes in Securities and Use of Proceeds

Through 2008, our Board of Directors has authorized an aggregate $150.0 million to purchase common stock under the stock repurchase program. During the quarter ended December 31, 2008, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased(1)	Paid per Share	Repurchase Program
			(In thousands)

October 1 — October 31	—	—	$33,485
November 1 — November 30	114,558	$24.74	$30,651
December 1 — December 31	71,751	$20.92	$29,150

	186,309	$23.27	$29,150

(1)	All purchases of our common stock were made under the previously announced stock repurchase program.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)

Income Statement data:
Revenues:
Research services	$93,750	$96,699	$114,876	$131,163	$155,339
Advisory services and other	43,874	54,700	66,597	80,893	85,536

Total revenues	137,624	151,399	181,473	212,056	240,875

Operating expenses:
Cost of services and fulfillment	52,456	60,461	73,268	81,608	87,802
Selling and marketing	46,078	51,050	59,626	71,830	79,944
General and administrative	16,224	18,039	22,859	30,749	29,723
Depreciation	3,691	3,539	3,618	3,986	4,007
Amortization of intangible assets	6,461	3,527	2,060	1,232	1,435
Reorganization costs	8,396	—	—	—	—

Total operating expenses	133,306	136,616	161,431	189,405	202,911

Income from continuing operations	4,318	14,783	20,042	22,651	37,964
Other income and realized gains on investments, net	4,220	4,722	6,052	7,353	6,846

Income from continuing operations before income tax provision	8,538	19,505	26,094	30,004	44,810
Income tax provision	2,860	7,243	10,037	11,061	15,595

Income from continuing operations	5,678	12,262	16,057	18,943	29,215
(Loss) income from discontinued operations, net of taxes	(815)	(318)	300	—	—
Gain on sale of discontinued operations, net of taxes	—	—	1,399	—	—

Net income	$4,863	$11,944	$17,756	$18,943	$29,215

Basic income per common share from continuing operations	$0.25	$0.58	$0.72	$0.82	$1.27
Basic (loss) income per common share from discontinued operations	(0.03)	(0.02)	0.08	—	—

Basic income per common share	$0.22	$0.56	$0.80	$0.82	$1.27

Diluted income per common share from continuing operations	$0.25	$0.56	$0.70	$0.80	$1.24
Diluted (loss) income per common share from discontinued operations	(0.03)	(0.01)	0.07	—	—

Diluted income per common share	$0.22	$0.55	$0.77	$0.80	$1.24

Basic weighted average common shares outstanding	22,024	21,413	22,195	23,074	23,062

Diluted weighted average common shares outstanding	22,464	21,876	22,973	23,729	23,585

	Balance Sheet Data as of December 31,
	2004	2005	2006	2007	2008

Cash, cash equivalents and investments	$127,440	$132,268	$207,833	$248,974	$259,929
Working capital	$82,457	$99,005	$166,274	$209,527	$166,001
Deferred revenue	$72,357	$86,663	$99,875	$111,418	$113,844
Total assets	$300,093	$308,342	$384,143	$426,357	$454,951
Total stockholders’ equity	$188,641	$189,347	$244,905	$275,016	$303,497

The following items impact the comparability of our consolidated data:

•	In September 2006, the Company sold its Ultimate Consumer Panel (“UCP”) product line and has reported the results of operations of this business as a discontinued operation (see Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements). As a result, the statement of income and per share data for 2004 — 2006 were restated from the time of the sale to present the results of the UCP product line as a discontinued operation in order to be consistent with the current year presentation.

•	The results of JupiterResearch, LLC, and its parent company, JUPR Holdings, Inc. (“JupiterResearch”) are included in our consolidated results beginning July 31, 2008, the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships to our research products and from our advisory services and events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when the services are performed. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over the terms of the contracts.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and non-cash stock-based compensation expense for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, bonuses, employee benefits, non-cash stock-based compensation expense, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits, and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2008. We calculate client retention as the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Deferred Revenue (in millions at year-end)	$111.4	$113.8	$2.4	2%
Agreement Value (in millions at year-end)	$197.2	$222.5	$25.3	13%
Client Retention	75.0%	73.0%	(2.0)	(3)%
Dollar Retention	85.0%	84.0%	(1.0)	(1)%
Enrichment	105.0%	102.0%	(3.0)	(3)%
Number of clients (at year-end)	2,468	2,643	175	7%
Average contract for annual memberships for research only in force at year-end (in thousands)	$44.8	$47.9	$3.1	7%
Average contract for annual memberships for research with advisory services in force at year-end (in thousands)	$89.8	$88.2	$1.6	(2)%

	Year Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Deferred Revenue (in millions at year-end)	$99.9	$111.4	$11.5	12%
Agreement Value (in millions at year-end)	$172.8	$197.2	$24.4	14%
Client Retention	77.0%	75.0%	(2.0)	(2)%
Dollar Retention	86.0%	85.0%	(1.0)	(1)%
Enrichment	112.0%	105.0%	(7.0)	(6)%
Number of clients (at year-end)	2,312	2,468	156	7%
Average contract for annual memberships for research only in force at year-end (in thousands)	$43.5	$44.8	$1.3	3%
Average contract for annual memberships for research with advisory services in force at year-end (in thousands)	$87.9	$89.8	$1.9	2%

The increase in deferred revenue from 2007 to 2008 is primarily due to the acquisition of JupiterResearch. The increase in agreement value from 2007 to 2008 is primarily due to an increase in the average contract size and to the acquisition of JupiterResearch. The acquisition of JupiterResearch accounted for $13.3 million of agreement value at December 31, 2008. The increase in average contract size for research only contracts and the decrease in average contract size for annual memberships for research which also included advisory services is a result of our objective to derive a higher percentage of our revenues from research services, which generally have higher operating margins because of the syndicated nature of these services. Client retention, dollar retention and enrichment all declined slightly year over year primarily due to the effects of a global economic downturn.

The increase in deferred revenue and agreement value from 2006 to 2007 is primarily due to increases in the number of clients and in the average contract size. The increase in average contract size was due to an increased demand for our products. The client retention decrease in 2007 compared to 2006 reflects a greater proportion of new business contracts in 2006 than previously experienced, which historically, and in 2007, have renewed at lower rates. The decrease in client retention as well as in enrichment in 2007 compared to 2006 also reflects lower than historical renewal and enrichment rates in Europe and Asia Pacific due in part to organizational re-alignment.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•	Revenue Recognition. We generate revenues from licensing our research, performing advisory services, hosting events and conducting teleconferences. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a money back guarantee, which gives them the right to cancel their contracts prior to the end of the contract term. For contracts that are terminating during the contract term, refunds would be issued for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses that are deferred and recorded as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	Non-Cash Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requires the recognition of the fair value of stock-based compensation in net income. To determine the fair value of stock- based compensation, SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility, expected option lives and forfeiture rates. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, management makes judgments regarding the collectibility of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in our customer payment terms. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and if the financial condition of our customers were to improve, the allowances may be reduced accordingly.

•	Non-Marketable Investments. We hold minority interests in technology-related companies and equity investment funds. These investments are in companies that are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. For investments that are accounted for using the equity method we record our share of the investee’s operating results each period. We have a policy in place to review the fair value of our investments on a regular basis to evaluate the carrying value of the investments in these companies, which consists primarily of reviewing the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects. We record impairment charges when we believe that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill and Intangible Assets and Other Long-Lived Assets. We have goodwill and identified intangible assets with finite lives related to our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare the reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date of performing the annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Intangible assets with finite lives consist of acquired customer relationships, research content and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on an accelerated basis which matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated and amortized over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our identifiable intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

•	Income Taxes. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from the acquisitions of Giga Information Group, Inc. in 2003 and JupiterResearch, LLC, and its parent company, JUPR Holdings, Inc. (“JupiterResearch”) in 2008). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. A valuation allowance is established for any deferred income tax asset for which realization is less than likely.

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The impact of the adoption of FIN 48 is discussed in Note 7 to our consolidated financial statements. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

•	Valuation and Impairment of Marketable Investments. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) establishes three levels of inputs that may be used to measure fair value (see Note 5 to the financial statements), each of which has different levels of difficulty and subjectivity involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

We continually evaluate whether any available-for-sale securities have been impaired and, if so, whether such impairment is temporary or other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

As of December 31, 2008, we held $39.6 million of municipal bonds (or 19% of our total investment portfolio) with an auction reset feature (“auction rate securities” or “ARS”) with two investment advisors, both of which provided a valuation of Level 3 inputs for the ARS investments. One investment advisor utilized a discounted cash flow approach which resulted in a valuation of $28.6 million and which was corroborated by a separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2008, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expecting holding periods of the ARS. The discounted cash flow technique was used to value the ARS investments that were principally backed by student loans, which has had virtually no market activity since the auction failure began in 2008. The other investment advisor provided a valuation at par value based on the limited market activity, which we consider to be a Level 3 input, in addition to the underlying credit rating of the ARS, which was generally related to municipalities. We corroborated the valuation by reviewing confirmations of the trades and the underlying credit ratings of the securities. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to take an impairment charge for these securities.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $35.5 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). In accepting the Right, we also granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. If the Company does not exercise the Right, the UBS ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the UBS ARS if the auction process fails. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the UBS ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the UBS ARS.

The enforceability of the Right results in a put option and is recognized as a separate freestanding instrument that is accounted for separately from the underlying UBS ARS investment. We elected to account for this put option at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). We valued the put option using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flow, based on data available at December 31, 2008 and adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and any change in these assumptions and market conditions would affect the value of this Right. The value of the put option of $6.9 million, which largely offsets the unrealized loss on the UBS ARS securities subject to the Right, is included in the Consolidated Balance Sheet as of December 31, 2008 as long-term investments and on the Statement of Income, together with the unrealized loss on the UBS ARS subject to the Right for the year ended December 31, 2008, as Other Income, net. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the UBS ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

Our remaining ARS are held by another investment advisor, who has not made an offer similar to UBS and we continue to classify them as available-for-sale securities. Accordingly, any change in associated market value has been recorded against other comprehensive income during the year ended December 31, 2008. If the market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Results of Operations for the years ended December 31, 2006, 2007 and 2008

The following table sets forth selected financial data as a percentage of total revenues for the years noted.

	Year Ended
	December 31,
	2006	2007	2008

Research services	63%	62%	64%
Advisory services and other	37	38	36

Total revenues	100	100	100
Cost of services and fulfillment	40	38	36
Selling and marketing	33	34	33
General and administrative	13	14	12
Depreciation	2	2	2
Amortization of intangible assets	1	1	1

Income from continuing operations	11	11	16
Other income, net	3	4	2
Gains on sales of marketable investments, net	—	—	1
Gains (impairments) from non-marketable investments	—	(1)	—

Income from continuing operations before income tax provision	14	14	19
Income tax provision	5	5	7

Income from continuing operations	9	9	12
Gain on sale of discontinued operations, net of taxes	1	—	—

Net income	10%	9%	12%

2008 compared to 2007

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Revenues (dollars in millions)	$212.1	$240.9	$28.8	14%
Revenues from research services (dollars in millions)	$131.2	$155.3	$24.1	18%
Revenues from advisory services and other (dollars in millions)	$80.9	$85.5	$4.6	6%
Revenues attributable to customers outside of the US (dollars in millions)	$62.3	$67.9	$5.6	9%
Percentage of revenue attributable to customers outside of the US	29%	28%	(1)	(3)%
Number of clients (at end of period)	2,468	2,643	175	7%
Number of research employees (at end of period)	336	409	73	22%
Number of events	13	14	1	8%

The increase in total revenues, research services revenues and international revenues is primarily due to an increase in the number of clients, which resulted primarily from an increase in sales personnel, the acquisition of JupiterResearch, favorable exchange rates, reduced discounting and increased prices. Of the 14% increase in revenues, the acquisition of JupiterResearch accounted for 3% and the impact of exchange rates accounted for 1%. The increase in advisory services and other revenues is primarily attributable to an increased demand for these services and an increase in research personnel available to deliver such services. No single client company accounted for more than 2% of revenues during 2007 or 2008.

The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Research services revenues as a percentage of total revenues increased from 62% in 2007 to 64% in 2008 as a result of our objective to drive a higher percentage of our total revenue from research services. In 2008 the Company modified its sales compensation plan for greater alignment with this objective.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$81.6	$87.8	$6.2	8%
Cost of services and fulfillment as a percentage of total revenues	38%	36%	(2)	(5)%
Number of research and fulfillment employees (at end of period)	412	495	83	20%

The increase in cost of services and fulfillment in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, both as a result of the acquisition of JupiterResearch and organically, partially offset by a decrease in stock-based compensation. The acquisition of JupiterResearch resulted in additional cost of services and fulfillment expense of $3.3 million. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base and the focus on expense management in the second half of the year in light of the global economic downturn.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$71.8	$79.9	$8.1	11%
Selling and marketing expenses as a percentage of total revenues	34%	33%	(1)	(3)%
Selling and marketing employees (at end of period)	357	403	46	13%

The increase in selling and marketing expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees, including as a result of the acquisition of JupiterResearch. The acquisition of JupiterResearch resulted in additional selling and marketing expense of $1.4 million. The decrease in selling and marketing expenses as a percentage of total revenues is primarily attributable to an increased revenue base and the focus on expense management in the second half of the year in light of the global economic downturn.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

General and administrative expenses (dollars in millions)	$30.7	$29.7	$(1.0)	(3)%
General and administrative expenses as a percentage of total revenues	14%	12%	(2)	(14)%
General and administrative employees (at end of period)	134	150	16	12%

The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to decreased professional services costs associated with the stock option investigation and restatement of our historical financial statements offset by increased compensation and benefits costs resulting from an increase in the number of general and administrative employees, including those added as a result of the acquisition of JupiterResearch. The acquisition of JupiterResearch resulted in additional general and administrative expense of $400,000.

Depreciation

Depreciation expense remained consistent at $4.0 million for the year-ended December 31, 2008 compared to the year-ended December 31, 2007.

Amortization of Intangible Assets

			Absolute	Percentage
	2007	2008	Increase	Increase

Amortization expense (dollars in millions)	$1.2	$1.4	$0.2	17%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The increase in amortization expense is primarily attributable to amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008, offset by a decrease resulting from the amortization of the intangible assets from the acquisition of Giga Information Group, Inc. (“Giga”) and Giga Group, S.A. (“Giga Group”) which became fully amortized in 2008.

Other Income, Net

Other income, net decreased 36% to $5.4 million in 2008 from $8.4 million in 2007. The decrease is primarily due to a net foreign exchange loss of $1.6 million resulting primarily from the remeasurement of certain intercompany payables and receivables. Of the net loss recognized, $1.9 million related to periods prior to 2008. Also contributing to the decrease in other income was lower interest income primarily attributable to lower returns on invested capital.

Gains on Sales of Marketable Investments

In 2007, we sold approximately 20,000 shares of comScore, Inc., receiving proceeds of approximately $655,000 and recognizing a gain of approximately $603,000 related to the sale. In 2008, we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.

Gains (Impairments) from Non-Marketable Investments.

Gains on non-marketable investments resulted from distributions from our investments and totaled $537,000 during 2007 compared to $208,000 during 2008. Impairments of non-marketable investments resulted in net charges of $2.1 million during 2007 compared to $792,000 during 2008.

Provision for Income Taxes

			Absolute	Percentage
	2007	2008	Increase	Increase

Provision for Income Taxes (dollars in millions)	$11.1	$15.6	$4.5	41%

During 2008, our effective tax rate was 34.8% compared to 36.9% in 2007. The decrease in our effective tax rate for 2008 resulted primarily from a decrease in valuation allowance against foreign deferred tax asset and a decrease in nondeductible expenses including nondeductible stock compensation, offset by a decrease in tax exempt investment income.

2007 compared to 2006

Revenues

			Absolute	Percentage
	2006	2007	Increase	Increase

Revenues (dollars in millions)	$181.5	$212.1	$30.6	17%
Revenues from research services	$114.9	$131.2	$16.3	14%
Revenues from advisory services and other	$66.6	$80.9	$14.3	22%
Revenue Attributable to customers outside of the US	$53.2	$62.3	$9.1	17%
Percentage of Revenue Attributable to customers outside of the US	29%	29%	—	—
Number of clients (at end of period)	2,312	2,468	156	7%
Number of research employees (at end of period)	291	336	45	15%
Number of events	9	13	4	44%

The increase in total revenues and in research revenues is primarily due to an increase in the number of clients in 2007 as compared to 2006, increased demand for certain of our syndicated research products, an increase in sales personnel, favorable exchange rates, reduced discounting and increased prices. The increase in advisory services and other revenues is primarily attributable to increased demand for more customized services and increased research personnel available to deliver advisory services as well as to an increase in event sponsorship and attendance created in part by the increase in number of events. No single client company accounted for more than 2% of revenues during 2006 or 2007. The effects of foreign currency translation accounted for approximately 2% of the 17% increase in total revenues from 2006 to 2007

Research services revenues as a percentage of total revenues declined from 63% in 2006 to 62% in 2007 as customer demand continued to shift towards advisory services, which is reflected in the increase in advisory services and other revenues during 2007.

International revenues increased due to increased demand for our products internationally and to a lesser extent the effects of foreign currency translation.

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

The increase in selling and marketing expenses, as well as the increase in selling and marketing expenses as a percentage of total revenues, in 2007 as compared to 2006 is primarily attributable to increased compensation and benefit costs resulting from an increase in new sales personnel, particularly in the second half of the year with full productivity generally not realized during 2007, annual increases in compensation costs, and to a lesser extent increase in travel costs related to the increase in average headcount.

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

Depreciation

			Absolute	Percentage
	2006	2007	Increase	Increase

Depreciation expense (dollars in millions)	$3.6	$4.0	$0.4	11%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense is primarily attributable to purchases of computer equipment and software during 2006 and 2007.

Amortization of Intangible Assets.

			Absolute	Percentage
	2006	2007	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$2.1	$1.2	$(0.9)	(43)%
Amortization expense as a percentage of total revenues	1%	1%	—	—

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

Gains on Sales of Marketable Investments.

In 2007, we sold approximately 20,000 shares of comScore, Inc., received proceeds of approximately $655,000, and recognized a gain of approximately $603,000 related to the sale.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Amounts in thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	$31,302	$32,065	$32,945	$34,851	$35,949	$37,861	$40,326	$41,203
Advisory services and other	16,015	23,120	18,190	23,568	19,025	25,613	19,180	21,718

Total revenues	47,317	55,185	51,135	58,419	54,974	63,474	59,506	62,921
Cost of services and fulfillment	19,838	21,620	18,648	21,501	21,148	22,894	21,806	21,954
Selling and marketing	17,117	17,783	17,913	19,017	18,850	20,987	20,282	19,825
General and administrative	7,758	7,773	7,002	8,216	7,226	8,190	7,529	6,778
Depreciation	923	932	1,026	1,105	1,036	950	1,012	1,009
Amortization of intangible assets	392	293	293	254	171	23	282	959

Income from operations	1,289	6,784	6,253	8,326	6,543	10,430	8,595	12,396
Other income, net	1,866	2,112	2,175	2,219	2,072	1,702	1,447	152
Gains on sales of marketable investments	—	—	—	603	397	1,660	—	—
Gains (loss) from non-marketable investments, net of impairments	174	(1,962)	98	68	100	(47)	26	(663)

Income before income tax provision	3,329	6,934	8,526	11,216	9,112	13,745	10,068	11,885
Income tax provision	1,299	2,432	1,729	5,601	4,084	5,100	3,680	2,731

Net income	$2,030	$4,502	$6,797	$5,615	$5,028	$8,645	$6,388	$9,154

Basic income per common share	$0.09	$0.20	$0.29	$0.24	$0.22	$0.38	$0.28	$0.40

Diluted income per common share	$0.09	$0.19	$0.29	$0.24	$0.21	$0.37	$0.27	$0.39

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(As a percentage of revenues)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Research services	66%	58%	64%	60%	65%	60%	68%	65%
Advisory services and other	34	42	36	40	35	40	32	35

Total revenues	100	100	100	100	100	100	100	100
Cost of services and fulfillment	42	39	36	37	39	36	37	35
Selling and marketing	36	32	35	32	34	33	34	31
General and administrative	16	14	14	14	13	13	13	11
Depreciation	2	2	2	2	2	2	2	2
Amortization of intangible assets	1	1	1	1	—	—	—	1

Income from operations	3	12	12	14	12	16	14	20
Other income, net	4	4	4	4	4	3	3	—
Gains on sales of marketable investments	—	—	—	1	—	—	—	—
Gains (loss) from non-marketable investments, net of impairments	—	(4)	—	—	—	3	—	(1)

Income before income tax provision	7	12	16	19	16	22	17	19
Income tax provision	3	4	3	9	7	8	6	4

Net income	4%	8%	13%	10%	9%	14%	11%	15%

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 64% of our revenues during 2008, are annually renewable and are generally payable in advance. We generated cash from operating activities of $43.7 million during 2008 and $38.1 million during 2007. The increase in cash provided from operations is primarily attributable to improved net income and a decrease in accounts receivable in the fourth quarter of 2008 as compared with the fourth quarter of 2007 due to a slowdown in our business toward the end of 2008.

During 2008, we generated $38.6 million of cash from investing activities, consisting primarily of $63.7 million generated from net sales of marketable investments offset by $22.4 million for the purchase of JupiterResearch.

During 2007, we used $25.3 million of cash in investing activities, consisting primarily of $23.2 million used in net purchases of marketable investments. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of December 31, 2008, we had contributed approximately $19.6 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.

We used $3.4 million in cash from financing activities during 2008 and we generated $400,000 during 2007. The increased use of cash in financing activities is primarily attributable to an increase in purchases of our stock pursuant to our stock repurchase program, offset by an increase in proceeds from exercises of employee stock options.

Through 2008, our Board of Directors authorized an aggregate $150.0 million to purchase our common stock under the stock repurchase program. During 2007 and 2008, we repurchased 172,000 and 1.1 million shares of common stock at an aggregate cost of approximately $4.6 million and $30.4 million, respectively. As of December 31, 2008, we had cumulatively repurchased approximately 6.1 million shares of common stock at an aggregate cost of approximately $120.9 million.

As of December 31, 2008, we held approximately $39.6 million of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government or municipalities. In February 2008, auctions began to fail for these securities. Based on current market conditions, auction failures have continued and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $35.5 million, par value) at anytime during a two-year period from June 30, 2010 — July 2, 2012 (“UBS ARS”). We have the ability and intent to hold our UBS ARS, valued at $28.6 million at December 31, 2008, until a successful auction occurs and the UBS ARS are liquidated at par value or until we are able to sell our UBS ARS under the Right. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.

As of December 31, 2008, we had cash and cash equivalents of $129.5 million and marketable investments and long-term investments of $130.5 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2008, we had future contractual obligations as follows for operating leases:

Contractual	Future Payments by Year
Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Operating leases	$26,924	9,793	9,177	5,697	903	441	913

•	The above table does not offset the operating lease payments by future minimum rentals of $157,000 we expect to receive under subleases. The above table also does not include the remaining $425,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, and the ARS for which we have accepted the Right from UBS and were reclassified to trading, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

At December 31, 2008, we held approximately $39.6 million of ARS. In February 2008, auctions began to fail for these securities. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term investments as of December 31, 2008. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. At December 31, 2008, the Company held ARS with two investment advisors, both of which provided a valuation based on Level 3 inputs for the ARS investments. One investment advisor utilized a discounted cash flow approach which resulted in a valuation of $28.6 million, reflecting a $6.9 million impairment during the year ended December 31, 2008 and which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS, based on data available at December 31, 2008. The discounted cash flow technique was used to value the ARS that were principally backed by student loans, which has had virtually no market activity since the auction failure began in 2008. The other investment advisor provided a valuation at par value based on the limited market activity, which Forrester considered to be a Level 3 input in addition to the underlying credit rating of the ARS, which was generally related to municipalities. Forrester corroborated the valuation by reviewing confirmations of the trades and the underlying credit ratings of the securities. Of the $11.0 million held by this investment advisor, 68% of the investments are rated AAA while the remainder is rated A. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). In accepting the Right, we granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. Although we expect to sell our UBS ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, the UBS ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the UBS ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the UBS ARS. The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available at December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The combined fair value of the right and the ARS is equal to the par value of the ARS. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of ARS.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity or auction reset date in US dollars (dollars in thousands):

	Year Ending
	December 31,
	2009	2010	2011

Cash equivalents	$14,529	$—	$—
Weighted average interest rate	1.33%	—%	—%
State and municipal agency obligations	76,705	31,507	2,558
Federal agency and corporate obligations	71,433	11,078	1,016
Total Investments	$148,138	$42,585	$3,574
Weighted average interest rate	1.48%	2.84%	2.68%
Total portfolio	$162,667	$42,585	$3,574
Weighted average interest rate	1.47%	2.84%	2.68%

Approximately $70.7 million of the federal agency and corporate obligations was reflected in cash and cash equivalents at December 31, 2008 as the original maturities at the time of purchase for these investments was 90 days or less.

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of December 31, 2008, the total assets, excluding goodwill and intangible assets, related to non-U.S. dollar denominated currencies were approximately $54.0 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2008 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 13, 2009

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,163	$129,478
Marketable investments (Note 5)	195,811	83,951
Accounts receivable, net of allowance for doubtful accounts of $727 and $485 in 2007 and 2008, respectively (Note 15)	69,865	64,226
Deferred income tax assets (Note 7)	13,236	7,947
Deferred commissions	10,631	9,749
Prepaid expenses and other current assets	11,304	15,553

Total current assets	354,010	310,904

LONG-TERM ASSETS:
Long-term investments (Note 5)	—	46,500
Property and equipment, net (Note 15)	6,834	6,759
Goodwill, net (Note 4)	53,677	67,424
Deferred income taxes, net (Note 7)	2,274	8,523
Intangible assets, net (Note 4)	309	7,138
Non-marketable investments (Note 6)	8,414	7,000
Other assets	839	703

Total long-term assets	72,347	144,047

Total assets	$426,357	$454,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,174	$3,532
Accrued expenses (Note 15)	28,891	27,527
Deferred revenue	111,418	113,844

Total current liabilities	144,483	144,903

Non-current liabilities	6,858	6,551

Total liabilities	151,341	151,454

COMMITMENTS (NOTE 8)
STOCKHOLDERS’ EQUITY (NOTE 9):
Preferred stock, $.01 par value Authorized — 500 shares Issued and outstanding — none	—	—
Common stock, $.01 par value Authorized — 125,000 shares Issued — 28,165 and 29,146 shares in 2007 and 2008, respectively Outstanding — 23,153 and 23,045 shares in 2007 and 2008, respectively	282	291
Additional paid-in capital	284,431	315,149
Retained earnings	81,478	110,693
Treasury stock — 5,011 and 6,101 shares in 2007 and 2008, respectively, at cost	(90,428)	(120,851)
Accumulated other comprehensive loss	(747)	(1,785)

Total stockholders’ equity	275,016	303,497

Total liabilities and stockholders’ equity	$426,357	$454,951

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2007	2008
	(In thousands, except per share data)

REVENUES:
Research services	$114,876	$131,163	$155,339
Advisory services and other	66,597	80,893	85,536

Total revenues	181,473	212,056	240,875

OPERATING EXPENSES:
Cost of services and fulfillment	73,268	81,608	87,802
Selling and marketing	59,626	71,830	79,944
General and administrative	22,859	30,749	29,723
Depreciation	3,618	3,986	4,007
Amortization of intangible assets (Note 4)	2,060	1,232	1,435

Total operating expenses	161,431	189,405	202,911

Income from continuing operations	20,042	22,651	37,964
Other income, net	5,704	8,372	5,373
Gains on sales of marketable investments (Note 5)	—	603	2,057
Gains (impairments) from non-marketable investments, net (Note 6)	348	(1,622)	(584)

Income from continuing operations before income tax provision	26,094	30,004	44,810
Income tax provision (Note 7)	10,037	11,061	15,595

Income from continuing operations	16,057	18,943	29,215
Income from discontinued operations, net of taxes (Note 3)	300	—	—
Gain on sale of discontinued operations, net of taxes (Note 3)	1,399	—	—

Net income	$17,756	$18,943	$29,215

Basic income per common share from continuing operations	$0.72	$0.82	$1.27
Basic income per common share from discontinued operations	0.08	—	—

Basic income per common share	$0.80	$0.82	$1.27

Diluted income per common share from continuing operations	$0.70	$0.80	$1.24
Diluted income per common share from discontinued operations	0.07	—	—

Diluted income per common share	$0.77	$0.80	$1.24

Basic weighted average common shares outstanding	22,195	23,074	23,062

Diluted weighted average common shares outstanding	22,973	23,729	23,585

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	(Loss)	Equity	Income
	(In thousands)

Balance, December 31, 2005	25,391	$254	$220,217	$45,010	4,368	$(73,530)	$(2,604)	$189,347
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	2,493	25	42,879	—	—	—	—	42,904
Stock-based compensation expense	—	—	7,210	—	—	—	—	7,210
Purchase of common stock	—	—	—	—	471	(12,304)	—	(12,304)
Net income	—	—	—	17,756	—	—	—	17,756	$17,756
Unrealized gain on marketable investments, net of tax provision	—	—	—	—	—	—	271	271	271
Cumulative translation adjustment	—	—	—	—	—	—	(279)	(279)	(279)

Total comprehensive income									$17,748

Balance, December 31, 2006	27,884	279	270,306	62,766	4,839	(85,834)	(2,612)	244,905
Cumulative effect of adoption of FIN 48	—	—	—	(231)	—	—	—	(231)
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	281	3	5,800	—	—	—	—	5,803
Stock-based compensation expense	—	—	8,325	—	—	—	—	8,325
Purchase of common stock	—	—	—		172	(4,594)	—	(4,594)
Net income	—	—	—	18,943	—	—	—	18,943	18,943
Unrealized gain on marketable investments, net of tax provision	—	—	—	—	—	—	2,196	2,196	2,196
Cumulative translation adjustment	—	—	—	—	—	—	(331)	(331)	(331)

Total comprehensive income									$20,808

Balance, December 31, 2007	28,165	282	284,431	81,478	5,011	(90,428)	(747)	275,016
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	981	9	25,429	—	—	—	—	25,438
Stock-based compensation expense	—	—	5,289	—	—	—	—	5,289
Purchase of common stock	—	—	—	—	1,090	(30,423)	—	(30,423)
Net income	—	—	—	29,215	—	—	—	29,215	29,215
Unrealized loss on marketable investments, net of tax benefit	—	—	—	—	—	—	(1,724)	(1,724)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	686	686	686

Total comprehensive income									$28,177

Balance, December 31, 2008	29,146	$291	$315,149	$110,693	6,101	$(120,851)	$(1,785)	$303,497

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities:
Net income	$17,756	$18,943	$29,215
Income from discontinued operations, net	(300)	—	—
Gain on disposal of discontinued operations, net	(1,399)	—	—

Income from continuing operations	16,057	18,943	29,215
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	3,618	3,986	4,007
Amortization of intangible assets	2,060	1,232	1,435
Net (gains) impairments from non-marketable investments	(348)	1,622	584
Realized gains on sales of marketable investments	—	(603)	(2,057)
Tax benefit from exercises of employee stock options	(308)	(101)	(8,476)
Deferred income taxes	9,636	6,878	1,503
Non-cash stock-based compensation expense	7,210	8,326	5,358
Increase in provision for doubtful accounts	358	480	594
Amortization of premium on marketable investments	852	607	870
Changes in assets and liabilities, net of acquisition
Accounts receivable	(7,765)	(9,966)	6,806
Deferred commissions	(1,267)	(514)	881
Prepaid expenses and other current assets	(1,906)	(3,552)	(4,184)
Accounts payable	1,171	1,171	(893)
Accrued expenses	3,318	(214)	7,798
Deferred revenue	12,751	9,841	211

Net cash provided by continuing operations	45,437	38,136	43,652

Net cash provided by discontinued operations	325	—	—

Net cash provided by operating activities	45,762	38,136	43,652

Cash flows from investing activities:
Acquisition of JupiterResearch	—	—	(22,406)
Purchases of property and equipment	(3,334)	(5,106)	(3,698)
Purchases of non-marketable investments	(300)	—	—
Proceeds from non-marketable investments	555	2,640	493
Proceeds from sale of discontinued operations	1,642	250	—
Decrease in other assets	391	146	444
Purchases of available-for-sale securities	(565,495)	(1,240,584)	(1,224,793)
Proceeds from sales and maturities of marketable investments	480,166	1,217,367	1,288,532

Net cash (used in) provided by investing activities	(86,375)	(25,287)	38,572

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	42,526	4,896	18,577
Tax benefits related to stock options	308	101	8,476
Repurchase of common stock	(12,304)	(4,594)	(30,423)

Net cash provided by (used in) financing activities	30,530	403	(3,370)

Effect of exchange rate changes on cash and cash equivalents	702	754	(2,539)

Net (decrease) increase in cash and cash equivalents	(9,381)	14,006	76,315
Cash and cash equivalents, beginning of year	48,538	39,157	53,163

Cash and cash equivalents, end of year	$39,157	$53,163	$129,478

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,186	$3,719	$7,992

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1)	Operations and Significant Accounting Policies

Business

Forrester Research, Inc. (“Forrester” or “the Company”) conducts independent research and provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to specific roles, including principally senior management, business strategists, and marketing and technology professionals at $1 billion-plus companies who collaborate with Forrester to align their technology investments with their business goals.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Financial Instruments

Forrester’s financial instruments consist of cash equivalents, marketable investments, accounts receivable, non-marketable investments and accounts payable. The estimated fair values of these financial instruments approximate their carrying values. The fair market value of marketable investments is based on market quotes. Forrester’s cash equivalents and marketable investments are generally investment-grade corporate bonds and obligations of the federal government or municipal issuers.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. Investments with original maturities greater than 90 days and remaining maturities less than one year are classified as short-term investments. Investments with an auction reset feature are classified as long-term investments.

The Company’s investments are comprised of securities of U.S. government agencies, municipal notes which mature on auction reset feature (Auction Rate Securities or ARS), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Forrester accounts for all marketable investments, except for ARS subject to the right offering with UBS as discussed further in Note 5, as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Forrester continually evaluates whether any available-for-sale securities have been impaired and, if so, whether such impairment is temporary or other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2006, 2007 and 2008 the Company did not record any other-than- temporary impairment charges on its available-for-sale securities.

During the fourth quarter of 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term investments as of December 31, 2008. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in Other income, net. See Note 5 for further detailed discussion.

Concentrations of Credit Risk

Forrester has no significant off-balance sheet or concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash equivalents, marketable investments, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 2% of revenues or accounts receivable in any of the periods presented.

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Goodwill and Other Intangible Assets with Indefinite Lives

Forrester accounts for goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results.

Impairment of Other Long-Lived Tangible and Intangible Assets

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

Foreign Currency

The functional currencies of Forrester’s wholly-owned subsidiaries, with the exception of the German holding companies where the functional currency is the U.S. dollar, are their respective local currencies. The financial statements of the subsidiaries other than the German holding companies are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency (principally certain intercompany payables and receivables) are included in Other income, net in the Consolidated Statement of Income, except for the translation gains and losses related to deferred tax liabilities in the German holding companies, which are recorded as components of income tax expense. Forrester recorded a total net foreign exchange loss related to remeasurement of intercompany transactions of $1.4 million during the year ended December 31, 2008, of which $1.9 million related to prior years. For the three years ended December 31, 2008, the only material translation gains and (losses) arising from the German holding companies were related to deferred tax liabilities and gains of $671,000, $767,000 and $597,000 were included in income tax expense in 2006, 2007 and 2008, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008

Net unrealized gain on marketable investments, net of taxes	$2,088	$365
Cumulative translation adjustment	(2,835)	(2,150)

Total accumulated other comprehensive loss	$(747)	$(1,785)

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Net income	$17,756	$18,943	$29,215
Cumulative translation adjustment	(279)	(331)	686
Unrealized gain (loss) on marketable investments:
Change in unrealized gain (loss) on marketable investments, net of taxes	271	2,552	(4,699)
Reclassification adjustment for realized gains in net income, net of taxes	—	(356)	(1,095)
Reclassification adjustment for realized loss from transfer of ARS from available-for-sale securities to trading securities, net of taxes	—	—	4,070

Total other comprehensive income	$17,748	$20,808	$28,177

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services, hosting events and conducting teleconferences. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Forrester Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships which include access to research, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a money back guarantee, which gives them the right to cancel their contracts prior to the end of the contract term. For contracts that are terminating during the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract term, refunds would be issued for unused products or services. Furthermore, revenue recognition determines the timing of commission expenses that are deferred and recorded as expense as the related revenue is recognized. The recoverability of deferred commissions is evaluated at each balance sheet date.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requires the recognition of the fair value of stock-based compensation in net income. All of Forrester’s stock-based compensation is accounted for as equity instruments and Forrester has five equity plans required to be evaluated under SFAS No. 123R: two equity incentive plans, two directors’ stock option plans and an employee stock purchase plan. Under the provisions of SFAS No. 123R, Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. SFAS No. 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Certain amounts in the consolidated statements of cash flows for the years ended 2006 and 2007 have been reclassified to reflect this presentation.

Under the provisions of SFAS No. 123R, Forrester recorded approximately $7.2 million, $8.3 million and $5.4 million of non-cash stock-based compensation in the accompanying consolidated statements of income for the years ended December 31, 2006, 2007 and 2008, respectively, included in the following expense categories (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Cost of services and fulfillment	$3,185	$4,245	$2,776
Selling and marketing	1,885	1,730	988
General and administrative	2,140	2,351	1,594

Total	$7,210	$8,326	$5,358

The assumptions underlying this computation are included in Note 11 to these consolidated financial statements.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets over the respective lives as follows:

Estimated
Useful
Life

Customer relationships	5 to 10 Years
Research content	1 Year
Registered trademarks	1 Year

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

Basic and diluted weighted average common shares are as follows:

	2006	2007	2008
	(In thousands)

Basic weighted average common shares outstanding	22,195	23,074	23,062
Weighted average common equivalent shares	778	655	523

Diluted weighted average common shares outstanding	22,973	23,729	23,585

As of December 31, 2006, 2007 and 2008, options to purchase approximately 1,095,000, 1,282,000 and 1,503,000 shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations,” (“SFAS No. 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2009. The Company has not completed the evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial position, results of operations and cash flows. Adoption is prospective and early adoption is not permitted. The adoption of SFAS No. 141R is not expected to have a significant impact on the Company’s consolidated financial statements for acquisitions prior to January 1, 2009.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS No. 160 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.’’ SFAS No. 162 has an objective to identify accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The statement was issued to provide companies with guidance regarding the hierarchy of the accounting promulgation when researching the accounting treatment for a transaction or event. The Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

(2)	Acquisition of JupiterResearch

On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc., (“Holdings”) the parent company of JupiterResearch, LLC (“JupiterResearch”). JupiterResearch provided business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition supported the Company’s role-based strategy and added greater depth and breadth to the marketing and strategy syndicated product offering, increased the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The total consideration was $22.0 million which consisted of initial cash consideration of $23.0 million less a working capital adjustment of $1.0 million which was received in the fourth quarter of 2008. The aggregate purchase price of $22.6 million consisted of $22.0 million for the acquisition of all outstanding shares of Holdings common stock, $398,000 of direct acquisition costs and $154,000 for severance related to 14 employees of JupiterResearch terminated as a result of the acquisition, of which $8,000 was

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid during the year ended December 31, 2008. A summary of the preliminary purchase price allocation is as follows (table in thousands):

Assets:
Accounts receivable	$2,636
Prepaid expenses and other current assets	500
Property and equipment, net	398
Deferred tax asset, net	1,364
Goodwill	15,404
Intangible assets	8,267

Total assets	$28,569

Liabilities:
Accounts payable	$419
Accrued expenses	1,219
Deferred revenue	4,378

Total liabilities	6,016

Net assets acquired	$22,553

A portion of the goodwill is expected to be deductible for tax purposes.

Acquired customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Assigned	Useful
	Value	Life

Customer relationships	$6,918	10 years
Research content	1,116	1 year
Trademarks	233	1 year

	$8,267

Amortization expense during the year ended December 31, 2008 related to the intangible assets acquired from JupiterResearch was approximately $1.1 million. In addition, Forrester recorded $69,000 of stock compensation expense related to options to be cashed out in 2009. The unamortized fair value of these options as of December 31, 2008 was $97,000 with a remaining recognition period of approximately .5 years.

The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008, in the Marketing and Strategy Client Group segment, and the Company has not furnished financial information or pro forma financial information relating to the acquisition because such information is not material to the Company’s consolidated financial position or results of operations.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including all UCP customer contracts, historical data, intellectual property, six employees, and licenses as well as certain liabilities arising in the normal course of business. Forrester sold the product line as it was no longer a strategic fit with its core focus on broad, global business and consumer technology data.

During 2006, the UCP product line had gross revenues of $1.8 million. Net income from the discontinued operations was $300,000 (net of $204,000 of income tax expense) for the year ended December 31, 2006. The gross revenue and net income numbers noted above for UCP for 2006 only include amounts recorded through September 26, 2006 as UCP was disposed of on that date. The operating results of the UCP product line previously would have been included in the marketing and strategy operating segment.

(4)	Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually or whenever events indicate that there may be an impairment. Forrester has selected November 30th as its date for performing the annual goodwill impairment test. Forrester compared each reporting unit’s carrying value to its estimated fair value as of November 30, 2008 and determined that no impairment of its goodwill had occurred.

In January 2007, Forrester reorganized its business and Goodwill was reallocated using a relative fair value approach as required under SFAS No. 142. A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), Marketing and Strategy Client Group (“M&S”) and Events segments is as follows:

	IT	TI	M&S	Events	Total

Balance January 1, 2007	$22,784	$23,877	$4,555	$1,955	$53,171
Other	217	227	43	19	506

Balance December 31, 2007	$23,001	$24,104	$4,598	$1,974	$53,677
Acquisition of JupiterResearch	—	—	15,404	—	15,404
Purchase accounting adjustments(1)	(472)	(494)	(94)	(40)	(1,100)
Other	(238)	(250)	(48)	(21)	(557)

Balance December 31, 2008	$22,291	$23,360	$19,860	$1,913	$67,424

(1)	The Company reduced goodwill due to a Giga tax purchase accounting adjustment. The adjustment relates to the utilization or anticipated utilization of net operating losses for which a valuation was recorded at the acquisition date.

A summary of Forrester’s intangible assets as of December 31, 2007 and 2008 is as follows:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$20,424	$20,115	$309
Research content	2,444	2,444	—
Trademarks	570	570	—

Total	$23,438	$23,129	$309

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$27,239	$20,862	$6,377
Research content	3,560	2,909	651
Trademarks	802	692	110

Total	$31,601	$24,463	$7,138

Amortization expense related to identifiable intangible assets was approximately $2.1 million, $1.2 million and $1.4 million during the years ended December 31, 2006, 2007 and 2008, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2009	$1,693
Year ending December 31, 2010	872
Year ending December 31, 2011	818
Year ending December 31, 2012	731
Year ending December 31, 2013	654
Thereafter	2,370

Total	$7,138

(5)	Marketable investments

The following table summarizes the Company’s marketable investments, excluding the Right from UBS (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2007
State and municipal bonds	$192,052	$340	$(40)	$192,352
comScore, Inc. common stock	271	3,188	—	3,459

Total short-term investments	$192,323	$3,528	$(40)	$195,811

December 31, 2008
State and municipal obligations, short-term	$70,455	$701	$—	$71,156
Federal agency and corporate obligations, short-term(1)	83,550	64	(86)	83,528

Total short-term investments	$154,005	$765	$(86)	$154,684
UBS ARS	35,500	—	(6,887)	28,613
Non-UBS ARS	11,000	—	—	11,000

Total short and long-term investments	$200,505	$765	$(6,973)	$194,297

(1)	$70.7 million included in cash and cash equivalents at December 31, 2008.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, Forrester owned an approximately 1.2% ownership interest in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares receiving proceeds of approximately $655,000 and recognizing a gain of approximately $603,000 related to the sale. As of December 31, 2007, the investment of approximately $3.5 million was recorded as an available-for-sale investment in the accompanying consolidated balance sheet, stated at fair market value with any unrealized gains and losses reported as a component of other comprehensive income. At December 31, 2007, approximately $3.2 million of unrealized gain was recorded as a component of other comprehensive income. In 2008, Forrester sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.

The following table summarizes the maturity periods of the short- and long-term investments in the Company’s portfolio as of December 31, 2008, excluding the Right from UBS. In February 2008, certain ARS that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities were classified as long-term investments as of December 31, 2008. The ARS were classified as short-term investments as of December 31, 2007. The following table reflects the ARS at their current reset dates. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041 with $1.2 million maturing in one to five years, $900,000 maturing in five to ten years and $44.4 million maturing after ten years.

	FY 2009	FY 2010	FY 2011	Total
	(In thousands)

Non-ARS state and municipal obligations	$37,092	$31,507	$2,558	$71,157
UBS ARS	28,613	—	—	28,613
Non-UBS ARS	11,000	—	—	11,000
Federal agency and corporate obligations	700	11,078	1,016	12,794

Total short and long-term	$77,405	$42,585	$3,574	$123,564

The following table shows the gross unrealized losses and market value of Forrester’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position (in thousands):

As of December 31, 2007
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$1,584	$1	$2,301	$39

As of December 31, 2008
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Federal agency and corporate obligations	$8,533	$86	$—	$—

The unrealized losses on the federal agency and corporate obligations were the result of overall market risk aversion and lack of demand for securities that are non-government guaranteed. The Company believes it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value is attributable to changes in market conditions and not credit quality, and since

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2008.

In November 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), one of its investment advisors, entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $35.5 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). In accepting the Right, the Company also granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. If the Company does not exercise the Right, the UBS ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the UBS ARS if the auction process fails.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded approximately $6.9 million as the fair value of the put option asset, classified as long-term investment on the Balance Sheet as of December 31, 2008, with a corresponding credit to other income, net, in the Consolidated Statement of Income for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. The Company valued the Right using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flow, based on data available as of December 31, 2008 and adjusted for any bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company classified its ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in Stockholders’ Equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the UBS ARS at par value beginning on June 30, 2010, the Company has reclassified its ARS subject to the Right and held by UBS from available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to its agreement with UBS, management’s intent was to hold the UBS ARS until the earlier of anticipated recovery in market value or maturity. In connection with the transfer to trading securities, the Company recognized an unrealized loss of approximately $6.9 million, included in Other income, net for the year ended December 31, 2008, for the amount of the unrealized loss not previously recognized in earnings. No additional gain or loss was reported on these securities for the year ended December 31, 2008. The Company holds additional ARS with another investment advisor who has not made an offer similar to UBS. These ARS will continue to be held as available-for-sale. The Company intends to retain its investment in the issuer of these ARS until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

There were no gross realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2006, 2007 or 2008.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds(1)	$14,529	$—	$—	$14,529
Federal agency and corporate obligations(2)	—	83,527	—	83,527
State and municipal obligations	—	71,156	39,613	110,769
UBS put option	—	—	6,887	6,887

Total	$14,529	$154,683	$46,500	$215,712

(1)	included in cash and cash equivalents at December 31, 2008.

(2)	$70.7 million included in cash and cash equivalents at December 31, 2008.

Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investment at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the majority of the ARS no longer approximates par value. At December 31, 2008, the Company held ARS with two investment advisors, both of which provided a valuation of Level 3 inputs for the ARS investments. One investment advisor utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2008, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The discounted cash flow technique was used to value the ARS

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments that were principally backed by student loans, which has had virtually no market activity since the auction failures began in 2008. The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at December 31, 2008. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS. The other investment advisor provided a valuation at par value based on the limited market activity, which Forrester considered to be a Level 3 input in addition to the underlying credit rating of the ARS, which was generally related to municipalities. Forrester believed these Level 3 inputs to be the most appropriate for determining the fair value of the ARS due to greater liquidity in the market for municipal auction rate securities. Forrester corroborated the valuation by reviewing confirmations of the trades and the underlying credit ratings of the securities. Of the $11.0 million held by this investment advisor, 68% of the investments are rated AAA while the remainder is rated A. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 (in thousands):

	UBS Put
	Option	ARS

Balance at January 1, 2008	$—	$—
Transferred to Level 3	—	$120,200
Settlements	—	(73,700)
Issuance of put	6,887	—
Total loss included in earnings	—	(6,887)

Balance at December 31, 2008	$6,887	$39,613

(6)	Non-Marketable Investments

At December 31, 2007 and 2008, the carrying value of non-marketable investments is as follows (in thousands):

	2007	2008

Private equity funds	$8,328	$6,914
Doculabs, Inc.	86	86

	$8,414	$7,000

In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the years ended December 31, 2006, 2007 and 2008, Forrester contributed approximately $625,000, $138,000, and $75,000 respectively, to these investment funds, resulting in total cumulative contributions of approximately $19.6 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. As a result of these accounting methods, during 2007 and 2008, the Company recorded impairments of approximately $2.2 million and $792,000, respectively, which are included in the consolidated statements of income. There were no impairments recorded in 2006. During the years ended December 31, 2006, 2007 and 2008, gross distributions of $861,000, $1.6 million and $542,000, respectively, were recorded and resulted in gains of $575,000, $537,000 and $208,000, respectively in the consolidated statements of income. During each of the years ended December 31, 2006, 2007 and 2008, fund management charges of

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $338,000 were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.

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

In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During 2007 and 2008, gross distributions of $344,000 and $26,000, respectively, were recorded and accounted for as a return of capital. During 2006, 2007 and 2008, the Company recorded impairments of approximately $227,000, $123,000 and $4,000, respectively, which are included in the consolidated statements of income.

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

During the year ended December 31, 2006, Forrester recognized revenues of approximately $200,000 related to a core research and advisory services contract purchased by one of the private equity investment firms.

In March 2000, Forrester invested $1.0 million in the common stock of Doculabs, Inc. (“Doculabs”), an independent technology research firm and in March 2001, Forrester invested an additional $2.0 million. Forrester currently has an approximately 13.9% ownership interest in Doculabs. This investment is being accounted for using the cost method and, accordingly, is being valued at cost unless an impairment in its value that is other than temporary occurs or the investment is liquidated. There were no impairments recorded in 2006, 2007 or 2008. In 2006 and 2007, Forrester received dividends of $67,000 and $22,000, respectively which were recorded as a reduction of the investment’s carrying value.

In July 2000, Forrester invested $1.6 million to purchase preferred shares of comScore Networks, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior, resulting in approximately a 1.2% ownership interest. This investment was being accounted for using the cost method and, accordingly, was valued at cost unless a permanent impairment in its value occurred or the investment was liquidated. No impairments were recorded for 2006 or 2007. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares and as a result the investment was reclassified to an available-for-sale security and recorded as a marketable investment in the accompanying consolidated balance sheet.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income from continuing operations before income tax provision for the years ended December 31, 2006, 2007 and 2008 consists of the following (in thousands):

	2006	2007	2008

Domestic	$23,622	$25,886	$40,076
Foreign	2,472	4,118	4,734

Total	$26,094	$30,004	$44,810

The components of the income tax provision for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	2006	2007	2008

Current —
Federal	$375	$334	$9,238
State	855	2,238	3,325
Foreign	720	1,611	1,515

	1,950	4,183	14,078

Deferred —
Federal	7,180	7,513	2,059
State	220	151	(43)
Foreign	687	(786)	(499)

	8,087	6,878	1,517

Income tax provision	$10,037	$11,061	$15,595

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006	2007	2008

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from —
State tax provision, net of federal benefit	2.7	6.2	4.7
Non-deductible expenses	0.9	1.5	0.4
Tax-exempt interest income	(5.0)	(8.1)	(3.8)
Stock compensation deduction	3.0	2.7	(0.3)
Other, net	—	2.2	(0.1)
Change in tax rate	—	(5.8)	—
Change in valuation allowance	1.9	3.2	(1.1)

Effective income tax rate	38.5%	36.9%	34.8%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008

Non-deductible reserves and accruals	$2,192	$3,645
Stock compensation	3,347	3,996
Other depreciation and amortization	1,910	820
Net operating loss and other carryforwards	25,135	22,072

Gross deferred tax asset	$32,584	$30,533
Less — Valuation allowance	(12,794)	(10,922)

Net deferred tax asset	$19,790	$19,611

Goodwill Amortization	(5,848)	(5,291)
Deferred commissions	(4,331)	(3,831)

Net deferred tax asset	$9,611	$10,489

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Although realization is not assured, based upon projections of Forrester’s future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that Forrester will realize the benefits of these deductible differences, net of the existing valuation allowances.

As of December 31, 2008, the Company maintained a valuation allowance of approximately $10.9 million, which primarily relates to federal NOL carryforwards from the Giga acquisition and foreign NOL carryforwards that the Company does not believe it is more likely than not to realize. During the year ended December 31, 2008, Forrester’s valuation allowance decreased by approximately $1.9 million. As of December 31, 2007, the Company maintained a valuation allowance of approximately $12.8 million, which primarily related to federal NOL carryforward from the Giga acquisition and foreign NOL carryforwards.

As of December 31, 2008, the Company had federal NOL carryforwards of approximately $34.3 million. If unused, the NOL carryforwards would expire on various dates from 2013 through 2028. Included in the federal NOL carryover is $6.0 million of NOLs that were acquired as part of the Jupiter acquisition. The Company is currently assessing its ability to utilize these NOLs when considering potential limitations under IRC Section 382 and the final determination of purchase accounting.

The Company also has foreign net operating loss carryforwards of approximately $33.4 million, which can be carried forward indefinitely. Approximately $6.1 million of the foreign net operating loss carryforwards were acquired from Giga Information Group, Inc. (“Giga”), the utilization of which is subject to limitation under the tax law of the United Kingdom.

Upon the January 1, 2009 adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

During the year ended December 31, 2008, the Company recognized approximately $8.5 million of tax benefits from excess tax deductions resulting from employee stock option exercises during 2008 and in prior years. The tax benefit was recorded as an increase to additional paid-in-capital. Pursuant to footnote 82 of SFAS No. 123(R), excess tax benefits from share-based payments is recognized in the year that the deduction reduces cash tax payable.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $8.1 million for its foreign subsidiaries, since these earnings are to be indefinitely reinvested. Determination of the amount of U.S. income tax liability that would be incurred is not practicable.

On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operation.

The following table summarizes the activity of the unrecognized tax benefits:

	2007	2008

Unrecognized tax benefits balance at January 1	$1,110	$1,409
Gross increases for tax positions of prior years	320	398
Gross decreases for tax positions of prior years	—	(12)
Settlements	—	(320)
Lapse of applicable statute of limitations	(21)	(253)

Unrecognized tax benefits balance at December 31	$1,409	$1,222

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. Major taxing jurisdictions include the U.S., the Netherlands and the United Kingdom. The Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002, except to the extent of net operating loss and tax credit carryforwards from those years.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 and 2008, the Company had approximately $283,000 and $164,000 of accrued interest and penalties related to uncertain tax positions, respectively.

It is reasonably possible that the gross unrecognized benefits will be decreased by a range of zero to $271,000 within the next twelve months due primarily to the expiration of the relevant statutes of limitations.

Total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $676,000 as of December 31, 2007 and $861,000 as of December 31, 2008.

(8)	Commitments

As of December 31, 2008, Forrester had future contractual obligations as follows for operating leases (in thousands):

2009	$9,793
2010	9,177
2011	5,697
2012	903
2013	441
Thereafter	913

Total minimum lease payments	$26,924

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include an offset for future minimum rentals expected to be received under subleases of $157,000. The above table also does not include the remaining $425,000 of capital commitments to the private equity funds described in Note 6 due to the uncertainty as to the timing of capital calls made by such funds.

Sublease income was approximately $721,000 in 2006, $330,000 in 2007 and $238,000 in 2008.

Aggregate rent expenses, net of sublease income, were approximately $7.7 million, $9.4 million and $9.4 million for the years ended December 31, 2006, 2007, and 2008, respectively.

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

Treasury Stock

Through 2008, Forrester’s Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of December 31, 2008, Forrester had repurchased approximately 6.1 million shares of common stock at an aggregate cost of $120.8 million, including commissions paid for the acquisition of the common stock.

(10)	Stock Option Investigation; Restatement of Historical Financial Statements

In 2006, as a result of the inquiry into the Company’s historical stock option granting practices, the Company determined that the vesting and/or exercise of certain stock options that were granted on a discounted basis (exercise price is less than the fair market value of the stock on the date of grant) could be subject to Internal Revenue Code section 409A. In February 2007, the Company filed a notice of participation in the voluntary program described in Internal Revenue Service (IRS) Announcement 2007-18, called the Compliance Resolution Program for Employees other than Corporate Insiders for Additional 2006 Taxes Arising under Section 409A due to the Exercise of Stock Rights. The Company also participated in the similar program prescribed by the California Franchise Tax Board. Under these programs, employers elected to pay the requisite additional tax and associated interest and penalties on behalf of employees (and former employees) who exercised discounted stock options in 2006.

During 2007, Forrester paid a total of $362,000 to the Internal Revenue Service and the California Franchise Tax Board under these programs. Also, during 2007, the Board of Directors approved a tender offer to amend or replace certain previously granted stock options that had exercises prices less than the market value of Forrester stock on the correct measurement date and therefore would have been subject to tax under Internal Revenue Code Section 409A. In the tender offer, the Company adjusted the exercise prices of the affected options to the same prices used to calculate compensation expense in the consolidated financial statements. The Company agreed to compensate the employees who elected to participate in the tender offer by paying to each such person in January 2008 an amount equal to 105% of the difference between the original exercise price and the corrected exercise price for each affected option. As of December 31, 2007, the Company had $434,000 (related to the tender offer) included in accrued expenses, which was paid in 2008.

During 2007 and 2008, the Company incurred approximately $4.6 million and $877,000 of costs (primarily professional fees), respectively, related to the stock option investigation, the SEC inquiry and the restatement of the Company’s historical financial statements, which have been recorded in the consolidated statements of income under the caption General and Administrative Expense.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity from December 31, 2005 to December 31, 2008 was as follows (in thousands, except per share data):

			Weighted
			Average
		Exercise	Exercise	Aggregate
	Number	Price Per	Price Per	Intrinsic
	of Shares	Share	Share	Value

Outstanding at December 31, 2005	5,236	$9.57-$70.84	$18.57	—
Granted	1,146	18.75-31.54	24.92
Exercised	(2,409)	9.57-28.47	17.01	$22,283
Forfeited	(653)	13.94-70.84	20.38

Outstanding at December 31, 2006	3,320	9.57-67.97	21.52	—
Granted	641	23.11-28.62	27.70
Exercised	(281)	9.57-25.16	17.45	$2,458
Forfeited	(216)	11.69-67.97	21.35

Outstanding at December 31, 2007	3,464	11.69-65.59	23.15	—
Granted	528	24.14-35.54	29.90
Exercised	(913)	11.69-31.42	18.59	$10,388
Forfeited	(145)	15.97-62.97	29.03

Outstanding at December 31, 2008	2,934	$11.69-$65.59	$25.16	$13,230

Exercisable at December 31, 2008	1,790	$11.69-$65.59	$23.70	$11,660

Exercisable at December 31, 2007	2,000	$11.69-$65.59	$21.57	$16,562

Exercisable at December 31, 2006	1,310	$9.57-$67.97	$22.52	$9,597

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

			Weighted
			Average
		Weighted	Remaining	Options	Weighted
	Options	Average	Contractual	Exercisable	Average
	Outstanding	Exercise	Life of	At	Exercise
	At December 31,	Price of	Options	December 31,	Price of
	2008	Options	Outstanding	2008	Options
Range of Exercise Prices	(In thousands)	Outstanding	(in years)	(In thousands)	Exercisable

$11.69-$15.67	345	$14.69	5.38	330	$14.66
15.78-18.42	358	17.56	4.91	349	17.57
18.47-22.19	432	21.29	6.39	391	21.35
22.22-26.30	315	25.01	4.79	215	25.17
26.40-26.98	144	26.59	7.74	57	26.54
27.11-27.11	363	27.11	9.25	—	0.00
27.17-28.62	488	28.22	8.11	153	28.24
28.63-31.42	347	31.09	7.83	180	31.26
31.54-65.00	137	50.00	3.07	110	53.85
65.01-65.59	5	65.59	1.65	5	65.59

	2,934	$25.16	6.63	1,790	$23.70

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life of options exercisable as of December 31, 2008 was 5.38 years. As of December 31, 2008, shares available for future grant of awards under the 2006 Plan and the 2006 Directors’ Plan were approximately 3,600,000 and 263,000, respectively.

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

	Year Ended		Year Ended	Year Ended
	December 31, 2006		December 31, 2007	December 31, 2008
	Stock Option	Employee Stock	Stock Option	Stock Option	Employee Stock
	Plans	Purchase Plan	Plans	Plans	Purchase Plan

Average risk-free interest rate	4.69%	5.27%	4.50%	2.59%	2.41%
Expected dividend yield	None	None	None	None	None
Expected life	6.25 Years	0.5 Years	3.24 Years	3.5 Years	0.5 Years
Expected volatility	35%	26%	35%	35%	35%
Weighted average fair value	$9.18	$5.12	$8.28	$8.00	$7.27

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

Based on Forrester’s historical experience for grants with varying vesting terms, an estimated forfeiture rate of 10% was used to determine current period expense. Forrester evaluated various employee groups and determined that the forfeiture experience and expectations were not materially different amongst employee groups and therefore concluded that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated, and will record recovery of prior expense if the actual forfeiture rate is higher than estimated.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting was recognized on a prospective basis in accordance with SFAS No. 123R. The expense related to these options was recognized on a graded basis.

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. During

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest and 4 years for the year three vest to value these options. The actual pro forma operating margin for 2007 resulted in the options vesting over 36 months and the expense related to these options was recognized on a graded basis.

On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating profit targets related to full year 2008 performance were achieved. The vesting of these options was over 24, 36 or 48 months, or the options could be forfeited, depending on the actual pro forma operating profit achieved for 2008. During 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest, 4 years for the year three vest and 5 years for the year four vest to value these options. The actual pro forma operating profit targets for 2008 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting will be recognized on a prospective basis in accordance with SFAS No. 123R. The expense related to these options is being recognized on a graded basis.

The unamortized fair value of stock options as of December 31, 2008 was $4.7 million, with a weighted average remaining recognition period of 1.36 years.

Terminated employees have three months from date of termination to exercise their vested options. During 2007, following the Company’s conclusion that its historical financial statements could no longer be relied upon, the registration statement covering the offer and sale of stock upon the exercise of stock options was not available. As a result, no option holders were able to exercise their options and terminated employees faced the prospect of having their options expire before being able to exercise them. Because the suspension of the registration statement was not anticipated, the Company modified vested options held by terminated employees to extend their expiration dates to 30 days after the date the suspension was lifted, but no later than December 31, 2007 (tolled stock options). Options for terminated employees that were tolled before March 14, 2007 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise . When the Company’s registration statement covering the offer and sale of stock became available, these awards were reclassified as equity awards. Options that were tolled after March 14, 2007 were accounted for as equity awards because their options were tolled in conjunction with the employee’s termination. A summary of the options tolled during 2007 is as follows:

			Total
	Number of	Number of	Expense
	Individuals	Shares	(in 000’s)

Amount related to the modification of previously issued stock options	16	76,800	$533
Tolled stock options accounted for as liability awards and related fair market value adjustments	8	66,588	478

	24	143,388	$1,011

As discussed in Note 10, during 2007, the Board of Directors approved a tender offer to amend or replace certain previously granted stock options that had exercise prices less than the market value of the Company’s common stock on the correct measurement date and therefore would have been subject to tax under Internal Revenue Code Section 409A. In the tender offer, the Company adjusted the exercise prices of the affected options to the same prices used to calculate compensation expense in the consolidated financial statements. The Company agreed to compensate the employees who elected to participate in the tender offer by paying to each such person in January 2008 an amount equal to 105% of the difference between the original exercise price and the corrected

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price for each affected option. In total, 117 employees had options to purchase approximately 213,000 shares modified in December 2007 in connection with the tender offer. The total incremental cost of the modification was approximately $434,000.

(12)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $2.0 million for each of the years ended December 31, 2006, 2007, and 2008, respectively.

(13)	Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provides for the issuance of up to 900,000 shares of common stock. As of December 31, 2008, approximately 64,000 shares remain available for issuance. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. The Company did not have purchase periods during 2007. Shares purchased by employees under the Stock Purchase Plan are as follows:

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2006	50,609	$15.62
December 31, 2006	34,239	$26.52
June 30, 2008	32,356	$23.38
December 31, 2008	35,598	$23.98

(14)	Operating Segment and Enterprise Wide Reporting

Through December 31, 2006, Forrester’s operations were managed within the following three operating groups: (i) Americas, (ii) Europe, Middle East and Africa (EMEA) and (iii) Asia Pacific. As of January 1, 2007, Forrester was reorganized into three client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. The operations of JupiterResearch (see Note 2) are included in the M&S Client Group. Amounts included in the “Events” segment relate to the operations of the events sales and production departments.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue reported in the “Events” operating segment consists primarily of sponsorships and event tickets to Forrester events. As of January 1, 2008, the European sales force was integrated into the Client Groups. As a result, expenses related to the European sales force were reclassified from corporate expenses to the Client Groups for 2006 and 2007, in order to conform with the current year presentation.

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

The following tables present information about reportable segments. Segment information for the years ended December 31, 2007 and 2006 has been restated to conform to the current year’s presentation.

	IT	TI	M&S	Events	Consolidated

Year ended December 31, 2006
Revenue	$78,363	$54,074	$41,089	$7,947	$181,473
Direct Profit	32,863	28,619	11,861	2,208	75,551
Corporate Expenses					(53,449)
Amortization of intangible assets					(2,060)

Income from continuing operations					$20,042

Year ended December 31, 2007
Revenue	$89,818	$64,936	$46,351	$10,951	$212,056
Direct Profit	39,238	34,279	16,090	4,074	93,681
Corporate Expenses					(69,798)
Amortization of intangible assets					(1,232)

Income from continuing operations					$22,651

Year ended December 31, 2008
Revenue	$99,869	$69,621	$58,773	$12,612	$240,875
Direct Profit	44,904	35,877	20,244	5,397	106,422
Corporate Expenses					(67,023)
Amortization of intangible assets					(1,435)

Income from continuing operations					$37,964

Net long-lived assets by location as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008

United States	$49,988	$69,796
Europe (excluding United Kingdom)	19,613	18,912
United Kingdom	417	245
Other	55	71

	$70,073	$89,024

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2006, 2007, and 2008 are as follows (dollars in thousands):

	2006	2007	2008

United States	$128,232	$149,745	$172,973
Europe (excluding United Kingdom)	21,829	25,328	31,179
United Kingdom	13,685	16,348	14,294
Canada	8,872	11,731	13,267
Other	8,855	8,904	9,162

	$181,473	$212,056	$240,875

United States	71%	71%	72%
Europe (excluding United Kingdom)	12	12	13
United Kingdom	8	8	6
Canada	5	5	5
Other	4	4	4

	100%	100%	100%

(15)	Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2007 and 2008 consist of the following (in thousands):

	2007	2008

Computers and equipment	$10,246	$10,787
Computer software	9,099	10,155
Furniture and fixtures	3,343	3,909
Leasehold improvements	5,876	5,975

Total property and equipment	28,564	30,826
Less accumulated depreciation and amortization	21,730	24,067

Property and equipment, net	$6,834	$6,759

Accrued Expenses:

Accrued expenses as of December 31, 2007 and 2008 consist of the following (in thousands):

	2007	2008

Payroll and related	$14,016	$9,873
Taxes	3,651	7,805
Other	11,224	9,847

	$28,891	$27,525

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2006, 2007, and 2008 is as follows (in thousands):

	2006	2007	2008

Balance, beginning of year	$799	$717	$727
Provision for doubtful accounts	358	480	594
Additions from acquisition	—	—	107
Write-offs	(440)	(470)	(943)

Balance, end of year	$717	$727	$485

(16)	Summary Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2007 and 2008 (in thousands, except per share data):

	Unaudited Consolidated Statement of Income Data for the
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Amounts in thousands, except per share data)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$47,317	$55,185	$51,135	$58,419	$54,974	$63,474	$59,506	$62,921
Income from operations	$1,289	$6,784	$6,253	$8,326	$6,543	$10,430	$8,595	$12,396
Net income	$2,030	$4,502	$6,797	$5,615	$5,028	$8,645	$6,388	$9,154

Basic income per common share	$0.09	$0.20	$0.29	$0.24	$0.22	$0.38	$0.28	$0.40

Diluted income per common share	$0.09	$0.19	$0.29	$0.24	$0.21	$0.37	$0.27	$0.39

(17)	Subsequent event

On February 9, 2009, in response to conditions and demands of the market and a slower economy, Forrester announced a reduction in its workforce by approximately 50 positions and expects to record a pre-tax reorganization charge of approximately $2.5 million to $3.0 million in the quarter ended March 31, 2009 related principally to cash severance and related benefits costs for terminated employees. Forrester is also finalizing associated facilities-related costs.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which appears on page 32 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting in the year ending December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited Forrester Research, Inc. (the “Company”) and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forrester Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forrester Research, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 13, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 9, 2009.

Name	Age	Position

George F. Colony	55	Chairman of the Board, Chief Executive Officer
Michael A. Doyle	53	Chief Financial Officer and Treasurer
Dwight Greisman	51	Chief Marketing Officer
Elizabeth Lemons	52	Chief People Officer
Gail S. Mann, Esq.	57	Chief Legal Officer and Secretary
Julie Meringer	40	Managing Director, Information Technology Client Group
Mark R. Nemec	39	Managing Director, Technology Industry Client Group
George Orlov	51	Chief Information Officer and Chief Technology Officer
Charles Rutstein	36	Chief Operating Officer
Dennis van Lingen	44	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Michael A. Doyle began serving as the Company’s Chief Financial Officer and Treasurer in September 2007. Prior to joining the Company, Mr. Doyle was Chief Financial Officer of Easylink Services Corporation, a publicly traded telecommunications messaging provider, since 2004. Prior to joining Easylink, Mr. Doyle was the Chief Financial Officer for North America of Dun & Bradstreet Corporation from 2002 to 2004, and from 1997 to 2002, he held various senior financial and marketing positions with Cendant Corporation.

Dwight Greisman became Forrester’s Chief Marketing Officer in August 2008. Mr. Greisman joined the Company in 2005 as Vice President and Practice Leader, Forrester Leadership Boards. Previously, he was Managing Director at the Forbes Consulting Group Quantitative Analytics Division from 2001-2004.

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

The remainder of the response to this item is contained under the caption “EXECUTIVE OFFICERS” in Part I of this report, and in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2009 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2008, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

	(a)		(c)
	Number of Securities	(b)	Number of Securities Remaining
	to be Issued Upon Exercise	Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,	Price of Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)(1)

Equity Compensation plans approved by stockholders(1)	2,934,433	$25.16	3,926,558
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,934,433	$25.16	3,926,558

(1)	Column (c) includes, as of December 31, 2008, 3,599,734 shares available for issuance under our 2006 Equity Incentive Plan, 262,500 shares under our 2006 Director’s Stock Option Plan, and 64,324 shares that are available for issuance under our Amended and Restated 1996 Employee Stock Purchase Plan.

The shares available under out 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2009 Proxy Statement under the captions “Information with respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in the Company’s 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a. Financial Statements.  See Index on page 36.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page E-1 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp., and Giga Information Group, Inc.
3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.
3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.
3.3(4)	Bylaws of Forrester Research, Inc., as amended
4(3)	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc.
10.1+(3)	Registration Rights and Non-Competition Agreement
10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended
10.3+(5)	1996 Employee Stock Purchase Plan, as amended
10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.5+(7)	2006 Equity Incentive Plan
10.6+(7)	2006 Stock Option Plan for Directors
10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)
10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.13+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.14+(13)	Description of Matrix Bonus Plan
10.15+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
10.16+(14)	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001
10.17(5)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.18(14)	Sixth Amendment to Lease dated as of April 22, 2008 between ARE-Tech Square, LLC and Forrester Research, Inc. for the premises located at 400 Technology Square, Cambridge, Massachusetts
14.1(12)	Code of Business Conduct and Ethics
21(15)	Subsidiaries of the Registrant
23.1(15)	Consent of BDO Seidman, LLP
31.1(15)	Certification of the Principal Executive Officer
31.2(15)	Certification of the Principal Financial Officer
32.1(15)	Certification of the Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2(15)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(4)	Filed as an exhibit to Forrester’s Current Report on Form 8-K filed on September 20, 2007 (File No. 000-21433) and incorporated herein by reference.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-21433) and incorporated herein by reference.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 13, 2009

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 13, 2009

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 13, 2009

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 13, 2009

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 13, 2009