Form 10-Q
period 2009-03-31
FORRESTER RESEARCH INC
filed 2009-05-11
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐      No ☑
As of May 6, 2009, 22,790,377 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$111,284	$129,478
Marketable investments	114,470	83,951
Accounts receivable, net	40,559	64,226
Deferred commissions	8,792	9,749
Deferred income tax assets, net	7,760	7,947
Prepaid expenses and other current assets	18,066	15,553

Total current assets	300,931	310,904

Long-term assets:
Long-term investments	44,200	46,500
Property and equipment, net	8,202	6,759
Goodwill, net	66,683	67,424
Deferred income tax assets, net	8,884	8,523
Non-marketable investments	6,916	7,000
Intangible assets, net	7,559	7,138
Other assets	495	703

Total long-term assets	142,939	144,047

Total assets	$443,870	$454,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,062	$3,532
Accrued expenses	24,847	27,527
Deferred revenue	108,412	113,844

Total current liabilities	136,321	144,903

Non-current liabilities	6,053	6,551

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 29,167 and 29,146 shares as of March 31, 2009 and December 31, 2008, respectively
Outstanding — 22,787 and 23,045 shares as of March 31, 2009 and December 31, 2008, respectively	291	291
Additional paid-in capital	317,676	315,149
Retained earnings	113,324	110,693
Treasury stock, at cost — 6,380 and 6,101 shares as of March 31, 2009 and December 31, 2008, respectively	(125,750)	(120,851)
Accumulated other comprehensive loss	(4,045)	(1,785)

Total stockholders’ equity	301,496	303,497

Total liabilities and stockholders’ equity	$443,870	$454,951

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
	(UNAUDITED)
Revenues:
Research services	$39,050	$35,949
Advisory services and other	17,357	19,025

Total revenues	56,407	54,974

Operating expenses:
Cost of services and fulfillment	22,212	21,148
Selling and marketing	19,149	18,850
General and administrative	6,972	7,226
Depreciation	1,092	1,036
Amortization of intangible assets	656	171
Reorganization costs	3,141	—

Total operating expenses	53,222	48,431

Income from operations	3,185	6,543

Other income:
Other income, net	1,269	2,072
Gains from securities and non-marketable investments	—	497

Income from operations before income tax provision	4,454	9,112

Income tax provision	1,823	4,084

Net income	$2,631	$5,028

Basic net income per common share	$0.11	$0.22

Diluted net income per common share	$0.11	$0.21

Basic weighted average common shares outstanding	22,946	23,048

Diluted weighted average common shares outstanding	23,106	23,617

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
	(UNAUDITED)
Cash flows from operating activities:
Net income	$2,631	$5,028
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	1,092	1,036
Amortization of intangible assets	656	171
Non-cash stock-based compensation	2,192	1,406
Increase in provision for doubtful accounts	150	96
Unrealized (gain) loss on foreign currency and other, net	(95)	—
Deferred income taxes	(240)	605
Gains from non-marketable investments and marketable investments	—	(497)
Tax benefit from exercises of employee stock options	—	(440)
Amortization of premium on marketable investments	293	187
Changes in assets and liabilities, net of acquisition-
Accounts receivable	23,251	19,802
Deferred commissions	958	331
Prepaid expenses and other current assets	(2,721)	1,873
Accounts payable	(896)	(886)
Accrued expenses	(2,314)	(2,644)
Deferred revenue	(4,280)	4,419

Net cash provided by operating activities	20,677	30,487

Cash flows from investing activities:
Acquisition of Forrester Middle East FZ-LLC	(561)	—
Purchases of property and equipment	(2,602)	(954)
Proceeds from non-marketable investments	—	200
Decrease in other assets	268	202
Purchases of available-for-sale securities	(245,911)	(390,696)
Proceeds from sales and maturities of available-for-sale securities	216,444	442,962

Net cash (used in) provided by investing activities	(32,362)	51,714

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	366	4,377
Tax benefits related to stock options	—	440
Acquisition of treasury stock	(4,899)	(14,474)

Net cash used in financing activities	(4,533)	(9,657)

Effect of exchange rate changes on cash and cash equivalents	(1,976)	803

Net (decrease) increase in cash and cash equivalents	(18,194)	73,347

Cash and cash equivalents, beginning of period	129,478	53,163

Cash and cash equivalents, end of period	$111,284	$126,510

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,098	$385

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2009 may not be indicative of the results for the year ending December 31, 2009, or any other period.
NOTE 2 — REORGANIZATION
On February 9, 2009, Forrester announced a reduction of its workforce by approximately 50 positions in response to conditions and demands of the market and a slower economy. Additionally, Forrester identified certain leased office space that was no longer required to support the ongoing business. As a result, Forrester recorded a reorganization charge of approximately $3.1 million in the three months ended March 31, 2009. Approximately 44% of the terminated employees were members of the sales force, while 38% and 18% held research and administrative roles, respectively.
The costs related to the February 9, 2009 reorganization are as follows:

	Total	Cash	Accrued as of
	Charge	Payments	March 31, 2009
Workforce reduction	$2,872	$2,173	$699
Facility consolidation	269	—	269

Total	$3,141	$2,173	$968

The accrued costs related to the February 9, 2009 reorganization are expected to be paid in the following periods:

				Accrued as of
	2009	2010	2011	March 31, 2009
Workforce reduction	$699	$—	$—	$699
Facility consolidation	106	142	21	269

Total	$805	$142	$21	$968

NOTE 3 — ACQUISITIONS
JupiterResearch
On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc. (“Holdings”), the parent company of JupiterResearch, LLC (“JupiterResearch”). JupiterResearch provided business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition supported the Company’s role-based strategy and added greater depth and breadth to the marketing and strategy syndicated product offering, increased the number of client companies and is expected to reduce operating expenses of the combined entity through economies of scale. The total consideration was $22.0 million which consisted of initial cash consideration of $23.0 million less a working capital adjustment of $1.0 million which was received in the fourth quarter of 2008. The aggregate purchase price of $22.6 million consisted of $22.0 million for the acquisition of all outstanding shares of Holdings common stock, $398,000 of direct acquisition costs and $154,000 for severance related to 14 employees of JupiterResearch terminated as a result of the acquisition, of which $8,000 was paid during the year ended December 31, 2008 and the remainder was paid during the three months ended March 31, 2009. The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008 and the Company has not furnished pro forma financial information relating to the acquisition because such information is not material.
Forrester Middle East FZ-LLC
On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total consideration was approximately $1.1 million of which approximately $561,000 was paid on the acquisition date, $266,000 was paid on April 22, 2009 and $266,000 will be due in the fourth quarter of 2009, subject to a downward adjustment based on certain contractual provisions. The preliminary purchase price allocation resulted in an allocation of approximately $1.1 million to intangible assets, principally customer relationships to be amortized over 7 years according to the expected cash flows to be received from the underlying asset, and $22,000 to the net liabilities acquired. The results of FME’s operations have been included in Forrester’s consolidated financial statements since January 22, 2009 and the Company has not furnished pro forma financial information relating to the acquisition because such information is not material.
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of March 31, 2009 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$28,517	$21,454	$7,063
Research content	3,560	3,188	372
Registered trademarks	803	739	64
Non-compete agreement	80	20	60

Total	$32,960	$25,401	$7,559

Amortization expense related to identifiable intangible assets was approximately $656,000 and $171,000 during the three months ended March 31, 2009 and 2008, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining nine months ending December 31, 2009	$1,423
Year ending December 31, 2010	1,096
Year ending December 31, 2011	981
Year ending December 31, 2012	851
Year ending December 31, 2013	739
Year ending December 31, 2014	644
Thereafter	1,825

Total	$7,559

NOTE 5 — MARKETABLE INVESTMENTS
The following table summarizes the Company’s marketable investments excluding the Right from UBS discussed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2009
State and municipal obligations, short-term	$67,337	$908	$—	$68,245
Federal agency and corporate obligations, short-term (1)	85,352	97	(234)	85,215

Total short-term investments	$152,689	$1,005	$(234)	$153,460
UBS ARS	34,250		(1,404)	32,846
Non-UBS ARS	11,000	—	(1,050)	9,950

Total short and long-term investments	$197,939	$1,005	$(2,688)	$196,256

December 31, 2008

State and municipal obligations, short-term	$70,455	$701	$0	$71,156
Federal agency and corporate obligations, short-term (2)	83,550	64	(86)	83,528

Total short-term investments	$154,005	$765	$(86)	$154,684
UBS ARS	35,500	—	(6,887)	28,613
Non-UBS ARS	11,000	—	—	11,000

Total short and long-term investments	$200,505	$765	$(6,973)	$194,297

(1)	Approximately $39.0 million included in cash and cash equivalents at March 31, 2009.

(2)	Approximately $70.7 million included in cash and cash equivalents at December 31, 2008.
The following table summarizes the maturity periods of the short- and long-term investments in the Company’s portfolio as of March 31, 2009, excluding the Right (as defined below) from UBS. In February 2008, certain auction rate securities (“ARS”) that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities have been classified as long-term investments. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041 with $1.2 million maturing in one to five years, $900,000 maturing in five to ten years and $43.2 million maturing after ten years.

	FY 2009	FY 2010	FY 2011	Total
	(in thousands)
Non-ARS state and municipal obligations	$31,524	$30,425	$6,296	$68,245
UBS ARS	32,846	—	—	32,846
Non-UBS ARS	9,950	—	—	9,950
Federal agency and corporate obligations	11,868	14,943	19,412	46,223

Total short and long-term	$86,188	$45,368	$25,708	$157,264

In 2007, Forrester owned an approximately 1.2% ownership interest in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares. In February 2008, Forrester sold an additional 20,000 shares and the remaining 86,000 shares were sold in May 2008 resulting in gains of approximately $387,000 and $1.7 million, respectively.
Fair Value

The Company measures certain financial assets at fair value, in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable as follows:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$25,869	$—	$—	$25,869
Federal agency and corporate obligations (2)	—	85,215	—	85,215
State and municipal obligations	—	68,245	42,796	111,041
UBS Put Right	—	—	1,404	1,404

Total	$25,869	$153,460	$44,200	$223,529

(1)	Included in cash and cash equivalents at March 31, 2009.

(2)	Approximately $39.0 million included in cash and cash equivalents at March 31, 2009.
Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are principally student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment advisors. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $34.3 million par value at March 31, 2009) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. The Company has valued the UBS ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the UBS ARS and the put option include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the UBS ARS, loan rates per the UBS ARS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS. The Company’s other investment advisor provided a valuation at par based on the limited market activity, which Forrester considered to be a Level 3 input in addition to the underlying credit rating of the ARS, which was generally related to municipalities. In addition to the valuation at par Forrester completed a valuation of the securities using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Forrester relied most heavily on this approach, which resulted in an unrealized loss recorded in other comprehensive income of approximately $1.1 million principally due to the steady decline in market activity. Forrester believes that the loss is temporary due to the underlying credit rating of the ARS and it has the intent and ability to hold the ARS until a full recovery has occurred.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009 (in thousands):

	UBS Put
	Option	ARS
Balance at December 31, 2008	$6,887	39,613
Sales/Maturities	—	(1,250)
Total gains or (losses):
Included in other comprehensive income	—	(1,050)
Included in earnings	(5,483)	5,483

Balance at March 31, 2009	$1,404	$42,796

NOTE 6— NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three months ended March 31, 2009 and 2008 no additional contributions were made. Total cumulative contributions are approximately $19.6 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2008, gross distributions of approximately $200,000 were recorded and resulted in a gain of approximately $100,000 in the consolidated statements of income. There were no distributions during the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2008 there were no impairments recorded. During each of the three months ended March 31, 2009 and 2008, fund management charges of approximately $84,000 were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of March 31, 2009, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2009 and 2008, there were no impairments recorded.
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
NOTE 7 — NET INCOME PER COMMON SHARE
Basic net income per common share for the three months ended March 31, 2009 and 2008 was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share for the three months ended March 31, 2009 and 2008 was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Basic weighted average common shares outstanding	22,946	23,048
Weighted average common equivalent shares	160	569

Diluted weighted average common shares outstanding	23,106	23,617

Options excluded from the diluted weighted average share calculation as the effect would have been anti-dilutive	2,174	1,242
NOTE 8 — STOCKHOLDERS’ EQUITY
Comprehensive Income
The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Unrealized (loss) gain on marketable investments, net of taxes	$(168)	$365
Cumulative translation adjustment	(3,877)	(2,150)

Total accumulated other comprehensive loss	$(4,045)	$(1,785)

The components of comprehensive income are as follows (in thousands):

	March 31,
	2009	2008
Net income	2,631	5,028
Unrealized loss on marketable investments, net of taxes	$(534)	$(1,666)
Cumulative translation adjustment	(1,726)	905

Total other comprehensive income	$371	$4,267

Stock Plans
The following table summarizes stock option activity under all stock plans for the three months ended March 31, 2009 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2008	2,934	$25.16	6.63	$13,230

Granted	66	24.92
Exercised	(21)	17.21
Cancelled	(32)	30.31

Outstanding as of March 31, 2009	2,947	$25.16	6.46	$3,206

Exercisable as of March 31, 2009	1,814	$23.72	5.21	$3,090

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
     Forrester recorded approximately $2.2 million and $1.4 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively, included in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of services and fulfillment	$1,149	$768
Selling and marketing	365	270
General and administrative	678	368

	$2,192	$1,406

On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating profit targets related to full year 2008 performance were achieved. The vesting of these options was over 24, 36 or 48 months, or the options could be forfeited, depending on the actual pro forma operating profit achieved for 2008. At the time of grant, operating performance was expected to result in the options vesting over 48 months. The actual pro forma operating profit for 2008 resulted in accelerated vesting of the options over 24 months and the expense related to these options was recognized on a graded basis. Based on historical exercise patterns for options with similar vesting and the expected vesting period at the time of grant, Forrester used an expected option term of 2 years for the year one vest, 3 years for the year two vest, 4 years for the year three vest and 5 years for the year four vest to value these options.
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
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended		3 Months Ended
	March 31, 2009		March 31, 2008
	Stock	Employee Stock	Stock	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.37%	.30%	2.80%	2.80%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	44%	44%	35%	42%
Weighted average fair value at grant date	$8.24	$7.71	$7.12	$7.46
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
The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $118,000 and $2.3 million, respectively. The unamortized fair value of stock options as of March 31, 2009 was $3.5 million, with a weighted average remaining recognition period of 1.11 years.
NOTE 9 — STOCK REPURCHASE
Through 2008, the Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of March 31, 2009, Forrester had repurchased approximately 6.4 million shares of common stock at an aggregate cost of approximately $125.8 million.
NOTE 10 — TAXES
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31, 2009.

The Company had total gross unrecognized tax benefits of approximately $1.2 million as of March 31, 2009 and December 31, 2008. Of the total gross unrecognized tax benefits, $864,000, if recognized, would reduce the effective tax rate in the period of recognition. In addition, the Company accrues interest and any associated penalties related to reserves for income taxes in provision for income taxes. The gross amount of penalties and interest accrued as of March 31, 2009 was $173,000.
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
The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the Netherlands and the United Kingdom.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10.4 million as of March 31, 2009 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign loss carry forwards. The entire valuation allowance for deferred tax assets was from acquired companies, the future benefits of which will be generally applied to reduce our income tax expense as required by SFAS No. 141-R, Business Combinations. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.
NOTE 11 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Forrester manages its business within three principal client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. The results of JupiterResearch (see Note 3) are included in the M&S Client Group since the date of acquisition. Amounts included in the “Other” segment relate to the operations of the events sales and production departments. Revenue reported in the “Other” operating segment consists primarily of sponsorships and event tickets to Forrester events.
Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, client services, non-cash stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangibles and reorganization costs. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions on the allocation of resources.
The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended March 31, 2009
Revenue	$22,830	$17,057	$15,122	$1,398	$56,407
Direct Margin	10,641	9,210	4,781	134	24,766
Corporate expenses					(20,925)
Amortization of intangible assets					(656)
Income from operations					$3,185

Three months ended March 31, 2008

	IT	TI	M&S	Other	Consolidated
Revenue	$24,616	$16,747	$12,755	$856	$54,974
Direct Margin	10,917	8,701	4,315	(158)	23,775
Corporate expenses					(17,061)
Amortization of intangible assets					(171)
Income from operations					$6,543

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
United States	$40,263	$39,566
Europe (excluding United Kingdom)	6,891	6,561
United Kingdom	3,684	3,441
Canada	3,325	3,075
Other	2,244	2,331

	$56,407	$54,974

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
United States	71%	72%
Europe (excluding United Kingdom)	12	12
United Kingdom	7	6
Canada	6	6
Other	4	4

	100%	100%

NOTE 12 — STOCK OPTION INVESTIGATION: RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three months ended March 31, 2008, Forrester recorded a net benefit of $68,000 related to the settlement of stock option-related payroll tax exposure offset by professional fees related to the stock option investigation and previously completed restatement of the Company’s historical financial statements. For the three months ended March 31, 2009, there were no expenses incurred related to the stock option investigation and restatement of the Company’s historical financial statements.
NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For Forrester, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statement as of and for the three months ended March 31, 2009.
Effective January 1, 2009, the Company adopted FSP 141-R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141-R, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting FSP 141-R-1 on the company’s consolidated financial statements will depend on the economic terms of any future business combinations.
Effective January 1, 2009, the Company adopted FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions and the impact, if any, that adoption will have on the Company’s consolidated results of operation or financial condition.
NOTE 14 — SUBSEQUENT EVENT
In April 2009, the Board of Directors authorized an additional $50 million to purchase common stock under the stock repurchase program.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to respond to business and economic conditions, particularly in light of the continuing global economic downturn, technology spending, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, any cost savings related to reductions in force and associated actions, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
We derive revenues from memberships to our research product offerings and from our advisory services and events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services are initially recorded as deferred revenue and are recognized as revenue when the customer receives the agreed upon deliverable. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event. Consequently, changes in the number and value of client contracts, both net decreases as well as net increases, impact our revenues and other results over a period of several months.
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
Reorganization costs relate to severance and related benefits costs incurred in connection with the termination of positions and to lease loss costs.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at March 31, 2009 or 2008. We calculate client retention as the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Deferred Revenue (dollars in millions)	$108.4	$117.1	(8.7)	(7)%
Agreement Value (dollars in millions)	$201.9	$195.6	6.3	3%
Client Retention	73%	76%	(3)	(4)%
Dollar Retention	83%	87%	(4)	(5)%
Enrichment	101%	106%	(5)	(5)%
Number of clients	2,585	2,490	95	4%
The decrease in deferred revenue, client retention, dollar retention and enrichment from March 31, 2008 to March 31, 2009 is reflective of the more difficult economic environment. Year-over-year comparisons for deferred revenue reflect the favorable impact of the acquisition of JupiterResearch, which was offset entirely by the adverse impact of foreign exchange. The increase in agreement value from March 31, 2008 to March 31, 2009 is primarily due to increases in the number of clients, the acquisition of JupiterResearch and an increase in the average contract size of research only contracts. The average contract size for annual memberships for research only contracts at March 31, 2009 was approximately $52,000, an increase of 3% from $50,400 at March 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets, taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
The following table sets forth selected items in our statement of income as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Research services	69%	65%
Advisory services and other	31	35

Total revenues	100	100

Cost of services and fulfillment	39	39
Selling and marketing	34	34
General and administrative	12	13
Depreciation	2	2
Amortization of intangible assets	1	—
Reorganization costs	6	—

Income from operations	6	12
Other income, net	2	4
Gains (impairments) from non-marketable investments, net	—	—

Income from operations before income tax provision	8	16
Income tax provision	3	7

Net income	5%	9%

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues (dollars in millions)	$56.4	$55.0	$1.4	3%
Revenues from research services (dollars in millions)	$39.1	$35.9	$3.2	9%
Advisory services and other revenues (dollars in millions)	$17.4	$19.0	$(1.6)	(8)%
Revenues attributable to customers outside of the United States (dollars in millions)	$16.1	$15.4	$0.7	5%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	28%	1%	4%
Number of clients (at end of period)	2,585	2,490	95	4%
Number of research employees (at end of period)	389	346	43	12%
Number of events	4	2	2	100%
The increase in total revenues and international revenues is primarily due to an increase in the number of clients, which resulted primarily from an increase in sales personnel in 2008 as compared with 2007 and the acquisition of JupiterResearch, offset by the adverse impact of foreign exchange rates.
The increase in research services revenues is primarily the result of our objective to drive a higher percentage of our total revenues from research services. In 2008, the Company modified its sales compensation plan for greater alignment with this objective. The increase in research services revenues is also due to the acquisition of JupiterResearch.

The decrease in advisory services and other revenues is reflective of a decline in the demand for our advisory and consulting services, driven by the global economic slowdown as well as our objective to drive a higher percentage of our total revenues from research services, partially offset by an increase in events revenue driven principally by an increase in the number of events held in the first quarter of 2009 as compared with the first quarter of 2008.
No single client company accounted for more than 2% of revenues during the three months ended March 31, 2009 or 2008.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED
	MARCH 31,		Absolute	Percentage
	2009	2008	Increase	Increase
Cost of services and fulfillment (dollars in millions)	$22.2	$21.1	$1.1	5%
Cost of services and fulfillment as a percentage of total revenues	39%	39%	—%	—%
Number of research and fulfillment employees (at end of period)	466	415	51	12%
The increase in cost of services and fulfillment in dollars is primarily attributable to increased compensation and benefit costs resulting from an increase in the number of research and fulfillment employees including as a result of the acquisition of JupiterResearch in July 2008, partially offset by reduced travel and entertainment expense as a result of expense management initiatives. The increase in expenses was also attributable to an increase in non-cash stock-based compensation expense associated with the acceleration of vesting of performance-based stock options granted in April 2008 and to additional trade show expenses resulting from an increase in the number of events held in the first quarter of 2009 as compared with the first quarter of 2008.
SELLING AND MARKETING.

	THREE MONTHS ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$19.1	$18.9	$0.2	1%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—%	—%
Number of selling and marketing employees (at end of period)	384	385	(1)	—%
The increase in selling and marketing expenses in dollars is primarily attributable to annual increases in compensation and benefit costs, partially offset by a reduction in travel and entertainment expenses.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED		Absolute	Percentage
	MARCH 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$7.0	$7.2	$(0.2)	(3)%
General and administrative expenses as a percentage of total revenues	12%	13%	(1)%	(8)%
Number of general and administrative employees (at end of period)	143	135	8	6%
The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to a reduction in hiring expenses during the first quarter of 2009 as compared to the first quarter of 2008, as well as to a decrease in professional services fees associated with the stock option investigation and restatement of our historical financial statements, offset by increased non-cash stock-based compensation expense associated with the acceleration of vesting of performance-based stock options granted in April 2008 and increased compensation and benefit costs resulting from an increase in the number of general and administrative employees.
DEPRECIATION.

	THREE MONTHS ENDED
	MARCH 31,		Absolute	Percentage
	2009	2008	Increase	Increase
Depreciation expense (dollars in millions)	$1.1	$1.0	$0.1	10%
Depreciation expense as a percentage of total revenues	2%	2%	—%	—%
The increase in depreciation expense is primarily attributable to purchases of leasehold improvements in 2009.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $656,000 in the three months ended March 31, 2009 from $171,000 in the three months ended March 31, 2008. The increase in amortization expense is attributable to the amortization of intangible assets from the acquisitions of JupiterResearch on July 31, 2008 and Forrester Middle East on January 22, 2009.
REORGANIZATION COSTS. Reorganization costs of $3.1 million in 2009 primarily related to severance and related benefits costs incurred in connection with the termination of approximately 50 positions, and to facility consolidation costs.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased 39% to $1.3 million in the three months ended March 31, 2009 from $2.1 million in the three months ended March 31, 2008. The net $800,000 decrease is primarily attributable to a decrease in interest income resulting from declining market interest rates offset partially by net foreign exchange gains.
GAINS (IMPAIRMENTS) FROM SECURITIES AND NON-MARKETABLE INVESTMENTS. In 2008, we sold the remaining total of approximately 20,000 shares of comScore, Inc., received net proceeds of approximately $438,000 and recognized a gain of approximately $397,000 related to the sale. Gains on distributions from non-marketable investments totaled approximately $100,000 during the three months ended March 31, 2008. There were no gains or impairments from securities and non-marketable investments during the three months ended March 31, 2009.
PROVISION FOR INCOME TAXES. During the three months ended March 31, 2009, we recorded an income tax provision of approximately $1.8 million, which reflected an effective tax rate of 41%. During the three months ended March 31, 2008, we recorded an income tax provision of approximately $4.1 million, which reflected an effective tax rate of 45%. The decrease in our effective tax rate for fiscal year 2009 compared to 2008 was primarily the result of a decrease in items relating to foreign taxes, offset by an increase in state taxes and a decrease in tax exempt interest income as a percentage of total income.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the three months ended March 31, 2009, are annually renewable and are generally payable in advance. We generated cash from operating activities of $20.7 million and $30.5 million during the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided from operations is primarily due to a decrease in accounts receivable at the end of 2008 compared to 2007, payments associated with the reorganization costs and an increase in estimated tax payments.
During the three months ended March 31, 2009, we used $32.4 million of cash in investing activities, consisting primarily of $29.5 million used in net purchases of available-for-sale securities and $2.6 million of property and equipment purchases. During the three months ended March 31, 2008, we generated $51.7 million of cash from investing activities, consisting primarily of $52.3 million from net sales of available-for-sale securities, offset by

$1.0 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
In June 2000, we committed to invest $20.0 million in two technology-related private equity investment funds over an expected period of five years. As of March 31, 2009, we had contributed approximately $19.6 million to the funds. The timing and amount of future contributions are entirely within the discretion of the investment funds. In July 2000, we adopted a cash bonus plan to pay bonuses, after the return of invested capital, measured by the proceeds of a portion of the share of net profits from these investments, if any, to certain key employees who must remain employed with us at the time any bonuses become payable under the plan, subject to the terms and conditions of the plan. The principal purpose of this cash bonus plan was to retain key employees by allowing them to participate in a portion of the potential return from Forrester’s technology-related investments if they remained employed by the Company. The plan was established at a time when technology and internet companies were growing significantly, and providing incentives to retain key employees during that time was important. To date, we have not paid any bonuses under this plan.
We used $4.5 million and $9.7 million of cash in financing activities during the three months ended March 31, 2009 and 2008, respectively. The decrease in cash used in financing activities is primarily attributable to a decrease in purchases of our stock pursuant to our stock repurchase program, offset by a decrease in proceeds from exercises of employee stock options.
Through April 2009, our Board of Directors has authorized an aggregate of $200.0 million to purchase common stock under the stock repurchase program. During the three months ended March 31, 2009 and 2008, we repurchased approximately 279,000 shares and 538,000 shares of common stock at an aggregate cost of approximately $4.9 million and $14.5 million, respectively. As of March 31, 2009, we had cumulatively repurchased approximately 6.4 million shares of common stock at an aggregate cost of approximately $125.8 million.
As of March 31, 2009, we held approximately $42.8 million of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, auction failures have continued and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $34.3 million, par value) at anytime during a two-year period from June 30, 2010 — July 2, 2012 (“UBS ARS”). We have the ability and intent to hold our UBS ARS, valued at $32.8 million at March 31, 2009, until a successful auction occurs and the UBS ARS are liquidated at par value or until we are able to sell our UBS ARS under the Right. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.
As of March 31, 2009, we had cash and cash equivalents of $111.3 million and marketable investments and long-term investments of $158.7 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, short-term investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of March 31, 2009, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2009	2010	2011	2012	2013	Thereafter
	(IN THOUSANDS)
Operating leases	$24,203	$7,335	$9,061	$5,657	$874	$420	$856

•	The above table does not include future minimum rentals to be received under subleases of $87,000. The above table also does not include the remaining $425,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
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
Principal amounts by expected maturity in U.S. dollars are as follows (in thousands):

	FAIR VALUE
	AT
	MARCH 31,	Expected Maturities
	2009	FY 2009	FY 2010	FY 2011
Cash equivalents	$25,869	$25,869	$—	$—
Weighted average interest rate	0.96%	0.96%	—	—

State and municipal agency obligations	$111,041	$74,321	$30,425	$6,295
Federal agency and corporate obligations	$85,215	$50,858	$14,944	$19,413

Total Investments	$196,256	$125,179	$45,369	$25,708
Weighted average interest rate	1.75%	1.36%	2.78%	1.88%

Total portfolio	$222,125	$151,048	$45,369	$25,708
Weighted average interest rate	1.66%	1.29%	2.78%	1.88%
Approximately $39.0 million of the federal agency and corporate obligations was reflected in cash and cash equivalents at March 31, 2009 as the original maturities at the time of purchase for these investments was 90 days or less.
At March 31, 2009, we held approximately $ 42.8 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional losses on these investments.
In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities (“UBS ARS”) originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. If UBS has insufficient funding to buy back the UBS ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the UBS ARS.
However, we believe that, based on total cash and investments position and our expected operating cash flows, we are able to hold these securities until there is a recovery in the auctions market, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirement or working capital.
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of March 31, 2009, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $57.4 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2008, the Board of Directors authorized an aggregate $150 million to purchase common stock under the stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. During each of the three months during the quarter ended March 31, 2009, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
			Stock
	Total Number	Average	Repurchase
	of	Price Paid	Program (in
Period	Shares Purchased	per Share	thousands) (1)
January 1 — January 31	—	$—	$29,150
February 1 — February 28	137,373	$17.62	$26,729
March 1 — March 31	142,000	$17.47	$24,249

	279,373	$17.54	$24,249

All purchases of our common stock were made under the stock repurchase program and in April 2009, the Board of Directors authorized an additional $50 million to purchase common stock under the stock repurchase program.

(1)	In April 2009, our Board of Directors authorized an additional $50 million to purchase common stock under our stock repurchase program.
ITEM 6. EXHIBITS

21	Subsidiaries of the Registrant

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: May 11, 2009

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 11, 2009

Exhibit Index

Exhibit No.	Document

21	Subsidiaries of the Registrant

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.