Form 10-Q
period 2009-06-30
FORRESTER RESEARCH INC
filed 2009-08-07
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Yes ☐ No ☐
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
Yes ☐ No ☑
As of August 6, 2009, 22,662,554 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$94,017	$129,478
Marketable investments	139,397	83,951
Accounts receivable, net	36,281	64,226
Deferred commissions	7,041	9,749
Deferred income tax assets, net	8,511	7,947
Prepaid expenses and other current assets	11,871	15,553

Total current assets	297,118	310,904

Long-term assets:
Long-term investments	43,900	46,500
Property and equipment, net	7,344	6,759
Goodwill, net	66,953	67,424
Deferred income tax assets, net	8,014	8,523
Non-marketable investments	5,880	7,000
Intangible assets, net	6,903	7,138
Other assets	529	703

Total long-term assets	139,523	144,047

Total assets	$436,641	$454,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,709	$3,532
Accrued expenses	22,274	27,527
Deferred revenue	98,098	113,844

Total current liabilities	123,081	144,903

Non-current liabilities	6,424	6,551

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 29,250 and 29,146 shares as of June 30, 2009 and December 31, 2008, respectively
Outstanding — 22,653 and 23,045 shares as of June 30, 2009 and December 31, 2008, respectively	292	291
Additional paid-in capital	320,539	315,149
Retained earnings	119,476	110,693
Treasury stock, at cost — 6,597 and 6,101 shares as of June 30, 2009 and December 31, 2008, respectively	(130,874)	(120,851)
Accumulated other comprehensive loss	(2,297)	(1,785)

Total stockholders’ equity	307,136	303,497

Total liabilities and stockholders’ equity	$436,641	$454,951

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
		(UNAUDITED)
Revenues:
Research services	$39,025	$37,861	$78,075	$73,810
Advisory services and other	22,553	25,613	39,910	44,638

Total revenues	61,578	63,474	117,985	118,448

Operating expenses:
Cost of services and fulfillment	21,860	22,894	44,072	44,042
Selling and marketing	19,303	20,987	38,452	39,837
General and administrative	6,397	8,190	13,369	15,416
Reorganization costs	—	—	3,141	—
Depreciation	1,144	950	2,236	1,986
Amortization of intangible assets	656	23	1,312	194

Total operating expenses	49,360	53,044	102,582	101,475

Income from operations	12,218	10,430	15,403	16,973
Other income:
Other income, net	453	1,702	1,722	3,772
(Impairments) gains from securities and non-marketable investments, net	(951)	1,613	(951)	2,112

Income from operations before income tax provision	11,720	13,745	16,174	22,857

Income tax provision	5,568	5,100	7,391	9,184

Net income	$6,152	$8,645	$8,783	$13,673

Basic net income per common share	$0.27	$0.38	$0.38	$0.59

Diluted net income per common share	$0.27	$0.37	$0.38	$0.58

Basic weighted average common shares outstanding	22,703	22,956	22,824	23,002

Diluted weighted average common shares outstanding	22,944	23,554	23,025	23,586

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
	(UNAUDITED)
Cash flows from operating activities:
Net income	$8,783	$13,673
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	2,236	1,986
Amortization of intangible assets	1,312	194
Gains on sales of available-for-sale securities	—	(2,057)
Impairments (gains) from non-marketable investments, net	951	(55)
Deferred income taxes	93	1,338
Non-cash stock-based compensation	3,493	2,705
Increase in provision for doubtful accounts	220	394
Unrealized loss on foreign currency and other, net	216	—
Tax benefit from exercises of employee stock options	—	(1,388)
Amortization of premiums on marketable investments	572	397
Changes in assets and liabilities, net of acquisition-
Accounts receivable	28,346	25,429
Deferred commissions	2,709	901
Prepaid expenses and other current assets	3,769	(909)
Accounts payable	(1,316)	(410)
Accrued expenses	(5,486)	1,793
Deferred revenue	(16,532)	(4,630)

Net cash provided by operating activities	29,366	39,361

Cash flows from investing activities:
Acquisition of Forrester Middle East FZ-LLC	(752)	—
Purchases of property and equipment	(2,790)	(1,674)
Proceeds from non-marketable investments	—	225
Decrease in other assets	361	248
Purchase of available-for-sale securities	(402,716)	(678,811)
Proceeds from sales and maturities of marketable investments	348,604	747,792

Net cash (used in) provided by investing activities	(57,293)	67,780

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	1,982	12,811
Tax benefits related to stock options	—	1,388
Acquisition of treasury stock	(10,023)	(20,031)

Net cash used in financing activities	(8,041)	(5,832)

Effect of exchange rate changes on cash and cash equivalents	507	843

Net (decrease) increase in cash and cash equivalents	(35,461)	102,152

Cash and cash equivalents, beginning of period	129,478	53,163

Cash and cash equivalents, end of period	$94,017	$155,315

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,457	$4,164

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results for the year ended December 31, 2009, or any other period.
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
The activity related to the February 9, 2009 reorganization during the six months ended June 30, 2009 is as follows (in thousands):

	Total	Cash	Accrued as of
	Charge	Payments	June 30, 2009
Workforce reduction	$2,872	$2,734	$138
Facility consolidation	269	16	253

Total	$3,141	$2,750	$391

The accrued costs related to the February 9, 2009 reorganization are expected to be paid in the following periods (in thousands):

				Accrued as of
	2009	2010	2011	June 30, 2009
Workforce reduction	$138	$—	$—	$138
Facility consolidation	79	151	23	253

Total	$217	$151	$23	$391

NOTE 3 — ACQUISITIONS
JupiterResearch
On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc. (“Holdings”), the parent company of JupiterResearch, LLC (“JupiterResearch”). JupiterResearch provided business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition supported the Company’s role-based strategy, added greater depth and breadth to the marketing and strategy syndicated product offering, increased the number of client companies and was expected to reduce operating expenses of the combined entity through economies of scale. The total consideration was $22.0 million which consisted of initial cash consideration of $23.0 million less a working capital adjustment of $1.0 million which was received in the fourth quarter of 2008. The aggregate purchase price of $22.6 million consisted of $22.0 million in cash for the acquisition of all outstanding shares of Holdings common stock, $398,000 of direct acquisition costs and $154,000 for severance related to 14 employees of JupiterResearch terminated as a result of the acquisition, of which $8,000 was paid during the year ended December 31, 2008 and the remainder was paid during the three months ended March 31, 2009. The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008 and the Company has not furnished pro forma financial information relating to the acquisition because such information is not material.
Forrester Middle East FZ-LLC
On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total consideration was approximately $1.1 million of which approximately $561,000 was paid on the acquisition date, $266,000 was paid in the three months ended June 30, 2009 and $266,000 will be due in the fourth quarter of 2009, subject to a downward adjustment based on certain contractual provisions. The preliminary purchase price allocation resulted in an allocation of approximately $1.1 million to intangible assets, principally customer relationships to be amortized over 7 years according to the expected cash flows to be received from the underlying asset, and $22,000 to the net liabilities acquired. The results of FME’s operations have been included in Forrester’s consolidated financial statements since January 22, 2009 and the Company has not furnished pro forma financial information relating to the acquisition because such information is not material.
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of June 30, 2009 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
		(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$28,517	$21,763	$6,754
Research content	3,560	3,467	93
Registered trademarks	803	787	16
Non-compete agreement	80	40	40

Total	$32,960	$26,057	$6,903

Amortization expense related to identifiable intangible assets was approximately $656,000 and $23,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $1.3 million and $194,000 during the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining six months ending December 31, 2009	$767
Year ending December 31, 2010	1,096
Year ending December 31, 2011	981
Year ending December 31, 2012	851
Year ending December 31, 2013	739
Year ending December 31, 2014	644
Thereafter	1,825

Total	$6,903

NOTE 5 — MARKETABLE INVESTMENTS
The following table summarizes the Company’s marketable investments excluding the Right from UBS discussed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2009
State and municipal obligations, short-term	$61,113	$744	$—	$61,857
Federal agency and corporate obligations, short-term (1)	94,248	288	—	94,536

Total short-term investments	$155,361	$1,032	—	$156,393
UBS ARS	33,950	—	(2,124)	31,826
Non-UBS ARS	11,000	—	(1,050)	9,950
Total short and long-term investments	$200,311	$1,032	$(3,174)	$198,169

December 31, 2008
State and municipal obligations, short-term	$70,455	$701	$—	$71,156
Federal agency and corporate obligations, short-term (2)	83,550	64	(86)	83,528

Total short-term investments	$154,005	$765	$(86)	$154,684
UBS ARS	35,500	—	(6,887)	28,613
Non-UBS ARS	11,000	—	—	11,000

Total short and long-term investments	$200,505	$765	$(6,973)	$194,297

(1)	Approximately $17.0 million included in cash and cash equivalents at June 30, 2009.

(2)	Approximately $70.7 million included in cash and cash equivalents at December 31, 2008.
The following table summarizes the maturity periods of the short- and long-term investments in the Company’s portfolio as of June 30, 2009, excluding the Right (as defined below) from UBS. In February 2008, certain auction rate securities (“ARS”) that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, these securities have been classified as long-term investments. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041 with $1.2 million maturing in one to five years, $600,000 maturing in five to ten years and $43.2 million maturing after ten years.

	FY 2009	FY 2010	FY 2011	FY 2012	Total
		(in thousands)
Non-ARS state and municipal obligations	$23,038	$31,457	$7,362	$—	$61,857
UBS ARS	31,826	—	—	—	31,826
Non-UBS ARS	9,950	—	—	—	9,950
Federal agency and corporate obligations	34,873	19,274	20,890	2,503	77,540

Total short and long-term	$99,687	$50,731	$28,252	$2,503	$181,173

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$24,605	$—	$—	$24,605
Federal agency and corporate obligations (2)	—	94,535	—	94,535
State and municipal obligations	—	61,858	41,776	103,634
UBS Put Right	—	—	2,124	2,124

Total	$24,605	$156,393	$43,900	$224,898

(1)	Included in cash and cash equivalents at June 30, 2009.

(2)	Approximately $17.0 million included in cash and cash equivalents at June 30, 2009.
Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are principally student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment advisors. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $34.0 million par value at June 30, 2009) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. The Company has valued the UBS ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the UBS ARS and the put option include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the UBS ARS, loan rates per the UBS ARS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS.
The Company’s other investment advisor provided a valuation at par based on the limited market activity, which Forrester considered to be a Level 3 input in addition to the underlying credit rating of the Company’s other ARS, which was generally related to municipalities. In addition to the valuation at par Forrester completed a valuation of the securities using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Forrester relied most heavily on this approach, which resulted in an unrealized loss recorded in other comprehensive income of approximately $1.1 million principally due to the steady decline in market activity. Forrester believes that the loss is temporary due to the underlying credit rating of the ARS and the Company has the intent and ability to hold the ARS until a full recovery has occurred.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009 (in thousands):

	UBS Put
	Option	ARS

Balance at December 31, 2008	$6,887	39,613
Sales/Maturities	—	(1,550)
Total gains or (losses):
Included in other comprehensive income	—	(1,050)
Included in earnings	(4,763)	4,763

Balance at June 30, 2009	$2,124	$41,776

NOTE 6— NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three and six months ended June 30, 2008 Forrester contributed $25,000. During the three and six months ended June 30, 2009 no additional contributions were made. Total cumulative contributions are approximately $19.6 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and six months ended June 30, 2008, gross distributions of approximately $50,000 and $250,000, respectively, were recorded and resulted in gains of $32,000 and $134,000, respectively, in the consolidated statements of income. There were no distributions during the three and six months ended June 30, 2009. During each of the three and six months ended June 30, 2008 and 2009, Forrester recorded impairments of approximately $75,000 and $947,000, respectively, which were included in the consolidated statements of income. During each of the three and six months ended in both June 30, 2008 and 2009, fund management charges of approximately $84,000 and $168,000, respectively, were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of June 30, 2009, Forrester had contributed $2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During each of the three months ended June 30, 2008 and 2009, Forrester recorded impairments of approximately $4,000, which were included in the consolidated statements of income. During the three months ended March 31, 2009 and 2008, there were no impairments recorded.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
		(IN THOUSANDS)
Basic weighted average common shares outstanding	22,703	22,956	22,824	23,002
Weighted average common equivalent shares	241	598	201	584

Diluted weighted average common shares outstanding	22,944	23,554	23,025	23,586

Options excluded from the diluted weighted average share calculation as the effect would have been anti-dilutive	1,873	1,582	2,155	1,420
NOTE 8 — STOCKHOLDERS’ EQUITY
Comprehensive Income
The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Unrealized (loss) gain on marketable investments, net of taxes	$(10)	$365
Cumulative translation adjustment	(2,287)	(2,150)

Total accumulated other comprehensive loss	$(2,297)	$(1,785)

The components of total comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Net income	$6,152	$8,645	$8,783	$13,673
Unrealized gain (loss) on marketable investments, net of taxes	155	(1,484)	(378)	(3,150)
Cumulative translation adjustment	1,594	(202)	(134)	703

Total comprehensive income	$7,901	$6,959	$8,271	$11,226

Stock Plans
The following table summarizes stock option activity under all stock plans for the six months ended June 30, 2009 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2008	2,934	$25.16	6.63	$13,230

Granted	139	23.94
Exercised	(61)	17.54
Cancelled	(67)	27.33

Outstanding as of June 30, 2009	2,945	$25.21	6.33	$7,073

Exercisable as of June 30, 2009	2,090	$24.38	5.49	$6,732

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
Forrester recorded approximately $1.3 million of stock-based compensation in the accompanying consolidated statements of income for each of the three months ended June 30, 2009 and 2008, respectively, and $3.5 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of services and fulfillment	$640	$648	$1,748	$1,416
Selling and marketing	183	206	610	476
General and administrative	477	444	1,135	813

	$1,300	$1,298	$3,493	$2,705

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
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended		3 Months Ended
	June 30, 2009		June 30, 2008
		Employee		Employee
	Stock	Stock	Stock	Stock
	Option	Purchase	Option	Purchase
	Plans	Plan	Plans	Plan
Average risk-free interest rate	1.59%	0.30%	2.50%	2.80%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	44%	44%	35%	35%
Weighted average fair value at grant date	$7.68	$6.73	$7.91	$6.95

	6 Months Ended		6 Months Ended
	June 30, 2009		June 30, 2008
		Employee		Employee
	Stock	Stock	Stock	Stock
	Option	Purchase	Option	Purchase
	Plans	Plan	Plans	Plan
Average risk-free interest rate	1.48%	0.30%	2.60%	2.80%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	44%	44%	35%	35%
Weighted average fair value at grant date	$7.95	$6.73	$7.86	$6.95
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
Based on Forrester’s historical experience as well as management’s expectations for the next year, a forfeiture rate of 10% was used to determine current period expense. Forrester evaluated various employee groups and determined that the forfeiture experience and expectations were not materially different amongst employee groups and therefore concluded that one forfeiture rate was appropriate. Forrester will record additional expense if the actual forfeiture rate is lower than estimated and will record recovery of prior expense if the actual forfeiture rate is higher than estimated.
The total intrinsic value of stock options exercised during the three and six months ended June 30, 2009 was $256,000 and $373,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $4.4 million and $6.7 million, respectively. The unamortized fair value of stock options as of June 30, 2009 was $3.0 million, with a weighted average remaining recognition period of 1.22 years.
NOTE 9 — STOCK REPURCHASE
Through April 2009, the Board of Directors authorized an aggregate $200 million to purchase common stock under the stock repurchase program, including an additional $50 million authorized in April 2009. The shares repurchased may be used, among other things, in connection with Forrester’s employee stock option and purchase plans. As of June 30, 2009, Forrester had repurchased approximately 6.6 million shares of common stock at an aggregate cost of approximately $130.9 million.
NOTE 10 — TAXES
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year ending December 31, 2009. Certain items such as adjustments to the Company’s tax expense related to the prior fiscal year, changes in tax rates, and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise.
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

The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended June 30, 2009
Revenue	$23,882	$16,618	$15,872	$5,206	$61,578
Direct Margin	11,347	8,769	6,184	2,420	28,720
Corporate expenses					15,846
Amortization of intangible assets					656
Income from operations					$12,218

Three months ended June 30, 2008
Revenue	$24,847	$17,459	$13,905	$7,263	$63,474
Direct Margin	10,407	8,920	4,979	4,026	28,332
Corporate expenses					17,879
Amortization of intangible assets					23
Income from operations					$10,430

	IT	TI	M&S	Other	Consolidated
Six months ended June 30, 2009
Revenue	$46,712	$33,675	$30,994	$6,604	$117,985
Direct Margin	21,988	17,979	10,965	2,554	53,486
Corporate expenses					36,771
Amortization of intangible assets					1,312
Income from operations					$15,403

Six months ended June 30, 2008
Revenue	$49,463	$34,206	$26,660	$8,119	$118,448
Direct Margin	21,324	17,621	9,294	3,868	52,107
Corporate expenses					34,940
Amortization of intangible assets					194
Income from operations					$16,973

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
		(IN THOUSANDS)
United States	$43,386	$45,151	$83,649	$84,717
Europe (excluding United Kingdom)	8,746	9,610	15,637	16,171
United Kingdom	3,572	3,260	7,256	6,701
Canada	3,697	3,318	7,022	6,393
Other	2,177	2,135	4,421	4,466

	$61,578	$63,474	$117,985	$118,448

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
United States	70%	71%	71%	72%
Europe (excluding United Kingdom)	14	15	13	14
United Kingdom	6	5	6	6
Canada	6	5	6	5
Other	4	4	4	3

	100%	100%	100%	100%

NOTE 12 — STOCK OPTION INVESTIGATION: RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three and six months ended June 30, 2008, the Company incurred expenses of $666,000 and $598,000 related to the stock option investigation and restatement of the Company’s historical financial statements, respectively. During the three and six months ended June 30, 2009, there were no expenses incurred related to the stock option investigation and restatement of the Company’s historical financial statements.
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
Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. For Forrester, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted FSP 141-R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies . This FSP amends and clarifies SFAS No. 141-R, Business Combinations , to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting FSP 141-R-1 on the Company’s consolidated financial statements will depend on the economic terms of any future business combinations.
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
Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107” and “APB 28-1”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions and the impact, if any, that adoption will have on the Company’s consolidated results of operation or financial condition.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”)

will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to respond to business and economic conditions, particularly in light of the continuing global economic downturn, technology spending, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, any cost savings related to reductions in force and associated actions, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, general and administrative expenses, depreciation, and amortization of intangible assets. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, and it includes the costs of salaries, bonuses, and related benefits for research personnel, non-cash stock-based compensation expense and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, employee benefits, travel expenses, non-cash stock-based compensation expense, promotional costs, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits and non-cash stock-based compensation expense. Overhead costs are allocated over these categories according to the number of employees in each group. Amortization of intangible assets represents the cost of amortizing acquired intangible assets such as customer relationships.
Reorganization costs relate to severance and related benefits costs incurred in connection with the termination of positions and to lease loss costs.
The Company’s results of operations for the three and six months ended June 30, 2009 include the operations of JupiterResearch, acquired July 31, 2008.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at June 30, 2009 or 2008. We calculate client retention as the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	June 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Deferred Revenue (dollars in millions)	$98.1	$108.1	(10.0)	(9)%
Agreement Value (dollars in millions)	$185.5	$200.1	(14.6)	(7)%
Client Retention	71%	75%	(4)	(5)%
Dollar Retention	81%	86%	(5)	(6)%
Enrichment	99%	105%	(6)	(6)%
Number of clients	2,493	2,544	(51)	(2)%
The decrease in deferred revenue, agreement value, client retention, dollar retention, enrichment and the number of clients is reflective of the more difficult economic environment. Decreases of the above metrics as compared with the comparable three-month and year-to-date periods in 2008 are expected to continue for the remainder of 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-cash stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets, taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS
The following table sets forth selected items in our statement of income as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Research services	63%	60%	66%	62%
Advisory services and other	37	40	34	38

Total revenues	100	100	100	100

Cost of services and fulfillment	35	36	37	37
Selling and marketing	31	33	33	34
General and administrative	10	13	11	13
Reorganization costs	—	—	3	—
Depreciation	2	2	2	2
Amortization of intangible assets	1	—	1	—

Income from operations	21	16	13	14
Other income, net	—	3	1	3
(Impairments) gains from securities and non-marketable investments, net	(2)	3	(1)	2

Income from operations before income tax provision	19	22	13	19
Income tax provision	9	8	6	8

Net income	10%	14%	7%	11%

THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues (in millions)	$61.6	$63.5	$(1.9)	(3)%
Revenues from research services (in millions)	$39.0	$37.9	$1.1	3%
Advisory services and other revenues (in millions)	$22.6	$25.6	$(3.0)	(12)%
Revenues attributable to customers outside of the United States (in millions)	$18.2	$18.3	$(0.1)	(1)%
Revenues attributable to customers outside of the United States as a percentage of total revenues	30%	29%	1	3%
Number of clients (at end of period)	2,493	2,544	(51)	(2)%
Number of research employees (at end of period)	381	353	28	8%
Number of events	5	5	—	—
The decrease in total revenues is principally the result of lower demand for our advisory and other services as explained further below, and the adverse impact of foreign exchange. The effects of foreign currency translation resulted in an approximately 4% decrease in total revenues in the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. The increase in international revenues as a percentage of total revenues is primarily attributable to revenues declining at a slower rate internationally than in the United States.
The increase in research services revenues is primarily the result of our objective to drive a higher percentage of our total revenues from research services. In 2008, the Company modified its sales compensation plan for greater alignment with this objective. The increase in research services revenues is also due to the acquisition of JupiterResearch and is offset by the adverse impact of foreign exchange.

The decrease in advisory services and other revenues is reflective of a softer events performance, a decline in the demand for our advisory and consulting services, both driven by the global economic slowdown, our objective to drive a higher percentage of our total revenues from research services, and the adverse impact of foreign exchange.
No single client company accounted for more than 2% of revenues during the three months ended June 30, 2009 or 2008.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Cost of services and fulfillment (in millions)	$21.9	$22.9	$(1.0)	(4)%
Cost of services and fulfillment as a percentage of total revenues	35%	36%	(1)	(3)%
Number of research and fulfillment employees (at end of period)	459	431	28	6%
The decrease in cost of services and fulfillment in dollars and as a percentage of total revenues is primarily due to reduced discretionary travel and events related expenses.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Selling and marketing expenses (in millions)	$19.3	$21.0	$(1.7)	(8)%
Selling and marketing expenses as a percentage of total revenues	31%	33%	(2)	(6)%
Number of selling and marketing employees (at end of period)	374	394	(20)	(5)%
The decrease in selling and marketing expenses in dollars and as a percentage of total revenues is primarily due to a decrease in sales commissions associated with lower sales volume in the three months ended June 30, 2009 due to the difficult economic environment.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
General and administrative expenses (in millions)	$6.4	$8.2	$(1.8)	(22)%
General and administrative expenses as a percentage of total revenues	10%	13%	(3)	(23)%
Number of general and administrative employees (at end of period)	141	142	(1)	(1)%
The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily due to a decrease in professional services fees associated with the stock option investigation and restatement of our historical financial statements and other non-recurring expenses incurred in the three months ended June 30, 2008.
DEPRECIATION.

	THREE MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Increase	Increase
Depreciation expense (in millions)	$1.1	$1.0	$0.1	10%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense is primarily attributable to purchases of leasehold improvements in the first quarter of 2009.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $656,000 in the three months ended June 30, 2009 from $23,000 in the three months ended June 30, 2008. The increase in amortization expense is attributable to the amortization of intangible assets from the acquisitions of JupiterResearch on July 31, 2008 and Forrester Middle East on January 22, 2009.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased to $453,000 in the three months ended June 30, 2009 from $1.7 million in the three months ended June 30, 2008. The decrease is primarily due to net foreign exchange losses and lower returns on invested capital.
(IMPAIRMENTS) GAINS FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Net impairments from non-marketable investments totaled $951,000 and $47,000 for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2008 we sold the remaining 86,000 shares of comScore, receiving proceeds of approximately $1.9 million and recording a gain of approximately $1.7 million related to the sale.
PROVISION FOR INCOME TAXES. During the three months ended June 30, 2009, we recorded an income tax provision of approximately $5.6 million, which reflected an effective tax rate of 48%. During the three months ended June 30, 2008, we recorded an income tax provision of approximately $5.1 million, which reflected an effective tax rate of 37%. The increase in our effective tax rate for fiscal year 2009 resulted primarily from an increase in valuation allowance related to capital loss, an increase in state and foreign taxes, a decrease in deductions related to disqualifying dispositions of incentive stock options and an increase in non deductible expenses as a percentage of profit before tax.
SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
REVENUES.

	SIX MONTHS
	ENDED		Absolute	Percentage
	JUNE 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues (in millions)	$118.0	$118.4	$(0.4)	—
Revenues from research services (in millions)	$78.1	$73.8	$4.3	6%
Advisory services and other revenues (in millions)	$39.9	$44.6	$(4.7)	(11)%
Revenues attributable to customers outside of the United States (in millions)	$34.3	$33.7	$0.6	2%
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	28%	1	4%
Number of clients (at end of period)	2,493	2,544	(51)	(2)%
Number of research employees (at end of period)	381	353	28	8%
Number of events	9	7	2	29%
The decrease in total revenues is principally the result of lower demand for our advisory and other services as explained further below, and the adverse impact of foreign exchange. The effects of foreign currency translation resulted in an approximately 4% decrease in total revenues in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.The increase in international revenues is primarily attributable to revenues declining at a slower rate internationally than in the United States.
The increase in research services revenues is primarily the result of our objective to drive a higher percentage of our total revenues from research services. In 2008, the Company modified its sales compensation plan for greater alignment with this objective. The increase in research services revenues is also due to the acquisition of JupiterResearch and is offset by the adverse impact of foreign exchange.

The decrease in advisory services and other revenues is reflective of a decline in the demand for our advisory and consulting services, driven by the global economic slowdown, our objective to drive a higher percentage of our total revenues from research services, the adverse impact of foreign exchange and a softer overall events performance which was partially offset by an increase in events revenue in the first quarter of 2009 driven by an increase in the number of events held in the first quarter of 2009 as compared with the first quarter of 2008.
No single client company accounted for more than 2% of revenues during the six months ended June 30, 2009 or 2008.
COST OF SERVICES AND FULFILLMENT.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Increase	Increase
Cost of services and fulfillment (in millions)	$44.1	$44.0	$0.1	—
Cost of services and fulfillment as a percentage of total revenues	37%	37%	—	—
Number of research and fulfillment employees (at end of period)	459	431	28	6%
The increase in cost of services and fulfillment in dollars is primarily attributable to an increase in non-cash stock-based compensation expense associated with the acceleration of vesting of performance-based stock options granted in April 2008 and increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, principally as a result of the acquisition of JupiterResearch in July 2008, significantly offset by reduced travel and entertainment expense as a result of expense management initiatives.
SELLING AND MARKETING.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Selling and marketing expenses (in millions)	$38.5	$39.8	$(1.3)	(3)%
Selling and marketing expenses as a percentage of total revenues	33%	34%	(1)	(3)
Number of selling and marketing employees (at end of period)	374	394	(20)	(5)%
The decrease in selling and marketing expenses in dollars and as a percentage of total revenues is primarily due to a decrease in sales commissions associated with lower sales volume in the three months ended June 30, 2009 due to the difficult economic environment.
GENERAL AND ADMINISTRATIVE.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
General and administrative expenses (in millions)	$13.4	$15.4	$(2.0)	(13)%
General and administrative expenses as a percentage of total revenues	11%	13%	(2)	(15)%
Number of general and administrative employees (at end of period)	141	142	(1)	(1)%
The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to a reduction in recruiting expenses as well as to a decrease in professional services fees associated with the stock option investigation and restatement of our historical financial statements.

REORGANIZATION COSTS. Reorganization costs of $3.1 million in 2009 primarily related to severance and related benefits costs incurred in connection with the termination of approximately 50 positions, and to facility consolidation costs.
DEPRECIATION.

	SIX MONTHS ENDED
	JUNE 30,		Absolute	Percentage
	2009	2008	Increase	Increase
Depreciation expense (in millions)	$2.2	$2.0	$0.2	10%
Depreciation expense as a percentage of total revenues	2%	2%	—	—
The increase in depreciation expense is primarily attributable to purchases of leasehold improvements in the first quarter of 2009.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $1.3 million in the six months ended June 30, 2009 from $194,000 in the six months ended June 30, 2008. The increase in amortization expense is attributable to the amortization of intangible assets from the acquisitions of JupiterResearch on July 31, 2008 and Forrester Middle East on January 22, 2009.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased to approximately $1.7 million in the six months ended June 30, 2009 from approximately $3.8 million in the six months ended June 30, 2008. The decrease is primarily due to lower returns on invested capital.
(IMPAIRMENTS) GAINS FROM SECURITIES AND NON-MARKETABLE INVESTMENTS, NET. Impairments from non-marketable investments totaled approximately $951,000 for the six months ended June 30, 2009. Net gains from non-marketable investments totaled approximately $53,000 for the six months ended June 30, 2008. During the six months ended June 30, 2008 we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.
PROVISION FOR INCOME TAXES. During the six months ended June 30, 2009, we recorded an income tax provision of approximately $7.4 million, which reflected an effective tax rate of 46%. During the six months ended June 30, 2008, we recorded an income tax provision of approximately $9.2 million, which reflected an effective tax rate of 40%. The increase in our effective tax rate for fiscal year 2009 resulted primarily from an increase in valuation allowance related to capital loss, decrease in deductions related to disqualifying dispositions of incentive stock options and an increase in non deductible expenses as a percentage of profit before tax.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2009, are annually renewable and are generally payable in advance. We generated cash from operating activities of $29.4 million and $39.4 million during the six months ended June 30, 2009 and 2008, respectively. The decrease in cash provided from operations is primarily attributable to decreased deferred revenue and decreased net income.
During the six months ended June 30, 2009, we used $57.3 million of cash in investing activities, consisting primarily of $54.1 million used in net purchases of available-for-sale securities and $2.8 million of property and equipment purchases. During the six months ended June 30, 2008, we generated $67.8 million of cash from investing activities, consisting primarily of $69.0 million from net sales of available-for-sale securities, offset by $1.7 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $8.0 million and $5.8 million of cash in financing activities during the six months ended June 30, 2009 and 2008, respectively. The increase in cash used in financing activities is primarily attributable to a decrease in proceeds from exercises of employee stock options offset by a decrease in purchases of our stock pursuant to our stock repurchase program.
Through April 2009, our Board of Directors has authorized an aggregate of $200.0 million to purchase common stock under the stock repurchase program. During the six months ended June 30, 2009 and 2008, we repurchased approximately 497,000 shares and 722,000 shares of common stock at an aggregate cost of approximately $10.0 million and $20.0 million, respectively. As of June 30, 2009, we had cumulatively repurchased approximately 6.6 million shares of common stock at an aggregate cost of approximately $130.9 million.
As of June 30, 2009, we held approximately $43.9 million of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, auction failures have continued and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $34.0 million, par value) at anytime during a two-year period from June 30, 2010 — July 2, 2012 (“UBS ARS”). We have the ability and intent to hold our UBS ARS, valued at $31.8 million at June 30, 2009, until a successful auction occurs and the UBS ARS are liquidated at par value or until we are able to sell our UBS ARS under the Right. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.
As of June 30, 2009, we had cash and cash equivalents of $94.0 million and marketable investments and long-term investments of $183.3 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, short-term investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of June 30, 2009, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2009	2010	2011	2012	2013	2014	Thereafter
			(IN THOUSANDS)
Operating leases	$22,702	$5,075	$9,441	$5,844	$988	$441	$336	$577

*	The above table does not include future minimum rentals to be received under subleases of $95,000. The above table also does not include the remaining $425,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds.
We do not maintain any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

	FAIR VALUE
	AT
	JUNE 30,
	2009	FY 2009	FY 2010	FY 2011	FY 2012
Cash equivalents	24,605	24,605	$—	$—	$—
Weighted average interest rate	0.58%	0.58%	—	—	—

State and municipal agency obligations	103,634	64,815	31,457	7,362	—
Federal agency and corporate obligations	94,535	51,867	19,274	20,890	2,503

Total Investments	198,169	116,682	50,731	28,252	2,503
Weighted average interest rate	1.63%	1.09%	2.74%	1.84%	2.36%

Total portfolio	222,774	141,287	50,731	28,252	2,503
Weighted average interest rate	1.51%	1.00%	2.74%	1.84%	2.36%
Approximately $17.0 million of the federal agency and corporate obligations was reflected in cash and cash equivalents at June 30, 2009 as the original maturities at the time of purchase for these investments was 90 days or less.
At June 30, 2009, we held approximately $42.0 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional losses on these investments.
In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. If UBS has insufficient funding to buy back the UBS ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the UBS ARS.
However, we believe that, based on our total cash and investments position and our expected operating cash flows, we are able to hold these securities until there is a recovery in the auctions market, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirement or working capital.
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, the Pound, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of June 30, 2009, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $62.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2009, our Board of Directors has authorized an aggregate $200 million to purchase common stock under our stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee stock option and purchase plans. During each of the three months during the quarter ended June 30, 2009, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
			Stock
	Total Number	Average	Repurchase
	of	Price Paid	Program (in
Period	Shares Purchased	Per Share	thousands)
April 1 — April 30	—	$—	$74,249
May 1 — May 31	131,717	$23.24	$71,188
June 1 — June 30	85,706	$24.04	$69,128

	217,423	$23.55	$69,128

All purchases of our common stock were made under the stock repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 12, 2009. At this meeting, Robert Galford and Gretchen Teichgraeber were reelected as Class III Directors. Below are the votes by which each Director was elected:

	Total Vote	Total Vote Withheld
	For Directors	From Directors
Robert Galford	21,901,982	300,078
Gretchen Teichgraeber	22,143,528	58,532

In addition, the stockholders voted to approve the Forrester Research, Inc. Amended and Restated Employee Stock Purchase Plan and ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm. Below are the votes by which each of these items was approved.

				Total
	Total Votes	Total Votes	Total Votes	Broker
	For	Against	Abstained	Non-Votes
Amended and Restated Employee Stock Purchase Plan	21,501,579	86,366	1,301	612,814

Ratification of BDO Seidman, LLP	22,018,954	171,239	11,867	—

ITEM 6.	EXHIBITS

10.1	Form of Restricted Stock Unit Award Agreement.

10.2	Forrester Research, Inc. Amended and Restated Employee Stock Purchase Plan (included in the Company’s proxy statement filed on April 3, 2009 for the annual meeting of stockholders held on May 12, 2009 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ George F. Colony
George F. Colony Chairman of the Board of
Directors and Chief Executive Officer (principal executive officer)

Date: August 7, 2009

By:	/s/ Michael A. Doyle
Michael A. Doyle Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: August 7, 2009

Exhibit Index

Exhibit No.	Document

10.1	Form of Restricted Stock Unit Award Agreement.

10.2	Forrester Research, Inc. Amended and Restated Employee Stock Purchase Plan (included in the Company’s proxy statement filed on April 3, 2009 for the annual meeting of stockholders held on May 12, 2009 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.