Form 10-Q
period 2009-09-30
FORRESTER RESEARCH INC
filed 2009-11-06
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of November 4, 2009, 22,461,558 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$108,177	$129,478
Short-term investments	162,055	83,951
Accounts receivable, net	36,404	64,226
Deferred commissions	6,365	9,749
Deferred income tax assets, net	9,037	7,947
Prepaid expenses and other current assets	10,112	15,553

Total current assets	332,150	310,904

Long-term assets:
Long-term investments	9,950	46,500
Property and equipment, net	6,957	6,759
Goodwill, net	66,999	67,424
Deferred income tax assets, net	7,460	8,523
Non-marketable investments	5,064	7,000
Intangible assets, net	6,464	7,138
Other assets	548	703

Total long-term assets	103,442	144,047

Total assets	$435,592	$454,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,952	$3,532
Accrued expenses	23,892	27,527
Deferred revenue	93,541	113,844

Total current liabilities	119,385	144,903

Non-current liabilities	6,552	6,551

Stockholders’ equity:
Preferred stock, $.01 par value	—	—
Authorized — 500 shares
Issued and outstanding-none
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 29,289 and 29,146 shares as of September 30, 2009 and December 31, 2008, respectively
Outstanding — 22,466 and 23,045 shares as of September 30, 2009 and December 31, 2008, respectively	293	291
Additional paid-in capital	322,707	315,149
Retained earnings	123,776	110,693
Treasury stock, at cost — 6,823 and 6,101 shares as of September 30, 2009 and December 31, 2008, respectively	(136,084)	(120,851)
Accumulated other comprehensive loss	(1,037)	(1,785)

Total stockholders’ equity	309,655	303,497

Total liabilities and stockholders’ equity	$435,592	$454,951

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
	(UNAUDITED)
Revenues:
Research services	$38,893	$40,326	$116,968	$114,136
Advisory services and other	14,988	19,180	54,898	63,818

Total revenues	53,881	59,506	171,866	177,954

Operating expenses:
Cost of services and fulfillment	19,234	21,806	63,306	65,848
Selling and marketing	18,084	20,282	56,536	60,119
General and administrative	7,099	7,529	20,468	22,945
Reorganization costs	—	—	3,141	—
Depreciation	1,075	1,012	3,311	2,998
Amortization of intangible assets	439	282	1,751	476

Total operating expenses	45,931	50,911	148,513	152,386

Income from operations	7,950	8,595	23,353	25,568
Other income:
Other income, net	460	1,447	2,182	5,221
(Impairments) gains from marketable and non-marketable investments, net	(732)	26	(1,683)	2,136

Net income before income tax provision	7,678	10,068	23,852	32,925

Income tax provision	3,378	3,680	10,769	12,864

Net income	$4,300	$6,388	$13,083	$20,061

Basic net income per common share	$0.19	$0.28	$0.58	$0.87

Diluted net income per common share	$0.19	$0.27	$0.57	$0.85

Basic weighted average common shares outstanding	22,561	23,163	22,736	23,056

Diluted weighted average common shares outstanding	22,809	23,793	22,953	23,655

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
	(UNAUDITED)
Cash flows from operating activities:
Net income	$13,083	$20,061
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,311	2,998
Amortization of intangible assets	1,751	476
Gains on sales of marketable investments	—	(2,057)
Impairments (gains) from non-marketable investments, net	1,683	(79)
Deferred income taxes	225	2,961
Non-cash stock-based compensation	4,921	3,973
Increase in provision for doubtful accounts	320	494
Unrealized loss on foreign currency and other, net	125	—
Tax benefit from exercises of employee stock options	—	(2,244)
Amortization of premiums on marketable investments	838	626
Changes in assets and liabilities, net of acquisition-
Accounts receivable	28,401	34,518
Deferred commissions	3,385	2,134
Prepaid expenses and other current assets	5,611	2,290
Accounts payable	(2,050)	(1,056)
Accrued expenses	(3,797)	(4,721)
Deferred revenue	(21,338)	(16,951)

Net cash provided by operating activities	36,469	43,423

Cash flows from investing activities:
Acquisition of JupiterResearch	—	(23,398)
Acquisition of Forrester Middle East FZ-LLC	(752)	—
Purchases of property and equipment	(3,464)	(2,730)
Proceeds from non-marketable investments	—	250
Decrease in other assets	438	344
Purchases of marketable investments	(530,345)	(966,671)
Proceeds from sales and maturities of marketable investments	487,339	1,028,902

Net cash (used in) provided by investing activities	(46,784)	36,697

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans and employee stock purchase plan	2,721	17,246
Tax benefits related to stock options	—	2,244
Acquisition of treasury stock	(15,233)	(26,086)

Net cash used in financing activities	(12,512)	(6,596)

Effect of exchange rate changes on cash and cash equivalents	1,526	(1,818)

Net (decrease) increase in cash and cash equivalents	(21,301)	71,706

Cash and cash equivalents, beginning of period	129,478	53,163

Cash and cash equivalents, end of period	$108,177	$124,869

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,306	$7,819

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results for the year ending December 31, 2009, or any other period.
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
The activity related to the February 9, 2009 reorganization during the nine months ended September 30, 2009 is as follows (in thousands):

			Accrued as of
	Total	Cash	September 30,
	Charge	Payments	2009
Workforce reduction	$2,872	$2,767	$105
Facility consolidation	269	43	226

Total	$3,141	$2,810	$331

The accrued costs related to the February 9, 2009 reorganization are expected to be paid in the following periods (in thousands):

				Accrued as of
	2009	2010	2011	September 30, 2009
Workforce reduction	$105	$—	$—	$105
Facility consolidation	46	156	24	226

Total	$151	$156	$24	$331

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
NOTE 4 — INTANGIBLE ASSETS
A summary of Forrester’s amortizable intangible assets as of September 30, 2009 is as follows:

	GROSS CARRYING	ACCUMULATED	NET
	AMOUNT	AMORTIZATION	CARRYING AMOUNT
	(IN THOUSANDS)
Amortizable intangible assets:
Customer relationships	$28,517	$22,073	$6,444
Research content	3,560	3,560	—
Registered trademarks	803	803	—
Non-compete agreement	80	60	20

Total	$32,960	$26,496	$6,464

Amortization expense related to identifiable intangible assets was approximately $439,000 and $282,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $1.8 million and $476,000 during the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense related to identifiable intangible assets that will continue to be amortized is as follows:

AMOUNTS
(IN THOUSANDS)
Remaining three months ending December 31, 2009	$328
Year ending December 31, 2010	1,096
Year ending December 31, 2011	981
Year ending December 31, 2012	851
Year ending December 31, 2013	739
Year ending December 31, 2014	644
Thereafter	1,825

Total	$6,464

NOTE 5 – MARKETABLE INVESTMENTS

The following table summarizes the Company’s marketable investments excluding the Right from UBS discussed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2009
State and municipal obligations, short-term	$47,479	$616	$—	$48,095
UBS ARS	32,025	—	(1,812)	30,213
Federal agency and corporate obligations, short-term (1)	98,931	499	—	99,430

Total short-term investments	$178,435	$1,115	$(1,812)	$177,738
Non-UBS ARS	11,000	—	(1,050)	9,950

Total short and long-term investments	$189,435	$1,115	($2,862)	$187,688

December 31, 2008
State and municipal obligations, short-term	$70,455	$701	$—	$71,156

Federal agency and corporate obligations, short-term (2)	83,550	64	(86)	83,528

Total short-term investments	$154,005	$765	$(86)	$154,684
UBS ARS	35,500	—	(6,887)	28,613
Non-UBS ARS	11,000	—	—	11,000

Total short and long-term investments	$200,505	$765	($6,973)	$194,297

(1)	Approximately $17.5 million included in cash and cash equivalents at September 30, 2009.

(2)	Approximately $70.7 million included in cash and cash equivalents at December 31, 2008.
The following table summarizes the maturity periods of the short- and long-term investments in the Company’s portfolio as of September 30, 2009, excluding the Right (as defined below) from UBS.

	FY 2009	FY 2010	FY 2011	FY 2012	Total
	(in thousands)
Non-ARS state and municipal obligations	$8,859	$30,577	$8,659	$—	$48,095
UBS ARS	30,213	—	—	—	30,213
Non-UBS ARS	9,950	—	—	—	9,950
Federal agency and corporate obligations	40,376	24,328	25,116	9,610	99,430

Total short and long-term	$89,398	$54,905	$33,775	$9,610	$187,688

In February 2008, certain auction rate securities (“ARS”) that Forrester holds experienced failed auctions that limited the liquidity of these securities. Based on current market conditions, it is likely that auction failures will continue. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2009 and 2041 with $150,000 maturing in one to five years, $600,000 maturing in five to ten years and $42.3 million maturing after ten years.
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

Fair Value
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable as follows:
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds (1)	$29,346	$—	$—	$29,346
Federal agency and corporate obligations (2)	—	99,430	—	99,430
State and municipal obligations	—	48,095	40,163	88,258
UBS Put Right	—	—	1,812	1,812

Total	$29,346	$147,525	$41,975	$218,846

(1)	Included in cash and cash equivalents at September 30, 2009.

(2)	Approximately $17.5 million included in cash and cash equivalents at September 30, 2009.
Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are principally student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment advisors. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $32.0 million par value at September 30, 2009) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. The Company has valued the UBS ARS and Right using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the UBS ARS and the put option include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the UBS ARS, loan rates per the UBS ARS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS. The Company intends to exercise the Right from UBS on June 30, 2010 and as a result has classified these ARS as short-term investments as of September 30, 2009.
The Company’s other investment advisor provided a valuation at par based on the limited market activity, which Forrester considered to be a Level 3 input in addition to the underlying credit rating of the Company’s other ARS, which was generally related to municipalities. In addition to the valuation at par Forrester completed a valuation of the securities using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Forrester relied most heavily on this approach, which resulted in an unrealized loss recorded in other comprehensive income of approximately $1.1 million principally due to the steady decline in market activity. Forrester believes that the loss is temporary due to the underlying credit rating of the ARS and the Company has the intent and ability to hold the ARS until a full recovery has occurred. As the funds associated with the ARS may not be accessible for in excess of twelve months because of continued failed auctions or the inability to find a buyer outside of the auction process, the Company’s other ARS have been classified as long-term investments.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2009 (in thousands):

	UBS Put
	Option	ARS
Balance at December 31, 2008	$6,887	39,613
Sales/Maturities	—	(3,475)
Total gains or (losses):
Included in other comprehensive income	—	(1,050)
Included in earnings	(5,075)	5,075

Balance at September 30, 2009	$1,812	$40,163

NOTE 6— NON-MARKETABLE INVESTMENTS
In June 2000, Forrester committed to invest $20.0 million in two technology-related private equity investment funds with capital contributions required to be funded over an expected period of five years. During the three and nine months ended September 30, 2008 Forrester contributed $13,000 and $38,000 to these investment funds, respectively. During the three and nine months ended September 30, 2009 no additional contributions were made. Total cumulative contributions are approximately $19.6 million to date. One of these investments is being accounted for using the cost method and, accordingly, is valued at cost unless an other than temporary impairment in its value occurs or the investment is liquidated. The other investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and nine months ended September 30, 2008, gross distributions of approximately $38,000 and $288,000, respectively, were recorded and resulted in gains of $26,000 and $160,000, respectively, in the consolidated statements of income. There were no distributions during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, Forrester recorded impairments of approximately $268,000 and $1.2 million, respectively, which were included in the consolidated statements of income. During the three months ended September 30, 2008 there were no impairments recorded. During the nine months ended September 30, 2008, the Company recorded impairments of $74,000. During each of the three and nine months ended in both September 30, 2008 and 2009, fund management charges of approximately $84,000 and $252,000, respectively, were included in other income, net in the consolidated statements of income. Fund management charges are recorded as a reduction of the investment’s carrying value.
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
In December 2003, Forrester committed to invest an additional $2.0 million over an expected capital contribution period of 2 years in an annex fund of one of the two private equity investment funds. The annex fund investment is outside of the scope of the previously mentioned bonus plan. As of September 30, 2009, Forrester had contributed

$2.0 million to this fund. This investment is being accounted for using the equity method as the investment is a limited partnership and Forrester has an ownership interest in the limited partnership in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and nine months ended September 30, 2009, Forrester recorded impairments of approximately $464,000 and $468,000, respectively, which were included in the consolidated statements of income. During the three months ended September 30, 2008 there were no impairments recorded. During the nine months ended September 30, 2008, the Company recorded impairments of $4,000.
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
NOTE 7 — NET INCOME PER COMMON SHARE
Basic net income per common share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive. A reconciliation of basic to diluted weighted average shares outstanding is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
	(IN THOUSANDS)
Basic weighted average common shares outstanding	22,561	23,163	22,736	23,056
Weighted average common equivalent shares	248	630	217	599

Diluted weighted average common shares outstanding	22,809	23,793	22,953	23,655

Common equivalent shares excluded from the diluted weighted average share calculation as the effect would have been anti-dilutive	2,247	934	1,995	1,456
NOTE 8 — STOCKHOLDERS’ EQUITY
Comprehensive Income
The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Unrealized gain on marketable investments, net of taxes	$38	$365
Cumulative translation adjustment	(1,075)	(2,150)

Total accumulated other comprehensive loss	$(1,037)	$(1,785)

The components of total comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Net income	$4,300	$6,388	$13,083	$20,061
Unrealized gain (loss) on marketable investments, net of taxes	48	(325)	(330)	(3,475)
Cumulative translation adjustment	1,211	(1,711)	1,078	(1,005)

Total comprehensive income	$5,559	$4,352	$13,831	$15,581

Stock Plans
The following table summarizes stock option activity under all stock plans for the nine months ended September 30, 2009 (in thousands, except per share and average life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price Per	Life	Intrinsic
	of Shares	Share	(In Years)	Value
Outstanding as of December 31, 2008	2,934	$25.16	6.63	$13,230

Granted	447	24.79
Exercised	(100)	18.09
Cancelled	(116)	27.88

Outstanding as of September 30, 2009	3,165	$25.23	6.50	$10,079

Exercisable as of September 30, 2009	2,045	$24.44	5.34	$8,950

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Forrester recorded approximately $1.4 million and $1.3 million of stock-based compensation in the accompanying consolidated statements of income for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of services and fulfillment	$733	$678	$2,481	$2,094
Selling and marketing	274	247	884	723
General and administrative	423	344	1,556	1,156

	$1,430	$1,269	$4,921	$3,973

On July 1, 2009, Forrester granted to its employees restricted stock units for a total of 93,296 shares of stock. The vesting of the restricted stock units is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the restricted stock units could be forfeited, depending on whether specified revenue growth and pro forma operating margin targets related to full year 2011 performance are achieved. As of September 30, 2009, expense was recognized assuming 100% vesting for the three month period then ended.
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
Forrester utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The options granted under the stock plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	3 Months Ended		3 Months Ended
	September 30, 2009		September 30, 2008
		Employee		Employee
		Stock		Stock
	Stock	Purchase	Stock	Purchase
	Plans	Plan	Plans	Plan
Average risk-free interest rate	2.01%	0.28%	3.09%	2.00%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	44%	44%	35%	35%
Weighted average fair value at grant date	$8.57	$6.92	$9.54	$7.56

	9 Months Ended		9 Months Ended
	September 30, 2009		September 30, 2008
		Employee		Employee
		Stock		Stock
	Stock	Purchase	Stock	Purchase
	Plans	Plan	Plans	Plan
Average risk-free interest rate	1.85%	0.29%	2.60%	2.50%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	44%	44%	35%	35%
Weighted average fair value at grant date	$8.37	$6.83	$7.99	$7.32

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
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2009 was $215,000 and $588,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 was $3.4 million and $10.1 million, respectively. The unamortized fair value of stock options as of September 30, 2009 was $5.5 million, with a weighted average remaining recognition period of 1.36 years.
NOTE 9 — STOCK REPURCHASE
Through April 2009, the Board of Directors authorized an aggregate $200 million to purchase common stock under the stock repurchase program, including an additional $50 million authorized in April 2009. The shares repurchased may be used, among other things, in connection with Forrester’s employee equity incentive and purchase plans. As of September 30, 2009, Forrester had repurchased approximately 6.8 million shares of common stock at an aggregate cost of approximately $136.1 million.
NOTE 10 – TAXES
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
NOTE 11 — OPERATING SEGMENT AND ENTERPRISE WIDE REPORTING
Forrester manages its business within three principal client groups (“Client Groups”), with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), and the Marketing and Strategy Client Group (“M&S”). All of the Client Groups generate revenues through sales of similar research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the Client Groups consists of a sales force responsible for selling to clients located within the Client Group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. The results of JupiterResearch (see Note 3) are included in the M&S Client Group since the date of acquisition. Amounts included in the “Other” segment primarily relate to the operations of the events sales and production departments. Revenue reported in the “Other” operating segment consists primarily of sponsorships and event tickets to Forrester events.
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
The following tables present information about reportable segments.

	IT	TI	M&S	Other	Consolidated
Three months ended September 30, 2009
Revenue	$22,133	$16,074	$15,674	$—	$53,881
Direct Margin	10,565	8,600	6,682	(895)	24,952
Corporate expenses					(16,563)
Amortization of intangible assets					(439)

Income from operations					$7,950

Three months ended September 30, 2008
Revenue	$24,851	$17,809	$15,407	$1,439	$59,506
Direct Margin	11,391	9,520	5,323	228	26,462
Corporate expenses					(17,585)
Amortization of intangible assets					(282)

Income from operations					$8,595

	IT	TI	M&S	Other	Consolidated
Nine months ended September 30, 2009
Revenue	$68,892	$49,795	$46,714	$6,465	$171,866
Direct Margin	32,553	26,579	17,647	1,659	78,438
Corporate expenses					(53,334)
Amortization of intangible assets					(1,751)

Income from operations					$23,353

Nine months ended September 30, 2008
Revenue	$74,314	$52,015	$42,067	$9,558	$177,954
Direct Margin	32,715	27,141	14,617	4,096	78,569
Corporate expenses					(52,525)
Amortization of intangible assets					(476)

Income from operations					$25,568

Revenues by geographic client location and as a percentage of total revenues are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
	(IN THOUSANDS)
United States	$37,709	$42,901	$121,427	$127,652
Europe (excluding United Kingdom)	7,120	7,301	22,757	23,472
United Kingdom	3,525	3,593	10,781	10,294
Canada	3,195	3,461	10,217	9,854
Other	2,332	2,250	6,684	6,682

	$53,881	$59,506	$171,866	$177,954

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
United States	70%	72%	71%	72%
Europe (excluding United Kingdom)	13	12	13	13
United Kingdom	7	6	6	6
Canada	6	6	6	5
Other	4	4	4	4

	100%	100%	100%	100%

NOTE 12 — SUBSEQUENT EVENTS EVALUATION
Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 6, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our unaudited interim consolidated financial statements.
NOTE 13 — STOCK OPTION INVESTIGATION; RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
During the three and nine months ended September 30, 2008, the Company incurred expenses of $487,000 and $1.1 million related to the stock option investigation and restatement of the Company’s historical financial statements, respectively. During the three and nine months ended September 30, 2009, there were no expenses incurred related to the stock option investigation and restatement of the Company’s historical financial statements.
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.
Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.
In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to respond to business and economic conditions, particularly in light of the global economic downturn, technology spending, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, any cost savings related to reductions in force and associated actions, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The Company’s results of operations for the three and nine months ended September 30, 2009 include the operations of JupiterResearch, acquired July 31, 2008. The results of FME’s operations have been included in the Company’s results of operations since the date of acquisition, January 22, 2009.
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at September 30, 2009 or 2008. We calculate client retention as the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	As of
	September 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Deferred Revenue (dollars in millions)	$93.5	$98.1	(4.6)	(5)%
Agreement Value (dollars in millions)	$183.5	$216.2	(32.7)	(15)%
Client Retention	72%	77%	(5)	(6)%
Dollar Retention	82%	87%	(5)	(6)%
Enrichment	97%	108%	(11)	(10)%
Number of clients	2,505	2,718	(213)	(8)%

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

RESULTS OF OPERATIONS
The following table sets forth selected items in our statement of income as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Research services	72%	68%	68%	64%
Advisory services and other	28	32	32	36

Total revenues	100	100	100	100

Cost of services and fulfillment	36	37	37	37
Selling and marketing	34	34	33	34
General and administrative	13	13	12	13
Reorganization costs	—	—	2	—
Depreciation	2	2	2	2
Amortization of intangible assets	1	—	1	—

Income from operations	14	14	13	14
Other income, net	1	3	1	3
(Impairments) gains from marketable and non-marketable investments, net	(1)	—	(1)	1

Net income before income tax provision	14	17	13	18
Income tax provision	6	6	6	7

Net income	8%	11%	7%	11%

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
REVENUES.

	THREE MONTHS
	ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues (in millions)	$53.9	$59.5	$(5.6)	(9)%
Revenues from research services (in millions)	$38.9	$40.3	$(1.4)	(3)%
Advisory services and other revenues (in millions)	$15.0	$19.2	$(4.2)	(22)%
Revenues attributable to customers outside of the United States (in millions)	$16.2	$16.6	$(0.4)	(2)%
Revenues attributable to customers outside of the United States as a percentage of total revenues	30%	28%	2	7%
Number of clients (at end of period)	2,505	2,718	(213)	(8)%
Number of research employees (at end of period)	372	410	(38)	(9)%
Number of events	1	2	(1)	(50)%
The decrease in total revenues is principally the result of the global economic slowdown which has resulted in lower client and dollar retention and to a lesser extent the adverse impact of foreign exchange. The decrease in advisory services and other revenues is primarily the result of a softer overall events performance, the global economic slowdown and our objective to drive a higher percentage of our total revenues from research services. In 2008, the Company modified its sales compensation plan for greater alignment with this objective. The decrease in research services is due to the global economic slowdown. The effects of foreign currency translation resulted in an approximately 2% decrease in total revenues in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. The increase in international revenues as a percentage of total revenues is primarily attributable to revenues declining at a slower rate internationally than in the United States.

No single client company accounted for more than 2% of revenues during the three months ended September 30, 2009 or 2008.
COST OF SERVICES AND FULFILLMENT.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Cost of services and fulfillment (in millions)	$19.2	$21.8	$(2.6)	(12)%
Cost of services and fulfillment as a percentage of total revenues	36%	37%	(1)	(3)%
Number of research and fulfillment employees (at end of period)	449	501	(52)	(10)%
The decrease in cost of services and fulfillment in dollars and as a percentage of total revenues is primarily due to decreased compensation and benefits costs resulting from a decrease in the number of research and fulfillment employees as well as to reduced discretionary expense spending.
SELLING AND MARKETING.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Selling and marketing expenses (in millions)	$18.1	$20.3	$(2.2)	(11)%
Selling and marketing expenses as a percentage of total revenues	34%	34%	—	—
Number of selling and marketing employees (at end of period)	368	415	(47)	(11)%
The decrease in selling and marketing expenses in dollars is primarily due to a decrease in compensation and benefits costs resulting from a decrease in the number of selling and marketing employees as well as to a decrease in sales commissions associated with lower overall performance by sales employees under our sales compensation plan in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.
GENERAL AND ADMINISTRATIVE.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
General and administrative expenses (in millions)	$7.1	$7.5	$(0.4)	(5)%
General and administrative expenses as a percentage of total revenues	13%	13%	—	—
Number of general and administrative employees (at end of period)	143	152	(9)	(6)%
The decrease in general and administrative expenses in dollars is primarily due to a decrease in professional services fees associated with the stock option investigation and restatement of our historical financial statements and other non-recurring expenses incurred in the three months ended September 30, 2008.
DEPRECIATION.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Increase	Increase
Depreciation expense (in millions)	$1.1	$1.0	$0.1	10%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense is primarily attributable to purchases of leasehold improvements in the first quarter of 2009.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $439,000 in the three months ended September 30, 2009 from $282,000 in the three months ended September 30, 2008. The increase in amortization expense is attributable to the amortization of intangible assets from the acquisitions of JupiterResearch on July 31, 2008 and Forrester Middle East on January 22, 2009.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased to $460,000 in the three months ended September 30, 2009 from $1.4 million in the three months ended September 30, 2008. The decrease is primarily due to lower returns on invested capital.
(IMPAIRMENTS) GAINS FROM MARKETABLE AND NON-MARKETABLE INVESTMENTS, NET. Impairments from non-marketable investments totaled $732,000 for the three months ended September 30, 2009 due to a write-down in the value of a portfolio company of one of the private equity investment funds in which the Company has an interest. Gains on distributions from non-marketable investments totaled $26,000 in the three months ended September 30, 2008.
PROVISION FOR INCOME TAXES. During the three months ended September 30, 2009, we recorded an income tax provision of approximately $3.4 million, which reflected an effective tax rate of 44%. During the three months ended September 30, 2008, we recorded an income tax provision of approximately $3.7 million, which reflected an effective tax rate of 37%. The increase in our effective tax rate for fiscal year 2009 resulted primarily from an increase in valuation allowance related to capital loss, a decrease in deductions related to disqualifying dispositions of incentive stock options, and an increase in foreign taxes in 2009 as compared to 2008.
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
REVENUES.

	NINE MONTHS
	ENDED		Absolute	Percentage
	SEPTEMBER 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenues (in millions)	$171.9	$178.0	$(6.1)	(3)%
Revenues from research services (in millions)	$117.0	$114.1	$2.9	3%
Advisory services and other revenues (in millions)	$54.9	$63.8	$(8.9)	(14)%
Revenues attributable to customers outside of the United States (in millions)	$50.4	$50.3	$0.1	—
Revenues attributable to customers outside of the United States as a percentage of total revenues	29%	28%	1	4%
Number of clients (at end of period)	2,505	2,718	(213)	(8)%
Number of research employees (at end of period)	372	410	(38)	(9)%
Number of events	10	9	1	11%
The decrease in total revenues is principally the result of lower demand for our advisory and other services as explained further below, and the adverse impact of foreign exchange. The effects of foreign currency translation resulted in an approximately 3% decrease in total revenues in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. The increase in international revenues in dollars and as a percentage of total revenues is primarily attributable to revenues declining at a slower rate internationally than in the United States.
The increase in research services revenues is primarily the result of our objective to drive a higher percentage of our total revenues from research services. In 2008, the Company modified its sales compensation plan for greater alignment with this objective. The increase in research services revenues is also due to the acquisition of JupiterResearch in July 2008 and is offset by the adverse impact of foreign exchange.

The decrease in advisory services and other revenues is reflective of a decline in the demand for our advisory and consulting services, driven by the global economic slowdown, our objective to drive a higher percentage of our total revenues from research services, the adverse impact of foreign exchange and a softer overall events performance.
No single client company accounted for more than 2% of revenues during the nine months ended September 30, 2009 or 2008.
COST OF SERVICES AND FULFILLMENT.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Cost of services and fulfillment (in millions)	$63.3	$65.8	$(2.5)	(4)%
Cost of services and fulfillment as a percentage of total revenues	37%	37%	—	—
Number of research and fulfillment employees (at end of period)	449	501	(52)	(10)%
The decrease in cost of services and fulfillment in dollars is primarily due to reduced discretionary expense spending; in particular travel and entertainment and events related expenses.
SELLING AND MARKETING.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
Selling and marketing expenses (in millions)	$56.5	$60.1	$(3.6)	(6)%
Selling and marketing expenses as a percentage of total revenues	33%	34%	(1)	(3)%
Number of selling and marketing employees (at end of period)	368	415	(47)	(11)%
The decrease in selling and marketing expenses in dollars and as a percentage of total revenues is primarily due to a decrease in sales commissions associated with lower sales volume in the nine months ended September 30, 2009 due to the difficult economic environment as well as to reduced discretionary travel and entertainment and events related expenses.
GENERAL AND ADMINISTRATIVE.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Decrease	Decrease
General and administrative expenses (in millions)	$20.5	$22.9	$(2.4)	(10)%
General and administrative expenses as a percentage of total revenues	12%	13%	(1)	(8)%
Number of general and administrative employees (at end of period)	143	152	(9)	(6)%
The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to a decrease in professional services fees associated with the stock option investigation and restatement of our historical financial statements as well as to a reduction in recruiting expenses.
REORGANIZATION COSTS. Reorganization costs of $3.1 million in 2009 primarily related to severance and related benefits costs incurred in connection with the termination of approximately 50 positions, and to facility consolidation costs.

DEPRECIATION.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Absolute	Percentage
	2009	2008	Increase	Increase
Depreciation expense (in millions)	$3.3	$3.0	$0.3	10%
Depreciation expense as a percentage of total revenues	2%	2%	—	—
The increase in depreciation expense is primarily attributable to purchases of leasehold improvements in the first quarter of 2009.
AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $1.8 million in the nine months ended September 30, 2009 from $476,000 in the nine months ended September 30, 2008. The increase in amortization expense is attributable to the amortization of intangible assets from the acquisitions of JupiterResearch on July 31, 2008 and Forrester Middle East on January 22, 2009.
OTHER INCOME, NET. Other income, net, consisting primarily of interest income, decreased to approximately $2.2 million in the nine months ended September 30, 2009 from approximately $5.2 million in the nine months ended September 30, 2008. The decrease is primarily due to lower returns on invested capital.
(IMPAIRMENTS) GAINS FROM MARKETABLE AND NON-MARKETABLE INVESTMENTS, NET. Impairments from non-marketable investments totaled approximately $1.7 million for the nine months ended September 30, 2009 due to write-downs in the value of several portfolio companies of the two private equity investment funds in which the Company has an interest. Net gains from non-marketable investments totaled approximately $79,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale.
PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2009, we recorded an income tax provision of approximately $10.8 million, which reflected an effective tax rate of 45%. During the nine months ended September 30, 2008, we recorded an income tax provision of approximately $12.9 million, which reflected an effective tax rate of 39%. The increase in our effective tax rate for fiscal year 2009 resulted primarily from an increase in valuation allowance related to capital loss, an increase in foreign taxes, a decrease in deductions related to disqualifying dispositions of incentive stock options, an increase in state taxes, and a decrease in tax exempt interest income as a percentage of total pre-tax income in 2009 as compared to 2008.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during the nine months ended September 30, 2009, are annually renewable and are generally payable in advance. We generated cash from operating activities of $36.5 million and $43.4 million during the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash provided from operations is primarily attributable to less cash collections resulting from decreased accounts receivable and deferred revenue and decreased net income.
During the nine months ended September 30, 2009, we used $46.8 million of cash in investing activities, consisting primarily of $43.0 million used in net purchases of marketable investments and $3.5 million of property and equipment purchases. During the nine months ended September 30, 2008, we generated $36.7 million of cash from investing activities, consisting primarily of $62.2 million from net sales of marketable investments, offset by $23.4 million for the purchase of JupiterResearch and $2.7 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $12.5 million and $6.6 million of cash in financing activities during the nine months ended September 30, 2009 and 2008, respectively. The increase in cash used in financing activities is primarily attributable to a decrease in proceeds from exercises of employee stock options offset by a decrease in purchases of our stock pursuant to our stock repurchase program.
Through April 2009, our Board of Directors has authorized an aggregate of $200.0 million to purchase common stock under the stock repurchase program. During the nine months ended September 30, 2009 and 2008, we repurchased approximately 723,000 shares and 902,000 shares of common stock at an aggregate cost of approximately $15.2 million and $26.1 million, respectively. As of September 30, 2009, we had cumulatively repurchased approximately 6.8 million shares of common stock at an aggregate cost of approximately $136.1 million.
As of September 30, 2009, we held approximately $42.0 million of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities. Based on current market conditions, auction failures have continued and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $32.0 million, par value) at anytime during a two-year period from June 30, 2010 – July 2, 2012 (“UBS ARS”). We have the ability and intent to hold our UBS ARS, valued at $30.2 million at September 30, 2009, until a successful auction occurs and the UBS ARS are liquidated at par value or until we are able to sell our UBS ARS under the Right. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.
As of September 30, 2009, we had cash and cash equivalents of $108.2 million and marketable investments and long-term investments of $172.0 million. We do not have a line of credit and do not anticipate the need for one in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, short-term investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
As of September 30, 2009, we had future contractual obligations as follows*:

	FUTURE PAYMENTS DUE BY YEAR
CONTRACTUAL OBLIGATIONS*	TOTAL	2009	2010	2011	2012	2013	2014	Thereafter
	(IN THOUSANDS)
Operating leases	$20,361	$2,589	$9,486	$5,878	$1,011	$452	$348	$597

*	The above table does not include future minimum rentals to be received under subleases of $62,000 or the remaining $425,000 of capital commitments to the private equity funds described above due to the uncertainty as to the timing of capital calls made by such funds. The above table also does not include future rentals under the lease agreement for our new corporate headquarters building further described below.
On September 29, 2009, we entered into a build-to-suit net lease (“Lease”) with BHX, LLC, as trustee of Acorn Park I Realty Trust (“Landlord”) pursuant to which the Landlord will build a new corporate headquarters building for our Company. Our obligations under the Lease are contingent upon the Landlord obtaining a financing commitment for the construction of the Building on terms and conditions reasonably satisfactory to the Landlord within 60 days of September 29, 2009 and closing the construction loan by January 15, 2010. We will pay for all of the tenant improvements for the Building from available cash. We expect the total cost of the tenant improvements to be approximately $15 million. The initial term of the Lease is 15 years, commencing with the commencement date under the Lease, presently expected to be on or about September 1, 2011. Beginning on the base rent commencement date under the Lease, which will be approximately five and one-half months after the Lease commencement date noted above, we will pay to the Landlord the following approximate annual base rent in equal monthly installments:

Months 1-3 of the first Lease year:	$4,935,798
Month 4 of the first Lease year through the end of the fifth Lease year:	$5,944,586
Lease years 6-10:	$6,322,020
Lease years 11-15:	$6,699,454
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
Principal amounts by expected maturity in U.S. dollars are as follows (in thousands):

	FAIR VALUE
	AT
	SEPTEMBER 30,
	2009	FY 2009	FY 2010	FY 2011	FY 2012

Cash equivalents	$29,345	$29,345	$—	$—	$—
Weighted average interest rate	0.28%	0.28%	—	—	—

State and municipal agency obligations	88,258	49,022	30,577	8,659	—
Federal agency and corporate obligations	99,430	40,376	24,328	25,116	9,610

Total Investments	187,688	89,398	54,905	33,775	9,610
Weighted average interest rate	1.54%	0.77%	2.57%	1.82%	1.86%

Total portfolio	$217,033	$118,743	$54,905	$33,775	$9,610
Weighted average interest rate	1.37%	0.65%	2.57%	1.82%	1.86%
Approximately $17.5 million of the federal agency and corporate obligations was reflected in cash and cash equivalents at September 30, 2009 as the original maturities at the time of purchase for these investments was 90 days or less.
At September 30, 2009, we held approximately $40.2 million of municipal bond investments with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional losses on these investments.
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
FOREIGN CURRENCY EXCHANGE. On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we are prepared to hedge against fluctuations that the Euro, the Pound, or other foreign currencies, will have on foreign exchange exposure if this exposure becomes material. As of September 30, 2009, the total assets related to non-U.S. dollar denominated currencies that are subject to foreign currency exchange risk were approximately $66.1 million.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through 2009, our Board of Directors has authorized an aggregate $200 million to purchase common stock under our stock repurchase program. The shares repurchased were used, among other things, in connection with Forrester’s employee equity incentive and purchase plans. During each of the three months during the quarter ended September 30, 2009, we purchased the following number of shares of our common stock:

			Maximum
			Dollar Value
			that May Yet
			Be
			Purchased
			Under the
			Stock
	Total Number	Average	Repurchase
	of	Price Paid	Program (in
Period	Shares Purchased	Per Share	thousands)
July 1 — July 31	—	$—	$69,128
August 1 —August 31	156,623	$23.04	$65,520
September 1 — September 30	69,600	$23.01	$63,919

	226,223	$23.03	$63,919

All purchases of our common stock were made under the stock repurchase program.
ITEM 6. EXHIBITS
10.1 Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to Forrester Research, Inc.
10.2 Agreement Regarding Project Rights dated as of September 29, 2009 by BHX, LLC, as Trustee of Acorn Park I Realty Trust and Forrester Research, Inc.
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

Date: November 6, 2009

By:	/s/ Michael A. Doyle
Michael A. Doyle Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: November 6, 2009

Exhibit Index

Exhibit No.	Document

10.1	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to Forrester Research, Inc.

10.2	Agreement Regarding Project Rights dated as of September 29, 2009 by BHX, LLC, as Trustee of Acorn Park I Realty Trust and Forrester Research, Inc.

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.