Form 10-K
period 2009-12-31
FORRESTER RESEARCH INC
filed 2010-03-12
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $360,000,000.

As of March 10, 2010, 22,449,868 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2010 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Our products and services are targeted to 19 specific roles, including senior management in business strategy, marketing and information technology at $1 billion-plus (revenue) companies who collaborate with us to accelerate achievement of their business goals.

Research serves as the foundation for all our solutions and consists primarily of annual memberships to our RoleViewtm syndicated research offerings that provide access to our core research on a wide range of business and technology issues critical to the success of the individuals in the roles we serve. In addition to our RoleView offerings, we also provide a portfolio of products and services that allow our clients to interact directly with analysts and their peers and explore in greater detail the issues and topics covered by RoleView research on a role and client-specific basis.

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

Consequently, companies and the professionals who are in the roles we serve rely on external sources of expertise that provide independent business advice spanning a variety of areas including but not limited to technology, business strategy, and customer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the knowledge and skills required to succeed in today’s rapidly changing business environment.

Forrester’s Strategy

In 2007, Forrester accelerated execution of a role-based strategy to focus attention on serving leaders in key roles across its client base. Forrester’s role-centric solutions provide clients with more relevant insight, allowing them to make better informed and justified decisions faster.

We seek to maintain and enhance our position as a leading independent technology and market research firm and to capitalize on demand for our offerings by:

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

Leveraging our RoleView Research.  Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing RoleView research products and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research offerings, and many are designed to address the specific needs and problems of our clients and the professionals in the roles we serve. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings. In July 2008, we acquired JupiterResearch, LLC to enhance our offerings to marketing and strategy professionals. In December 2009 we acquired the business of New Strategic Oxygen, LLC whose products and services and decision tools enhance our offerings to technology product management & marketing professionals.

Using Targeted, Global Client-Centric Sales Channels.  Our business is organized into three principal global client groups that support our role-based strategy and are closely aligned with our client base: the Information Technology Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. Effective January 2010, we appointed senior role managers within our three principal client groups to better focus on creating and delivering relevant research and related products and services to the professional roles we serve. We sell our products and services directly through a global sales force with sales personnel focusing on the needs of professionals within each of the three principal client groups. Our sales force operates out of various locations in North America, Europe, and Australia. We also sell our products and services through independent sales representatives in select international locations.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,500 client companies as of December 31, 2009 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals in our targeted roles. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

Roleviewtm Research

Our primary syndicated research product, RoleView, provides clients with access to our core syndicated research designed to inform their strategic decision-making. Our various RoleView research offerings, including IT View, M&S View, TI View, each consists of a library of cross-linked documents that interconnect our reports, data, product rankings, best practices, evaluation tools, and research archives. RoleView research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts. Through this access structure, each of our RoleView research offerings addresses the interplay of an individual client’s responsibilities and goals, business demands, and organizational and technology capabilities.

Our RoleView research products include The Forrester Wavetm. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave includes an Excel spreadsheet that allows clients to compare products and get in-depth data and analysis about each one and tools to develop a custom shortlist based on the client’s unique requirements. The Forrester Wave is our primary mechanism for evaluating enterprise technologies.

Clients subscribing to our RoleView research products may choose between two membership levels:

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

specialists. Events bring together executives and other participants for one or multi-day conferences to network with their peers and to hear business leaders discuss the issues and solutions most pertinent to their roles and responsibilities. Forrester Teleconferences are hour-long audio conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Teleconferences are also made available for member download.

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

Forrester Leadership Boards

Our Forrester Leadership Boards are exclusive offerings for executives and other key employees at large companies worldwide. Clients may choose to participate in one or more Forrester Leadership Boards. Memberships are available in the Chief Information Officer (CIO) Group and the Chief Marketing Officer (CMO) Group and in a number of additional IT, marketing, and executive programs and councils addressing issues of interest to the professional roles we cover. In addition to a Member license to access the appropriate RoleView research offering, members of our Forrester Leadership Boards receive access to the following:

•	Advisors to assist members with individual research-related questions, and topics of specific relevance to the challenges these clients face.

•	Membership-directed research which includes comprehensive coverage of industry trends and best practices.

•	Exclusive industry-specific benchmark data.

•	Peer-to-peer networking through premier event meetings and group audio-conferences, individual member to member conversations, and virtual community activities.

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•	Consumer Technographics® Data & Services. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 250,000 households and individuals in North America, Europe and Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technographics, European Consumer Technographics, Asia Pacific Consumer Technographics and Latin America Consumer Technographics. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•	Business Data Services. Our Business Data Services is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 18,000 business and IT executives at North American, European, and other global large enterprises and small and midsize businesses. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Business Data and Services clients also have access to a data specialist.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView research offerings and our data products and services to deliver focused insights and recommendations to assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk, and making large technology investments. For example, we help IT professionals with vendor selection, compare best practices, analyze whether outsourcing is advisable, and validate technology infrastructure; marketing and strategy professionals with consumer product strategy, direct marketing technology investments, eBusiness strategy, and interactive marketing strategy, including Web 2.0; and technology industry professionals with market and competitive assessments, go-to-market strategy, custom market research, and product development.

Our consulting services include Website Reviews that provide targeted, action-oriented assessments of clients’ websites, extranets, or intranets. Feedback is based on a comprehensive examination of the clients’ website and web strategies as well as reviews and comparisons with competitors’ websites, other channels and industry benchmarks.

Forrester Events

We host multiple Events in various locations in North America and Europe throughout the year. Events build upon our research and data products and services to bring together executives and other participants serving or interested in the particular professional role(s) in which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and to hear business leaders discuss business and technology issues of interest or significance to the professional roles in attendance and the impact of technology on the professionals and their businesses.

Sales and Marketing

Our business is organized into three principal global client groups that support our role-based strategy and closely align with our client base: the IT Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. We sell our products and services through each client group’s direct sales force in various locations in North America, Europe, and Australia. We also sell our products and services through independent sales representatives in select international locations. We employed 315 salespersons as of December 31, 2009, a decrease of 11% from 353 as of December 31, 2008. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 11 of the Notes to Consolidated Financial Statements included herein.

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

As of December 31, 2009, our research was delivered to more than 2,500 client companies. No single client company accounted for more than 2% of our 2009 revenues.

Pricing and Contracts

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

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value decreased 12% to $194.8 million at December 31, 2009 from $222.5 million at December 31, 2008.

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

Collaboration among analysts is an integral part of our process, leading to higher-quality research and a unified perspective. All RoleView research begins either with a client or vendor catalyst or with discussion sessions among analysts to generate ideas for research. Analysts test ideas throughout the research process at both informal and weekly research meetings and using social media technologies. Our reports are consistent in format, and we require our analysts to write in a structure that combines graphics with easy-to-read text to deliver concise, decisive, relevant, and objective research to our clients.

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

We compete principally in the market for research and advisory services about and relating to technology and its impact on business. Our principal direct competitors include other providers of similar services, such as Gartner, as well as providers of peer networking services and Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2009, we employed a total of 947 persons, including 362 research staff and 315 sales personnel.

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

Our Business may be Adversely Affected by the Current Economic Environment.  Our business is in part dependent on technology spending and is impacted by economic conditions. The current global credit crisis and economic environment may materially and adversely affect demand for our products and services. If current conditions in the United States and global economy were to lead to a further decrease in technology spending, or in demand for our research and advisory services, this could have an adverse effect on our results of operations and financial condition.

Our international operations expose us to a variety of operational risks which could negatively impact our results of operations.  We have clients in over 60 countries and approximately 30% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representative or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local sales representative may not want to continue to do business with us or our new representative.

A Decline in Renewals for Our Membership-Based Research Services.  Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing memberships for our research products and services. Our client and dollar retention rate and enrichment rate (see Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview) declined in 2008 as compared with 2007. Our client and dollar retention rate increased in 2009 as compared with 2008 however our enrichment rate continued to decline in 2009 as compared to 2008. Future declines in client retention, dollar retention, and enrichment could have an adverse effect on our results of operations.

Ability To Develop and Offer New Products And Services.  Our future success will depend in part on our ability to offer new products and services. These new products and services must successfully gain market acceptance by anticipating and identifying changes in client requirements and changes in the technology industry and by addressing specific industry and business organization sectors. The process of internally researching, developing, launching and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is risky and costly. We may not be able to introduce new, or assimilate acquired, products or services successfully. Our failure to do so would adversely affect our ability to maintain a competitive position in our market and continue to grow our business.

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

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, acquisitions or strategic alliances by us, our competitors, or in the technologies services industry generally may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

We may realize losses on our investments or be unable to liquidate these investments at desired times and in desired amounts.  At December 31, 2009, we had approximately $10.0 million of long-term marketable investments in municipal notes with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions had begun to fail for these securities, which means that the parties wishing to sell securities could not. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

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

On September 29, 2009, we entered into a build-to-suit net lease (“Lease”) with BHX, LLC, as trustee of Acorn Park I Realty Trust and predecessor to 200 Discovery Park, LLC (“Landlord”) pursuant to which the Landlord will build a new corporate headquarters building for our Company in an office park in the Alewife section of Cambridge, Massachusetts. Pursuant to the Lease, as amended, the Landlord will construct an approximately 190,000 square foot building (“Building”) and lease the Building and parcel to us to be used as our new corporate headquarters. During construction, we will continue to occupy our current corporate headquarters in Cambridge, Massachusetts under the existing lease for such premises. The commencement date under the Lease is presently expected to be on or about September 1, 2011.

We also rent office space in Foster City and San Francisco, California, New York City, Dallas, McLean Virginia, Austin, Texas, Amsterdam, Frankfurt, London and Paris. We also lease office space on a relatively short-term basis in various other locations in the North America, Europe and Asia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR.” We did not declare or pay any dividends during the fiscal years ended December 31, 2008 and 2009. We anticipate that future earnings, if any, will be retained for the development of our business, and we do not presently intend to pay cash dividends on our common stock in the foreseeable future.

As of March 10, 2010 there were approximately 44 stockholders of record of our common stock. On March 10, 2010 the closing price of our common stock was $31.63 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2008 and December 31, 2009:

	2008		2009
	High	Low	High	Low

First Quarter	$28.39	$23.60	$28.14	$16.49
Second Quarter	$32.23	$25.03	$25.44	$19.41
Third Quarter	$35.66	$28.57	$26.64	$21.59
Fourth Quarter	$28.63	$19.55	$27.66	$24.70

Through 2009, our Board of Directors has authorized an aggregate $200.0 million to purchase common stock under the stock repurchase program. During the quarter ended December 31, 2009, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased(1)	Paid per Share	Repurchase Program
			(In thousands)

October 1 — October 31	—	$—	$63,919
November 1 — November 30	134,538	$25.28	$60,518
December 1 — December 31	69,495	$25.41	$58,752
	204,033	$25.32	$58,752

(1)	All purchases of our common stock were made under the previously announced stock repurchase program.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2004 through December 31, 2009 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

	Cumulative Total Return
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Forrester Research	100.00	104.52	151.11	156.19	157.25	144.65

Nasdaq Stock Market (US Companies)	100.00	102.13	112.19	121.68	58.64	84.28

Russell 2000	100.00	103.32	120.89	117.57	76.65	95.98

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share amounts)

Consolidated Statement of Income Data
Research services	$96,699	$114,876	$131,163	$155,339	$157,726
Advisory services and other	54,700	66,597	80,893	85,536	75,626

Total revenue	151,399	181,473	212,056	240,875	233,352
Operating income	14,783	20,042	22,651	37,964	32,420
Other income, net	4,722	6,052	7,353	6,846	1,315
Income from continuing operations	$12,262	$16,057	$18,943	$29,215	$18,866
Basic income per common share from continuing operations	$0.57	$0.72	$0.82	$1.27	$0.83
Diluted income per common share from continuing operations	$0.56	$0.70	$0.80	$1.24	$0.82
Basic weighted average shares outstanding	21,413	22,195	23,074	23,062	22,645
Diluted weighted average shares outstanding	21,876	22,973	23,729	23,585	22,884

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$132,268	$207,833	$248,974	$259,929	$259,792
Working capital	99,005	166,274	209,527	166,001	190,667
Total assets	308,342	384,143	426,357	454,951	470,196
Deferred revenue	86,663	99,875	111,418	113,844	117,888
Total liabilities	118,995	139,238	151,341	151,454	158,251

The following items impact the comparability of our consolidated data:

•	The results of JupiterResearch, LLC, and its parent company, JUPR Holdings, Inc. (“JupiterResearch”) are included in our consolidated results beginning July 31, 2008, the date of acquisition. See Note 2 in the Notes to the Consolidated Financial Statements.

•	The 2008 other income amount includes a net foreign exchange loss of approximately $1.6 million ($1.2 million after tax) resulting primarily from the remeasurement of certain intercompany payables and receivables. Of the net $1.6 million loss, approximately $1.9 million related to periods prior to 2008.

•	Effective January 1, 2006, we adopted a new accounting standard update requiring the recognition of stock-based compensation expense in our Consolidated Statements of Income based upon the fair value of the award recognized over the related service period. During the years ended December 31, 2006, 2007, 2008 and 2009, we recognized approximately $7.2 million, $8.3 million, $5.4 million and $6.1 million of stock-based compensation expense, respectively.

•	The 2009 operating income amount includes a $5.4 million reorganization charge for facility consolidations and a reduction-in-force of approximately 50 employees. See Note 10 in the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs, sales commissions, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities are allocated to these categories according to the number of employees in each group.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. Deferred revenue reflects billings in advance of revenue recognition as of the measurement date. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2009. We calculate client retention as the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period. We calculate dollar retention as a percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period. We calculate enrichment as a percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts. Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows:

	Years Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Deferred revenue (in millions at year-end)	$113.8	$117.9	$4.1	3.6%
Agreement value (in millions at year-end)	$222.5	$194.8	$(27.7)	(12.4)%
Client retention	73%	74%	1	1.4%
Dollar retention	84%	86%	2	2.4%
Enrichment	102%	96%	(6)	(5.9)%
Number of clients (at year-end)	2,643	2,519	(124)	(4.7)%

	Years Ended		Absolute	Percentage
	December 31,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Deferred revenue (in millions at year-end)	$111.4	$113.8	$2.4	2%
Agreement value (in millions at year-end)	$197.2	$222.5	$25.3	13%
Client retention	75%	73%	(2)	(3)%
Dollar retention	85%	84%	(1)	(1)%
Enrichment	105%	102%	(3)	(3)%
Number of clients (at year-end)	2,468	2,643	175	7%

The increase in deferred revenue from 2008 to 2009 is primarily due to increased demand for our products due to the improvement in the economy in the fourth quarter of 2009 compared to 2008 and well as the effect of the JupiterResearch and Strategic Oxygen acquisitions completed in July 2008 and December 2009, respectively. See Note 2 — Acquisitions in the Notes to the Consolidated Financial Statements. The decrease in agreement value from 2008 to 2009 is reflective of the economic downturn in the second half of 2008 through the majority of 2009 which resulted in a lower number of clients and lower enrichment rates in 2009 compared to 2008 and also is due to the exclusion in 2009 of agreement value in excess of the first year value for multiple year contracts signed in 2009. Client and dollar retention amounts were essentially flat in 2009 compared to 2008.

The increase in deferred revenue from 2007 to 2008 is primarily due to the acquisition of JupiterResearch. The increase in agreement value from 2007 to 2008 is primarily due to an increase in the average contract size and to the acquisition of JupiterResearch. The acquisition of JupiterResearch accounted for $13.3 million of agreement value at December 31, 2008. Client retention, dollar retention and enrichment all declined slightly year over year primarily due to the effects of a global economic downturn in the second half of 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements beginning on page F-6.

•	Revenue Recognition. We generate revenues from licensing our research, performing advisory services and consulting projects, hosting events and conducting teleconferences. We execute contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Forrester Teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships, which include access to our research, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, which are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	Stock-Based Compensation. Stock-based compensation is recognized as an expense based upon the fair value of the award at the time of grant. The determination of the fair value of stock-based compensation requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility, expected option lives and forfeiture rates. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. In addition, for our performance-vested options and restricted stock units, we make estimates of the performance outcome at each period end in order to estimate the actual number of shares that will be earned and/or the vesting period of the award. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate or performance outcomes are materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

•	Non-Marketable Investments. We hold minority interests in technology-related investment funds. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs or the investment is liquidated. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill, Intangible Assets and Other Long-Lived Assets. As of December 31, 2009, we had $80.4 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheets. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates on market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives consist of acquired customer relationships, technology, research content and trademarks and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated and amortized over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

•	Income Taxes. We have deferred tax assets related to temporary differences between the financial statement and tax bases of assets and liabilities as well as operating loss carryforwards (primarily from acquisitions). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and before the carryforwards expire. A valuation allowance is established for any deferred income tax asset for which realization is less than likely.

We record accruals for income taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We recognize tax benefits when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured and recorded, using a probability weighted approach, as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position, evaluated in light of all available evidence.

•	Valuation and Impairment of Marketable Investments. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds. The assessment of the fair value of certain of the debt securities can be difficult and subjective due in part to limited trading activity of certain of these debt instruments.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss.

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded within earnings as an impairment loss. Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

As of December 31, 2009, we held municipal bonds with a fair value of $39.5 million ($42.7 million at par value) with an auction reset feature (“auction rate securities” or “ARS”) with two investment advisors. The fair value of the ARS was determined by utilizing a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to take an impairment charge for these securities.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $31.7 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. If UBS has insufficient funding to buy back the UBS ARS and the auction process continues to fail, we may incur further losses on the carrying value of the UBS ARS.

The Right is recognized as a freestanding instrument that is accounted for at fair value separately from the underlying UBS ARS investment. We valued the Right using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flow, based on data available at December 31, 2009 and adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change and any change in these assumptions and market conditions would affect the value of this Right. The value of the Right of $2.1 million, which largely offsets the unrealized loss on the UBS ARS securities subject to the Right, is included in the Consolidated Balance Sheets as of December 31, 2009 within marketable securities and changes in its value are included in the Consolidated Statements of Income, together with the change in the unrealized loss on the UBS ARS subject to the Right for the year ended December 31, 2008 and 2009, as other income, net. We believe that any subsequent changes in the value of the Right will largely offset any fair value changes of the UBS ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

Our remaining ARS are held by another investment advisor, who has not made an offer similar to UBS. We continue to classify the non-UBS ARS as long-term available-for-sale securities. Accordingly, any change in associated market value has been recorded in other comprehensive loss in the Consolidated Balance Sheets during the years ended December 31, 2008 and 2009. If the market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive loss or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Results of Operations for the years ended December 31, 2007, 2008 and 2009

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2007	2008	2009

Revenues:
Research services	62%	64%	68%
Advisory services and other	38	36	32

Total revenues	100	100	100

	Years Ended
	December 31,
	2007	2008	2009

Operating expenses:
Cost of services and fulfillment	38	36	36
Selling and marketing	34	33	33
General and administrative	14	12	12
Depreciation	2	2	2
Amortization of intangible assets	1	1	1
Reorganization costs	—	—	2

Income from operations	11	16	14
Other income, net	4	2	1
Gains (losses) on investments, net	(1)	1	(1)

Income before income taxes	14	19	14
Income tax provision	5	7	6

Net income	9%	12%	8%

2009 compared to 2008

Revenues

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Revenues (dollars in millions)	$240.9	$233.4	$(7.5)	(3)%
Revenues from research services (dollars in millions)	$155.4	$157.7	$2.3	1%
Revenues from advisory services and other (dollars in millions)	$85.5	$75.6	$(9.9)	(12)%
Revenues attributable to customers outside of the US (dollars in millions)	$67.9	$69.3	$1.4	2%
Percentage of revenue attributable to customers outside of the US	28%	30%	2	7%
Number of clients (at end of period)	2,643	2,519	(124)	(5)%
Number of research employees (at end of period)	409	362	(47)	(11)%
Number of events	14	14	—	—

The decrease in total revenues in 2009 is primarily attributable to lower demand for our advisory and other services and the adverse effect of foreign exchange during 2009. The effects of foreign exchange resulted in an approximate 2% decrease in total revenues during 2009. The increase in revenue from research services in 2009 is due in part to our objective to drive a higher percentage of our revenue from research services, which was accomplished in part through greater alignment of our sales compensation plan with this objective, as well as the acquisition of JupiterResearch in July 2008. These increases were offset in part by a decline in the number of clients in 2009 due to the global economic slowdown. The decrease in advisory services and other revenue is reflective of the global economic slowdown in 2009 as well as our objective to drive a higher percentage of revenue from research services. No single client company accounted for more than 2% of revenues during 2008 or 2009.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$87.8	$84.3	$(3.5)	(4)%
Cost of services and fulfillment as a percentage of total revenues	36%	36%	—	—
Number of research and fulfillment employees (at end of period)	495	441	(54)	(11)%

The decrease in the dollar amount of cost of services and fulfillment in 2009 is largely due to lower salary and benefit costs resulting from a lower number of employees in 2009, a decrease in discretionary spending due to management’s focus on expense management in light of the global economic downturn, a decrease in outsourced costs and a general freeze in salary increases in 2009. We expect to reinstate salary merit increases in 2010.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$79.9	$76.1	$(3.8)	(5)%
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—
Selling and marketing employees (at end of period)	403	358	(45)	(11)%

The decrease in the dollar amount of selling and marketing expenses in 2009 is primarily due to a decrease in compensation resulting from lower headcount and lower sales commissions due to lower sales volume in 2009, reduced discretionary spending and a general salary freeze in 2009. In 2010, we expect to increase sales headcount by 15% to 20% and resume salary merit increases.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

General and administrative expenses (dollars in millions)	$29.7	$28.5	$(1.2)	(4)%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
General and administratvie employees (at end of period)	150	148	(2)	(1)%

The decrease in the dollar amount of general and administrative expenses in 2009 is primarily due to a decrease in professional services fees as approximately $0.9 million of fees were incurred in 2008 related to our historical stock option investigation. The decrease in 2009 is also attributable to lower discretionary spending, lower hiring costs and a general salary freeze in 2009. We expect to reinstate salary merit increases in 2010.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Depreciation expense (dollars in millions)	$4.0	$4.4	$0.4	10%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense in 2009 is primarily attributable to leasehold improvements completed in 2009.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$1.4	$2.3	$0.9	64%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The increase in amortization expense in 2009 is primarily attributable to amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008 and Strategic Oxygen on December 1, 2009, partially offset by a decrease in amortization from an acquisition in 2003 that became fully amortized in 2008.

Reorganization Costs

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Reorganization costs (dollars in millions)	$—	$5.4	$5.4	N/A
Reorganization costs as a percentage of total revenues	—	2%	2	N/A

Reorganization costs in 2009 consist of $3.1 million incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions and approximately $2.3 million incurred in the fourth quarter of 2009 for costs related to facility consolidations primarily in Cambridge, Massachusetts.

Other Income, Net

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Other income, net (dollars in millions)	$5.4	$2.3	$(3.1)	(57)%
Other income, net as a percentage of total revenues	2%	1%	(1)	50%

Other income, net, which consists primarily of interest income and foreign exchange gains and losses, declined in 2009 primarily due to a decline interest income resulting from a significant decrease in the rates of return on our investments.

Gains (Losses) on Investments

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Gain (losses) on investments, net (dollars in millions)	$1.5	$(1.0)	$(2.5)	(165)%
Gains (losses) on investments, net as a percentage of total revenues	1%	(1)%	(2)	(200)%

In 2008 we sold the remainder of our investment in comScore, Inc. and received proceeds of approximately $2.3 million resulting in a gain of approximately $2.0 million. In 2008 and 2009, we recognized net losses from our non-marketable investments of approximately $0.6 million and $1.0 million, respectively.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2008	2009	(Decrease)	(Decrease)

Provision for income taxes (dollars in millions)	$15.6	$14.9	$(0.7)	(4)%
Effective tax rate	35%	44%	9	26%

The increase in our effective tax rate in 2009 is primarily due to an increase in state taxes, an increase in non-deductible expenses including stock-based compensation and a non-cash foreign exchange loss on the remeasurement of a euro-denominated deferred tax liability. In addition, the 2008 effective tax rate was reduced by a reduction in a valuation allowance on foreign deferred tax assets that did not recur in 2009.

2008 compared to 2007

Revenues

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Revenues (dollars in millions)	$212.1	$240.9	$28.8	14%
Revenues from research services (dollars in millions)	$131.2	$155.4	$24.2	18%
Revenues from advisory services and other (dollars in millions)	$80.9	$85.5	$4.6	6%
Revenues attributable to customers outside of the US (dollars in millions)	$62.3	$67.9	$5.6	9%
Percentage of revenue attributable to customers outside of the US	29%	28%	(1)	(3)%
Number of clients (at end of period)	2,468	2,643	175	7%
Number of research employees (at end of period)	336	409	73	22%
Number of events	13	14	1	8%

The increase in total revenues, research services revenues and international revenues in 2008 is primarily due to an increase in the number of clients, which resulted primarily from an increase in sales personnel, the acquisition of JupiterResearch, favorable exchange rates, reduced discounting and increased prices. Of the 14% increase in revenues, the acquisition of JupiterResearch accounted for 3% and the impact of exchange rates accounted for 1%. The increase in advisory services and other revenues is primarily attributable to an increased demand for these services and an increase in research personnel available to deliver such services. No single client company accounted for more than 2% of revenues during 2007 or 2008.

The decrease in international revenues as a percentage of total revenues is primarily attributable to demand for our products and services growing at a faster rate domestically than internationally.

Research services revenues as a percentage of total revenues increased from 62% in 2007 to 64% in 2008 as a result of our objective to drive a higher percentage of our total revenue from research services. In 2008 we modified our sales compensation plan for greater alignment with this objective.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$81.6	$87.8	$6.2	8%
Cost of services and fulfillment as a percentage of total revenues	38%	36%	(2)	(5)%
Number of research and fulfillment employees (at end of period)	412	495	83	20%

The increase in cost of services and fulfillment in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of research and fulfillment employees, both as a result of the acquisition of JupiterResearch and organically, partially offset by a decrease in stock-based compensation. The acquisition of JupiterResearch resulted in additional cost of services and fulfillment expense of $3.3 million. The decrease in cost of services and fulfillment as a percentage of total revenues is primarily attributable to an increased revenue base and the focus on expense management in the second half of 2008 in light of the global economic downturn.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$71.8	$79.9	$8.1	11%
Selling and marketing expenses as a percentage of total revenues	34%	33%	(1)	(3)%
Selling and marketing employees (at end of period)	357	403	46	13%

The increase in selling and marketing expenses in dollars is primarily attributable to increased compensation and benefits costs resulting from an increase in the number of selling and marketing employees, including as a result of the acquisition of JupiterResearch. The acquisition of JupiterResearch resulted in additional selling and marketing expense of $1.4 million. The decrease in selling and marketing expenses as a percentage of total revenues is primarily attributable to an increased revenue base and the focus on expense management in the second half of 2008 in light of the global economic downturn.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

General and administrative expenses (dollars in millions)	$30.7	$29.7	$(1.0)	(3)%
General and administrative expenses as a percentage of total revenues	14%	12%	(2)	(14)%
General and administratvie employees (at end of period)	134	150	16	12%

The decrease in general and administrative expenses in dollars and as a percentage of total revenues is primarily attributable to decreased professional services costs associated with the historical stock option investigation offset by increased compensation and benefits costs resulting from an increase in the number of general and administrative employees, including those added as a result of the acquisition of JupiterResearch. The acquisition of JupiterResearch resulted in additional general and administrative expense of $0.4 million.

Depreciation

Depreciation expense remained consistent at $4.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$1.2	$1.4	$0.2	17%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The increase in amortization expense is primarily attributable to amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008, offset by a decrease in the amortization of the intangible assets from an acquisition in 2003 that became fully amortized in 2008.

Other Income, Net

Other income, net decreased 36% to $5.4 million in 2008 from $8.4 million in 2007. The decrease is primarily due to a net foreign exchange loss of $1.6 million resulting primarily from the remeasurement of certain intercompany payables and receivables. Of the loss recognized, $1.9 million related to periods prior to 2008. Also contributing to the decrease in other income was lower interest income primarily attributable to lower returns on invested capital.

Gains (Losses) on Investments

In 2007, we sold approximately 20,000 shares of comScore, Inc., receiving proceeds of approximately $0.7 million and recognizing a gain of approximately $0.6 million related to the sale. In 2008, we sold the remaining 106,000 shares of comScore, receiving proceeds of approximately $2.3 million and recording a gain of approximately $2.0 million related to the sale. In 2007 and 2008, we recognized net losses from our non-marketable investments of approximately $1.6 million and $0.6 million, respectively.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Provision for income taxes (dollars in millions)	$11.1	$15.6	$4.5	41%

During 2008, our effective tax rate was 35% compared to 37% in 2007. The decrease in our effective tax rate for 2008 resulted primarily from a decrease in a valuation allowance against foreign deferred tax assets and a decrease in nondeductible expenses including nondeductible stock compensation, partially offset by a decrease in tax exempt investment income.

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during 2009, are annually renewable and are generally payable in advance. We generated cash from operating activities of $43.1 million during 2009 and $43.7 million during 2008. The slight decrease in cash provided from operations is primarily attributable to a $10.3 million decrease in net income in 2009 that was almost completely offset by changes in working capital and an increase in non-cash depreciation and amortization charges in 2009.

During 2009, we used $59.5 million of cash in investing activities, consisting primarily of $33.5 million used for net purchases of marketable investments and a $16.8 million increase in restricted cash. The restricted cash was comprised of $14.8 million placed in escrow under a lease signed in 2009 for leasehold improvements for our new headquarters to be constructed in Cambridge, Massachusetts, as well as $2.0 million of the purchase price placed in escrow in connection our acquisition of Strategic Oxygen in December 2009. Investing activities in 2009 also included $5.6 million for acquisitions of businesses and $4.3 million for purchases of property and equipment. During 2008, we generated $38.6 million of cash from investing activities, consisting primarily of $63.7 million generated from net sales of marketable investments, partially offset by $22.4 million for the acquisition of JupiterResearch and $3.7 million for the purchase of property and equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

Our financing activities principally consist of repurchases of our common stock and the issuance of stock under our equity incentive and employee stock purchase plans. During 2009, we used $20.4 million to repurchase stock and received approximately $4.3 million of proceeds from exercises of stock options and our employee stock purchase plan. During 2008, we used $30.4 million to repurchase stock and received approximately $27.1 million of proceeds from exercises of stock options and our employee stock purchase plan. Our Board of Directors has authorized an aggregate $200.0 million to purchase our common stock under a stock repurchase program. As of December 31, 2009, we had cumulatively repurchased approximately 7.0 million shares of common stock at an aggregate cost of approximately $141.3 million. We plan to continue to repurchase our common stock during 2010.

As of December 31, 2009, we held approximately $39.5 million ($42.7 million at par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government or municipalities. In February 2008, auctions began to fail for these securities. Throughout 2009 auction failures continued and, as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $31.7 million, par value) at anytime during a two-year period from June 30, 2010 — July 2, 2012 (“UBS ARS”). We currently intend to sell our UBS ARS, valued at $29.6 million at December 31, 2009, to UBS under the Right during the second half of 2010. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.

As of December 31, 2009, we had cash and cash equivalents of $97.8 million and marketable investments of $162.0 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2009, we had future contractual obligations as follows:

Contractual
Obligations	Total	2010	2011	2012	2013	2014	Thereafter
			(In thousands)

Operating leases	$107,598	$9,487	$7,010	$6,785	$6,391	$6,286	$71,639

Under a build-to-suit lease entered into on September 29, 2009, whereby the landlord will build a new corporate headquarters for us in Cambridge, Massachusetts, we have committed to construct approximately $14.8 million of leasehold improvements in the building under the terms of the lease. Due to the uncertainty regarding the timing and final amount of the payments, the above table does not include the $14.8 million of future leaseholds. We expect to incur the majority of these costs in 2011. The funding for the leasehold improvements has been placed in an escrow account and is included in restricted cash on the Consolidated Balance Sheets at December 31, 2009. The $14.8 million in escrow will be increased or decreased based upon the final estimate of construction costs and will be released from escrow as the leasehold improvements are constructed.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, and the ARS for which we have accepted the Right from UBS, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

At December 31, 2009, we held approximately $39.5 million ($42.7 million at par value) of ARS. In February 2008, auctions for these securities began to fail and continued to fail throughout 2009. The Right from UBS, one of our investment advisors, entitles us to sell at par value auction-rate securities originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). At December 31, 2009, ARS subject to the Right had a fair value and par value of $29.6 million and $31.7 million, respectively. In accepting the Right, we granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. Although we expect to sell our UBS ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, the UBS ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the UBS ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the UBS ARS. We valued the Right as a put option asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. The combined fair value of the right and the UBS ARS is equal to the par value of the UBS ARS. The assumptions used in valuing both the UBS ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to their fair value. The remaining $9.9 million ($11.0 at par value) of ARS may not be accessible for in excess of twelve months because of continued failed auctions and have been classified in the Consolidated Balance Sheets as long-term marketable investments as of December 31, 2009. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We valued the ARS using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS, based on data available at December 31, 2009. The assumptions used in valuing these ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of these ARS

The following table provides information about our investment portfolio (excluding the value of the Right of $2.1 million). For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal amounts by expected maturity or auction reset dates in U.S. dollars (dollars in thousands):

	Years Ended
	December 31,
	2010	2011	2012

State and municipal agency obligations	$69,301	$16,096	$—
Federal agency and corporate obligations	34,827	30,047	9,616

Total investments	$104,128	$46,143	$9,616
Weighted average interest rates	1.63%	1.56%	1.77%

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. To date, the effect of changes in currency exchange rates has not had a significant impact on our financial position or our results of operations. Accordingly, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro or other foreign currencies. As of December 31, 2009, the total assets, excluding goodwill and intangible assets, related to non-U.S. dollar denominated currencies were approximately $66.2 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2009 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 of the consolidated financial statements, effective January 1, 2007, the company adopted accounting standards related to uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 12, 2010

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In thousands, except
	per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,478	$97,805
Marketable investments (Note 4)	83,951	152,037
Accounts receivable, net (Note 12)	64,226	67,436
Deferred income taxes (Note 6)	7,947	5,276
Deferred commissions	9,749	9,631
Prepaid expenses and other current assets	15,553	8,616

Total current assets	310,904	340,801
Long-term marketable securities (Note 4)	46,500	9,950
Restricted cash (Notes 2 and 7)	—	16,770
Property and equipment, net (Note 12)	6,759	5,823
Deferred income taxes (Note 6)	8,523	10,323
Goodwill (Note 3)	67,424	68,314
Intangible assets, net (Note 3)	7,138	12,108
Non-marketable investments (Note 5)	7,000	5,546
Other assets	703	561

Total assets	$454,951	$470,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,532	$2,078
Accrued expenses (Note 12)	27,527	30,168
Deferred revenue	113,844	117,888

Total current liabilities	144,903	150,134
Non-current liabilities	6,551	8,117

Total liabilities	151,454	158,251

COMMITMENTS (NOTE 7)
STOCKHOLDERS’ EQUITY (NOTE 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 29,146 and 29,362 in 2008 and 2009, respectively
Outstanding — 23,045 and 22,334 in 2008 and 2009, respectively	291	294
Additional paid-in capital	315,149	325,207
Retained earnings	110,693	129,559
Treasury stock — 6,101 and 7,028 in 2008 and 2009 respectively, at cost	(120,851)	(141,250)
Accumulated other comprehensive loss	(1,785)	(1,865)

Total stockholders’ equity	303,497	311,945

Total liabilities and stockholders’ equity	$454,951	$470,196

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2008	2009
	(In thousands, except per share data)

REVENUES:
Research services	$131,163	$155,339	$157,726
Advisory services and other	80,893	85,536	75,626

Total revenues	212,056	240,875	233,352

OPERATING EXPENSES:
Cost of services and fulfillment	81,608	87,802	84,266
Selling and marketing	71,830	79,944	76,094
General and administrative	30,749	29,723	28,461
Depreciation	3,986	4,007	4,380
Amortization of intangible assets	1,232	1,435	2,290
Reorganization costs	—	—	5,441

Total operating expenses	189,405	202,911	200,932

Income from operations	22,651	37,964	32,420
Other income, net	8,372	5,373	2,297
Gains (losses) on investments, net	(1,019)	1,473	(982)

Income before income taxes	30,004	44,810	33,735
Income tax provision	11,061	15,595	14,869

Net income	$18,943	$29,215	$18,866

Basic income per common share	$0.82	$1.27	$0.83

Diluted income per common share	$0.80	$1.24	$0.82

Basic weighted average common shares outstanding	23,074	23,062	22,645

Diluted weighted average common shares outstanding	23,729	23,585	22,884

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	(Loss)	Equity	Income
	(In thousands)

Balance, December 31, 2006	27,884	$279	$270,306	$62,766	4,839	$(85,834)	$(2,612)	$244,905
Cumulative effect of adoption of accounting for uncertain tax positions	—	—	—	(231)	—	—	—	(231)
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	281	3	5,800	—	—	—	—	5,803
Stock-based compensation expense	—	—	8,325	—	—	—	—	8,325
Purchase of common stock	—	—	—	—	172	(4,594)	—	(4,594)
Net income	—	—	—	18,943	—	—	—	18,943	$18,943
Unrealized gain on marketable investments, net of tax	—	—	—	—	—	—	2,196	2,196	2,196
Cumulative translation adjustment	—	—	—	—	—	—	(331)	(331)	(331)

Total comprehensive income									$20,808

Balance, December 31, 2007	28,165	282	284,431	81,478	5,011	(90,428)	(747)	275,016
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	981	9	25,429	—	—	—	—	25,438
Stock-based compensation expense	—	—	5,289	—	—	—	—	5,289
Purchase of common stock	—	—	—	—	1,090	(30,423)	—	(30,423)
Net income	—	—	—	29,215	—	—	—	29,215	$29,215
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(1,724)	(1,724)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	686	686	686

Total comprehensive income									$28,177

Balance, December 31, 2008	29,146	291	315,149	110,693	6,101	(120,851)	(1,785)	303,497
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	216	3	4,013	—	—	—	—	4,016
Stock-based compensation expense	—	—	6,045	—	—	—	—	6,045
Purchase of common stock	—	—	—	—	927	(20,399)	—	(20,399)
Net income	—	—	—	18,866	—	—	—	18,866	$18,866
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(440)	(440)	(440)
Cumulative translation adjustment	—	—	—	—	—	—	360	360	360

Total comprehensive income									$18,786

Balance, December 31, 2009	29,362	$294	$325,207	$129,559	7,028	$(141,250)	$(1,865)	$311,945

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2008	2009
	(In thousands)

Cash flows from operating activities:
Net income	$18,943	$29,215	$18,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	3,986	4,007	5,278
Amortization of intangible assets	1,232	1,435	2,290
Net losses (gains) from investments	1,019	(1,473)	982
Deferred income taxes	6,878	1,503	1,943
Stock-based compensation	8,326	5,358	6,111
Amortization of premium on investments	607	870	1,167
Foreign currency losses	—	1,611	1,107
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(9,486)	7,400	(2,090)
Deferred commissions	(514)	881	119
Prepaid expenses and other current assets	(3,552)	(4,184)	7,092
Accounts payable	1,171	(893)	(2,342)
Accrued expenses	(315)	(2,289)	(69)
Deferred revenue	9,841	211	2,645

Net cash provided by operating activities	38,136	43,652	43,099

Cash flows from investing activities:
Acquisitions	—	(22,406)	(5,592)
Purchases of property and equipment	(5,106)	(3,698)	(4,284)
Purchases of marketable investments	(1,240,584)	(1,224,793)	(645,312)
Proceeds from sales and maturities of marketable investments	1,217,367	1,288,532	611,859
Increase in restricted cash	—	—	(16,770)
Other investing activity	3,036	937	558

Net cash (used in) provided by investing activities	(25,287)	38,572	(59,541)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	4,896	18,577	4,282
Excess tax benefits from stock-based compensation	101	8,476	—
Repurchases of common stock	(4,594)	(30,423)	(20,399)

Net cash provided by (used in) financing activities	403	(3,370)	(16,117)

Effect of exchange rate changes on cash and cash equivalents	754	(2,539)	886

Net increase (decrease) in cash and cash equivalents	14,006	76,315	(31,673)
Cash and cash equivalents, beginning of year	39,157	53,163	129,478

Cash and cash equivalents, end of year	$53,163	$129,478	$97,805

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,719	$7,992	$10,945

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(1)	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or “the Company”) conducts independent research and provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to specific roles, including principally senior management, business strategists, and marketing and technology professionals at $1 billion-plus revenue companies who collaborate with Forrester to align their technology investments with their business goals. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Fair Value Measurements

Effective January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the accounting standard for these assets and liabilities did not have a material impact on our financial position or results of operations.

Effective January 1, 2008, the Company adopted a newly issued accounting standard for fair value measurements for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of the accounting standard did not have a material impact on our financial position or results of operations.

The Company has certain financial assets recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Fair value based on inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Fair value based on unobservable inputs that are supported by little or no market activity and such inputs are significant to the fair value of the assets or liabilities.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reflected in the Consolidated Balance Sheets for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. The Company’s investments with an auction reset feature and for which the Company does not have the ability to sell within one year from the balance sheet date are classified as long-term investments.

The Company’s investments are comprised of securities of U.S. government agencies, municipal notes some of which mature on auction reset feature (Auction Rate Securities or ARS), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Forrester accounts for all marketable investments, except for ARS subject to the right offering with UBS as discussed further in Note 4, as available-for-sale securities and as such are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2007, 2008 and 2009 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

During the fourth quarter of 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income, net, in the Consolidated Statements of Income. See Note 4.

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

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2007, 2008 and 2009.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currencies. These subsidiary financial statements are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency (principally certain intercompany payables and receivables) are included in other income, net in the Consolidated Statements of Income. Forrester recorded net foreign exchange losses in other income, net related to remeasurement of intercompany transactions of $1.6 million during the year ended December 31, 2008, of which $1.9 million related to prior years. For the year ended December 31, 2009, Forrester recorded $1.1 million of foreign exchange losses in other income, net. In addition, Forrester’s German holding companies, for which the functional currency is the United States dollar, recognized $0.8 million, $0.6 million and $(0.6) million of remeasurement gains (losses) on its deferred tax liability in income tax expense for the years ended December 31, 2007, 2008 and 2009, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009

Net unrealized gain (loss) on marketable investments, net of taxes	$365	$(75)
Cumulative translation adjustment	(2,150)	(1,790)

Total accumulated other comprehensive loss	$(1,785)	$(1,865)

The components of comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009

Net income	$18,943	$29,215	$18,866
Cumulative translation adjustment	(331)	686	360
Unrealized gain (loss) on marketable investments:
Change in unrealized gain (loss) on marketable investments, net of taxes	2,552	(4,699)	(440)
Reclassification adjustment for realized gains in net income, net of taxes	(356)	(1,095)	—
Reclassification adjustment for realized loss from transfer of ARS from available-for-sale securities to trading securities, net of taxes	—	4,070	—

Total comprehensive income	$20,808	$28,177	$18,786

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services and consulting projects, hosting events and conducting teleconferences. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Losses on consulting project contracts are recognized in the period in which the loss first becomes probable and reasonably estimable. Forrester teleconferences revenue and reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual memberships that include access to research, unlimited phone or email analyst inquiry, unlimited participation in Forrester teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for stock-based awards are classified as financing cash flows. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.

Forrester recorded approximately $8.3 million, $5.4 million and $6.1 million of stock-based compensation expense in the following expense categories for the years ended December 31, 2007, 2008 and 2009, respectively, (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Cost of services and fulfillment	$4,245	$2,776	$2,961
Selling and marketing	1,730	988	1,123
General and administrative	2,351	1,594	2,027

Total	$8,326	$5,358	$6,111

The options granted under the equity incentive plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2007	2008		2009
	Equity Incentive	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Plans	Purchase Plan	Plans	Purchase Plan

Average risk-free interest rate	4.50%	2.59%	2.41%	1.85%	0.29%
Expected dividend yield	None	None	None	None	None
Expected life	3.24 Years	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	35%	35%	35%	44%	44%
Weighted average fair value	$8.28	$8.00	$7.27	$8.38	$6.81

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No shares under the employee stock purchase plan were issued in 2007. The dividend yield of zero is based on the fact that Forrester had never paid cash dividends and had no intention to pay regular cash dividends as of the grant date. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2009 was $4.6 million, with a weighted average remaining recognition period of 1.55 years.

Allowance for Doubtful Accounts

Forrester maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, the Company makes judgments regarding the collectability of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in the customer payment terms. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if the financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly.

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

Estimated
Useful Life

Computers and equipment	2 to 5 Years
Computer software	3 Years
Furniture and fixtures	7 Years
Leasehold improvements	Shorter of life of the asset or term of lease

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets over the respective lives as follows:

Estimated
Useful
Life

Customer relationships	5 to 11 Years
Research content	1 to 2 Years
Registered trademarks	1 Year
Technology	7 Years

Income Taxes

Forrester recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is comprised of a current and a deferred provision for federal, state and foreign jurisdictions. The current provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated as the net change during the year in deferred tax

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Forrester accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates these tax positions on a quarterly basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options.

Basic and diluted weighted average common shares are as follows:

	Years Ended December 31,
	2007	2008	2009
	(In thousands)

Basic weighted average common shares outstanding	23,074	23,062	22,645
Weighted average common equivalent shares	655	523	239

Diluted weighted average common shares outstanding	23,729	23,585	22,884

As of December 31, 2007, 2008 and 2009, options to purchase approximately 1.3 million, 1.5 million and 2.0 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

(2)	Acquisitions

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. This update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial position or results of operations.

Strategic Oxygen

On December 1, 2009, Forrester acquired the Strategic Oxygen business to further support Forrester’s syndicated business model and the Company’s role-based strategy. The total purchase price was approximately $7.3 million, of which approximately $4.6 million was paid on the acquisition date, $0.5 million was paid in February 2010 and $0.4 million is payable in June 2011 subject to reduction for indemnification claims. The remaining purchase price of $1.8 million represented contingent purchase price valued as of December 1, 2009, which was subject to adjustment based on the achievement of certain financial metrics related to the acquired business. Of the $1.8 million contingent purchase price, $0.2 million was paid in December 2009 and $1.2 million was paid by February 2010 as full consideration. At December 31, 2009, the Company maintained approximately $2.0 million in an escrow account classified as restricted cash in the Consolidated Balance Sheets related to the contingent purchase price. The results of Strategic Oxygen, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since December 1, 2009 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

Forrester Middle East FZ-LLC

On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total purchase price was approximately $1.1 million of which approximately $0.6 million was paid on the acquisition date, $0.2 million was paid in the three months ended June 30, 2009 and $0.3 million was contingent upon the acquired company meeting certain financial metrics, which were not met and accordingly the final $0.3 million was not required to be paid by Forrester. The results of FME’s operations, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since January 22, 2009, with the revenue included within the client group segment to which it relates. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for Strategic Oxygen and FME is as follows (in thousands):

Assets:
Accounts receivable	$1,972
Prepaid expenses	33
Property and equipment	26
Goodwill	1,409
Intangible assets	7,261

Total assets	10,701

Liabilities:
Accounts payable	387
Accrued expenses	1,471
Deferred revenue	450

Total liabilities	2,308

Net assets acquired	$8,393

A portion of the goodwill is expected to be deductible for tax purposes.

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Useful
	Assigned	Life
	Value	(In Years)

Customer relationships	$2,958	10
Technology	1,507	7
Research content	2,500	1
Trademarks and other	296	1

	$7,261

On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc., (“Holdings”) the parent company of JupiterResearch, LLC (“JupiterResearch”). JupiterResearch provided business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition supported the Company’s role-based strategy and added greater depth and breadth to the marketing and strategy syndicated product offering, increased the number of client companies and was expected to reduce operating expenses of the combined entity through economies of scale. The total consideration was $22.0 million which consisted of initial cash consideration of $23.0 million less a working capital adjustment of $1.0 million which was received in the fourth quarter of 2008. The aggregate purchase price of $22.6 million consisted of $22.0 million for the acquisition of all outstanding shares of Holdings common stock, $0.4 million of direct acquisition costs and $0.2 million for severance related to 14 employees of JupiterResearch terminated as a result of the acquisition. The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008 in the Marketing and Strategy Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for JupiterResearch is as follows (in thousands):

Assets:
Accounts receivable	$2,636
Prepaid expenses and other current assets	500
Property and equipment, net	398
Deferred tax asset, net	1,738
Goodwill	14,807
Intangible assets	8,267

Total assets	28,346

Liabilities:
Accounts payable	419
Accrued expenses	996
Deferred revenue	4,378

Total liabilities	5,793

Net assets acquired	$22,553

A portion of the goodwill is expected to be deductible for tax purposes.

(3)	Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), Marketing and Strategy Client Group (“M&S”) and Events segments is as follows (in thousands):

	IT	TI	M&S	Events	Total

Balance, December 31, 2007	$23,001	$24,104	$4,598	$1,974	$53,677
Acquisition of JupiterResearch	—	—	15,404	—	15,404
Purchase accounting adjustments(1)	(472)	(494)	(94)	(40)	(1,100)
Translation adjustments	(238)	(250)	(48)	(21)	(557)

Balance, December 31, 2008	22,291	23,360	19,860	1,913	67,424
Acquistions	7	1,395	6	1	1,409
Purchase accounting adjustments(2)	—	—	(597)	—	(597)
Translation adjustments	26	27	23	2	78

Balance, December 31, 2009	$22,324	$24,782	$19,292	$1,916	$68,314

(1)	The Company reduced goodwill for the utilization or anticipated utilization of acquired net operating losses for which a valuation allowance was recorded at the acquisition date.

(2)	Adjustments relate to the finalization of the JupiterResearch acquisition on July 31, 2009, primarily relating to tax attributes that were finalized in the first quarter of 2009.

As of December 31, 2009, the Company had no accumulated goodwill impairment losses.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Forrester’s intangible assets as of December 31, 2008 and 2009 is as follows:

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$27,239	$20,862	$6,377
Research content	3,560	2,909	651
Trademarks	802	692	110

Total	$31,601	$24,463	$7,138

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)

Amortizable intangible assets:
Customer relationships	$30,478	$22,398	$8,080
Research content	6,060	3,727	2,333
Technology	1,507	16	1,491
Trademarks	876	808	68
Other	223	87	136

Total	$39,144	$27,036	$12,108

Amortization expense related to intangible assets was approximately $1.2 million, $1.4 million and $2.3 million during the years ended December 31, 2007, 2008 and 2009, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2010	$3,622
Year ending December 31, 2011	1,773
Year ending December 31, 2012	1,241
Year ending December 31, 2013	1,128
Year ending December 31, 2014	1,034
Thereafter	3,310

Total	$12,108

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2008
Available-for-sale securities
State and municipal obligations	$70,455	$701	$—	$71,156
Federal agency and corporate obligations(1)	83,550	64	(86)	83,528

Total short-term available-for-sale securities	154,005	765	(86)	154,684
Non-UBS ARS, long-term	11,000	—	—	11,000

Total available-for-sale securities	165,005	765	(86)	165,684
Trading securities
UBS ARS	35,500	—	(6,887)	28,613
UBS Right	—	6,887	—	6,887

Total securities	$200,505	$7,652	$(6,973)	$201,184

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2009
Available-for-sale securities
State and municipal obligations	$45,392	$482	$(2)	$45,872
Federal agency and corporate obligations	73,992	498	—	74,490

Total short-term available-for-sale securities	119,384	980	(2)	120,362
Non-UBS ARS	11,000	—	(1,050)	9,950

Total available-for-sale securities	130,384	980	(1,052)	130,312
Trading securities
UBS ARS	31,675	—	(2,100)	29,575
UBS Right	—	2,100	—	2,100

Total securities	$162,059	$3,080	$(3,152)	$161,987

(1)	$70.7 million of marketable investments with an original maturity of less than 90 days is included in cash and cash equivalents at December 31, 2008.

In 2007, Forrester owned an approximate 1.2% ownership interest in comScore, Inc. (“comScore”), a provider of infrastructure services which utilizes proprietary technology to accumulate comprehensive information on consumer buying behavior. In June 2007, comScore (NASDAQ: SCOR) completed an initial public offering in which Forrester’s ownership interest was converted to approximately 126,000 shares. In December 2007, Forrester sold approximately 20,000 shares for proceeds of approximately $0.7 million and recognized a gain of approximately $0.6 million. In 2008, Forrester sold the remaining 106,000 shares of comScore for proceeds of approximately $2.3 million and recognized a gain of approximately $2.0 million.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2009. In February 2008, certain ARS that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued throughout 2009 and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their current auction reset dates. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2016 and 2041 with $0.3 million maturing in five to ten years and $39.2 million maturing after ten years.

	FY 2010	FY 2011	FY2012	Total
	(In thousands)

Federal agency and corporate obligations	$34,827	$30,047	$9,616	$74,490
Non-ARS state and municipal obligations	29,776	16,096	—	45,872
UBS ARS	29,575	—	—	29,575
Non-UBS ARS	9,950	—	—	9,950
UBS Right	2,100	—	—	2,100

Total	$106,228	$46,143	$9,616	$161,987

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of December 31, 2008
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Federal agency and corporate obligations	$8,533	$86	$—	$—

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$1,148	$2	$—	$—
Non-UBS ARS	11,000	1,050	—	—

Total	$12,148	$1,052	$—	$—

In November 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), one of its investment advisors, entitling the Company to sell at par value auction-rate securities originally purchased from UBS ($29.6 million fair value and $31.7 million par value at December 31, 2009) at any time during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). In accepting the Right, the Company also granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. Although the Company expects to sell its UBS ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s UBS ARS. As the Company intends to exercise the Right during 2010, it has classified the UBS ARS in current assets in the Consolidated Balance Sheets. If the Company does not exercise the Right, the UBS ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the UBS ARS if the auction process fails. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

The enforceability of the Right results in a put option that is recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2009, the fair value of the Right was

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.1 million, which is classified as a marketable investment in current assets in the Consolidated Balance Sheets. The Company made an election to measure the Right at fair value in order to match the changes in the fair value of the ARS. The Company valued the Right using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flow, based on data available as of December 31, 2009 and adjusted for any bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company classified its ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive loss on the Consolidated Balance Sheets. In connection with the acceptance of the UBS offer in November 2008, the Company reclassified its ARS subject to the Right from available-for-sale to trading securities. The transfer to trading securities reflects the Company’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to its agreement with UBS, the Company’s intent was to hold the UBS ARS until the earlier of an anticipated recovery in market value or maturity. Upon transfer to trading securities, the Company recognized an unrealized loss of approximately $6.9 million, included in other income, net for the year ended December 31, 2008, for the amount of the unrealized loss not previously recognized in earnings. This amount offset a $6.9 million gain recognized for the initial value of the Right for the year ended December 31, 2008.

The Company holds additional ARS ($10.0 million fair value and $11.0 million par value at December 31, 2009) with another investment advisor who has not made an offer similar to UBS. These ARS will continue to be held as available-for-sale and are classified as a long-term asset in the Consolidated Balance Sheets. The Company intends to retain its investment in the issuer of these ARS until the earlier of an anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

There were no gross realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds for the years ended December 31, 2007, 2008 or 2009.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis as of December 31, 2008 and 2009 (in thousands):

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total

Money market funds(1)	$14,529	$—	$—	$14,529
Federal agency and corporate obligations(2)	—	83,528	—	83,528
State and municipal obligations	—	71,156	39,613	110,769
UBS Right	—	—	6,887	6,887

Total	$14,529	$154,684	$46,500	$215,713

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Money market funds(1)	$50,472	$—	$—	$50,472
Federal agency and corporate obligations	—	74,490	—	74,490
State and municipal obligations	—	45,872	39,525	85,397
UBS Right	—	—	2,100	2,100

Total	$50,472	$120,362	$41,625	$212,459

(1)	included in cash and cash equivalents.

(2)	$70.7 million included in cash and cash equivalents.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investment at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009, the Company held ARS with two investment advisors, both of which provided a valuation of Level 3 inputs for the ARS investments. One investment advisor utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The discounted cash flow technique was used to value the ARS investments that were principally backed by student loans, which has had virtually no market activity since the auction failures began in 2008. The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on Level 3 data available at December 31, 2009. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS. The other investment advisor provided a valuation at par value based on the limited market activity, which Forrester considered to be a Level 3 input, in addition to the underlying credit rating of the ARS, which was generally related to municipalities. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.1 million. The Company believes that the loss is temporary due to the underlying credit rating of the securities and the fact that the Company has the intent and ability to hold the securities until a full recovery has occurred. The assumptions used in valuing both the ARS and the Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 and 2009 (in thousands):

	UBS
	Right	ARS

Balance at December 31, 2007	$—	$—
Transferred to Level 3		120,200
Sales/Maturities	—	(73,700)
Issuance of Right	6,887
Total loss included in earnings	—	(6,887)

Balance at December 31, 2008	6,887	39,613
Sales/Maturities	—	(3,825)
Total gains (losses):
Included in other comprehensive loss	—	(1,050)
Included in earnings	(4,787)	4,787

Balance at December 31, 2009	$2,100	$39,525

(5)	Non-Marketable Investments

At December 31, 2008 and 2009, the carrying value of the Company’s non-marketable investments, which were comprised primarily of interests in private equity funds, were $7.0 million and $5.5 million, respectively.

One of the Company’s investments, with a book value of $2.5 million and $1.9 million at December 31, 2008 and 2009, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairment in its value occurs or the investment is liquidated. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the years ended December 2007, 2008 and 2009, the Company recorded losses of approximately $1.6 million, $0.6 million and $1.0 million, respectively, which are included in investment gains (losses) in the Consolidated Statements of Income. During the years ended December 31, 2007, 2008 and 2009, gross distributions of $1.9 million, $0.6 million and $0.1 million, respectively, were received from the funds.

(6)	Income Taxes

Income from continuing operations before income tax provision for the years ended December 31, 2007, 2008 and 2009 consists of the following (in thousands):

	2007	2008	2009

Domestic	$25,886	$40,076	$33,094
Foreign	4,118	4,734	641

Total	$30,004	$44,810	$33,735

The components of the income tax provision for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	2007	2008	2009

Current:
Federal	$334	$9,238	$8,853
State	2,238	3,325	3,488
Foreign	1,611	1,515	585

	4,183	14,078	12,926
Deferred:
Federal	7,513	2,059	1,774
State	151	(43)	(346)
Foreign	(786)	(499)	515

	6,878	1,517	1,943

Income tax provision	$11,061	$15,595	$14,869

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2007, 2008 and 2009 is as follows:

	2007	2008	2009

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	6.2	4.7	6.1
Non-deductible expenses	1.5	0.4	0.7
Tax-exempt interest income	(8.1)	(3.8)	(3.0)
Stock option compensation deduction	2.7	(0.3)	1.1
Other, net	4.1	1.6	3.0
Change in tax rate	(5.8)	—	—
Exchange rate (gain) loss	(1.9)	(1.7)	1.8
Change in valuation allowance	3.2	(1.1)	(0.6)

Effective tax rate	36.9%	34.8%	44.1%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes as of December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009

Non-deductible reserves and accruals	$3,645	$4,469
Stock compensation	3,996	5,542
Depreciation and amortization	820	1,727
Net operating loss and other carryforwards	22,072	19,445

Gross deferred tax asset	30,533	31,183
Less — valuation allowance	(10,922)	(11,672)

Sub-total	19,611	19,511
Goodwill amortization	(5,291)	(6,930)
Deferred commissions	(3,831)	(3,912)

Net deferred tax asset	$10,489	$8,669

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

As of December 31, 2009 and 2008, the Company maintained a valuation allowance of approximately $11.7 million and $10.9 million, respectively, which primarily relates to foreign NOL carryforwards from a prior acquisition, foreign tax credit carryforwards and domestic capital losses.

As of December 31, 2009, the Company had federal NOL carryforwards of approximately $21.5 million. If unused, the NOL carryforwards would expire on various dates from 2013 through 2028. The use of these NOL carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of future ownership changes.

As of December 31, 2009 the Company had federal and state capital loss carryforwards of $1.0 million that expire in 2013 and had foreign tax credit carryforwards of $0.8 million that expire between 2012 and 2018.

The Company also has foreign net operating loss carryforwards of approximately $35.1 million, which can be carried forward indefinitely. Approximately $6.7 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

Upon the adoption of a newly issued accounting standard as of January 1, 2009 with respect to accounting for acquisitions, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to January 1, 2009.

During the years ended December 31, 2007 and 2008, the Company recognized approximately $0.1 million and $8.5 million, respectively, of tax benefits from excess tax deductions resulting from employee stock option exercises. The tax benefit was recorded as an increase to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes. No such tax benefits were recognized in the year ended December 31, 2009.

As of December 31, 2009, the Company has not provided for U.S. deferred income taxes on undistributed earnings of approximately $11.3 million for its foreign subsidiaries, since these earnings are to be indefinitely reinvested. Determination of the amount of U.S. income tax liability that would be incurred is not practicable.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted a new accounting standard concerning the accounting for income tax contingencies. This standard clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribed a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. The standard also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

	2007	2008	2009

Unrecognized tax benefits at January 1	$1,110	$1,409	$1,222
Gross increases for tax positions of prior years	320	398	—
Gross decreases for tax positions of prior years	—	(12)	(19)
Settlements	—	(320)	—
Lapse of applicable statute of limitations	(21)	(253)	(284)

Unrecognized tax benefits at December 31	$1,409	$1,222	$919

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material in the years ended December 31, 2007, 2008 and 2009. As of December 31, 2008 and 2009, the Company had approximately $0.2 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $0.9 million as of December 31, 2008 and $0.5 million as of December 31, 2009. It is reasonably possible that the gross unrecognized benefits will be decreased by a range of zero to $0.4 million within the next twelve months due primarily to the expiration of the relevant statutes of limitations.

(7)	Commitments

As of December 31, 2009, Forrester had future contractual obligations as follows for operating leases (in thousands):

2010	$9,487
2011	7,010
2012	6,785
2013	6,391
2014	6,286
Thereafter	71,639

Total minimum lease payments	$107,598

On September 29, 2009, the Company entered into a build-to-suit net lease (“Lease”) pursuant to which the landlord will build a new corporate headquarters building for the Company in Cambridge, Massachusetts. Pursuant to the Lease, as amended, the landlord will construct an approximately 190,000 square foot building (“Building”) and lease the Building and parcel to the Company to be used as its new corporate headquarters. During construction, the Company will continue to occupy its current corporate headquarters in Cambridge, Massachusetts under the existing lease for such premises. In accordance with the Lease, the Company placed $14.8 million in escrow for

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leasehold improvements for the Building, which is classified as restricted cash on the Consolidated Balance Sheets. The $14.8 million in escrow will be increased or decreased based upon the final estimate of construction costs and will be released from escrow as the leasehold improvements are constructed.

Aggregate rent expenses, net of sublease income, were approximately $9.4 million, $9.4 million and $10.0 million for the years ended December 31, 2007, 2008, and 2009, respectively.

(8)	Stockholders’ Equity

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

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $200 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2009, Forrester had repurchased approximately 7.0 million shares of common stock at an aggregate cost of $141.3 million, including commissions paid for the acquisition of the common stock.

Equity Plans

Forrester maintains the following four equity compensation plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors’ (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors Plan could be granted or issued.

In May 2006, the 2006 Plan was approved by the stockholders of the Company. The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 shares returned from the 1996 Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over two to four years and expire after 10 years and RSUs generally vest over three years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2009, approximately 3.3 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vest ratably over two to four years and expire after 10 years and are sometimes subject to performance conditions in addition to the passage of time. Options granted under the 1996 Plan immediately vest upon certain events, as described in the 1996 Plan.

In May 2006, the 2006 Directors’ Plan was approved by the stockholders of the Company. The 2006 Directors’ Plan provides for the issuance of options to purchase up to 450,000 shares of common stock. Under the 2006 Directors’ Plan, each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, each non-employee director will also receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan. As of December 31, 2009, approximately 0.2 million shares were available for future grant of awards under the 2006 Directors Plan.

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

Stock Options

Stock option activity for the year ended December 31, 2009 is presented below (in thousands, except per share data):

		Weighted-	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (In Years)	Value

Outstanding at December 31, 2008	2,934	$25.16
Granted	460	24.80
Exercised	(134)	19.08
Forfeited	(170)	28.60

Outstanding at December 31, 2009	3,090	$25.18	6.30	$8,734

Exercisable at December 31, 2009	2,096	$24.67	5.26	$7,988

Vested and expected to vest at December 31, 2009	2,975	$25.16	6.30	$8,625

The total intrinsic value of options exercised during 2007, 2008 and 2009 was $2.5 million, $10.4 million and $0.7 million, respectively.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. The actual pro forma operating margin for 2006 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting was recognized on a prospective basis through the remainder of the vesting period. The expense related to these options was recognized on a graded basis.

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating margin targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months,

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the options could be forfeited, depending on the actual pro forma operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. The actual pro forma operating margin for 2007 resulted in the options vesting over 36 months and the expense related to these options is being recognized on a graded basis.

On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options were subject to performance criteria and would vest only if certain pro forma operating profit targets related to full year 2008 performance were achieved. The vesting of these options was over 24, 36 or 48 months, or the options could be forfeited, depending on the actual pro forma operating profit achieved for 2008. During 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period. The actual pro forma operating profit targets for 2008 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting will be recognized on a prospective basis through the remainder of the vesting period. The expense related to these options is being recognized on a graded basis.

Terminated employees have three months from date of termination to exercise their vested options. During 2007, following the Company’s conclusion that its historical financial statements could no longer be relied upon, the registration statement covering the offer and sale of stock upon the exercise of stock options was not available. As a result, no option holders were able to exercise their options and terminated employees faced the prospect of having their options expire before being able to exercise them. Because the suspension of the registration statement was not anticipated, the Company modified vested options held by terminated employees to extend their expiration dates to 30 days after the date the suspension was lifted, but no later than December 31, 2007 (tolled stock options). Options for terminated employees that were tolled before March 14, 2007 were accounted for as liability awards because the option holders were no longer employees at the time of the modification and because of the Company’s inability to provide shares upon exercise. When the Company’s registration statement covering the offer and sale of stock became available, these awards were reclassified as equity awards. Options that were tolled after March 14, 2007 were accounted for as equity awards because the options were tolled in conjunction with the employee’s termination. A summary of the options tolled during 2007 is as follows:

			Total
	Number of	Number of	Expense
	Individuals	Shares	(in 000’s)

Amount related to the modification of previously issued stock options	16	76,800	$533
Tolled stock options accounted for as liability awards and related fair market value adjustments	8	66,588	478

	24	143,388	$1,011

During 2007, the Board of Directors approved a tender offer to amend or replace certain previously granted stock options that had exercise prices less than the market value of the Company’s common stock on the correct measurement date and therefore would have been subject to tax under Internal Revenue Code Section 409A. In the tender offer, the Company adjusted the exercise prices of the affected options to the same prices used to calculate compensation expense in the consolidated financial statements. The Company agreed to compensate the employees who elected to participate in the tender offer by paying to each such person in January 2008 an amount equal to 105% of the difference between the original exercise price and the corrected exercise price for each affected option. In total, 117 employees had options to purchase approximately 213,000 shares modified in December 2007 in connection with the tender offer. The total incremental cost of the modification was approximately $0.4 million.

Restricted Stock Units

In 2009, Forrester issued to its employees 95,496 performance-based restricted stock units (“RSUs”). Each RSU represents the right to receive one share of Forrester common stock when the restrictions lapse and the vesting

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions are met. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and pro forma operating targets related to full year 2011 performance are achieved. Compensation expense in 2009 was recognized based on the assumption of 100% vesting of the RSUs.

RSU activity for the year ended December 31, 2009 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value

Unvested at December 31, 2008	—	$—
Granted	95,496	25.21
Vested or settled	—	—
Forfeited	(1,294)	25.25

Unvested at December 31, 2009	94,202	$25.21

Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, as amended and restated in 2009, provides for the issuance of up to 1.5 million shares of common stock and as of December 31, 2009 approximately 0.6 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period under the Stock Purchase Plan, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. The Company did not have purchase periods during 2007. Shares purchased by employees under the Stock Purchase Plan are as follows:

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2008	32,356	$23.38
December 31, 2008	35,598	$23.98
June 30, 2009	43,174	$20.87
December 31, 2009	38,212	$21.46

(9)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $2.0 million for each of the years ended December 31, 2007, 2008, and 2009.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Reorganization

During the first quarter of 2009, Forrester announced a reduction of its workforce by approximately 50 positions in response to conditions and demands of the market and a slower economy. Additionally, Forrester identified certain leased office space that was no longer required to support the ongoing business. As a result, Forrester recorded a reorganization charge of approximately $3.1 million in the three months ended March 31, 2009. Approximately 44% of the terminated employees were members of the sales force, while 38% and 18% held research and administrative roles, respectively. In addition, during the fourth quarter of 2009, Forrester incurred additional reorganization costs of $2.3 million related to facility consolidations primarily in Cambridge, Massachusetts. Of the $2.3 million fourth quarter charge, approximately $1.4 million relates to future lease payments through September 2011 and $0.9 million relates to the write-off of leasehold improvements.

The activity related to the reorganization during the year ended December 31, 2009 is as follows (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total

Total charge	$2,872	$2,569	$5,441
Cash payments	(2,774)	(84)	(2,858)
Non-cash portion of charge	—	(898)	(898)

Accrual at December 31, 2009	$98	$1,587	$1,685

The costs accrued at December 31, 2009 are expected to be paid in the amount of $1.3 million in 2010 and $0.4 million in 2011.

(11)	Operating Segment and Enterprise Wide Reporting

Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology (“IT”), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). All of the client groups generate revenues through sales of research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of sales personnel responsible for selling to clients within the client group’s target client base and research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Events” segment relate to the operations of the events sales and production departments. Revenue reported in the Events segment consists primarily of sponsorships and event tickets to Forrester events.

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding certain selling and marketing expenses, client services, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments (in thousands).

	IT	TI	M&S	Events	Consolidated

Year ended December 31, 2007
Revenue	$89,818	$64,936	$46,351	$10,951	$212,056
Direct margin	39,238	34,279	16,090	4,074	93,681
Corporate expenses					(69,798)
Amortization of intangible assets					(1,232)

Income from operations					$22,651

Year ended December 31, 2008
Revenue	$99,869	$69,621	$58,773	$12,612	$240,875
Direct margin	44,904	35,877	20,244	5,397	106,422
Corporate expenses					(67,023)
Amortization of intangible assets					(1,435)

Income from operations					$37,964

Year ended December 31, 2009
Revenue	$92,950	$66,848	$63,910	$9,644	$233,352
Direct margin	43,497	34,408	22,970	3,183	104,058
Corporate expenses					(63,807)
Amortization of intangible assets					(2,290)
Reorganization costs					(5,541)

Income from operations					$32,420

Net long-lived tangible assets by location as of December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009

United States	$5,447	$4,793
Europe (excluding United Kingdom)	934	765
United Kingdom	370	258
Other	8	7

	$6,759	$5,823

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2007, 2008, and 2009 are as follows (in thousands):

	2007	2008	2009

United States	$149,745	$172,973	$164,031
Europe (excluding United Kingdom)	25,328	31,179	31,011
United Kingdom	16,348	14,294	15,200
Canada	11,731	13,267	13,706
Other	8,904	9,162	9,404

	$212,056	$240,875	$233,352

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2008	2009

United States	71%	72%	70%
Europe (excluding United Kingdom)	12%	13%	13%
United Kingdom	8%	6%	7%
Canada	6%	6%	6%
Other	3%	3%	4%

	100%	100%	100%

(12)	Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2008 and 2009 consist of the following (in thousands):

	2008	2009

Computers and equipment	$10,787	$10,758
Computer software	10,155	10,828
Furniture and fixtures	3,909	4,653
Leasehold improvements	5,975	6,043

Total property and equipment	30,826	32,282
Less accumulated depreciation and amortization	24,067	26,459

	$6,759	$5,823

Accrued Expenses:

Accrued expenses as of December 31, 2008 and 2009 consist of the following (in thousands):

	2008	2009

Payroll and related	$9,873	$16,153
Taxes	7,805	2,896
Other	9,849	11,119

	$27,527	$30,168

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2007, 2008, and 2009 is as follows (in thousands):

	2007	2008	2009

Balance, beginning of year	$717	$727	$485
Provision for doubtful accounts	480	594	490
Additions from acquisition	—	107	—
Write-offs	(470)	(943)	(569)

Balance, end of year	$727	$485	$406

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2008 and 2009 (in thousands, except per share data):

	Unaudited Consolidated Statement of Income Data for the
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009

Total revenues	$54,974	$63,474	$59,506	$62,921	$56,407	$61,578	$53,881	$61,486
Income from operations	$6,543	$10,430	$8,595	$12,396	$3,185	$12,218	$7,950	$9,067
Net income	$5,028	$8,645	$6,388	$9,154	$2,631	$6,152	$4,300	$5,783
Basic income per common share	$0.22	$0.38	$0.28	$0.40	$0.11	$0.27	$0.19	$0.26
Diluted income per common share	$0.21	$0.37	$0.27	$0.39	$0.11	$0.27	$0.19	$0.26

The Company recorded $1.4 million of net foreign exchange losses related to the remeasurement of intercompany transactions in the fourth quarter of 2008, of which, $1.9 million related to prior years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which appears on page 29 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting in the quarter ending December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited Forrester Research, Inc. (the “Company”) and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Forrester Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forrester Research, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 12, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2010.

Name	Age	Position

George F. Colony	56	Chairman of the Board, Chief Executive Officer
Michael A. Doyle	54	Chief Financial Officer and Treasurer
Dwight Griesman	52	Chief Marketing Officer
Elizabeth Lemons	53	Chief People Officer
Gail S. Mann, Esq.	58	Chief Legal Officer and Secretary
Julie Meringer	41	Managing Director, Information Technology Client Group
Mark R. Nemec	40	Managing Director, Technology Industry Client Group
Gregory Nelson	37	Chief Sales Officer
George Orlov	52	Chief Information Officer and Chief Technology Officer
Charles Rutstein	37	Chief Operating Officer
Dennis van Lingen	45	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

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

Dwight Griesman became Forrester’s Chief Marketing Officer in August 2008. Mr. Griesman joined the Company in 2005 as Vice President and Practice Leader, Forrester Leadership Boards. Previously, he was Managing Director at the Forbes Consulting Group Quantitative Analytics Division from 2001-2004.

Elizabeth Lemons became Forrester’s Chief People Officer in March 2007. Ms. Lemons joined the Company in June 2006 as Vice President, Strategic Growth for the Americas. Previously, she was Director of Human Resources at the Joslin Diabetes Center from 2005 to June 2006 and Vice President and Partner at Executive Destinations Inc., an executive career management firm, from 1997-2005.

Gail S. Mann, Esq. became Forrester’s Chief Legal Officer and Secretary in February 2004. Ms. Mann previously was of counsel to the law firm of Morse, Barnes-Brown & Pendleton, P.C. from 2002 until joining Forrester. Prior to 2002 Ms. Mann was Vice President and Associate General Counsel of Harcourt General, Inc., a global multimedia publishing company, and its affiliate, The Neiman Marcus Group, a high end specialty retailer, from 1999-2001, and Vice President and Assistant General Counsel of Digital Equipment Corporation from 1994 to 1998.

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

Gregory Nelson became Chief Sales Officer in August 2009. Previously, he served as Vice President of Sales for our Information Technology Client Group — EMEA region from September 2007 to August 2009. From January 2004 to September 2007 Mr. Nelson served as a regional sales director for the Company, and prior to that, he held sales positions with the Company and with Giga Information Group, Inc., which we acquired in 2003.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2010 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2009, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

	(a)		(c)
	Number of Securities	(b)	Number of Securities Remaining
	to be Issued Upon Exercise	Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,	Price of Outstanding options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a)(1)

Equity compensation plans approved by stockholders(1)	3,183,756	$25.18	4,056,054
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	3,183,756	$25.18	4,056,054

(1)	Column (c) includes, as of December 31, 2009, 3,273,116 shares available for issuance under our 2006 Equity Incentive Plan, 200,000 shares under our 2006 Director’s Stock Option Plan, and 582,938 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under out 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2010 Proxy Statement under the captions “Information with respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in the Company’s 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a. Financial Statements.  See Index on page 27.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 33 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.
3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.
3.3(4)	Bylaws of Forrester Research, Inc., as amended
4(3)	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc.
10.1+(3)	Registration Rights and Non-Competition Agreement
10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended
10.3+(16)	Amended and Restated Employee Stock Purchase Plan
10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.5+(7)	2006 Equity Incentive Plan
10.6+(7)	2006 Stock Option Plan for Directors
10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)
10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.13+(17)	Form of Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)
10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.15+(13)	Description of Matrix Bonus Plan
10.16+(18)	Executive Cash Incentive Plan
10.17+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
10.18+(14)	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001
10.19(19)	Lease dated May 6, 1999 between Technology Square LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.20(5)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.21(14)	Sixth Amendment to Lease date as of April 22, 2008 between ARE-Tech Square, LLC and Forrester Research, Inc. for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.22(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company
10.23(15)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company
10.24(20)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company
14.1(12)	Code of Business Conduct and Ethics
21(15)	Subsidiaries of the Registrant
23.1(15)	Consent of BDO Seidman, LLP
31.1(15)	Certification of the Principal Executive Officer
31.2(15)	Certification of the Principal Financial Officer

Exhibit No.	Description

32.1(15)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(15)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated by reference herein.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(4)	Filed as an exhibit to Forrester’s Current Report on Form 8-K filed on February 4, 2010 (File No. 000-21433) and incorporated herein by reference.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-21433) and incorporated herein by reference.

(15)	Filed herewith.

(16)	Included as Exhibit A in Forrester’s Proxy Statement for its 2009 Annual Meeting of Stockholders filed on April 3, 2009 (File No. 000-21433) and incorporated herein by reference.

(17)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed as an exhibit to Forrester’s Current Report on Form 8-K filed on February 17, 2010 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21433) and incorporated herein by reference.

(20)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 12, 2010

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2010

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 12, 2010

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 12, 2010

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 12, 2010

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 12, 2010

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 12, 2010