Form 10-Q
period 2010-03-31
FORRESTER RESEARCH INC
filed 2010-05-10
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Yes ☑       No☐
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
Yes ☐       No ☑
As of May 7, 2010, 22,540,642 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$135,246	$97,805
Marketable investments (Note 3)	137,650	152,037
Accounts receivable, net	46,878	67,436
Deferred income taxes	5,276	5,276
Deferred commissions	10,100	9,631
Prepaid expenses and other current assets	12,360	8,616

Total current assets	347,510	340,801
Long-term marketable securities (Note 3)	10,222	9,950
Restricted cash	14,836	16,770
Property and equipment, net	6,249	5,823
Deferred income taxes	10,350	10,323
Goodwill	68,025	68,314
Intangible assets, net	11,203	12,108
Non-marketable investments (Note 4)	5,946	5,546
Other assets	532	561

Total assets	$474,873	$470,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,969	$2,078
Accrued expenses	25,878	30,168
Deferred revenue	117,580	117,888

Total current liabilities	146,427	150,134
Non-current liabilities	7,669	8,117

Total liabilities	154,096	158,251

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 29,543 and 29,362 as of March 31, 2010 and December 31, 2009, respectively
Outstanding - 22,515 and 22,334 as of March 31, 2010 and December 31, 2009, respectively	295	294
Additional paid-in capital	330,529	325,207
Retained earnings	135,331	129,559
Treasury stock - 7,028 as of March 31, 2010 and December 31, 2009, at cost	(141,250)	(141,250)
Accumulated other comprehensive loss	(4,128)	(1,865)

Total stockholders’ equity	320,777	311,945

Total liabilities and stockholders’ equity	$474,873	$470,196

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Research services	$39,416	$39,050
Advisory services and other	19,764	17,357

Total revenues	59,180	56,407

Operating expenses:
Cost of services and fulfillment	22,327	22,981
Selling and marketing	20,088	18,380
General and administrative	7,204	6,972
Depreciation	918	1,092
Amortization of intangible assets	905	656
Reorganization costs	—	3,141

Total operating expenses	51,442	53,222

Income from operations	7,738	3,185

Other income, net	1,075	1,269
Gains on investments, net	425	—

Income before income taxes	9,238	4,454

Income tax provision	3,466	1,823

Net income	$5,772	$2,631

Basic income per common share	$0.26	$0.11

Diluted income per common share	$0.25	$0.11

Basic weighted average common shares outstanding	22,389	22,946

Diluted weighted average common shares outstanding	22,877	23,106

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$5,772	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	919	1,092
Amortization of intangible assets	905	656
Net gains from investments	(425)	—
Deferred income taxes	(336)	(240)
Stock-based compensation	1,106	2,192
Amortization of premium on investments	400	293
Foreign currency gains	(386)	(95)
Other non-cash items	193	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	19,809	23,401
Deferred commissions	(469)	958
Prepaid expenses and other current assets	(3,998)	(2,721)
Accounts payable	900	(896)
Accrued expenses	(2,350)	(2,314)
Deferred revenue	1,088	(4,280)

Net cash provided by operating activities	23,128	20,677

Cash flows from investing activities:
Acquisitions	(1,660)	(561)
Purchases of property and equipment	(1,402)	(2,602)
Purchases of marketable investments	(19,820)	(245,911)
Proceeds from sales and maturities of marketable investments	33,566	216,444
Decrease in restricted cash	1,934	—
Other investing activity	39	268

Net cash provided by (used in) investing activities	12,657	(32,362)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	3,780	366
Excess tax benefits from stock-based compensation	133	—
Repurchases of common stock	—	(4,899)

Net cash provided by (used in) financing activities	3,913	(4,533)

Effect of exchange rate changes on cash and cash equivalents	(2,257)	(1,976)

Net increase (decrease) in cash and cash equivalents	37,441	(18,194)
Cash and cash equivalents, beginning of period	97,805	129,478

Cash and cash equivalents, end of period	$135,246	$111,284

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2010 may not be indicative of the results for the year ending December 31, 2010, or any other period.
Reclassifications
Certain costs within the line items “costs of services and fulfillment” and “selling and marketing” have been reclassified in the prior year’s consolidated financial statements to properly reflect the nature of those costs. The reclassification did not have an effect on total operating expenses or income from operations.
Note 2 — Acquisitions
Forrester Middle East FZ-LLC
On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total purchase price was approximately $1.1 million of which approximately $0.6 million was paid on the acquisition date, $0.2 million was paid in the three months ended June 30, 2009 and $0.3 million was contingent upon the acquired company meeting certain financial metrics in 2009, which were not met and accordingly the final $0.3 million was not required to be paid by Forrester. The results of FME’s operations, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since January 22, 2009, with the revenue included within the client group segment to which it relates. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.
Strategic Oxygen
On December 1, 2009, Forrester acquired the Strategic Oxygen business to further support Forrester’s syndicated business model and the Company’s role-based strategy. The total purchase price was approximately $7.3 million, of which approximately $4.6 million was paid on the acquisition date, $0.5 million was paid in February 2010 and $0.4 million is payable in June 2011 subject to reduction for indemnification claims. The remaining purchase price of $1.8 million represented contingent purchase price valued as of December 1, 2009, which was subject to adjustment based on the achievement of certain financial metrics related to the acquired business. Of the $1.8 million contingent purchase price, $0.2 million was paid in December 2009 and $1.2 million was paid in February 2010 as full consideration. At December 31, 2009, the Company maintained approximately $2.0 million in an escrow account classified as restricted cash in the Consolidated Balance Sheets related to the contingent purchase price. The balance of the escrow account was fully released as of March 31, 2010. The Company recorded a credit of approximately $0.5 million within general and administrative expense during the three months ended March 31, 2010 as a result of a reduction in the estimated amount of contingent purchase price from December 31, 2009 to the final calculation date. The results of Strategic Oxygen, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since December 1, 2009 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.
An agreement existed between an employee of Strategic Oxygen, who became an employee of Forrester upon the closing of the acquisition, and the seller of Strategic Oxygen that provided for an allocation of a portion of the contingent consideration from the seller to the employee. The contingent consideration was earned by the seller based upon the financial performance of Strategic Oxygen for a short period of time subsequent to the acquisition. Forrester was not a party to this agreement; however, this payment in the amount of $0.2 million paid to Forrester’s employee by the seller is considered to have resulted in services that benefited Forrester, and therefore the payment was required to be recorded as a non-cash compensation expense, within general and administrative expense, by Forrester and a capital contribution to Forrester by the seller.
Note 3 – Marketable Investments
The following table summarizes the Company’s marketable investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2010
Available-for-sale securities
State and municipal obligations	$37,531	$288	$—	37,819
Federal agency and corporate obligations	70,165	441	—	70,606

Total short-term available-for-sale securities	107,696	729	—	108,425
Non-UBS ARS, long-term	11,000	—	(778)	10,222

Total available-for-sale securities	118,696	729	(778)	118,647
Trading securities
UBS ARS	29,225	—	(1,750)	27,475
UBS Right	—	1,750	—	1,750

Total securities	$147,921	$2,479	$(2,528)	$147,872

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2009
Available-for-sale securities
State and municipal obligations	$45,392	$482	$(2)	45,872
Federal agency and corporate obligations	73,992	498	—	74,490

Total short-term available-for-sale securities	119,384	980	(2)	120,362
Non-UBS ARS	11,000	—	(1,050)	9,950

Total available-for-sale securities	130,384	980	(1,052)	130,312
Trading securities
UBS ARS	31,675	—	(2,100)	29,575
UBS Right	—	2,100	—	2,100

Total securities	$162,059	$3,080	$(3,152)	$161,987

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three months ended March 31, 2010 or 2009.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2010. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their current auction reset dates. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2022 and 2041.

	FY 2010	FY 2011	FY 2012	Total
		(in thousands)
Federal agency and corporate obligations	$20,502	$32,589	$17,515	$70,606
Non- ARS state and municipal obligations	22,139	14,680	1,000	37,819
UBS ARS	27,475			27,475
Non-UBS ARS	10,222			10,222
UBS Right	1,750			1,750

Total short and long-term investments	$82,088	$47,269	$18,515	$147,872

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$—	$—	$—	$—
Non-UBS ARS	—	—	11,000	778

Total	$—	$—	$11,000	$778

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,148	$2	$—	$—
Non-UBS ARS	11,000	1,050	—	—

Total	$12,148	$1,052	$—	$—

Fair Value
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. The fair value of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$65,096	$—	$—	$65,096
Federal agency and corporate obligations	—	70,606	—	70,606
State and municipal obligations	—	37,819	37,697	75,516
UBS Right	—	—	1,750	1,750

Total	$65,096	$108,425	$39,447	$212,968

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$50,472	$—	$—	$50,472
Federal agency and corporate obligations	—	74,490	—	74,490
State and municipal obligations	—	45,872	39,525	85,397
UBS Right	—	—	2,100	2,100

Total	$50,472	$120,362	$41,625	$212,459

(1)	Included in cash and cash equivalents.
Level 2 assets consist of the Company’s entire portfolio of federal, state, municipal and corporate bonds, excluding those municipal bonds described below with an auction reset feature. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
Level 3 assets primarily consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are principally student loans which are substantially backed by the federal government and municipalities. Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2010, the Company held ARS with two investment advisors, both of which provided a valuation utilizing Level 3 inputs for the ARS investments. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment advisors. UBS utilized a discounted cash flow approach to arrive at its valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at March 31, 2010, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The discounted cash flow technique was used to value the ARS investments, which have had limited market activity since the auction failures began in 2008. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $29.2 million and $31.7 million par value at March 31, 2010 and December 31, 2009, respectively) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The Company valued the Right as an asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on data available at March 31, 2010. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS.
The other investment advisor provided a valuation at par value, which Forrester considered to be a Level 3 input based on the limited market activity. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $0.8 million and $1.1 million at March 31, 2010 and December 31, 2009, respectively. The Company believes that the loss is temporary due to the underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not more likely than not to be required to sell the securities. The assumptions used in valuing both the ARS and the Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2010 and 2009 (in thousands):

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	—	(2,450)
Total gains (losses):
Included in other comprehensive income	—	272
Included in earnings	(350)	350

Balance at March 31, 2010	$1,750	$37,697

	UBS
	Right	ARS
Balance at December 31, 2008	$6,887	$39,613
Sales/Maturities	—	(1,250)
Total gains (losses):
Included in other comprehensive income	—	(1,050)
Included in earnings	(5,483)	5,483

Balance at March 31, 2009	$1,404	$42,796

Note 4— Non-Marketable Investments
At March 31, 2010 and December 31, 2009, the carrying value of the Company’s non-marketable investments, which were comprised primarily of interests in technology-related private equity funds, were $5.9 million and $5.5 million, respectively.
One of the Company’s investments, with a book value of $1.9 million at March 31, 2010 and December 31, 2009, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs or the investment is liquidated. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three months ended March 31, 2010 the Company recorded a gain of approximately $0.4 million which is included in gains on investments, net in the Consolidated Statements of Income. No gains or losses on investments were recorded during the three months ended March 31, 2009.
Note 5 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2010 (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total
Accrual at December 31, 2009	$98	$1,587	$1,685
Cash payments	(2)	(347)	(349)

Accrual at March 31, 2010	$96	$1,240	$1,336

The accrued costs related to the reorganization are expected to be paid as follows: $0.8 million in the remainder of 2010 and $0.5 million in 2011.
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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average common shares outstanding	22,389	22,946
Weighted average common equivalent shares	488	160

Diluted weighted average common shares outstanding	22,877	23,106

As of March 31, 2010 and 2009, options to purchase 0.8 million and 2.2 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.
Note 7 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$5,772	$2,631
Cumulative translation adjustment	(2,313)	(1,726)
Unrealized gain (loss) on marketable investments, net of tax	50	(534)

Total comprehensive income	$3,509	$371

Equity Plans
Stock option activity for the three months ended March 31, 2010 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2009	3,090	$25.18
Granted	40	27.51
Exercised	(182)	20.77
Forfeited	(49)	29.35

Outstanding at March 31, 2010	2,899	$25.42	6.26	$16,550

Exercisable at March 31, 2010	1,939	$24.92	5.21	$12,943

Restricted stock unit activity for the three months ended March 31, 2010 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	94,202	$25.21
Granted	3,000	26.67
Vested or settled	—	—
Forfeited	(709)	25.25

Unvested at March 31, 2010	96,493	$25.25

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Forrester recorded approximately $1.1 million and $2.2 million of stock-based compensation in the accompanying Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, respectively, included in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of services and fulfillment	$449	$1,149
Selling and marketing	244	365
General and administrative	413	678

Total	$1,106	$2,192

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.99%	0.15%	1.37%	0.30%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%
Weighted average fair value	$8.58	$5.89	$8.24	$7.71
Treasury Stock
The Board of Directors of the Company has authorized an aggregate $200 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee equity incentive and purchase plans. No shares were repurchased during the three months ended March 31, 2010. As of March 31, 2010, Forrester had repurchased approximately 7.0 million shares of common stock at an aggregate cost of approximately $141.3 million.
Note 8 – Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as adjustments to the Company’s tax expense related to the prior fiscal year, changes in tax rates, foreign exchange losses on the remeasurement of deferred tax liabilities and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise.
Note 9 — Operating Segments
Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organizations on a worldwide basis. The three client groups are: Information Technology (“IT”), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). All of the client groups generate revenues through sales of research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Events” segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and event tickets to Forrester events.
Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangibles and reorganization costs. In the first quarter of 2010, the Company modified its calculation of segment direct margin to exclude all selling costs. Accordingly, the 2009 amounts have been reclassified to conform to the current presentation. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions on the allocation of resources.
The following tables present information about reportable segments (in thousands).

	IT	TI	M&S	Events	Consolidated
Three months ended March 31, 2010
Revenue	$22,811	$18,530	$16,760	$1,079	$59,180
Direct margin	15,913	13,915	10,159	(120)	39,867
Selling, marketing, administrative and other expenses					(31,224)
Amortization of intangible assets					(905)

Income from operations					$7,738

	IT	TI	M&S	Events	Consolidated
Three months ended March 31, 2009
Revenue	$22,830	$17,057	$15,122	$1,398	$56,407
Direct margin	15,632	13,053	8,085	134	36,904
Selling, marketing, administrative and other expenses					(29,922)
Amortization of intangible assets					(656)
Reorganization costs					(3,141)

Income from operations					$3,185

Note 10 — Recent Accounting Pronouncements
Effective January 1, 2010 the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements", or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and, given such, the Company is currently evaluating the potential impact of this part of the update.
Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities", or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to respond to business and economic conditions, technology spending, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, any cost savings related to reductions in force and associated actions, risks associated with our ability to offer new products and services and our dependence on renewals of our membership-based research services and on key personnel. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
We derive revenues from memberships to our research products, performing advisory services and consulting projects, and hosting events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:
•	Deferred revenue - billings in advance of revenue recognition as of the measurement date.

•	Agreement value - the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at March 31, 2010.

•	Client retention - the percentage of client companies with memberships expiring during the most recent twelve-month period who renewed one or more of those memberships during that same period.

•	Dollar retention – the percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period.

•	Enrichment – the percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts.
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Deferred revenue	$117.6	$108.4	$9.2	8%
Agreement value	$185.3	$201.9	$(16.6)	(8)%
Client retention	77%	73%	4	5%
Dollar retention	88%	83%	5	6%
Enrichment	98%	101%	(3)	(3)%
Number of clients	2,487	2,585	(98)	(4)%
The increase in deferred revenue from March 31, 2009 to March 31, 2010 is primarily due to increased demand for our products due to the improvement in the economy as well as the effect of the Strategic Oxygen acquisition in December 2009. The decrease in agreement value from March 31, 2009 to March 31, 2010 is primarily due to a change in the calculation to exclude agreement value in excess of the first year value for multiple year contracts signed in 2009 and beyond. Our client retention metrics, which are based on a twelve-month period, showed mixed results. Client and dollar retention rates have increased which is consistent with improved economic activity in 2010; however, the enrichment rate at March 31, 2010, which trended up from 96% at December 31, 2009, still lags the March 31, 2009 rate.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, allowance for doubtful accounts, non-marketable investments, goodwill and other intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Research services	67%	69%
Advisory services and other	33	31

Total revenues	100	100
Operating expenses:
Cost of services and fulfillment	38	41
Selling and marketing	34	33
General and administrative	12	12
Depreciation	2	2
Amortization of intangible assets	1	1
Reorganization costs	—	5

Income from operations	13	6
Other income, net	2	2
Gains on investments, net	1	—

Income before income taxes	16	8
Income tax provision	6	3

Net income	10%	5%

Revenues

	Three Months Ended
	March 31,		Absolute	Percentage
	2010	2009	Increase	Increase
	(dollars in millions)		(Decrease)	(Decrease)
Revenues	$59.2	$56.4	$2.8	5%
Revenues from research services	$39.4	$39.1	$0.3	1%
Revenues from advisory services and other	$19.8	$17.3	$2.5	14%
Revenues attributable to customers outside of the US	$17.6	$16.1	$1.5	9%
Percentage of revenue attributable to customers outside of the US	30%	29%	1%	3%
Number of clients (at end of period)	2,487	2,585	(98)	(4)%
Number of research employees (at end of period)	357	389	(32)	(8)%
Number of events	4	4	—	—
The increase in total revenues is principally the result of the acquisition of Strategic Oxygen in December 2009 (approximately 2% of revenue growth), increased demand for our advisory and consulting services, and the impact of foreign exchange (approximately 1% of revenue growth). The increase in international revenues as a percentage of total revenues is primarily attributable to foreign exchange rates.
Cost of Services and Fulfillment

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$22.3	$23.0	$(0.7)	(3)%
Cost of services and fulfillment as a percentage of total revenues	38%	41%	(3)	(7)%
Number of research and fulfillment employees (at end of period)	429	466	(37)	(8)%
The decrease in cost of services and fulfillment in dollars and as a percentage of total revenues during the three months ended March 31, 2010 compared to the prior period is primarily the result of the presence in the prior period of stock-based compensation expense from the accelerated vesting of performance-based stock options. The decrease in expenses was also attributable to lower facility and salary costs due to a decrease in the number of employees, partially offset by increased travel related costs and increased costs due to the acquisition of Strategic Oxygen.
Selling and Marketing

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$20.1	$18.4	$1.7	9%
Selling and marketing expenses as a percentage of total revenues	34%	33%	1	3%
Selling and marketing employees (at end of period)	404	384	20	5%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended March 31, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees as well as to an increase in sales commissions. The increase is also attributable to increased travel related costs and professional services, partially offset by lower facility costs.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$7.2	$7.0	$0.2	3%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
General and administrative employees (at end of period)	153	143	10	7%
The increase in general and administrative expense during the three months ended March 31, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees as well as to an increase in travel related costs.
Depreciation

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$0.9	$1.1	$(0.2)	(18)%
Depreciation expense as a percentage of total revenues	2%	2%	—	—
Depreciation expense was consistent during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Amortization of Intangible Assets

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.9	$0.7	$0.2	29%
Amortization expense as a percentage of total revenues	1%	1%	—	—
Amortization expense was consistent during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Reorganization Costs

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$—	$3.1	$(3.1)	(100)%
Reorganization costs as a percentage of total revenues	—	5%	(5)	(100)%
Reorganization costs of $3.1 million in 2009 primarily related to severance and related benefits costs incurred in connection with the termination of approximately 50 positions and to facility consolidation costs.
Other Income, Net

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income, net (dollars in millions)	$1.1	$1.3	$(0.2)	(15)%
Other income, net as a percentage of total revenues	2%	2%	—	—
The decrease in other income, net, in the three months ended March 31, 2010 is primarily due to lower interest income resulting from lower returns on invested capital.

Gains on Investments, Net

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.4	$—	$0.4	N/A
Gains on investments, net as a percentage of total revenues	1%	0%	1	N/A
Gains on investments during the three months ended March 31, 2010 represent our share of our equity method investment gains for the period.
Provision for Income Taxes

	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.5	$1.8	$1.7	94%
Effective tax rate	38%	41%	(3)	(7)%
The decrease in the effective tax rate during the three months ended March 31, 2010 is primarily due to a non-cash foreign exchange gain on the remeasurement of a euro-denominated deferred tax liability.
Liquidity and Capital Resources
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the three months ended March 31, 2010, are annually renewable and are generally payable in advance. We generated cash from operating activities of $23.1 million and $20.7 million during the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided from operations of $2.4 million for the three months ended March 31, 2010 is primarily attributable to an increase in net income of $3.1 million for the period. We generated $19.8 million of cash from the collection of accounts receivable during the three months ended March 31, 2010. In the first quarter of the year, we traditionally generates a significant amount of cash from collections of accounts receivable, as a significant portion of our business is contracted for and billed in the fourth quarter of the year.
During the three months ended March 31, 2010, we generated $12.7 million of cash from investing activities, consisting primarily of $13.7 million in proceeds from net maturities of marketable investments which was partially offset by $1.4 million of property and equipment purchases. In addition, approximately $1.9 million was released from an escrow account as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the quarter. During the three months ended March 31, 2009, we used $32.4 million of cash from investing activities, consisting primarily of $29.5 million used for net purchases of marketable investments and $2.6 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We generated $3.9 million of cash in financing activities during the three months ended March 31, 2010 from proceeds from exercises of employee stock options. We did not repurchase any of our common stock during the current period; however, we intend to be opportunistic regarding future purchases of our common stock and have $58.8 million remaining on our repurchase authorization. We used $4.5 million of cash from financing activities during the three months ended March 31, 2009 primarily from $4.9 million of purchases of our common stock, partially offset by $0.4 million of proceeds from exercises of employee stock options.
As of March 31, 2010, we held approximately $37.7 million ($40.2 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”) whose underlying assets are generally student loans which are substantially backed by the federal government or municipalities. In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $29.2 million par value) at anytime during a two-year period from June 30, 2010 – July 2, 2012 (“UBS ARS”). We currently intend to sell our UBS ARS, valued at $27.5 million at March 31, 2010, to UBS under the Right during the second half of 2010. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.
As of March 31, 2010, we had cash and cash equivalents of $135.2 million and marketable investments and long-term investments of $147.9 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. We believe that our current cash balance, short-term investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years. Under a build-to-suit lease entered into on September 29, 2009, whereby the landlord will build a new corporate headquarters for us in Cambridge, Massachusetts, we have committed to construct approximately $14.8 million of leasehold improvements in the building under the terms of the lease. We expect to incur the majority of these costs in 2011. The funding for the leasehold improvements has been placed in an escrow account and is included in restricted cash on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. The $14.8 million in escrow will be increased or decreased based upon the final estimate of construction costs and will be released from escrow as the leasehold improvements are constructed.
Contractual Obligations
There have been no material changes to the contractual obligations tables as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
10.1   Forrester Research, Inc. Stock Option Plan for Directors, as amended
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
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial officer)

Date: May 10, 2010

Exhibit Index

Exhibit No.	Document
10.1	Forrester Research, Inc. Stock Option Plan for Directors, as amended

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.