Form 10-Q
period 2010-06-30
FORRESTER RESEARCH INC
filed 2010-08-05
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐ No ☑
As of August 3, 2010, 22,557,271 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$143,912	$97,805
Marketable investments (Note 3)	132,998	152,037
Accounts receivable, net	39,774	67,436
Deferred income taxes	5,514	5,276
Deferred commissions	9,105	9,631
Prepaid expenses and other current assets	12,469	8,616

Total current assets	343,772	340,801
Long-term marketable securities (Note 3)	10,072	9,950
Restricted cash	14,877	16,770
Property and equipment, net	6,352	5,823
Deferred income taxes	10,111	10,323
Goodwill	67,614	68,314
Intangible assets, net	10,298	12,108
Non-marketable investments (Note 4)	5,860	5,546
Other assets	495	561

Total assets	$469,451	$470,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,424	$2,078
Accrued expenses	25,044	30,168
Deferred revenue	108,534	117,888

Total current liabilities	137,002	150,134
Non-current liabilities	7,195	8,117

Total liabilities	144,197	158,251

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 29,727 and 29,362 as of June 30, 2010 and December 31, 2009, respectively
Outstanding — 22,540 and 22,334 as of June 30, 2010 and December 31, 2009, respectively	297	294
Additional paid-in capital	336,506	325,207
Retained earnings	142,233	129,559
Treasury stock — 7,187 and 7,028 as of June 30, 2010 and December 31, 2009, respectively, at cost	(146,252)	(141,250)
Accumulated other comprehensive loss	(7,530)	(1,865)

Total stockholders’ equity	325,254	311,945

Total liabilities and stockholders’ equity	$469,451	$470,196

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Research services	$40,752	$39,025	$80,168	$78,075
Advisory services and other	23,901	22,553	43,665	39,910

Total revenues	64,653	61,578	123,833	117,985

Operating expenses:
Cost of services and fulfillment	24,300	22,791	46,627	45,772
Selling and marketing	20,720	18,372	40,808	36,752
General and administrative	7,720	6,397	14,924	13,369
Depreciation	879	1,144	1,797	2,236
Amortization of intangible assets	905	656	1,810	1,312
Reorganization costs	—	—	—	3,141

Total operating expenses	54,524	49,360	105,966	102,582

Income from operations	10,129	12,218	17,867	15,403

Other income, net	1,148	453	2,223	1,722
Gains (losses) on investments, net	27	(951)	452	(951)

Income before income taxes	11,304	11,720	20,542	16,174

Income tax provision	4,402	5,568	7,868	7,391

Net income	$6,902	$6,152	$12,674	$8,783

Basic income per common share	$0.31	$0.27	$0.56	$0.38

Diluted income per common share	$0.30	$0.27	$0.55	$0.38

Basic weighted average common shares outstanding	22,517	22,703	22,453	22,824

Diluted weighted average common shares outstanding	23,135	22,944	23,006	23,025

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$12,674	$8,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	1,797	2,236
Amortization of intangible assets	1,810	1,312
Net (gains) losses from investments	(452)	951
Deferred income taxes	(660)	93
Stock-based compensation	2,529	3,493
Amortization of premium on investments	972	572
Foreign currency (gains) losses	(849)	216
Other non-cash items	99	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	26,220	28,566
Deferred commissions	526	2,709
Prepaid expenses and other current assets	(4,367)	3,769
Accounts payable	1,382	(1,316)
Accrued expenses	(2,927)	(5,486)
Deferred revenue	(6,404)	(16,532)

Net cash provided by operating activities	32,350	29,366

Cash flows from investing activities:
Acquisitions	(1,660)	(752)
Purchases of property and equipment	(2,442)	(2,790)
Purchases of marketable investments	(61,000)	(402,716)
Proceeds from sales and maturities of marketable investments	78,547	348,604
Decrease in restricted cash	1,893	—
Other investing activity	162	361

Net cash provided by (used in) investing activities	15,500	(57,293)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	8,292	1,982
Excess tax benefits from stock-based compensation	260	—
Repurchases of common stock	(5,002)	(10,023)

Net cash provided by (used in) financing activities	3,550	(8,041)

Effect of exchange rate changes on cash and cash equivalents	(5,293)	507

Net increase (decrease) in cash and cash equivalents	46,107	(35,461)
Cash and cash equivalents, beginning of period	97,805	129,478

Cash and cash equivalents, end of period	$143,912	$94,017

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results for the year ending December 31, 2010, or any other period.
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
An agreement existed between an employee of Strategic Oxygen, who became an employee of Forrester upon the closing of the acquisition, and the seller of Strategic Oxygen that provided for an allocation of a portion of the contingent consideration from the seller to the employee. The contingent consideration was earned by the seller based upon the financial performance of Strategic Oxygen for a short period of time subsequent to the acquisition. Forrester was not a party to this agreement; however, this payment in the amount of $0.2 million paid to Forrester’s employee by the seller is considered to have resulted in services that benefited Forrester, and therefore the payment was required to be recorded as a non-cash compensation expense, within general and administrative expense, by Forrester and as a capital contribution to Forrester by the seller.
Note 3 — Marketable Investments
The following table summarizes the Company’s marketable investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2010
Available-for-sale securities
State and municipal obligations	$25,057	$121	$(3)	25,175
Federal agency and corporate obligations	102,135	429	(166)	102,398

Total short-term available-for-sale securities	127,192	550	(169)	127,573
Non-UBS ARS, long-term	11,000	—	(928)	10,072

Total available-for-sale securities	138,192	550	(1,097)	137,645
Trading securities
UBS ARS	5,425	—	(487)	4,938
UBS Right	—	487	—	487

Total securities	$143,617	$1,037	$(1,584)	$143,070

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2009
Available-for-sale securities
State and municipal obligations	$45,392	$482	$(2)	$45,872
Federal agency and corporate obligations	73,992	498	—	74,490

Total short-term available-for-sale securities	119,384	980	(2)	120,362
Non-UBS ARS	11,000	—	(1,050)	9,950

Total available-for-sale securities	130,384	980	(1,052)	130,312
Trading securities
UBS ARS	31,675	—	(2,100)	29,575
UBS Right	—	2,100	—	2,100

Total securities	$162,059	$3,080	$(3,152)	$161,987

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three or six months ended June 30, 2010 or 2009.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2010. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their current auction reset dates. The actual contractual maturities of these investments were they not to reset would occur at various dates between 2022 and 2041.

	FY 2010	FY 2011	FY 2012	FY 2013	Total
	(in thousands)
Federal agency and corporate obligations	$14,576	$50,013	$34,217	$3,592	$102,398
Non- ARS state and municipal obligations	14,203	9,972	1,000	—	25,175
UBS ARS	4,938	—	—	—	4,938
Non-UBS ARS	10,072	—	—	—	10,072
UBS Right	487	—	—	—	487

Total short and long-term	$44,276	$59,985	$35,217	$3,592	$143,070

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,148	$3	$—	$—
Federal agency and corporate obligations	39,023	166	—	—
Non-UBS ARS	—	—	10,072	928

Total	$40,171	$169	$10,072	$928

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,148	$2	$—	$—
Non-UBS ARS	9,950	1,050	—	—

Total	$11,098	$1,052	$—	$—

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$69,808	$—	$—	$69,808
Federal agency and corporate obligations	—	102,398	—	102,398
State and municipal obligations	—	25,175	15,010	40,185
UBS Right	—	—	487	487

Total	$69,808	$127,573	$15,497	$212,878

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$50,472	$—	$—	$50,472
Federal agency and corporate obligations	—	74,490	—	74,490
State and municipal obligations	—	45,872	39,525	85,397
UBS Right	—	—	2,100	2,100

Total	$50,472	$120,362	$41,625	$212,459

(1)	Included in cash and cash equivalents.
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
Level 3 assets primarily consist of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At June 30, 2010, the Company held ARS with two investment advisors, both of which provided a valuation utilizing Level 3 inputs for the ARS investments. UBS AG (UBS), one of the Company’s investment advisors, utilized a discounted cash flow approach to arrive at its valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at June 30, 2010, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The discounted cash flow technique was used to value the ARS investments, which have had limited market activity since the auction failures began in 2008. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $5.4 million and $31.7 million par value at June 30, 2010 and December 31, 2009, respectively) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The Company valued the Right as an asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on data available at June 30, 2010. The combined fair value of the Right and the UBS ARS is equal to the par value of the UBS ARS. The remaining $5.4 million of par value UBS ARS at June 30, 2010 were sold to UBS at par under the Right on July 1, 2010.
The other investment advisor provided a valuation at par value, which Forrester considered to be a Level 3 input based on the limited market activity. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $0.9 million and $1.1 million at June 30, 2010 and December 31, 2009, respectively. The Company believes that the loss is temporary due to the underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not more likely than not to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2010 and 2009 (in thousands):

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	—	(26,250)
Total gains (losses):
Included in other comprehensive income	—	122
Included in earnings	(1,613)	1,613

Balance at June 30, 2010	$487	$15,010

	UBS
	Right	ARS
Balance at December 31, 2008	$6,887	$39,613
Sales/Maturities	—	(1,550)
Total gains (losses):
Included in other comprehensive loss	—	(1,050)
Included in earnings	(4,763)	4,763

Balance at June 30, 2009	$2,124	$41,776

Note 4 — Non-Marketable Investments
At June 30, 2010 and December 31, 2009, the carrying value of the Company’s non-marketable investments, which were comprised primarily of interests in technology-related private equity funds, were $5.9 million and $5.5 million, respectively.
One of the Company’s investments, with a book value of $1.9 million at June 30, 2010 and December 31, 2009, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs or the investment is liquidated. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the six months ended June 30, 2010 the Company recorded a gain of approximately $0.5 million, which is included in gains (losses) on investments, net in the Consolidated Statements of Income. During the three and six months ended June 30, 2009 the Company recorded a loss of approximately $1.0 million, which is included in gains (losses) on investments, net in the Consolidated Statements of Income. Gains or losses on investments were immaterial in the three months ended June 30, 2010.
In June 2010, the Company extended the expiration date of a cash bonus plan, originally adopted in 2000, that would pay a bonus, after the return of invested capital from certain of the Company’s investments, to certain key employees. To date, no bonuses have been paid under the plan. The plan will now automatically expire on June 30, 2013, subject to earlier expiration as provided in the plan in the event that prior to such date there are less than 10 participants in the plan or all of the Company’s invested capital (as defined in the plan) has been returned to the Company.
Note 5 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2010 (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total
Accrual at December 31, 2009	$98	$1,587	$1,685
Cash payments	(98)	(680)	(778)

Accrual at June 30, 2010	$—	$907	$907

The accrued costs related to the reorganization are expected to be paid as follows: $0.5 million in the remainder of 2010 and $0.4 million in 2011.
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
Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	22,517	22,703	22,453	22,824
Weighted average common equivalent shares	618	241	553	201

Diluted weighted average common shares outstanding	23,135	22,944	23,006	23,025

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	352	1,873	563	2,155

Note 7 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$6,902	$6,152	$12,674	$8,783
Cumulative translation adjustment	(3,109)	1,594	(5,422)	(134)
Unrealized gain (loss) on marketable investments, net of tax	(293)	155	(243)	(378)

Total comprehensive income	$3,500	$7,901	$7,009	$8,271

Equity Plans
Stock option activity for the six months ended June 30, 2010 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2009	3,090	$25.18
Granted	300	29.98
Exercised	(321)	22.68
Forfeited	(123)	40.29

Outstanding at June 30, 2010	2,946	$25.31	6.47	$16,163

Exercisable at June 30, 2010	2,070	$24.48	5.45	$13,392

Restricted stock unit activity for the six months ended June 30, 2010 is presented below:

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	94,202	$25.21
Granted	104,496	29.77
Vested or settled	—
Forfeited	(2,336)	26.07

Unvested at June 30, 2010	196,362	$27.62

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Forrester recorded approximately $1.4 million and $1.3 million of stock-based compensation in the accompanying Consolidated Statements of Income for the three months ended June 30, 2010 and 2009, respectively, and $2.5 and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of services and fulfillment	$607	$640	$1,056	$1,748
Selling and marketing	227	183	471	610
General and administrative	589	477	1,002	1,135

Total	$1,423	$1,300	$2,529	$3,493

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	2.11%	0.15%	1.59%	0.30%
Expected dividend yield	None	None	None	None
Expected life	3.7 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%
Weighted average fair value	$9.81	$5.89	$7.68	$6.73

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	2.09%	0.15%	1.48%	0.30%
Expected dividend yield	None	None	None	None
Expected life	3.7 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%
Weighted average fair value	$9.65	$5.89	$7.95	$6.73
Treasury Stock
The Board of Directors of the Company has authorized an aggregate $200 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee equity incentive and purchase plans. As of June 30, 2010, Forrester had repurchased approximately 7.2 million shares of common stock at an aggregate cost of approximately $146.3 million.
Note 8 — Income Taxes
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
The following tables present information about reportable segments (in thousands).

	IT	TI	M&S	Events	Consolidated
Three months ended June 30, 2010
Revenue	$23,247	$18,342	$17,444	$5,620	$64,653
Direct margin	16,166	14,388	10,616	2,090	43,260
Selling, marketing, administrative and other expenses					(32,226)
Amortization of intangible assets					(905)

Income from operations					$10,129

	IT	TI	M&S	Events	Consolidated
Three months ended June 30, 2009
Revenue	$23,882	$16,618	$15,872	$5,206	$61,578
Direct margin	16,512	12,515	8,800	2,420	40,247
Selling, marketing, administrative and other expenses					(27,373)
Amortization of intangible assets					(656)
Reorganization costs					—

Income from operations					$12,218

	IT	TI	M&S	Events	Consolidated
Six months ended June 30, 2010
Revenue	$46,126	$36,275	$34,244	$7,188	$123,833
Direct margin	32,079	28,303	20,775	1,970	83,127
Selling, marketing, administrative and other expenses					(63,450)
Amortization of intangible assets					(1,810)

Income from operations					$17,867

	IT	TI	M&S	Events	Consolidated
Six months ended June 30, 2009
Revenue	$46,712	$33,675	$30,994	$6,604	$117,985
Direct margin	32,144	25,568	16,885	2,554	77,151
Selling, marketing, administrative and other expenses					(57,295)
Amortization of intangible assets					(1,312)
Reorganization costs					(3,141)

Income from operations					$15,403

Note 10 — Recent Accounting Pronouncements
Effective January 1, 2010 the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and will not have an impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:
•	Deferred revenue — billings in advance of revenue recognition as of the measurement date.

•	Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at June 30, 2010.

•	Client retention — the percentage of client companies with memberships expiring during the most recent twelve-month period that renewed one or more of those memberships during that same period.

•	Dollar retention — the percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period.

•	Enrichment — the percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts.
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Deferred revenue	$108.5	$98.1	$10.4	11%
Agreement value	$189.3	$185.5	$3.8	2%
Client retention	79%	71%	8	11%
Dollar retention	89%	81%	8	10%
Enrichment	101%	99%	2	2%
Number of clients	2,523	2,493	30	1%
The increase in deferred revenue and agreement value from June 30, 2009 to June 30, 2010 is primarily due to increased demand for our products as well as the effect of the Strategic Oxygen acquisition in December 2009. The increase in agreement value was partially offset by a change in the calculation to exclude agreement value in excess of the first year value for multiple year contracts signed in 2009 and beyond. Client and dollar retention rates as well as our enrichment rate have all increased from the June 2009 period which is consistent with improved economic activity in 2010.
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
Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Research services	63%	63%	65%	66%
Advisory services and other	37	37	35	34

Total revenues	100	100	100	100
Operating expenses:
Cost of services and fulfillment	38	37	38	39
Selling and marketing	32	30	33	31
General and administrative	12	10	12	11
Depreciation	1	2	1	2
Amortization of intangible assets	1	1	2	1
Reorganization costs	—	—	—	3

Income from operations	16	20	14	13
Other income, net	2	1	2	1
Gains (losses) on investments, net	—	(2)	—	(1)

Income before income taxes	18	19	16	13
Income tax provision	7	9	6	6

Net income	11%	10%	10%	7%

Three Months Ended June 30, 2010 and June 30, 2009
Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$64.7	$61.6	$3.1	5%
Revenues from research services	$40.8	$39.0	$1.8	5%
Revenues from advisory services and other	$23.9	$22.6	$1.3	6%
Revenues attributable to customers outside of the US	$17.7	$18.2	$(0.5)	(3)%
Percentage of revenue attributable to customers outside of the US	27%	30%	(3)	(10)%
Number of clients (at end of period)	2,523	2,493	30	1%
Number of research employees (at end of period)	362	381	(19)	(5)%
Number of events	4	5	(1)	(20)%
The increase in total revenues is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 1.5% of revenue growth. Revenue growth for the current quarter was negatively affected by 1% due to the impact of foreign exchange. The decrease in international revenues is attributable to the impact of foreign exchange rates. International revenues would have increased by 1% excluding the impact of foreign exchange. Revenue growth for the current quarter was driven by a 10% increase in the technology industry client group (approximately 6% due to Strategic Oxygen), a 10% increase in the marketing and strategy client group and an 8% increase for events. These increases were partially offset by a 3% decline in the information technology group.
Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$24.3	$22.8	$1.5	7%
Cost of services and fulfillment as a percentage of total revenues	38%	37%	1	3%
Number of research and fulfillment employees (at end of period)	441	459	(18)	(4)%
The increase in cost of services and fulfillment in dollars and as a percentage of total revenues during the three months ended June 30, 2010 compared to the prior period is primarily the result of increased incentive compensation and benefit costs, increased travel-related costs and costs resulting from the acquisition of Strategic Oxygen in December 2009.
Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$20.7	$18.4	$2.3	13%
Selling and marketing expenses as a percentage of total revenues	32%	30%	2	7%
Selling and marketing employees (at end of period)	407	374	33	9%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended June 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs.
General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$7.7	$6.4	$1.3	20%
General and administrative expenses as a percentage of total revenues	12%	10%	2	20%
General and administrative employees (at end of period)	160	141	19	13%
The increase in general and administrative expense in dollars and as a percentage of total revenues during the three months ended June 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees and an increase in bonuses.
Depreciation

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$0.9	$1.1	$(0.2)	(18)%
Depreciation expense as a percentage of total revenues	1%	2%	(1)	(50)%
The decrease in depreciation expense during the three months ended June 30, 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009.
Amortization of Intangible Assets

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.9	$0.7	$0.2	29%
Amortization expense as a percentage of total revenues	1%	1%	—	0%
The increase in amortization expense during the three months ended June 30, 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009.
Other Income, Net

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income, net (dollars in millions)	$1.1	$0.5	$0.6	120%
Other income, net as a percentage of total revenues	2%	1%	1	100%
The increase in other income, net, during the three months ended June 30, 2010 is primarily due to net foreign exchange gains of $0.5 million in the current quarter compared to $0.7 million of foreign exchange losses in the prior year period. The increase was partially offset by lower interest income during the three months ended June 30, 2010 resulting from lower returns on invested capital.
Gains (Losses) on Investments, Net

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$—	$(1.0)	$1.0	(100)%
Gains (losses) on investments, net as a percentage of total revenues	0%	(2)%	2	(100)%
Gains (losses) on investments during the three months ended June 30, 2010 and June 30, 2009 represent our share of our equity method investment gains and losses for the period.
Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.4	$5.6	$(1.2)	(21)%
Effective tax rate	39%	48%	(9)	(19)%
The decrease in the effective tax rate during the three months ended June 30, 2010 is primarily due to a non-cash foreign exchange gain on the remeasurement of a euro-denominated deferred tax liability during the three months ended June 30, 2010 as compared to a loss on the remeasurement in the prior year period.
Six Months Ended June 30, 2010 and June 30, 2009
Revenues

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$123.8	$118.0	$5.8	5%
Revenues from research services	$80.2	$78.1	$2.1	3%
Revenues from advisory services and other	$43.6	$39.9	$3.7	9%
Revenues attributable to customers outside of the US	$35.4	$34.3	$1.1	3%
Percentage of revenue attributable to customers outside of the US	29%	29%	—	0%
Number of clients (at end of period)	2,523	2,493	30	1%
Number of research employees (at end of period)	362	381	(19)	(5)%
Number of events	8	9	(1)	(11)%
The increase in total revenues is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 2% of revenue growth. Foreign exchange rates had an immaterial effect on revenue growth for the six months ended June 30, 2010. Revenue growth for the six months ended June 30, 2010 was driven by an 8% increase in the technology industry client group (approximately 7% due to Strategic Oxygen), a 10% increase in the marketing and strategy client group and a 9% increase for events. These increases were partially offset by a 1% decline in the information technology group.
Cost of Services and Fulfillment

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$46.6	$45.8	$0.8	2%
Cost of services and fulfillment as a percentage of total revenues	38%	39%	(1)	(3)%
Number of research and fulfillment employees (at end of period)	441	459	(18)	(4)%
The increase in the dollar amount of cost of services and fulfillment during the six months ended June 30, 2010 compared to the prior period is primarily the result of increased incentive compensation and benefit costs, increased travel-related costs and costs resulting from the acquisition of Strategic Oxygen in December 2009. This increase was partially offset by the presence in the prior period of stock-based compensation expense from the accelerated vesting of performance-based stock options.
Selling and Marketing

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$40.8	$36.8	$4.0	11%
Selling and marketing expenses as a percentage of total revenues	33%	31%	2	6%
Selling and marketing employees (at end of period)	407	374	33	9%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the six months ended June 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs and professional services.

General and Administrative

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.9	$13.4	$1.5	11%
General and administrative expenses as a percentage of total revenues	12%	11%	1	9%
General and administrative employees (at end of period)	160	141	19	13%
The increase in general and administrative expense in dollars and as a percentage of total revenues during the six months ended June 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees and an increase in bonuses. The increase is also attributable to increased travel-related costs.
Depreciation

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$1.8	$2.2	$(0.4)	(18)%
Depreciation expense as a percentage of total revenues	1%	2%	(1)	(50)%
The decrease in depreciation expense during the six months ended June 30, 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009.
Amortization of Intangible Assets

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$1.8	$1.3	$0.5	38%
Amortization expense as a percentage of total revenues	2%	1%	1	100%
The increase in amortization expense during the six months ended June 30, 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009.
Reorganization Costs

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$—	$3.1	$(3.1)	(100)%
Reorganization costs as a percentage of total revenues	—	3%	(3)	(100)%
Reorganization costs for the six months ended June 30, 2009 consist of costs incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions.
Other Income, Net

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income, net (dollars in millions)	$2.2	$1.7	$0.5	29%
Other income, net as a percentage of total revenues	2%	1%	1	100%
The increase in other income, net, during the six months ended June 30, 2010 is primarily due to net foreign exchange gains of $0.8 million in the current period compared to $0.4 million of foreign exchange losses in the prior year period. The increase was partially offset by lower interest income during the six months ended June 30, 2010 resulting from lower returns on invested capital.
Gains (Losses) on Investments, Net

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$0.5	$(1.0)	$1.5	(150)%
Gains (losses) on investments, net as a percentage of total revenues	0%	(1)%	1	(100)%
Gains (losses) on investments during the six months ended June 30, 2010 and June 30, 2009 represent our share of our equity method investment gains and losses for the period.
Provision for Income Taxes

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.9	$7.4	$0.5	7%
Effective tax rate	38%	46%	(8)	(17)%
The decrease in the effective tax rate during the six months ended June 30, 2010 is primarily due to a non-cash foreign exchange gain on the remeasurement of a euro-denominated deferred tax liability during the six months ended June 30, 2010 as compared to a loss on the remeasurement in the prior year period.
Liquidity and Capital Resources
We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 65% of our revenues during the six months ended June 30, 2010, are annually renewable and are generally payable in advance. We generated cash from operating activities of $32.4 million and $29.4 million during the six months ended June 30, 2010 and 2009, respectively. The increase in cash provided from operations of $3.0 million for the six months ended June 30, 2010 is primarily attributable to an increase in net income of $3.9 million for the period.
During the six months ended June 30, 2010, we generated $15.5 million of cash from investing activities, consisting primarily of $17.5 million in proceeds from net sales and maturities of marketable investments which were partially offset by $2.4 million of property and equipment purchases. In addition, restricted cash decreased by approximately $1.9 million primarily due to a release from an escrow account as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the first quarter of 2010. During the six months ended June 30, 2009, we used $57.3 million of cash from investing activities, consisting primarily of $54.1 million used for net purchases of marketable investments and $2.8 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We generated $3.6 million of cash from financing activities during the six months ended June 30, 2010 from $8.3 million of proceeds from exercises of employee stock options and our employee stock purchase plan, partially offset by $5.0 million of purchases of our common stock. As of June 30, 2010, we had $53.8 million remaining on our common stock repurchase authorization. We used $8.0 million of cash from financing activities during the six months ended June 30, 2009 primarily from $10.0 million of purchases of our common stock, partially offset by $2.0 million of proceeds from exercises of employee stock options and our employee stock purchase plan.
As of June 30, 2010, we held approximately $15.0 million ($16.4 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment advisors, entitling us to sell at par ARS originally purchased from UBS (approximately $5.4 million par value at June 30, 2010) at anytime during a two-year period from June 30, 2010 — July 2, 2012 (“UBS ARS”). During the second quarter of 2010, USB repurchased $23.8 million of the UBS ARS at par and the remaining $5.4 million were sold to UBS at par under the Right on July 1, 2010. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our remaining ARS investments will affect our ability to execute our current business plan.
As of June 30, 2010, we had cash and cash equivalents of $143.9 million and marketable investments and long-term investments of $143.1 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months, except as described below for our new corporate headquarters in Cambridge, Massachusetts. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
Under a build-to-suit lease entered into on September 29, 2009, whereby the landlord will build a new corporate headquarters for us in Cambridge, Massachusetts, we have committed to construct approximately $14.8 million of leasehold improvements in the building under the terms of the lease. We expect to incur the majority of these costs in 2011. The funding for these leasehold improvements has been placed in an escrow account and is included in restricted cash on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. The $14.9 million in escrow at June 30, 2010 will be increased or decreased based upon the final estimate of construction costs and will be released from escrow as the leasehold improvements are constructed. In addition, we anticipate spending during 2011 an additional $15 million for equipment, fixtures and other leasehold improvements for our new corporate headquarters.
Contractual Obligations
As of June 30, 2010, we had future contractual obligations as follows:

		Remainder
Contractual	Total	2010	2011	2012	2013	2014	Thereafter
Obligations	(in thousands)
Operating leases	$115,810	$4,806	$8,407	$8,598	$8,222	$8,116	$77,661
Other commitments (1)	$14,800	$—	$14,800	$—	$—	$—	$—

Total	$130,610	$4,806	$23,207	$8,598	$8,222	$8,116	$77,661

(1)	Amount represents a commitment to construct approximately $14.8 million of leasehold improvements under the terms of a build to suit lease. We expect to incur the majority of these costs in 2011. The funding for these leasehold improvements has been placed in an escrow account and is included in restricted cash on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM II. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized an aggregate $200.0 million to purchase common stock under a stock repurchase program. During the quarter ended June 30, 2010, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
			Under the Stock
	Total Number of	Average Price	Repurchase Program
Period	Shares Purchased (1)	Paid per Share	(In thousands)
April 1 – April 30	—	$—	$58,752
May 1 – May 31	70,309	$30.99	$56,573
June 1 – June 30	89,100	$31.68	$53,750

	159,409	$31.38	$53,750

(1)	All purchases of our common stock were made under the previously announced stock repurchase program.
ITEM 6. EXHIBITS
10.1	Amendment to Forrester Research, Inc. Employee Retention Plan

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial officer)

Date: August 5, 2010

Exhibit Index

Exhibit No.	Document

10.1	Amendment to Forrester Research, Inc. Employee Retention Plan

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.