Form 10-Q
period 2010-09-30
FORRESTER RESEARCH INC
filed 2010-11-05
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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
Yes   ☐      No   ☑
As of November 3, 2010, 22,425,561 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$138,100	$97,805
Marketable investments (Note 3)	136,992	152,037
Accounts receivable, net	39,229	67,436
Deferred income taxes	5,223	5,276
Deferred commissions	8,718	9,631
Prepaid expenses and other current assets	11,489	8,616

Total current assets	339,751	340,801
Long-term marketable securities (Note 3)	9,934	9,950
Restricted cash	14,919	16,770
Property and equipment, net	9,322	5,823
Deferred income taxes	10,819	10,323
Goodwill	68,077	68,314
Intangible assets, net	9,392	12,108
Non-marketable investments (Note 4)	7,062	5,546
Other assets	549	561

Total assets	$469,825	$470,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,158	$2,078
Accrued expenses	26,066	30,168
Deferred revenue	104,583	117,888

Total current liabilities	134,807	150,134
Non-current liabilities	7,568	8,117

Total liabilities	142,375	158,251

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding - none	-	-
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 29,835 and 29,362 as of September 30, 2010 and
December 31, 2009, respectively
Outstanding - 22,361 and 22,334 as of September 30, 2010 and
December 31, 2009, respectively	298	294
Additional paid-in capital	340,206	325,207
Retained earnings	145,937	129,559
Treasury stock - 7,474 and 7,028 as of September 30, 2010 and
December 31, 2009, respectively, at cost	(155,201)	(141,250)
Accumulated other comprehensive loss	(3,790)	(1,865)

Total stockholders’ equity	327,450	311,945

Total liabilities and stockholders’ equity	$469,825	$470,196

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenues:
Research services	$42,895	$38,893	$123,063	$116,968
Advisory services and other	16,882	14,988	60,547	54,898

Total revenues	59,777	53,881	183,610	171,866

Operating expenses:
Cost of services and fulfillment	22,399	20,052	69,026	65,824
Selling and marketing	20,228	17,266	61,036	54,018
General and administrative	9,489	7,099	24,413	20,468
Depreciation	943	1,075	2,740	3,311
Amortization of intangible assets	905	439	2,715	1,751
Reorganization costs	-	-	-	3,141

Total operating expenses	53,964	45,931	159,930	148,513

Income from operations	5,813	7,950	23,680	23,353

Other income (expense), net	(945)	460	1,278	2,182
Gains (losses) on investments, net	1,377	(732)	1,829	(1,683)

Income before income taxes	6,245	7,678	26,787	23,852

Income tax provision	2,541	3,378	10,409	10,769

Net income	$3,704	$4,300	$16,378	$13,083

Basic income per common share	$0.16	$0.19	$0.73	$0.58

Diluted income per common share	$0.16	$0.19	$0.71	$0.57

Basic weighted average common shares outstanding	22,462	22,561	22,456	22,736

Diluted weighted average common shares outstanding	23,107	22,809	23,040	22,953

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)

Cash flows from operating activities:
Net income	$16,378	$13,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	2,740	3,311
Amortization of intangible assets	2,715	1,751
Net (gains) losses from investments	(1,829)	1,683
Deferred income taxes	(537)	225
Stock-based compensation	3,686	4,921
Amortization of premium on investments	1,728	838
Foreign currency losses	683	125
Other non-cash items	89	-
Changes in assets and liabilities, net of acquisitions
Accounts receivable	27,524	28,721
Deferred commissions	913	3,385
Prepaid expenses and other current assets	(3,295)	5,611
Accounts payable	1,927	(2,050)
Accrued expenses	(2,692)	(3,797)
Deferred revenue	(12,342)	(21,338)

Net cash provided by operating activities	37,688	36,469

Cash flows from investing activities:
Acquisitions	(1,660)	(752)
Purchases of property and equipment	(6,248)	(3,464)
Purchases of marketable investments	(105,102)	(530,345)
Proceeds from sales and maturities of marketable investments	118,235	487,339
Decrease in restricted cash	1,851	-
Other investing activity	314	438

Net cash provided by (used in) investing activities	7,390	(46,784)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	10,773	2,721
Excess tax benefits from stock-based compensation	399	-
Repurchases of common stock	(13,951)	(15,233)

Net cash used in financing activities	(2,779)	(12,512)

Effect of exchange rate changes on cash and cash equivalents	(2,004)	1,526

Net increase (decrease) in cash and cash equivalents	40,295	(21,301)
Cash and cash equivalents, beginning of period	97,805	129,478

Cash and cash equivalents, end of period	$138,100	$108,177

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results for the year ending December 31, 2010, or any other period.
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
Note 3 – Marketable Investments
The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2010
Available-for-sale securities
State and municipal obligations	$22,091	$65	$-	$22,156
Federal agency and corporate obligations	114,194	688	(46)	114,836

Total short-term available-for-sale securities	136,285	753	(46)	136,992
Non-UBS ARS, long-term	11,000	-	(1,066)	9,934

Total available-for-sale securities	$147,285	$753	$(1,112)	$146,926

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2009
Available-for-sale securities
State and municipal obligations	$45,392	$482	$(2)	$45,872
Federal agency and corporate obligations	73,992	498	-	74,490

Total short-term available-for-sale securities	119,384	980	(2)	120,362
Non-UBS ARS, long-term	11,000	-	(1,050)	9,950

Total available-for-sale securities	130,384	980	(1,052)	130,312
Trading securities
UBS ARS	31,675	-	(2,100)	29,575
UBS Right	-	2,100	-	2,100

Total securities	$162,059	$3,080	$(3,152)	$161,987

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three or nine months ended September 30, 2010 or 2009.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2010. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. ARS are reflected in the following table at their current auction reset dates in 2010. However, the actual contractual maturities of these investments were they not to reset would occur at various dates between 2024 and 2034.

	FY 2010	FY 2011	FY 2012	FY 2013	Total
	(in thousands)
Federal agency and corporate obligations	$4,011	$49,395	$51,688	$9,742	$114,836
State and municipal obligations	9,088	9,911	3,157	-	22,156
Non-UBS ARS	9,934	-	-	-	9,934

Total short and long-term	$23,033	$59,306	$54,845	$9,742	$146,926

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Federal agency and corporate obligations	$16,518	$(46)	$-	$-
Non-UBS ARS	-	-	9,934	(1,066)

Total	$16,518	$(46)	$9,934	$(1,066)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$1,148	$2	$-	$-
Non-UBS ARS	9,950	1,050	-	-

Total	$11,098	$1,052	$-	$-

Fair Value
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. The fair values of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$65,123	$-	$-	$65,123
Federal agency and corporate obligations (2)	-	116,320	-	116,320
State and municipal obligations	-	22,156	9,934	32,090

Total	$65,123	$138,476	$9,934	$213,533

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$50,472	$-	$-	$50,472
Federal agency and corporate obligations	-	74,490	-	74,490
State and municipal obligations	-	45,872	39,525	85,397
UBS Right	-	-	2,100	2,100

Total	$50,472	$120,362	$41,625	$212,459

     (1)  Included in cash and cash equivalents.
     (2)  $1,484 included in cash and cash equivalents.
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
Level 3 assets primarily consist of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At September 30, 2010, the Company held ARS with one investment advisor that provided a valuation of the ARS at par value, which Forrester considered to be a Level 3 input based on the limited market activity. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.1 million at September 30, 2010 and December 31, 2009. The Company believes that the loss is temporary due to the underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
Through July 1, 2010, the Company also held ARS with UBS AG (UBS). Historically, UBS provided a valuation utilizing Level 3 inputs for the ARS investments. UBS utilized a discounted cash flow approach to arrive at its valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model included estimates, based on data available at each balance sheet date, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS (approximately $31.7 million par value at December 31, 2009) (“UBS ARS”) at anytime during a two-year period from June 30, 2010 through July 2, 2012. The Company valued the Right as an asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on data available at each balance sheet date. The combined fair value of the Right and the UBS ARS historically equaled the par value of the UBS ARS. The remaining $5.4 million of par value UBS ARS at June 30, 2010 were sold to UBS at par under the Right on July 1, 2010.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2010 and 2009 (in thousands):

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	-	(31,675)
Total gains (losses):
Included in other comprehensive income	-	(16)
Included in earnings	(2,100)	2,100

Balance at September 30, 2010	$-	$9,934

	UBS
	Right	ARS
Balance at December 31, 2008	$6,887	$39,613
Sales/Maturities	-	(3,475)
Total gains (losses):
Included in other comprehensive loss	-	(1,050)
Included in earnings	(5,075)	5,075

Balance at September 30, 2009	$1,812	$40,163

Note 4— Non-Marketable Investments
At September 30, 2010 and December 31, 2009, the carrying value of the Company’s non-marketable investments, which were comprised primarily of interests in technology-related private equity funds, were $7.1 million and $5.5 million, respectively.

One of the Company’s investments, with a book value of $1.8 million and $1.9 million at September 30, 2010 and December 31, 2009, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs or the investment is liquidated. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the three and nine months ended September 30, 2010 the Company recorded a gain of $1.4 million and $1.8 million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the three and nine months ended September 30, 2009 the Company recorded a loss of $0.7 and $1.7 million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income.
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
Note 5 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2010 (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total
Accrual at December 31, 2009	$98	$1,587	$1,685
Cash payments	(98)	(992)	(1,090)

Accrual at September 30, 2010	$-	$595	$595

The accrued costs related to the reorganization are expected to be paid as follows: $0.2 million in the remainder of 2010 and $0.4 million in 2011.
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
Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	22,462	22,561	22,456	22,736
Weighted average common equivalent shares	645	248	584	217

Diluted weighted average common shares outstanding	23,107	22,809	23,040	22,953

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	344	2,247	490	1,995

Note 7 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$3,704	$4,300	$16,378	$13,083
Cumulative translation adjustment gain (loss)	3,637	1,211	(1,785)	1,078
Unrealized gain (loss) on marketable investments, net of tax	103	48	(140)	(330)

Total comprehensive income	$7,444	$5,559	$14,453	$13,831

Equity Plans
Stock option activity for the nine months ended September 30, 2010 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2009	3,090	$25.18
Granted	334	30.10
Exercised	(430)	22.72
Forfeited	(161)	43.44

Outstanding at September 30, 2010	2,833	$25.10	6.36	$22,842

Exercisable at September 30, 2010	1,951	$24.05	5.30	$17,848

Restricted stock unit activity for the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2009	94,202	$25.21
Granted	104,496	29.77
Vested or settled	-
Forfeited	(4,006)	25.92

Unvested at September 30, 2010	194,692	$27.64

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Forrester recorded approximately $1.2 million and $1.4 million of stock-based compensation in the accompanying Consolidated Statements of Income for the three months ended September 30, 2010 and 2009, respectively, and $3.7 and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively, included in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of services and fulfillment	$531	$733	$1,588	$2,481
Selling and marketing	238	274	708	884
General and administrative	387	423	1,390	1,556

Total	$1,156	$1,430	$3,686	$4,921

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.37%	0.20%	2.01%	0.28%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%
Weighted average fair value	$9.49	$6.87	$8.57	$6.92

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	2.02%	0.17%	1.85%	0.29%
Expected dividend yield	None	None	None	None
Expected life	3.6 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%
Weighted average fair value	$9.63	$6.23	$8.37	$6.83
Treasury Stock
The Board of Directors of the Company has authorized an aggregate $260 million, including an addition of $60 million approved in October 2010, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of September 30, 2010, Forrester had repurchased approximately 7.5 million shares of common stock at an aggregate cost of approximately $155.2 million.
Note 8 – Income Taxes
Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, foreign exchange gains or losses on the remeasurement of deferred tax liabilities and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise.
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

The following tables present information about reportable segments (in thousands).

	IT	TI	M&S	Events	Consolidated
Three months ended September 30, 2010
Revenue	$23,047	$18,342	$17,889	$499	$59,777
Direct margin	15,990	13,616	11,059	(59)	40,606
Selling, marketing, administrative and other expenses					(33,888)
Amortization of intangible assets					(905)

Income from operations					$5,813

	IT	TI	M&S	Events	Consolidated
Three months ended September 30, 2009
Revenue	$22,133	$16,074	$15,674	$-	$53,881
Direct margin	15,605	11,941	9,382	(895)	36,033
Selling, marketing, administrative and other expenses					(27,644)
Amortization of intangible assets					(439)

Income from operations					$7,950

	IT	TI	M&S	Events	Consolidated
Nine months ended September 30, 2010
Revenue	$69,173	$54,617	$52,133	$7,687	$183,610
Direct margin	48,069	41,920	31,834	1,910	123,733
Selling, marketing, administrative and other expenses					(97,338)
Amortization of intangible assets					(2,715)

Income from operations					$23,680

	IT	TI	M&S	Events	Consolidated
Nine months ended September 30, 2009
Revenue	$68,892	$49,795	$46,714	$6,465	$171,866
Direct margin	47,749	37,509	26,267	1,659	113,184
Selling, marketing, administrative and other expenses					(84,939)
Amortization of intangible assets					(1,751)
Reorganization costs					(3,141)

Income from operations					$23,353

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

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company will adopt new standard effective January 1, 2011 for contracts entered into or materially modified after that date. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
Note 11 — Subsequent Event
In October 2010 the board of directors of the Company approved a $60 million increase in the Company’s stock repurchase authorization and a special cash dividend of $3.00 per share, to be paid on December 20, 2010 to shareholders of record on December 8, 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources and the success of and demand for our research and advisory products and services. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to respond to business and economic conditions, technology spending, our dependence on renewals of our membership-based research services and on key personnel, market trends, competition, the ability to attract and retain professional staff, possible variations in our quarterly operating results, any cost savings related to reductions in force and associated actions and risks associated with our ability to offer new products and services. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
We derive revenues from memberships to our research products and services, performing advisory services and consulting projects, and hosting events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues are recognized during the period in which the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.
Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and strategy groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities are allocated to these categories according to the number of employees in each group.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:
•	Deferred revenue - billings in advance of revenue recognition as of the measurement date.

•	Agreement value - the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at September 30, 2010. Agreement value excludes amounts in excess of the first year value for multiple year contracts signed in 2009 and beyond.

•	Client retention - the percentage of client companies with memberships expiring during the most recent twelve-month period that renewed one or more of those memberships during that same period.

•	Dollar retention – the percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period.

•	Enrichment – the percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts.
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Deferred revenue	$104.6	$93.5	$11.1	12%
Agreement value	$191.8	$183.5	$8.3	5%
Client retention	80%	72%	8	11%
Dollar retention	89%	82%	7	9%
Enrichment	102%	97%	5	5%
Number of clients	2,562	2,505	57	2%
The increase in deferred revenue and agreement value from September 30, 2009 to September 30, 2010 is primarily due to increased demand for our products and services as well as the effect of the Strategic Oxygen acquisition in December 2009. The increase in agreement value was partially offset by a change in the calculation to exclude agreement value in excess of the first year value for multiple year contracts signed in 2009 and beyond. Client and dollar retention rates as well as our enrichment rate have all increased from the September 2009 period which is consistent with improved economic activity in 2010.
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

Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Research services	72%	72%	67%	68%
Advisory services and other	28	28	33	32

Total revenues	100	100	100	100
Operating expenses:
Cost of services and fulfillment	37	37	38	38
Selling and marketing	34	32	33	31
General and administrative	16	13	13	12
Depreciation	2	2	2	2
Amortization of intangible assets	1	1	1	1
Reorganization costs	-	-	-	2

Income from operations	10	15	13	14
Other income (expense), net	(2)	1	1	1
Gains (losses) on investments, net	2	(2)	1	(1)

Income before income taxes	10	14	15	14
Income tax provision	4	6	6	6

Net income	6%	8%	9%	8%

Three Months Ended September 30, 2010 and September 30, 2009
Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$59.8	$53.9	$5.9	11%
Revenues from research services	$42.9	$38.9	$4.0	10%
Revenues from advisory services and other	$16.9	$15.0	$1.9	13%
Revenues attributable to customers outside of the US	$16.3	$16.2	$0.1	1%
Percentage of revenue attributable to customers outside of the US	27%	30%	(3)	(10%)
Number of clients (at end of period)	2,562	2,505	57	2%
Number of events	1	1	-	-
The increase in total revenues is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 1.8% of revenue growth. Revenue growth for the current quarter was negatively affected by 1.8% due to the impact of current period foreign exchange rates in comparison to the prior year rates. International revenues increased by 1% and were negatively affected by the impact of foreign exchange. Revenue growth for the current quarter was driven by a 14% increase in the technology industry client group (approximately 6.2% due to Strategic Oxygen), a 14% increase in the marketing and strategy client group and a 4% increase in the information technology group.
Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$22.4	$20.1	$2.3	11%
Cost of services and fulfillment as a percentage of total revenues	37%	37%	-	-
Number of research and fulfillment employees (at end of period)	448	449	(1)	-

The increase in cost of services and fulfillment during the three months ended September 30, 2010 compared to the prior period is primarily the result of increased incentive compensation and benefit costs, increased travel-related costs and costs resulting from the acquisition of Strategic Oxygen in December 2009.
Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$20.2	$17.3	$2.9	17%
Selling and marketing expenses as a percentage of total revenues	34%	32%	2	6%
Selling and marketing employees (at end of period)	416	368	48	13%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended September 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs. The increase in sales and marketing employees is due to our ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our syndicated products resulting from the higher number of sales employees are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percent of revenue during periods of sales force expansion.
General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.5	$7.1	$2.4	34%
General and administrative expenses as a percentage of total revenues	16%	13%	3	23%
General and administrative employees (at end of period)	167	143	24	17%
The increase in general and administrative expense in dollars and as a percentage of total revenues during the three months ended September 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan, an increase in bonus costs and increased investments in customer facing technology.
Depreciation

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$0.9	$1.1	$(0.2)	(18% )
Depreciation expense as a percentage of total revenues	2%	2%	-	-
The decrease in depreciation expense during the three months ended September 30, 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009.
Amortization of Intangible Assets

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.9	$0.4	$0.5	125%
Amortization expense as a percentage of total revenues	1%	1%	-	-
The increase in amortization expense during the three months ended September 30, 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009.

Other Income (Expense), Net

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$(0.9)	$0.5	$(1.4)	(280%)
Other income (expense), net as a percentage of total revenues	(2%)	1%	(3)	(300%)
The decrease in other income (expense), net, during the three months ended September 30, 2010 is primarily due to net foreign exchange losses of $1.5 million in the 2010 quarter compared to $0.2 million of foreign exchange losses in the prior year period. The current period losses were primarily due to translation losses resulting from an approximate 12% increase in the value of the euro versus the U.S. dollar from June 30, 2010 to September 30, 2010.
Gains (Losses) on Investments, Net

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$1.4	$(0.7)	$2.1	300%
Gains (losses) on investments, net as a percentage of total revenues	2%	(2)%	4	200%
Gains (losses) on investments during the three months ended September 30, 2010 and September 30, 2009 primarily represent our share of our equity method investment gains and losses for the period.
Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.5	$3.4	$(0.9)	(26%)
Effective tax rate	41%	44%	(3)	(7%)
The decrease in the effective tax rate during the three months ended September 30, 2010 is primarily due to a valuation allowance in the prior year period related to capital losses that did not occur in the current year period.
Nine Months Ended September 30, 2010 and September 30, 2009
Revenues

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$183.6	$171.9	$11.7	7%
Revenues from research services	$123.1	$117.0	$6.1	5%
Revenues from advisory services and other	$60.5	$54.9	$5.6	10%
Revenues attributable to customers outside of the US	$51.7	$50.4	$1.3	3%
Percentage of revenue attributable to customers outside of the US	28%	29%	(1)	(3%)
Number of clients (at end of period)	2,562	2,505	57	2%
Number of events	9	10	(1)	(10%)
The increase in total revenues is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 1.9% of revenue growth. Foreign exchange rates had an immaterial effect on revenue growth for the nine months ended September 30, 2010. Revenue growth for the nine months ended September 30, 2010 was driven by a 10% increase in the technology industry client group (approximately 6.4% due to Strategic Oxygen), a 12% increase in the marketing and strategy client group and a 19% increase for events. Revenue in the information technology group was essentially flat for the period.

Cost of Services and Fulfillment

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$69.0	$65.8	$3.2	5%
Cost of services and fulfillment as a percentage of total revenues	38%	38%	-	-
Number of research and fulfillment employees (at end of period)	448	449	(1)	-
The increase in cost of services and fulfillment during the nine months ended September 30, 2010 compared to the prior period is primarily the result of increased incentive compensation and benefit costs, increased travel-related costs and costs resulting from the acquisition of Strategic Oxygen in December 2009. This increase was partially offset by the presence in the prior period of stock-based compensation expense from the accelerated vesting of performance-based stock options.
Selling and Marketing

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$61.0	$54.0	$7.0	13%
Selling and marketing expenses as a percentage of total revenues	33%	31%	2	6%
Selling and marketing employees (at end of period)	416	368	48	13%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the nine months ended September 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs and professional services. The increase in sales and marketing employees is due to our ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our syndicated products resulting from the higher number of sales employees are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percent of revenue during periods of sales force expansion.
General and Administrative

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$24.4	$20.5	$3.9	19%
General and administrative expenses as a percentage of total revenues	13%	12%	1	8%
General and administrative employees (at end of period)	167	143	24	17%
The increase in general and administrative expense in dollars and as a percentage of total revenues during the nine months ended September 30, 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan and an increase in bonuses. The increase is also attributable to increased travel-related costs and increased investments in customer facing technology.
Depreciation

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$2.7	$3.3	$(0.6)	(18%)
Depreciation expense as a percentage of total revenues	2%	2%	-	-

The decrease in depreciation expense during the nine months ended September 30, 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009.
Amortization of Intangible Assets

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$2.7	$1.8	$0.9	50%
Amortization expense as a percentage of total revenues	1%	1%	-	-
The increase in amortization expense during the nine months ended September 30, 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009.
Reorganization Costs

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$-	$3.1	$(3.1)	(100%)
Reorganization costs as a percentage of total revenues	-	2%	(2)	(100%)
Reorganization costs for the nine months ended September 30, 2009 consisted of costs incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions.
Other Income (Expense), Net

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$1.3	$2.2	$(0.9)	(41%)
Other income (expense), net as a percentage of total revenues	1%	1%	-	-
The decrease in other income (expense), net, during the nine months ended September 30, 2010 is primarily due to lower interest income during the nine months ended September 30, 2010 resulting from lower returns on invested capital.
Gains (Losses) on Investments, Net

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$1.8	$(1.7)	$3.5	206%
Gains (losses) on investments, net as a percentage of total revenues	1%	(1%)	2	200%
Gains (losses) on investments during the nine months ended September 30, 2010 and September 30, 2009 primarily represent our share of our equity method investment gains and losses for the period.
Provision for Income Taxes

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$10.4	$10.8	$(0.4)	(4%)
Effective tax rate	39%	45%	(6)	(13%)
The decrease in the effective tax rate during the nine months ended September 30, 2010 is primarily due to a valuation allowance in the prior year period related to capital losses that did not occur in the current year period and to a non-cash foreign exchange gain on the remeasurement of a euro-denominated deferred tax liability during the nine months ended September 30, 2010 as compared to a loss on the remeasurement in the prior year period.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the nine months ended September 30, 2010, are annually renewable and are generally payable in advance. We generated cash from operating activities of $37.7 million and $36.5 million during the nine months ended September 30, 2010 and 2009, respectively. The $1.2 million increase in cash provided from operations for the nine months ended September 30, 2010 is primarily attributable to an increase in net income of $3.3 million for the period.
During the nine months ended September 30, 2010, we generated $7.4 million of cash from investing activities, consisting primarily of $13.1 million in proceeds from net sales and maturities of marketable investments which were partially offset by $6.2 million of property and equipment purchases. In addition, restricted cash decreased by approximately $1.9 million primarily due to a release from an escrow account as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the first quarter of 2010. During the nine months ended September 30, 2009, we used $46.8 million of cash from investing activities, consisting primarily of $43.0 million used for net purchases of marketable investments and $3.5 million of property and equipment purchases. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $2.8 million of cash from financing activities during the nine months ended September 30, 2010 resulting from $14.0 million of purchases of our common stock, partially offset by $10.8 million of proceeds from exercises of employee and director stock options and our employee stock purchase plan. We used $12.5 million of cash from financing activities during the nine months ended September 30, 2009 primarily for $15.2 million of purchases of our common stock, partially offset by $2.7 million of proceeds from exercises of employee and director stock options and our employee stock purchase plan. In October 2010 our board of directors approved a $60 million increase in our stock repurchase authorization, which increased the amount available for stock repurchases to $104.8 million as of October 2010.
As of September 30, 2010, we held approximately $9.9 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our remaining ARS investments will affect our ability to execute our current business plan.
As of September 30, 2010, we had cash and cash equivalents of $138.1 million and marketable investments and long-term investments of $146.9 million. In October 2010 our board of directors authorized a $3.00 per share special dividend to holders of record on December 8, 2010, payable on December 20, 2010. Based on the 22.4 million shares outstanding as of September 30, 2010, the dividend amount would equal approximately $67 million. The actual amount of the dividend will be based on shares outstanding as of December 8, 2010. We plan to fund the dividend from existing cash on hand. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We plan to continue to introduce new products and services and expect to make minimal investments in our infrastructure during the next 12 months. In addition, we expect to invest in our new corporate headquarters in Cambridge, Massachusetts in anticipation of an August 2011 move in date. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
Under a build-to-suit lease entered into on September 29, 2009, whereby the landlord is building a new corporate headquarters for us in Cambridge, Massachusetts, we have committed to construct approximately $14.8 million of leasehold improvements in the building under the terms of the lease. We expect to incur the majority of these costs in 2011. The funding for these leasehold improvements has been placed in an escrow account and is included in restricted cash on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. The $14.9 million in escrow at September 30, 2010, which includes earned interest, will be increased or decreased based upon the final estimate of construction costs and will be released from escrow as the leasehold improvements are constructed. In addition, we anticipate spending during 2011 an additional $15 million for equipment, fixtures and other leasehold improvements for our new corporate headquarters.

Contractual Obligations
As of September 30, 2010, we had future contractual obligations as follows:

Contractual		Remainder
Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

Operating leases	$114,669	$2,649	$9,011	$8,693	$8,343	$8,201	$77,772
Other commitments (1)	14,800	-	14,800	-	-	-	-

Total	$129,469	$2,649	$23,811	$8,693	$8,343	$8,201	$77,772

(1)	Amount represents a commitment to construct approximately $14.8 million of leasehold improvements under the terms of a build to suit lease. We expect to incur the majority of these costs in 2011.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2010, our Board of Directors has authorized an aggregate $200.0 million to purchase common stock under a stock repurchase program. During the quarter ended September 30, 2010, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program (2)
			(In thousands)

July 1 - July 31	-	$-	$53,750
August 1 - August 31	165,781	$30.68	$48,662
September 1 - September 30	121,300	$31.84	$44,799

Quarter ended September 30, 2010	287,081	$31.17	$44,799

(1)	All purchases of our common stock were made under the previously announced stock repurchase program.

(2)	In October 2010, our Board of Directors authorized an increase of $60 million to the stock repurchase program, which is not reflected in the table above.

ITEM 6. EXHIBITS
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (principal financial officer)

Date: November 5, 2010

Exhibit Index

Exhibit No.	Document

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.