Form 10-K
period 2010-12-31
FORRESTER RESEARCH INC
filed 2011-03-14
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $441,000,000.

As of March 10, 2011, 22,646,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2011 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

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

PART I

General

Forrester Research, Inc. is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Our products and services are targeted to 19 specific roles, including senior management in business strategy, marketing, and information technology at $1 billion-plus (revenue) companies who collaborate with us to accelerate achievement of their business goals.

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

Industry Background

Enterprises and their employees struggle to remain both competitive and cost-efficient in an increasingly complex global business environment. Developing comprehensive and coordinated business strategies is difficult because as the economy and technology change, consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

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

We seek to maintain and enhance our position as a leading global research and advisory firm and to capitalize on demand for our offerings by:

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

Leveraging our RoleView Research.  Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing RoleView research products and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research offerings, and many are designed to address the specific needs and problems of our clients and the professionals in the roles we serve. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings. In July 2008, we acquired JupiterResearch, LLC to enhance our offerings to marketing and strategy professionals. In December 2009, we acquired the business of New Strategic Oxygen, LLC whose products and services and decision tools enhance our offerings to technology product management & marketing professionals.

Using Targeted, Global Client-Centric Sales Channels.  Our business is organized into three principal global client groups that support our role-based strategy and are closely aligned with our client base: the Information Technology Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. Effective January 2010, we appointed senior practice leaders within our three principal client groups to better focus on creating and delivering relevant research and related products and services to the professional roles we serve. We sell our products and services directly through a global sales force with sales personnel focusing on the needs of professionals within each of the three principal client groups. Our sales force, managed by a chief sales officer with global sales management responsibility to improve sales productivity within our global client group organizational structure, operates out of various locations in North America, Europe, Australia, and India. We also sell our products and services through independent sales representatives in select international locations.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.  We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,500 client companies as of December 31, 2010 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals in our targeted roles. In addition, we intend to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

Developing and Retaining Outstanding Research Professionals.  The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes quality, collaboration, and creativity, helps us to develop and retain high-caliber research professionals. We provide a competitive compensation structure, as well as recognition and rewards for excellent individual and team performance.

Forrester’s Solution

Our broad range of expertise on business and the impact of technology enables us to offer our clients the best available and most relevant research and insights on changing business models, best practices, technology investments, business practices, implementation advice, and customer trends. Our solution provides our clients with:

A Unified Set of Services to Help our Clients and to Make their Leaders Successful in their Roles.  We offer clients a comprehensive set of products and services to obtain access to the research, data, analysts, and peer insights they need to be successful in their professional roles, including, for example, to:

•	Assess potential new markets, competitors, products and services, and go-to-market strategies.

•	Anticipate technology-driven business model shifts.

•	Understand trends in consumer behavior and how to capitalize on those trends for marketing and sales purposes.

•	Educate, inform, and align strategic decision-makers in their organizations.

•	Navigate technology purchase and implementation challenges and optimize technology investments.

•	Capitalize on emerging technologies.

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

Forrester® Leadership Boards

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

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•	Consumer Technographics® Data & Services. Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 300,000 households and individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into four offerings: North American Consumer Technographics, European Consumer Technographics, Asia Pacific Consumer Technographics and Latin America Consumer Technographics. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•	Forrester’s Forrsightstm for Business Technology. Forrester’s Forrsights is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 30,000 business and IT executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Forrester’s Forrsights clients also have access to a data specialist.

•	Forrester’s Strategic Oxygentm offering is a decision support tool that measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 20,000 business and IT executives in North America, Europe, Asia Pacific, and Latin America. Technology Marketing professionals rely on Strategic Oxygen to make a wide range of key decisions around content, messaging, sequencing of activities, specific media that need to work globally and locally, and demand-generation choices. The Strategic Oxygen offering includes access to an online decision tool and a data advisor.

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

Forrester Events

We host multiple events in various locations in North America and Europe throughout the year. Events build upon our research and data products and services to bring together executives and other participants serving or interested in the particular professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and to hear business leaders discuss business and technology issues of interest or significance to the professional roles in attendance and the impact of technology on the professionals and their businesses.

Sales and Marketing

Our business is organized into three principal global client groups that support our role-based strategy and closely align with our client base: the IT Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. In addition, our Events operations support all three client groups. We sell our products and services through our direct sales force in various locations in North America, Europe, Australia, and India. We also sell our products and services through independent sales representatives in select international locations. We employed 378 salespersons as of December 31, 2010, an increase of 20% from 315 as of December 31, 2009. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 11 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in role-based business and technology research. We actively promote brand awareness via our website, Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets. In addition, we support an active social media strategy whereby our analysts blog regularly with respect to the role they serve. Other activities, including Twitter, LinkedIn, Facebook, and similar tools interconnect and cross-promote the analysts’ blogs and research content.

As of December 31, 2010, our research was delivered to more than 2,500 client companies. No single client company accounted for more than 2% of our 2010 revenues.

Pricing and Contracts

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and other. We classify revenue from subscriptions to our RoleView Research, Forrester Leadership Boards and Data Products and Services as research services revenue. We classify revenue from Forrester Consulting and Forrester Events as advisory services and other revenue.

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 4% to $202.7 million at December 31, 2010 from $194.8 million at December 31, 2009. The increase in agreement value was partially offset by a change in the calculation to exclude agreement value in excess of the first year for multiple year contracts signed in 2009 and beyond, which reduced the growth rate in 2010 by approximately 6%.

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

Our Consumer Technographics and Forrester’s Forrsights research combines our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

The Forrester Wave combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive spreadsheets, databases, and reports.

Collaboration among analysts is an integral part of our process, leading to higher-quality research and a unified perspective. All RoleView research begins either with a client or vendor catalyst or with discussion sessions among analysts to generate ideas for research. Analysts test ideas throughout the research process at both informal and regularly scheduled research meetings and using social media technologies. Our reports are consistent in format, and we require our analysts to write in a structure that combines graphics with easy-to-read text to deliver concise, decisive, relevant, and objective research to our clients.

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

We believe that we compete favorably with respect to each of these factors. We believe that our role-based strategy, including the diversity of roles we support and the ways in which we support them, as well as our focus on emerging technologies are significant competitive advantages. Additionally, we believe that in addition to our role-based strategy, our research methodology, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

We compete principally in the market for research and advisory services and their application for client success, with an emphasis on the impact of technology on our clients’ business models and customer markets. Our principal direct competitors include other providers of similar services, such as Gartner, as well as providers of peer networking services and Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2010, we employed a total of 1,078 persons, including 394 research staff and 378 sales personnel.

Our culture emphasizes certain key values — including client service, quality, integrity, collaboration, and courage — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our role-based strategy, our products and services, corporate culture, values and goals.

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

Our Business may be Adversely Affected by the Economic Environment.  Our business is in part dependent on technology spending and is impacted by economic conditions. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and global economy were to lead to a decrease in technology spending, or in demand for our research and advisory services, this could have an adverse effect on our results of operations and financial condition.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.  We have clients in over 60 countries and approximately 28% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates and the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local sales representative may not want to continue to do business with us or our new representative.

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

Fluctuations in Our Operating Results.  Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology spending in the marketplace and general economic conditions.

•	The timing and size of new and renewal memberships for our research services from clients.

•	The utilization of our advisory services by our clients.

•	The timing of revenue-generating Events sponsored by us.

•	The introduction and marketing of new products and services by us and our competitors.

•	The hiring and training of new analysts and sales personnel.

•	Changes in demand for our research and advisory services.

•	Fluctuations in currency exchange rates.

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

We May Realize Losses on Our Investments or Be Unable to Liquidate These Investments at Desired Times and in Desired Amounts.  At December 31, 2010, we had approximately $9.1 million of long-term marketable investments in municipal notes with an auction reset feature. In February 2008, auctions had begun to fail for these securities and have continued to fail, which means that the parties wishing to sell securities in the normal auction process could not. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

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

On September 29, 2009, we entered into a build-to-suit net lease (“Lease”) with BHX, LLC, as trustee of Acorn Park I Realty Trust and predecessor to 200 Discovery Park, LLC (“Landlord”) pursuant to which the Landlord will build a new corporate headquarters building for the Company in an office park in the Alewife section of Cambridge, Massachusetts. Pursuant to the Lease, as amended, the Landlord will construct an approximately 190,000 square foot building (“Building”) and lease the Building and parcel to us for an initial term of 15 years. During construction, we will continue to occupy our current corporate headquarters in Cambridge, Massachusetts under the existing lease for such premises. Presently, we expect to commence using the facility on or about August 15, 2011.

We also rent office space in Foster City and San Francisco, California, New York City, Dallas, McLean Virginia, Amsterdam, Frankfurt, London and Paris. In 2010, we entered into new leases for, and completed the fit-up of and moved into, office space in London and New York. The New York lease is for an initial term of ten years for approximately 15,200 square feet. The London lease is for a term of eleven years for approximately 17,800 square feet. We also entered into a new lease for approximately 15,600 feet of office space in San Francisco, with a 63-month term expected to commence during the first half of 2011. We also lease office space on a relatively short-term basis in various other locations in North America, Europe and Asia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR.” In December 2010, we paid a one-time special cash dividend of $3.00 per share to holders of shares of our common stock. We did not declare or pay any dividends during the fiscal year ended December 31, 2009. We do not presently intend to pay cash dividends on our common stock in the foreseeable future.

As of March 10, 2011 there were approximately 43 stockholders of record of our common stock. On March 10, 2011 the closing price of our common stock was $37.07 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2010 and December 31, 2009:

	2010		2009
	High	Low	High	Low

First Quarter	$32.17	$23.65	$28.14	$16.49
Second Quarter	$33.21	$29.10	$25.44	$19.41
Third Quarter	$34.20	$28.63	$26.64	$21.59
Fourth Quarter	$36.31	$31.82	$27.66	$24.70

Through 2010, our Board of Directors authorized an aggregate $260 million to purchase common stock under our stock repurchase program, including $60 million authorized in 2010 and $50 million authorized in 2009. During the quarter ended December 31, 2010, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased(1)	Paid per Share	Repurchase Program
			(In thousands)

October 1 — October 31	—	$—	$104,799
November 1 — November 30	162,968	$34.66	$99,151
December 1 — December 31	50,911	$34.28	$97,405

	213,879

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2005 through December 31, 2010 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statement of Income Data
Research services	$168,508	$157,726	$155,339	$131,163	$114,876
Advisory services and other	82,218	75,626	85,536	80,893	66,597

Total revenues	250,726	233,352	240,875	212,056	181,473
Income from operations	30,750	32,420	37,964	22,651	20,042
Other income and gains (losses) on investments, net	3,550	1,315	6,846	7,353	6,052
Income from continuing operations	$20,507	$18,866	$29,215	$18,943	$16,057
Basic income per common share from continuing operations	$0.91	$0.83	$1.27	$0.82	$0.72
Diluted income per common share from continuing operations	$0.89	$0.82	$1.24	$0.80	$0.70
Basic weighted average shares outstanding	22,478	22,645	23,062	23,074	22,195
Diluted weighted average shares outstanding	23,063	22,884	23,585	23,729	22,973

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$216,034	$259,792	$259,929	$248,974	$207,833
Working capital	146,140	190,667	166,001	209,527	166,274
Total assets	450,477	470,196	454,951	426,357	384,143
Deferred revenue	131,521	117,888	113,844	111,418	99,875
Total liabilities	178,570	158,251	151,454	151,341	139,238
Cash dividends declared	68,414	—	—	—	—

The following items impact the comparability of our consolidated data:

•	Cash dividends declared in 2010 represents a special dividend of $3.00 per common share declared and paid in the fourth quarter of 2010.

•	The 2009 operating income amount includes a $5.4 million reorganization charge for facility consolidations and a reduction-in-force of approximately 50 employees. See Note 10 of the Notes to Consolidated Financial Statements.

•	The results of JupiterResearch, LLC, and its parent company, JUPR Holdings, Inc. (“JupiterResearch”) are included in our consolidated results beginning July 31, 2008, the date of acquisition. See Note 2 of the Notes to Consolidated Financial Statements.

•	The 2008 other income amount includes a net foreign exchange loss of approximately $1.6 million ($1.2 million after tax) resulting primarily from the remeasurement of certain intercompany payables and receivables. Of the net $1.6 million loss, approximately $1.9 million related to periods prior to 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships to our research products and services, performing advisory services and consulting projects and hosting events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities are allocated to these categories according to the number of employees in each group.

Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:

•	Deferred revenue — billings in advance of revenue recognition as of the measurement date.

•	Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value excludes amounts in excess of the first year value for multiple year contracts signed in 2009 and beyond. No single client accounted for more than 2% of agreement value at December 31, 2010.

•	Client retention — the percentage of client companies with memberships expiring during the most recent twelve-month period that renewed one or more of those memberships during that same period.

•	Dollar retention — the percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period.

•	Enrichment — the percentage of the dollar value of client membership contracts renewed during the period to the dollar value of the corresponding expiring contracts.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Deferred revenue	$131.5	$117.9	$13.6	12%
Agreement value	$202.7	$194.8	$7.9	4%
Client retention	80%	74%	6	8%
Dollar retention	91%	86%	5	6%
Enrichment	104%	96%	8	8%
Number of clients	2,575	2,519	56	2%

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Deferred revenue	$117.9	$113.8	$4.1	4%
Agreement value	$194.8	$222.5	$(27.7)	(12)%
Client retention	74%	73%	1	1%
Dollar retention	86%	84%	2	2%
Enrichment	96%	102%	(6)	(6)%
Number of clients	2,519	2,643	(124)	(5%)

The increase in deferred revenue and agreement value from 2009 to 2010 is primarily due to increased demand for our products and services due to the improvement in the economy and an increase in the number of sales people during 2010. The increase in agreement value was partially offset by a change in the calculation to exclude agreement value in excess of the first year for multiple year contracts signed in 2009 and beyond, which reduced the growth rate in 2010 by approximately 6% . Client retention and enrichment metrics increased in 2010 which is consistent with an improved economic environment and is also due to increased sales performance in 2010.

The increase in deferred revenue from 2008 to 2009 is primarily due to increased demand for our products due to the improvement in the economy in the fourth quarter of 2009 compared to 2008 as well as the effect of the JupiterResearch and Strategic Oxygen acquisitions completed in July 2008 and December 2009, respectively. See Note 2 — Acquisitions of the Notes to Consolidated Financial Statements. The decrease in agreement value from 2008 to 2009 is reflective of the economic downturn in the second half of 2008 through the majority of 2009 which resulted in a lower number of clients and lower enrichment rates in 2009 compared to 2008 and also is due to the exclusion in 2009 of agreement value in excess of the first year value for multiple year contracts signed in 2009. Client and dollar retention amounts were essentially flat in 2009 compared to 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a discussion of our other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-7.

•	Revenue Recognition. We generate revenues from licensing memberships to our research, performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, services have been provided to the customer and collectability is reasonably assured. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual subscriptions to our RoleView research, which include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a service guarantee, which gives our clients the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•	Stock-Based Compensation. Stock-based compensation is recognized as an expense based upon the fair value of the award at the time of grant. The determination of the fair value of stock-based compensation requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility, expected option lives and forfeiture rates. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. In addition, for our performance-vested restricted stock units, we make estimates of the performance outcome at each period end in order to estimate the actual number of shares that will be earned and/or the vesting period of the award. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate or performance outcomes are materially different from our estimate, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

•	Non-Marketable Investments. We hold minority interests in technology-related investment funds with a book value of $7.4 million at December 31, 2010. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Goodwill, Intangible Assets and Other Long-Lived Assets. As of December 31, 2010, we had $76.4 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheets. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2010 and concluded that the fair values of each of our reporting units substantially exceeded their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

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

•	Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of assets and liabilities as well as operating loss carryforwards (from acquisitions). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and record a liability based on the probability for such outcomes in accordance with current accounting guidelines.

Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome will not be different from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

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

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded within gains (losses) on investments, net in the Consolidated Statements of Income. Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and would be recorded within gains (losses) on investments, net in the Consolidated Statements of Income.

As of December 31, 2010, we held municipal bonds with a fair value of $9.1 million ($11.0 million at par value) with an auction reset feature (“auction rate securities” or “ARS”). The fair value of the ARS was determined by utilizing a discounted cash flow approach. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2010, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to recorded additional losses for these securities. We classified these ARS as available-for-sale securities and determined that the losses were not considered other-than-temporary and were not due to credit losses. Accordingly, changes in the market value of the ARS have been recorded in other comprehensive loss in the Consolidated Balance Sheets during the years ended December 31, 2010 and 2009. If the market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive loss or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Results of Operations for the years ended December 31, 2010, 2009 and 2008

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2010	2009	2008

Revenues:
Research services	67%	68%	64%
Advisory services and other	33	32	36

Total revenues	100	100	100
Operating expenses:
Cost of services and fulfillment	38	38	37
Selling and marketing	34	31	32
General and administrative	14	12	12
Depreciation	1	2	2
Amortization of intangible assets	1	1	1
Reorganization costs	—	2	—

Income from operations	12	14	16
Other income, net	1	1	2
Gains (losses) on investments, net	1	(1)	1

Income before income taxes	14	14	19
Income tax provision	6	6	7

Net income	8%	8%	12%

2010 compared to 2009

Revenues

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Dollars in millions)

Revenues	$250.7	$233.4	$17.3	7%
Revenues from research services	$168.5	$157.7	$10.8	7%
Revenues from advisory services and other	$82.2	$75.6	$6.6	9%
Revenues attributable to customers outside of the U.S.	$70.7	$69.3	$1.4	2%
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7)%
Number of clients (at end of period)	2,575	2,519	56	2%
Number of events	14	14	—	—

The increase in total revenues in 2010 is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 1.9% of revenue growth. The effects of foreign exchange resulted in an approximate 1% decrease in total revenues during 2010. Revenue growth in 2010 was driven by a 12% increase in the technology industry client group (approximately 6.7% due to Strategic Oxygen), a 12% increase in the marketing and strategy client group and a 16% increase for events. Revenue in the information technology group was essentially flat for the year. Overall revenue growth was due in part to the improvement in the economy and an increase in the number of sales personnel in 2010. Revenue growth in the U.S. outpaced the growth in Europe, due in part to a stronger economy in the U.S. relative to Europe, resulting in a decrease of 2% in the percentage of revenue earned outside of the U.S. Taking into account the increase in deferred revenue of approximately 12% at December 31, 2010 compared to December 31, 2009 and the increase in the number of sales personnel in 2010, we anticipate that revenue growth will accelerate in 2011.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$94.1	$87.9	$6.2	7%
Cost of services and fulfillment as a percentage of total revenues	38%	38%	—	—
Number of research and fulfillment employees (at end of period)	474	435	39	9%

The increase in the dollar amount of cost of services and fulfillment during 2010 is primarily the result of increased compensation and benefit costs resulting from an increase in the number of employees and an increase in incentive compensation, increased travel-related costs and costs resulting from the acquisition of Strategic Oxygen in December 2009. This increase was partially offset by stock-based compensation expense in 2009 from the accelerated vesting of performance-based stock options. We expect facility lease costs to increase by approximately $5.0 million in 2011, of which approximately $2.2 million will be recorded as cost of services and fulfillment in 2011. The increase in facility lease costs will primarily result from our move into our new corporate headquarters in Cambridge, Massachusetts in the third quarter of 2011. Of the $5.0 million increase, approximately $3.6 million represents lease costs for the period in 2011 for which we have access to our new Cambridge headquarters for construction purposes until the time that we occupy the facility for operations.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$84.7	$72.5	$12.2	17%
Selling and marketing expenses as a percentage of total revenues	34%	31%	3	10%
Selling and marketing employees (at end of period)	430	364	66	18%

The increase in selling and marketing expenses in dollars and as a percentage of total revenues during 2010 is primarily due to an increase in compensation and benefit costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our syndicated research services products attributable to an expanding sales force are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion. As noted above under “costs of services and fulfillment,” we expect facility lease costs to increase by approximately $5.0 million in 2011, of which approximately $2.0 million will be recorded as selling and marketing expense in 2011.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

General and administrative expenses (dollars in millions)	$34.0	$28.5	$5.5	19%
General and administrative expenses as a percentage of total revenues	14%	12%	2	17%
General and administrative employees (at end of period)	174	148	26	18%

The increase in general and administrative expenses in dollars and as a percentage of total revenues during 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan and an increase in bonuses. The increase is also attributable to increased investments in customer facing technology. As noted above under “costs of services and fulfillment,” we expect facility lease costs to increase by approximately $5.0 million in 2011, of which approximately $0.8 million will be recorded as general and administrative expenses in 2011.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Depreciation expense (dollars in millions)	$3.6	$4.4	$(0.8)	(17)%
Depreciation expense as a percentage of total revenues	1%	2%	(1)	(50%)

The decrease in depreciation expense during 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009. We expect depreciation expense to increase substantially in the second half of 2011 due to our new corporate headquarters and customer facing technologies that will be implemented during 2011.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$3.6	$2.3	$1.3	58%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The increase in amortization expense during 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009. We expect amortization expense to decrease by approximately $1.8 million in 2011 as certain intangible assets relating to Strategic Oxygen become fully amortized in the first quarter of 2011.

Reorganization Costs

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Reorganization costs (dollars in millions)	$—	$5.4	$(5.4)	(100)%
Reorganization costs as a percentage of total revenues	—	2%	(2)	(100%)

Reorganization costs in 2009 consist of $3.1 million incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions and approximately $2.3 million incurred in the fourth quarter of 2009 for costs related to facility consolidations primarily in Cambridge, Massachusetts.

Other Income, Net

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Other income, net (dollars in millions)	$1.2	$2.3	$(1.1)	(46)%
Other income, net as a percentage of total revenues	1%	1%	—	—

The decrease in other income, net during 2010 is primarily due to lower interest income resulting from lower returns on invested capital.

Gains (Losses) on Investments, Net

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Gains (losses) on investments, net (dollars in millions)	$2.3	$(1.0)	$3.3	334%
Gains (losses) on investments, net as a percentage of total revenues	1%	(1)%	2	200%

Gains (losses) on investments primarily represent our share of our equity method investment gains and losses from our technology-related investment funds. The increase in gains during 2010 is primarily due to increased valuations of certain assets within the funds in 2010 as compared to net decreases in valuations during 2009.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Provision for income taxes (dollars in millions)	$13.8	$14.9	$(1.1)	(7)%
Effective tax rate	40%	44%	(4)	(9%)

The decrease in the effective tax rate during 2010 is primarily due to a non-cash foreign exchange rate gain on the remeasurement of a euro-denominated deferred tax liability in 2010 as compared to a loss in 2009 and to a reduction in a valuation allowance during 2010 primarily related to the utilization of credits. Such amounts were partially offset by a reduction in tax exempt interest income in 2010 due primarily to lower interest rates.

2009 compared to 2008

Revenues

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)

Revenues	$233.4	$240.9	$(7.5)	(3)%
Revenues from research services	$157.7	$155.4	$2.3	2%
Revenues from advisory services and other	$75.6	$85.5	$(9.9)	(12)%
Revenues attributable to customers outside of the U.S.	$69.3	$67.9	$1.4	2%
Percentage of revenue attributable to customers outside of the U.S.	30%	28%	2	7%
Number of clients (at end of period)	2,519	2,643	(124)	(5)%
Number of events	14	14	—	—

The decrease in total revenues in 2009 compared to 2008 is primarily attributable to lower demand for our advisory and other services and the adverse effect of foreign exchange during 2009. The effects of foreign exchange resulted in an approximate 2% decrease in total revenues during 2009. The increase in revenue from research services in 2009 is due in part to our objective to drive a higher percentage of our revenue from research services, which was accomplished in part through greater alignment of our sales compensation plan with this objective, as well as the acquisition of JupiterResearch in July 2008. These increases were offset in part by a decline in the number of clients in 2009 due to the global economic slowdown. The decrease in advisory services and other revenue is reflective of the global economic slowdown in 2009 as well as our objective to drive a higher percentage of revenue from research services. No single client company accounted for more than 2% of revenues during 2009 or 2008.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Cost of services and fulfillment (dollars in millions)	$87.9	$90.6	(2.7)	(3)%
Cost of services and fulfillment as a percentage of total revenues	38%	37%	1	3%
Number of research and fulfillment employees (at end of period)	435	488	(53)	(11%)

The decrease in the dollar amount of cost of services and fulfillment in 2009 compared to 2008 is largely due to lower salary and benefit costs resulting from a lower number of employees in 2009, a decrease in discretionary spending due to management’s focus on expense management in light of the global economic downturn, a decrease in outsourced costs and a general freeze in salary increases in 2009.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Selling and marketing expenses (dollars in millions)	$72.5	$77.2	(4.7)	(6)%
Selling and marketing expenses as a percentage of total revenues	31%	32%	(1)	(3)%
Selling and marketing employees (at end of period)	364	410	(46)	(11%)

The decrease in the dollar amount of selling and marketing expenses in 2009 is primarily due to a decrease in compensation resulting from lower headcount and lower sales commissions due to lower sales volume in 2009, reduced discretionary spending and a general salary freeze in 2009.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

General and administrative expenses (dollars in millions)	$28.5	$29.7	(1.2)	(4)%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
General and administrative employees (at end of period)	148	150	(2)	(1%)

The decrease in the dollar amount of general and administrative expenses in 2009 is primarily due to a decrease in professional services fees as approximately $0.9 million of fees were incurred in 2008 related to our historical stock option investigation. The decrease in 2009 is also attributable to lower discretionary spending, lower hiring costs and a general salary freeze in 2009.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Depreciation expense (dollars in millions)	$4.4	$4.0	$0.4	9%
Depreciation expense as a percentage of total revenues	2%	2%	—	—

The increase in depreciation expense in 2009 is primarily attributable to leasehold improvements completed in 2009.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Amortization expense (dollars in millions)	$2.3	$1.4	$0.9	60%
Amortization expense as a percentage of total revenues	1%	1%	—	—

The increase in amortization expense in 2009 is primarily attributable to amortization of intangible assets from the acquisition of JupiterResearch on July 31, 2008 and Strategic Oxygen on December 1, 2009, partially offset by a decrease in amortization from an acquisition in 2003 that became fully amortized in 2008.

Reorganization Costs

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Reorganization costs (dollars in millions)	$5.4	$—	$5.4	N/A
Reorganization costs as a percentage of total revenues	2%	—	2	N/A

Reorganization costs in 2009 consist of $3.1 million incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions and approximately $2.3 million incurred in the fourth quarter of 2009 for costs related to facility consolidations primarily in Cambridge, Massachusetts.

Other Income, Net

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Other income, net (dollars in millions)	$2.3	$5.4	$(3.1)	(57)%
Other income, net as a percentage of total revenues	1%	2%	(1)	(50%)

Other income, net, which consists primarily of interest income and foreign exchange gains and losses, declined in 2009 primarily due to a decline in interest income resulting from a significant decrease in the rates of return on our investments.

Gains (Losses) on Investments, Net

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Gains (losses) on investments, net (dollars in millions)	$(1.0)	$1.5	$(2.5)	(167)%
Gains (losses) on investments, net as a percentage of total revenues	(1)%	1%	(2)	(200%)

In 2008 we sold the remainder of our investment in comScore, Inc. and received proceeds of approximately $2.3 million resulting in a gain of approximately $2.0 million. In 2009 and 2008, we recognized net losses from our non-marketable investments of approximately $1.0 million and $0.6 million, respectively.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)

Provision for income taxes (dollars in millions)	$14.9	$15.6	$(0.7)	(5)%
Effective tax rate	44%	35%	9	26%

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

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during 2010, are annually renewable and are generally payable in advance. We generated cash from operating activities of $38.7 million during 2010 and $43.1 million during 2009. The decrease in cash provided from operations is primarily attributable to a lower amount of cash generated from working capital in 2010 of $1.9 million compared to $5.4 million in 2009, primarily due to the timing of income tax payments.

During 2010, we generated $15.6 million of cash from investing activities, consisting primarily of $28.9 million in proceeds from net sales and maturities of marketable investments, which was partially offset by $13.4 million of property and equipment purchases. Property and equipment purchases in 2010 primarily consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. During 2011, we anticipate spending between $30 million and $35 million for property and equipment purchases, a majority of which will be utilized for the build-out and equipping of our new headquarters in Cambridge, Massachusetts. At December 31, 2010, we had $15.5 million in escrow, recorded as restricted cash on the Consolidated Balance Sheets, which will be utilized to pay for a portion of the build-out of our new headquarters. During 2009, we used $59.5 million of cash in investing activities, consisting primarily of $33.5 million used for net purchases of marketable investments and a $16.8 million increase in restricted cash. The restricted cash was composed of $14.8 million placed in escrow under a lease signed in 2009 for leasehold improvements for our new headquarters, as well as $2.0 million of the purchase price placed in escrow in connection with our acquisition of Strategic Oxygen in December 2009 and which was fully released in the first quarter of 2010. Investing activities in 2009 also included $5.6 million for acquisitions of businesses and $4.3 million for purchases of property and equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

During 2010, we used $61.8 million of cash in financing activities as we paid a special cash dividend in December 2010 of $68.4 million, which represented a payment of $3.00 per share to our common stockholders. We do not currently intend to pay cash dividends in the foreseeable future. Also in 2010, we used $21.3 million for repurchases of our common stock and received $27.9 from proceeds and related tax benefits from exercises of stock options and our employee stock purchase plan. In the fourth quarter of 2010, our board of directors increased our stock repurchase authorization by $60.0 million. As of December 31, 2010, we had $97.4 remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during 2011. During 2009, we used $20.4 million to repurchase stock and received approximately $4.3 million of proceeds from exercises of stock options and our employee stock purchase plan.

As of December 31, 2010, we held $9.1 million ($11.0 million at par value) of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail throughout 2010. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.

As of December 31, 2010, we had cash and cash equivalents of $86.9 million and marketable investments of $129.1 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We plan to continue to introduce new products and services and expect to make the requisite investments in our infrastructure during the next 12 months. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2010, we had future contractual obligations as follows:

Contractual
Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Operating leases	$118,928	$7,541	$8,669	$8,883	$8,756	$8,824	$76,255
Other commitments(1)	15,300	15,300	—	—	—	—	—

Total	$134,228	$22,841	$8,669	$8,883	$8,756	$8,824	$76,255

(1)	Amount represents a commitment to construct approximately $15.3 million of leasehold improvements under the terms of a build-to-suit lease.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We have historically not used derivative financial instruments.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

At December 31, 2010, we held approximately $9.1 million ($11.0 million at par value) of municipal notes with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions for these securities began to fail and continued to fail throughout 2010. These ARS may not be accessible for in excess of twelve months because of continued failed auctions and have been classified in the Consolidated Balance Sheets as long-term marketable securities as of December 31, 2010. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We valued the ARS using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS, based on data available at December 31, 2010. The assumptions used in valuing these ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of these ARS.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date. ARS are shown based upon their contractual maturity dates between 2024 and 2034.

Principal amounts by maturity dates in U.S. dollars (dollars in thousands):

	Years Ended
	December 31,
	2011	2012	2013	Thereafter

State and municipal agency obligations	$43,898	$46,668	$17,415	$9,117
Federal agency and corporate obligations	7,752	4,257	—	—

Total investments	$51,650	$50,925	$17,415	$9,117
Weighted average interest rates	1.63%	1.16%	1.33%	0.54%

Foreign Currency Exchange.  On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse impact on our results of operations. For the years ended December 31, 2010, 2009 and 2008, we incurred foreign currency exchange losses of $1.4 million, $1.1 million and $1.6 million, respectively. Historically, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2010 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Forrester Research, Inc.
Cambridge, MA

We have audited the accompanying consolidated balance sheet of Forrester Research, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forrester Research, Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO USA, LLP

BDO USA, LLP (formerly known as BDO Seidman, LLP)
Boston, Massachusetts
March 12, 2010 (except with respect to Note 11, as to which the date is March 11, 2011)

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except
	per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,927	$97,805
Marketable investments (Note 4)	119,990	152,037
Accounts receivable, net (Note 12)	73,574	67,436
Deferred income taxes (Note 6)	4,089	5,276
Deferred commissions	12,598	9,631
Prepaid expenses and other current assets	16,733	8,616
Restricted cash (Note 7)	3,879	—

Total current assets	317,790	340,801
Long-term marketable investments (Note 4)	9,117	9,950
Restricted cash (Notes 2 and 7)	11,609	16,770
Property and equipment, net (Note 12)	19,838	5,823
Deferred income taxes (Note 6)	7,779	10,323
Goodwill (Note 3)	67,958	68,314
Intangible assets, net (Note 3)	8,487	12,108
Non-marketable investments (Note 5)	7,359	5,546
Other assets	540	561

Total assets	$450,477	$470,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,644	$2,078
Accrued expenses (Note 12)	36,485	30,168
Deferred revenue	131,521	117,888

Total current liabilities	171,650	150,134
Non-current liabilities	6,920	8,117

Total liabilities	178,570	158,251

COMMITMENTS (NOTE 7)
STOCKHOLDERS’ EQUITY (NOTE 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 30,500 and 29,362 in 2010 and 2009, respectively
Outstanding — 22,812 and 22,334 in 2010 and 2009, respectively	305	294
Additional paid-in capital	358,017	325,207
Retained earnings	81,652	129,559
Treasury stock — 7,688 and 7,028 in 2010 and 2009, respectively, at cost	(162,595)	(141,250)
Accumulated other comprehensive loss	(5,472)	(1,865)

Total stockholders’ equity	271,907	311,945

Total liabilities and stockholders’ equity	$450,477	$470,196

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

REVENUES:
Research services	$168,508	$157,726	$155,339
Advisory services and other	82,218	75,626	85,536

Total revenues	250,726	233,352	240,875

OPERATING EXPENSES:
Cost of services and fulfillment	94,105	87,873	90,582
Selling and marketing	84,663	72,487	77,164
General and administrative	33,960	28,461	29,723
Depreciation	3,628	4,380	4,007
Amortization of intangible assets	3,620	2,290	1,435
Reorganization costs	—	5,441	—

Total operating expenses	219,976	200,932	202,911

Income from operations	30,750	32,420	37,964
Other income, net	1,249	2,297	5,373
Gains (losses) on investments, net	2,301	(982)	1,473

Income before income taxes	34,300	33,735	44,810
Income tax provision	13,793	14,869	15,595

Net income	$20,507	$18,866	$29,215

Basic income per common share	$0.91	$0.83	$1.27

Diluted income per common share	$0.89	$0.82	$1.24

Basic weighted average common shares outstanding	22,478	22,645	23,062

Diluted weighted average common shares outstanding	23,063	22,884	23,585

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity	Income
					(In thousands)

Balance, December 31, 2007	28,165	$282	$284,431	$81,478	5,011	$(90,428)	$(747)	$275,016
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	981	9	25,429	—	—	—	—	25,438
Stock-based compensation expense	—	—	5,289	—	—	—	—	5,289
Purchase of common stock	—	—	—	—	1,090	(30,423)	—	(30,423)
Net income	—	—	—	29,215	—	—	—	29,215	$29,215
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(1,724)	(1,724)	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	686	686	686

Total comprehensive income									$28,177

Balance, December 31, 2008	29,146	291	315,149	110,693	6,101	(120,851)	(1,785)	303,497
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	216	3	4,013	—	—	—	—	4,016
Stock-based compensation expense	—	—	6,045	—	—	—	—	6,045
Purchase of common stock	—	—	—	—	927	(20,399)	—	(20,399)
Net income	—	—	—	18,866	—	—	—	18,866	$18,866
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(440)	(440)	(440)
Cumulative translation adjustment	—	—	—	—	—	—	360	360	360

Total comprehensive income									$18,786

Balance, December 31, 2009	29,362	294	325,207	129,559	7,028	(141,250)	(1,865)	311,945
Issuance of common stock upon exercise of options and under stock purchase plan, including tax benefit	1,138	11	27,733	—	—	—	—	27,744
Stock-based compensation expense	—	—	4,874	—	—	—	—	4,874
Purchase of common stock	—	—	—	—	660	(21,345)	—	(21,345)
Dividend paid on common shares	—	—	—	(68,414)	—	—	—	(68,414)
Capital contributed by seller of acquired business (Note 2)	—	—	203	—	—	—	—	203
Net income	—	—	—	20,507	—	—	—	20,507	$20,507
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(925)	(925)	(925)
Cumulative translation adjustment	—	—	—	—	—	—	(2,682)	(2,682)	(2,682)

Total comprehensive income									$16,900

Balance, December 31, 2010	30,500	$305	$358,017	$81,652	7,688	$(162,595)	$(5,472)	$271,907

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$20,507	$18,866	$29,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	3,671	5,278	4,007
Amortization of intangible assets	3,620	2,290	1,435
Net (gains) losses from investments	(2,301)	982	(1,473)
Deferred income taxes	2,356	1,943	1,503
Stock-based compensation	4,874	6,111	5,358
Amortization of premium on investments	2,587	1,167	870
Foreign currency losses	1,374	1,107	1,611
Other non-cash items	55	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(7,467)	(2,090)	7,400
Deferred commissions	(2,968)	119	881
Prepaid expenses and other current assets	(8,220)	7,092	(4,184)
Accounts payable	1,422	(2,342)	(893)
Accrued expenses	3,975	(69)	(2,289)
Deferred revenue	15,172	2,645	211

Net cash provided by operating activities	38,657	43,099	43,652

Cash flows from investing activities:
Acquisitions	(1,660)	(5,592)	(22,406)
Purchases of property and equipment	(13,426)	(4,284)	(3,698)
Purchases of marketable investments	(116,280)	(645,312)	(1,224,793)
Proceeds from sales and maturities of marketable investments	145,195	611,859	1,288,532
Change in restricted cash	1,282	(16,770)	—
Other investing activity	491	558	937

Net cash provided by (used in) investing activities	15,602	(59,541)	38,572

Cash flows from financing activities:
Dividend paid on common stock	(68,414)	—	—
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	25,971	4,282	18,577
Excess tax benefits from stock-based compensation	1,949	—	8,476
Repurchases of common stock	(21,345)	(20,399)	(30,423)

Net cash used in financing activities	(61,839)	(16,117)	(3,370)

Effect of exchange rate changes on cash and cash equivalents	(3,298)	886	(2,539)

Net increase (decrease) in cash and cash equivalents	(10,878)	(31,673)	76,315
Cash and cash equivalents, beginning of year	97,805	129,478	53,163

Cash and cash equivalents, end of year	$86,927	$97,805	$129,478

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,583	$10,945	$7,992

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

(1)	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or “the Company”) is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to 19 specific roles, including senior management in business strategy, marketing, and information technology at $1 billion-plus revenue companies who collaborate with Forrester to accelerate achievement of their business goals. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, income taxes and valuation and impairment of marketable investments. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Reclassifications

The classification of certain costs within the line items “costs of services and fulfillment” and “selling and marketing” has changed from the prior year’s consolidated financial statements to properly reflect the nature of those costs. The change in classification resulted in an increase to cost of services and fulfillment with a corresponding decrease in selling and marketing expenses of $3.6 million and $2.8 million for the years ended December 31, 2009 and 2008, respectively, and did not have an effect on total operating expenses or income from operations.

Fair Value Measurements

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s investments are composed of securities of U.S. government agencies, municipal notes some of which contain an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds and money market funds. Forrester accounts for all marketable investments, except for ARS that were subject to the right offering with UBS as discussed further in Note 4, as available-for-sale securities and as such are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2010, 2009 and 2008, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

During the fourth quarter of 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in gain (losses) on investments, net, in the Consolidated Statements of Income. See Note 4.

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

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts, which are earned in the month that a contract is booked, are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2010, 2009 and 2008.

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

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currencies. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2010 and 2009, Forrester recorded $1.4 million and $1.1 million of foreign exchange losses, respectively, in other income, net. Forrester recorded net foreign exchange losses in other income, net related to remeasurement of intercompany transactions of $1.6 million during the year ended December 31, 2008, of which $1.9 million related to prior years. In addition, Forrester’s German holding companies, for which the functional currency is the United States dollar, recognized $0.4 million, $(0.6) million and $0.6 million of remeasurement gains (losses) on its deferred tax liability in income tax expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Net unrealized loss on marketable investments, net of taxes	$(1,000)	$(75)
Cumulative translation adjustment	(4,472)	(1,790)

Total accumulated other comprehensive loss	$(5,472)	$(1,865)

The components of comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net income	$20,507	$18,866	$29,215
Cumulative translation adjustment	(2,682)	360	686
Unrealized gain (loss) on marketable investments:
Change in unrealized loss on marketable investments, net of taxes	(925)	(440)	(4,699)
Reclassification adjustment for realized gains in net income, net of taxes	—	—	(1,095)
Reclassification adjustment for realized loss from transfer of ARS from available-for-sale securities to trading securities, net of taxes	—	—	4,070

Total comprehensive income	$16,900	$18,786	$28,177

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Forrester generates revenues from licensing research, performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, services have been provided to the customer and collectability is reasonably assured. Revenues from contracts that contain multiple deliverables are allocated among the separate units based on their relative fair values; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. Research service revenues are recognized ratably over the term of the agreement. Advisory service revenues are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Losses on consulting project contracts, if any, would be recognized in the period in which the loss first becomes probable and reasonably estimable. Reimbursed out-of-pocket expenses are recorded as advisory service revenues. Events revenues are recognized upon completion of the event. Annual subscriptions to our RoleView research, which include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event, are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for stock-based awards are classified as financing cash flows. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest. Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of services and fulfillment	$2,094	$2,961	$2,776
Selling and marketing	943	1,123	988
General and administrative	1,837	2,027	1,594

Total	$4,874	$6,111	$5,358

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted under the equity incentive plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2010		2009		2008
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan	Plans	Purchase Plan

Average risk-free interest rate	1.93%	0.17%	1.85%	0.29%	2.59%	2.41%
Expected dividend yield	None	None	None	None	None	None
Expected life	3.6 Years	0.5 Years	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	25%	44%	44%	35%	35%
Weighted average fair value	$9.67	$6.38	$8.38	$6.81	$8.00	$7.27

The dividend yield of zero is based on the fact that Forrester had never paid cash dividends until the board of directors approved a special dividend of $3.00 per common share in the fourth quarter of 2010. The Company has no present intention to pay cash dividends in the foreseeable future. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2010 was $5.6 million, with a weighted average remaining recognition period of 1.7 years.

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

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

Estimated
Useful Life

Computers and equipment	2 to 5 Years
Computer software	3 Years
Furniture and fixtures	7 Years
Leasehold improvements	Shorter of asset life or lease term

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over the respective lives as follows:

Estimated
Useful Life

Customer relationships	5 to 11 Years
Research content	1 to 2 Years
Registered trademarks	1 Year
Technology	7 Years

Income Taxes

Forrester recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is composed of a current and a deferred provision for federal, state and foreign jurisdictions. The current provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated as the net change during the year in deferred tax assets and liabilities. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options and restricted stock units.

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Basic weighted average common shares outstanding	22,478	22,645	23,062
Weighted average common equivalent shares	585	239	523

Diluted weighted average common shares outstanding	23,063	22,884	23,585

For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 0.4 million, 2.0 million and 1.5 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company will adopt the new standard effective January 1, 2011 for contracts entered into or materially modified after that date. The adoption of this standard is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2010 the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” According to the guidance, a reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and will not have an impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

(2)	Acquisitions

Strategic Oxygen

On December 1, 2009, Forrester acquired the Strategic Oxygen business to further support Forrester’s syndicated business model and the Company’s role-based strategy. The total purchase price was approximately $7.3 million, of which approximately $4.6 million was paid on the acquisition date, $0.5 million was paid in February 2010 and $0.4 million is payable in June 2011, subject to reduction for indemnification claims. The remaining purchase price of $1.8 million represented contingent purchase price valued as of December 1, 2009, which was subject to adjustment based on the achievement of certain financial metrics related to the acquired business. Of the $1.8 million contingent purchase price, $0.2 million was paid in December 2009 and $1.2 million was paid in February 2010 as full consideration. At December 31, 2009, the Company maintained approximately $2.0 million in an escrow account classified as restricted cash in the Consolidated Balance Sheets related to the contingent purchase price. The balance of the escrow was fully released in the first quarter of 2010. The Company recorded a credit of approximately $0.5 million within general and administrative expense during 2010 as a result of

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a reduction in the estimated amount of contingent purchase price from December 31, 2009 to the final calculation date. The results of Strategic Oxygen, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since December 1, 2009 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

An agreement existed between an employee of Strategic Oxygen, who became an employee of Forrester upon the closing of the acquisition, and the seller of Strategic Oxygen that provided for an allocation of a portion of the contingent consideration from the seller to the employee. The contingent consideration was earned by the seller based upon the financial performance of Strategic Oxygen for a short period of time subsequent to the acquisition. Forrester was not a party to this agreement; however, this payment in the amount of $0.2 million paid to Forrester’s employee by the seller is considered to have resulted in services that benefited Forrester, and therefore the payment was required to be recorded as a non-cash compensation expense, within general and administrative expense, by Forrester and as a capital contribution to Forrester by the seller in 2010.

Forrester Middle East FZ-LLC

On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total purchase price was approximately $1.1 million of which approximately $0.6 million was paid on the acquisition date, $0.2 million was paid in 2009 and $0.3 million was contingent upon the acquired company meeting certain financial metrics, which were not met and accordingly the final $0.3 million was not required to be paid by Forrester. The results of FME’s operations, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since January 22, 2009, with the revenue included within the client group segment to which it relates. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

A summary of the purchase price allocation for Strategic Oxygen and FME is as follows (in thousands):

Assets:
Accounts receivable	$1,972
Prepaid expenses	33
Property and equipment	26
Goodwill	1,409
Intangible assets	7,261

Total assets	10,701

Liabilities:
Accounts payable	387
Accrued expenses	1,471
Deferred revenue	450

Total liabilities	2,308

Net assets acquired	$8,393

Approximately $0.9 million of the goodwill is deductible for tax purposes. The Company believes the goodwill reflects its expectations of synergistic revenue opportunities from the acquisitions.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Useful
	Assigned	Life
	Value	(in years)

Customer relationships	$2,958	10
Technology	1,507	7
Research content	2,500	1
Trademarks and other	296	1

	$7,261

On July 31, 2008, Forrester acquired all of the outstanding capital stock of JUPR Holdings, Inc. (“Holdings”), the parent company of JupiterResearch, LLC (“JupiterResearch”). JupiterResearch provided business professionals with syndicated research, analysis, and advice backed by proprietary data. The acquisition supported the Company’s role-based strategy and added greater depth and breadth to the marketing and strategy syndicated product offering, increased the number of client companies and was expected to reduce operating expenses of the combined entity through economies of scale. The total consideration was $22.0 million, which consisted of initial cash consideration of $23.0 million less a working capital adjustment of $1.0 million which was received in the fourth quarter of 2008. The aggregate purchase price of $22.6 million consisted of $22.0 million for the acquisition of all outstanding shares of Holdings common stock, $0.4 million of direct acquisition costs and $0.2 million for severance related to 14 employees of JupiterResearch terminated as a result of the acquisition. The results of JupiterResearch’s operations have been included in Forrester’s consolidated financial statements since July 31, 2008 in the Marketing and Strategy Client Group segment.

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

Approximately $4.1 million of the goodwill is deductible for tax purposes. The Company believes the goodwill reflects its expectations of synergistic revenue opportunities from the acquisition.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Information Technology Client Group (“IT”), Technology Industry Client Group (“TI”), Marketing and Strategy Client Group (“M&S”) and Events segments is as follows (in thousands):

	IT	TI	M&S	Events	Total

Balance, December 31, 2008	$22,291	$23,360	$19,860	$1,913	$67,424
Acquisitions	7	1,395	6	1	1,409
Purchase accounting adjustments(1)	—	—	(597)	—	(597)
Translation adjustments	26	27	23	2	78

Balance, December 31, 2009	22,324	24,782	19,292	1,916	68,314
Translation adjustments	(116)	(129)	(101)	(10)	(356)

Balance, December 31, 2010	$22,208	$24,653	$19,191	$1,906	$67,958

(1)	Adjustments relate to the finalization of the JupiterResearch acquisition, primarily relating to tax attributes that were finalized in the first quarter of 2009.

As of December 31, 2010, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Amortizable intangible assets:
Customer relationships	$30,478	$23,670	$6,808
Research content	6,060	5,727	333
Technology	1,507	229	1,278
Trademarks	876	876	—
Other	223	155	68

Total	$39,144	$30,657	$8,487

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Amortizable intangible assets:
Customer relationships	$30,478	$22,398	$8,080
Research content	6,060	3,727	2,333
Technology	1,507	16	1,491
Trademarks	876	808	68
Other	223	87	136

Total	$39,144	$27,036	$12,108

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was approximately $3.6 million, $2.3 million and $1.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2011	$1,773
Year ending December 31, 2012	1,241
Year ending December 31, 2013	1,128
Year ending December 31, 2014	1,034
Year ending December 31, 2015	954
Thereafter	2,357

Total	$8,487

(4)	Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2010
Available-for-sale securities
State and municipal obligations	$12,011	$23	$(25)	$12,009
Federal agency and corporate obligations	107,669	483	(171)	107,981

Total short-term available-for-sale securities	119,680	506	(196)	119,990
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$130,680	$506	$(2,079)	$129,107

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2009
Available-for-sale securities
State and municipal obligations	$45,392	$482	$(2)	45,872
Federal agency and corporate obligations	73,992	498	—	74,490

Total short-term available-for-sale securities	119,384	980	(2)	120,362
Non-UBS ARS, long-term	11,000	—	(1,050)	9,950

Total available-for-sale securities	130,384	980	(1,052)	130,312
Trading securities
UBS ARS	31,675	—	(2,100)	29,575
UBS Right	—	2,100	—	2,100

Total securities	$162,059	$3,080	$(3,152)	$161,987

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2010. In February 2008, certain ARS that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued throughout 2010 and based on current market

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2011	FY 2012	FY2013	Thereafter	Total

Federal agency and corporate obligations	$7,752	$4,257	$—	$—	$12,009
State and municipal obligations	43,898	46,668	17,415	—	107,981
ARS	—	—	—	9,117	9,117

Total short and long-term	$51,650	$50,925	$17,415	$9,117	$129,107

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$3,258	$25	$—	$—
Federal agency and corporate obligations	45,928	171	—	—
ARS	—	—	9,117	1,883

Total	$49,186	$196	$9,117	$1,883

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

State and municipal bonds	$1,148	$2	$—	$—
ARS	9,950	1,050	—	—

Total	$11,098	$1,052	$—	$—

In November 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), one of its investment advisors, entitling the Company to sell at par value auction-rate securities originally purchased from UBS ($29.6 million fair value and $31.7 million par value at December 31, 2009) at any time during a two-year period from June 30, 2010 through July 2, 2012 (“UBS ARS”). In accepting the Right, the Company also granted UBS the authority to sell or auction the UBS ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of the UBS ARS. As the Company intended to exercise the Right during 2010, it classified the UBS ARS in current assets in the Consolidated Balance Sheets at December 31, 2009. During 2010, UBS repurchased all of the UBS ARS outstanding at par value.

The enforceability of the Right resulted in a put option that was recognized as a separate freestanding asset and was accounted for separately from the ARS investment. As of December 31, 2009, the fair value of the Right was approximately $2.1 million, which is classified as a marketable investment in current assets in the Consolidated Balance Sheets. The Company made an election to measure the Right at fair value in order to match the changes in the fair value of the ARS. The Company valued the Right using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flow, based on data available as of December 31, 2009 and adjusted for any bearer risk associated with UBS’s financial ability to repurchase the UBS ARS beginning June 30, 2010.

Prior to accepting the UBS offer, the Company classified its ARS as available-for-sale securities, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive loss on the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. In connection with the acceptance of the UBS offer in November 2008, the Company reclassified its ARS subject to the Right from available-for-sale to trading securities. The transfer to trading securities reflected the Company’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to its agreement with UBS, the Company’s intent was to hold the UBS ARS until the earlier of an anticipated recovery in market value or maturity. Upon transfer to trading securities, the Company recognized an unrealized loss of approximately $6.9 million, included in gains (losses) on investments, net for the year ended December 31, 2008, for the amount of the unrealized loss not previously recognized in earnings. This amount offset a $6.9 million gain recognized for the initial value of the Right for the year ended December 31, 2008.

The Company holds additional ARS ($9.1 million fair value and $11.0 million par value at December 31, 2010) with another investment advisor who has not made an offer similar to UBS. These ARS will continue to be held as available-for-sale and are classified as a long-term asset in the Consolidated Balance Sheets. The Company intends to retain its investment in these ARS until the earlier of an anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

Realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds were not significant for the years ended December 31, 2010, 2009 or 2008.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Money market funds(1)	$25,222	$—	$—	$25,222
Federal agency and corporate obligations	—	107,981	—	107,981
State and municipal obligations	—	12,009	9,117	21,126

Total	$25,222	$119,990	$9,117	$154,329

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Money market funds(1)	$50,472	$—	$—	$50,472
Federal agency and corporate obligations	—	74,490	—	74,490
State and municipal obligations	—	45,872	39,525	85,397
UBS Right	—	—	2,100	2,100

Total	$50,472	$120,362	$41,625	$212,459

(1)	Included in cash and cash equivalents.

Level 2 assets consist of the Company’s entire portfolio of federal, municipal and corporate bonds, excluding those municipal bonds described below with an auction reset feature. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Level 3 assets at December 31, 2010 consist entirely of municipal bonds with an auction reset feature and at December 31, 2009 also include the UBS Right. Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the contractual rate, these securities trade infrequently and therefore do not have a readily determinable

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2010, the Company held ARS with one investment advisor that provided a valuation of the ARS at par value, which Forrester considered to be a Level 3 input based on the limited market activity. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.9 million and $1.1 million at December 31, 2010 and 2009, respectively. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Through July 1, 2010, the Company also held ARS with UBS. Historically, UBS provided a valuation utilizing Level 3 inputs for the ARS investments. UBS utilized a discounted cash flow approach to arrive at its valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model included estimates, based on data available at each balance sheet date, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the UBS Right as an asset using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on data available at each balance sheet date. The combined fair value of the Right and the UBS ARS historically equaled the par value of the UBS ARS. The remaining $5.4 million of par value UBS ARS at June 30, 2010 were sold to UBS at par under the Right on July 1, 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2010 and 2009 (in thousands):

	UBS
	Right	ARS

Balance at December 31, 2008	$6,887	$39,613
Sales/Maturities	—	(3,825)
Total gains (losses):
Included in other comprehensive income	—	(1,050)
Included in earnings	(4,787)	4,787

Balance at December 31, 2009	2,100	39,525
Sales/Maturities	—	(31,675)
Total gains (losses):
Included in other comprehensive income	—	(833)
Included in earnings	(2,100)	2,100

Balance at December 31, 2010	$—	$9,117

(5)	Non-Marketable Investments

At December 31, 2010 and 2009, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $7.4 million and $5.5 million, respectively.

One of the Company’s investments, with a book value of $1.7 million and $1.9 million at December 31, 2010 and 2009, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the years ended December 31, 2010, 2009 and 2008, the Company recorded gains (losses) from its non-marketable investments of approximately $2.3 million, $(1.0) million and $(0.6) million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the years ended December 31, 2010, 2009 and 2008, gross distributions of $0.5 million, $0.1 million and $0.6 million, respectively, were received from the funds.

In June 2010, the Company extended the expiration date of a cash bonus plan, originally adopted in 2000, that would pay a bonus, after the return of invested capital from certain of the Company’s non-marketable investments, to certain key employees. To date, no bonuses have been paid under the plan and no amounts are accrued as of December 31, 2010 as payments under the plan were not considered probable. The plan will now automatically expire on June 30, 2013, subject to earlier expiration as provided in the plan in the event that prior to such date there are less than 10 participants in the plan or all of the Company’s invested capital (as defined in the plan) has been returned to the Company.

(6)	Income Taxes

Income from continuing operations before income tax provision for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	2010	2009	2008

Domestic	$33,964	$33,094	$40,076
Foreign	336	641	4,734

Total	$34,300	$33,735	$44,810

The components of the income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Current:
Federal	$8,722	$8,853	$9,238
State	1,571	3,488	3,325
Foreign	1,144	585	1,515

	11,437	12,926	14,078

Deferred:
Federal	2,301	1,774	2,059
State	1,025	(346)	(43)
Foreign	(970)	515	(499)

	2,356	1,943	1,517

Income tax provision	$13,793	$14,869	$15,595

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	5.0	6.1	4.7
Non-deductible expenses	2.2	0.7	0.4
Tax-exempt interest income	(1.3)	(3.0)	(3.8)
Stock option compensation deduction	0.2	1.1	(0.3)
Other, net	3.6	3.0	1.6
Exchange rate (gain) loss	(1.1)	1.8	(1.7)
Change in valuation allowance	(3.4)	(0.6)	(1.1)

Effective tax rate	40.2%	44.1%	34.8%

The components of deferred income taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Non-deductible reserves and accruals	$5,087	$4,469
Stock compensation	5,106	5,542
Depreciation and amortization	376	1,727
Net operating loss and other carryforwards	8,962	19,445

Gross deferred tax asset	19,531	31,183
Less — valuation allowance	(2,676)	(11,672)

Sub-total	16,855	19,511
Goodwill amortization	(5,528)	(6,930)
Deferred commissions	(4,987)	(3,912)

Net deferred tax asset	$6,340	$8,669

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is required in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Although realization is not assured, based upon the Company’s historical taxable income and projections of the Company’s future taxable income over the periods during which the deferred tax assets are deductible and the carryforwards expire, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as discussed below.

As of December 31, 2010 and 2009, the Company maintained a valuation allowance of approximately $2.7 million and $11.7 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition, foreign tax credit carryforwards and U.S. capital losses.

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $17.1 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire on various dates from 2019 through 2028.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has foreign net operating loss carryforwards of approximately $32.8 million, which can be carried forward indefinitely. Approximately $5.6 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom. The Company has a German net operating loss against which it had provided a full valuation allowance in prior years. During 2010 the Company reconsidered its position and determined that the ability of the Company to benefit from the net operating loss did not meet the more likely than not standard. Accordingly, the deferred tax asset and corresponding valuation allowance for the German net operating loss have been removed from the components of deferred taxes with no effect to the Company’s overall tax provision.

As of December 31, 2010, the Company had U.S. federal and state capital loss carryforwards of $2.2 million, of which $1.0 million expires in 2012 and $1.2 million expires in 2014.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Deferred tax valuation allowance at January 1	$11,672	$10,922	$12,794
Additions	440	1,532	51
Deductions	(9,405)	(1,261)	(948)
Translation adjustments	(31)	479	(975)

Deferred tax valuation allowance at December 31	$2,676	$11,672	$10,922

During the years ended December 31, 2010 and 2008, the Company recognized approximately $5.9 million and $8.5 million, respectively, of tax benefits from excess tax deductions resulting from employee stock option exercises. The tax benefit was recorded as an increase to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes. No such tax benefits were recognized in the year ended December 31, 2009.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $0.8 million as of December 31, 2010. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Unrecognized tax benefits at January 1	$919	$1,222	$1,409
Additions for tax positions of prior years	410	—	398
Reductions for tax positions of prior years	—	(19)	(12)
Additions for tax positions of current year	77	—	—
Settlements	—	—	(320)
Lapse of statute of limitations	(184)	(284)	(253)

Unrecognized tax benefits at December 31	$1,222	$919	$1,222

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the total amount of unrecognized tax benefits totaled approximately $1.2 million, all of which if recognized, would decrease our effective tax rate in a future period. The Company expects that the changes in the unrecognized benefits within the next twelve months will be immaterial.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material in the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, the Company had approximately $0.2 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2005, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands and the United Kingdom.

(7)	Commitments

As of December 31, 2010, Forrester had future contractual obligations as follows for operating leases (in thousands):

2011	$7,541
2012	8,669
2013	8,883
2014	8,756
2015	8,824
Thereafter	76,255

Total minimum lease payments	$118,928

On September 29, 2009, the Company entered into a build-to-suit net lease (“Lease”) pursuant to which the landlord will build a new corporate headquarters building for the Company in Cambridge, Massachusetts. Pursuant to the Lease, as amended, the landlord will construct an approximately 190,000 square foot building (“Building”) and lease the Building and parcel to the Company for an initial term of 15 years. During construction, the Company will continue to occupy its current corporate headquarters in Cambridge, Massachusetts under the existing lease for such premises. In accordance with the Lease, the Company is required to place funds in escrow for leasehold improvements for the Building. At December 31, 2010, the Company had $15.5 million in escrow for leasehold improvements, of which $11.6 million is classified as long-term restricted cash and $3.9 million is classified within current assets on the Consolidated Balance Sheets.

Aggregate rent expenses, net of sublease income, were approximately $10.6 million, $10.0 million and $9.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $260 million, including an additional $60 million approved in October 2010, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2010, Forrester had repurchased approximately 7.7 million shares of common stock at an aggregate cost of $162.6 million.

Dividends

The Company paid a special cash dividend in December 2010 of $68.4 million, which represented a payment of $3.00 per share to common stockholders.

Equity Plans

Forrester maintains the following four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors’ (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors Plan could be granted or issued.

In May 2006, the 2006 Plan was approved by the stockholders of the Company. The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 shares returned from the 1996 Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over two to four years and expire after 10 years and RSUs generally vest over three to four years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2010, approximately 3.0 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and will expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2010, approximately 0.4 million options remain outstanding and are fully vested under the 1996 Plan.

In May 2006, the 2006 Directors’ Plan was approved by the stockholders of the Company. The 2006 Directors’ Plan provides for the issuance of options to purchase up to 450,000 shares of common stock. Under the 2006 Directors’ Plan, each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, prior to the 2010 annual stockholder meeting, each non-employee director was entitled to receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting, and commencing with the 2010 annual stockholders meeting, non-employee directors are now entitled to receive an option to purchase 12,000 shares immediately following the meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan. As of December 31, 2010, approximately 140,000 shares were available for future grant of awards under the 2006 Directors Plan.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2010, approximately 0.1 million options remain outstanding and are fully vested under the 1996 Directors Plan.

Stock Options

Stock option activity for the year ended December 31, 2010 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (In Years)	Value

Outstanding at December 31, 2009	3,090	$25.18
Granted	364	30.41
Exercised	(1,050)	22.41
Forfeited	(189)	42.42

Outstanding at December 31, 2010	2,215	$26.00	6.63	$20,743

Exercisable at December 31, 2010	1,350	$24.91	5.53	$14,171

Vested and expected to vest at December 31, 2010	2,102	$25.87	6.52	$19,962

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $11.6 million, $0.7 million and $10.4 million, respectively.

On April 3, 2006, Forrester issued to its employees options to purchase 587,500 shares of common stock. These options were subject to performance criteria and would vest only if certain operating margin targets related to full year 2006 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual operating margin achieved for 2006. During 2006, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. The actual operating margin for 2006 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting was recognized on a prospective basis through the remainder of the vesting period. The expense related to these options was recognized on a graded basis.

On April 2, 2007, Forrester issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain operating margin targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. The actual operating margin for 2007 resulted in the options vesting over 36 months and the expense related to these options was recognized on a graded basis.

On April 1, 2008, Forrester issued to its employees options to purchase 370,000 shares of common stock. These options were subject to performance criteria and would vest only if certain operating profit targets related to full year 2008 performance were achieved. The vesting of these options was over 24, 36 or 48 months, or the options could be forfeited, depending on the actual operating profit achieved for 2008. During 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period. The actual operating profit targets for 2008 resulted in accelerated vesting of the options over 24 months and

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the compensation expense associated with the accelerated vesting was recognized on a prospective basis through the remainder of the vesting period. The expense related to these options was recognized on a graded basis.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant.

In 2009, Forrester issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance are achieved. Compensation expense in 2010 and 2009 was recognized based on the assumption of 100% vesting of the RSUs.

In 2010, Forrester issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance are achieved. Compensation expense in 2010 was recognized based on the assumption of 100% vesting of the RSUs. In addition, Forrester issued approximately 42, 000 RSUs during 2010 that generally vest equally over a four-year period.

RSU activity for the year ended December 31, 2010 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2009	94	$25.21
Granted	105	29.77
Vested or settled	—	—
Forfeited	(7)	26.57

Unvested at December 31, 2010	192	$27.64

Employee Stock Purchase Plan

In September 1996, Forrester adopted the 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, as amended and restated in 2009, provides for the issuance of up to 1.5 million shares of common stock and as of December 31, 2010 approximately 0.5 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminates. Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price

June 30, 2010	45	$22.67
December 31, 2010	44	$26.44
June 30, 2009	43	$20.87
December 31, 2009	38	$21.46
June 30, 2008	32	$23.38
December 31, 2008	36	$23.98

(9)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $2.8 million, $2.0 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(10)	Reorganization

During the first quarter of 2009, Forrester announced a reduction of its workforce by approximately 50 positions in response to conditions and demands of the market and a slower economy. Additionally, Forrester identified certain leased office space that was no longer required to support the ongoing business. As a result, Forrester recorded a reorganization charge of approximately $3.1 million in the three months ended March 31, 2009. Approximately 44% of the terminated employees were members of the sales force, while 38% and 18% held research and administrative roles, respectively. In addition, during the fourth quarter of 2009, Forrester incurred additional reorganization costs of $2.3 million related to facility consolidations primarily in Cambridge, Massachusetts. Of the $2.3 million fourth quarter 2009 charge, approximately $1.4 million relates to future lease payments through September 2011 and $0.9 million relates to the write-off of leasehold improvements.

The activity related to the reorganization during the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total

Total charge	$2,872	$2,569	$5,441
Cash payments	(2,774)	(84)	(2,858)
Non-cash portion of charge	—	(898)	(898)

Accrual at December 31, 2009	98	1,587	1,685
Cash payments	(98)	(1,141)	(1,239)

Accrual at December 31, 2010	$—	$446	$446

The remainder of the costs accrued at December 31, 2010, classified as accrued expenses on the Consolidated Balance Sheets, are expected to be paid during 2011.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the first quarter of 2010, the Company modified its calculation of segment direct margin to exclude all sales expenses. Accordingly, the 2009 and 2008 amounts have been reclassified to conform to the current presentation. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands).

	IT	TI	M&S	Events	Consolidated

Year ended December 31, 2010
Revenue	$93,414	$74,799	$71,313	$11,200	$250,726
Direct margin	64,854	54,859	43,264	4,753	167,730
Selling, marketing, administrative and other expenses					(133,360)
Amortization of intangible assets					(3,620)

Income from operations					$30,750

Year ended December 31, 2009
Revenue	$92,950	$66,848	$63,910	$9,644	$233,352
Direct margin	65,073	49,163	36,089	3,183	153,508
Selling, marketing, administrative and other expenses					(113,357)
Amortization of intangible assets					(2,290)
Reorganization costs					(5,441)

Income from operations					$32,420

Year ended December 31, 2008
Revenue	$99,869	$69,621	$58,773	$12,612	$240,875
Direct margin	69,299	53,226	30,841	5,397	158,763
Selling, marketing, administrative and other expenses					(119,364)
Amortization of intangible assets					(1,435)

Income from operations					$37,964

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived tangible assets by location as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

United States	$15,903	$4,793
United Kingdom	3,423	258
Europe (excluding United Kingdom)	506	765
Other	6	7

	$19,838	$5,823

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008

United States	$180,065	$164,031	$172,973
Europe (excluding United Kingdom)	31,188	31,011	31,179
United Kingdom	15,285	15,200	14,294
Canada	13,724	13,706	13,267
Other	10,464	9,404	9,162

	$250,726	$233,352	$240,875

	2010	2009	2008

United States	72%	70%	72%
Europe (excluding United Kingdom)	12%	13%	13%
United Kingdom	6%	7%	6%
Canada	6%	6%	6%
Other	4%	4%	3%

	100%	100%	100%

(12)	Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009

Computers and equipment	$10,815	$10,758
Computer software	13,433	10,828
Furniture and fixtures	4,763	4,653
Leasehold improvements	16,650	6,043

Total property and equipment	45,661	32,282
Less accumulated depreciation and amortization	25,823	26,459

	$19,838	$5,823

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses:

Accrued expenses as of December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009

Payroll and related benefits	$21,150	$16,153
Taxes	3,025	2,896
Other	12,310	11,119

	$36,485	$30,168

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	2010	2009	2008

Balance, beginning of year	$406	$485	$727
Provision for doubtful accounts	212	490	594
Additions from acquisition	—	—	107
Write-offs	(211)	(569)	(943)

Balance, end of year	$407	$406	$485

(13)	Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenues	$59,180	$64,653	$59,777	$67,116
Income from operations	$7,738	$10,129	$5,813	$7,070
Net income	$5,772	$6,902	$3,704	$4,129
Basic income per common share	$0.26	$0.31	$0.16	$0.18
Diluted income per common share	$0.25	$0.30	$0.16	$0.18

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenues	$56,407	$61,578	$53,881	$61,486
Income from operations	$3,185	$12,218	$7,950	$9,067
Net income	$2,631	$6,152	$4,300	$5,783
Basic income per common share	$0.11	$0.27	$0.19	$0.26
Diluted income per common share	$0.11	$0.27	$0.19	$0.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting in the quarter ending December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2011.

Name	Age	Position

George F. Colony	57	Chairman of the Board, Chief Executive Officer
Michael A. Doyle	55	Chief Financial Officer and Treasurer
Dwight Griesman	53	Chief Marketing Officer
Elizabeth Lemons	54	Chief People Officer
Gail S. Mann, Esq.	59	Chief Legal Officer and Secretary
Gregory Nelson	38	Chief Sales Officer
Mark R. Nemec	41	Managing Director, Technology Industry Client Group
George Orlov	53	Chief Information Officer and Chief Technology Officer
Thomas Pohlmann	44	Managing Director, Technology Industry Client Group
Charles Rutstein	38	Chief Operating Officer
Dennis van Lingen	46	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

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

Thomas Pohlmann became Managing Director of Forrester’s Information Technology Client Group in December 2010. Mr. Pohlmann joined Forrester in 2000. During 2010, Mr. Pohlmann served as Vice President in charge of developing a new client-facing website for the Company, and previously was Vice President of IT Research from 2007 to 2009, and a Research Director from 2004 to 2006.

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

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, that relates to a substantive amendment or material departure from a provision of the Code, by posting such information on our Internet website at www.forrester.com. We also intend to satisfy the disclosure requirements of the Nasdaq Stock Market regarding waivers of the Code of Business Conduct and Ethics by posting such information on our Internet website at www.forrester.com.

The remainder of the response to this item is contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2011 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2010, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

	(a)			(c)
	Number of Securities		(b)	Number of Securities Remaining
	to be Issued Upon Exercise		Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,		Price of Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Warrants and Rights	Securities Reflected in Column (a)(1)

Equity compensation plans approved by stockholders	2,407,079	(1)	$26.00	3,632,099	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,407,079		$26.00	3,632,099

(1)	Includes 191,730 restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)	Includes, as of December 31, 2010, 2,997,891 shares available for issuance under our 2006 Equity Incentive Plan, 140,000 shares under our 2006 Director’s Stock Option Plan, and 494,208 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2011 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

a. Financial Statements.  See Index on page 28.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 33 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.
3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.
3.3(4)	Bylaws of Forrester Research, Inc., as amended
4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.
10.1+(2)	Registration Rights and Non-Competition Agreement
10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended
10.3+(16)	Amended and Restated Employee Stock Purchase Plan
10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.5+(7)	2006 Equity Incentive Plan
10.6+(20)	Stock Option Plan for Directors, as amended
10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)
10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.13+(17)	Form of Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)
10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.15+(13)	Description of Matrix Bonus Plan
10.16+(18)	Executive Cash Incentive Plan
10.17+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
10.18+(14)	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001
10.19+(15)	Separation Agreement between the Company and Julie Meringer, dated January 4, 2011
10.20+(23)	Employee Retention Plan
10.21+(24)	Amendment to Employee Retention Plan
10.22(19)	Lease dated May 6, 1999 between Technology Square LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.23(5)	Fifth Amendment to Lease dated as of January 1, 2005 between Technology Square Finance, LLC and the Company for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.24(14)	Sixth Amendment to Lease date as of April 22, 2008 between ARE-Tech Square, LLC and Forrester Research, Inc. for the premises located at 400 Technology Square, Cambridge, Massachusetts
10.25(21)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company
10.26(22)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company
10.27(21)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company
21(15)	Subsidiaries of the Registrant
23.1(15)	Consent of PricewaterhouseCoopers LLP
23.2(15)	Consent of BDO USA, LLP

Exhibit No.	Description

31.1(15)	Certification of the Principal Executive Officer
31.2(15)	Certification of the Principal Financial Officer
32.1(15)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(15)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensation arrangements.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated by reference herein.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 4, 2010 (File No. 000-21433) and incorporated herein by reference.

(5)	Files as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-21433) and incorporated herein by reference.

(15)	Filed herewith.

(16)	Included as Exhibit A in Forrester’s Proxy Statement for its 2009 Annual Meeting of Stockholders filed on April 3, 2009 (File No. 000-21433) and incorporated herein by reference.

(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 17, 2010 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21433) and incorporated herein by reference.

(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.

(21)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(22)	File as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.

(23)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-21433) and incorporated herein by reference.

(24)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 14, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 14, 2011

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2011

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 14, 2011

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 14, 2011

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 14, 2011

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 14, 2011

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 14, 2011