Form 10-Q
period 2011-03-31
FORRESTER RESEARCH INC
filed 2011-05-10
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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
Yes ☐ No ☑
As of May 6, 2011, 22,710,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,600	$86,927
Marketable investments (Note 3)	133,090	119,990
Accounts receivable, net	48,280	73,574
Deferred income taxes	4,040	4,089
Deferred commissions	11,795	12,598
Prepaid expenses and other current assets	19,426	16,733
Restricted cash	3,683	3,879

Total current assets	317,914	317,790
Long-term marketable securities (Note 3)	9,117	9,117
Restricted cash	4,623	11,609
Property and equipment, net	30,875	19,838
Deferred income taxes	7,743	7,779
Goodwill	68,237	67,958
Intangible assets, net	7,794	8,487
Non-marketable investments (Note 4)	7,834	7,359
Other assets	557	540

Total assets	$454,694	$450,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,675	$3,644
Accrued expenses	31,768	36,485
Deferred revenue	137,527	131,521

Total current liabilities	173,970	171,650
Non-current liabilities	8,685	6,920

Total liabilities	182,655	178,570

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 30,578 and 30,500 as of March 31, 2011 and
December 31, 2010, respectively
Outstanding - 22,653 and 22,812 as of March 31, 2011 and
December 31, 2010, respectively	306	305
Additional paid-in capital	361,541	358,017
Retained earnings	84,563	81,652
Treasury stock - 7,925 and 7,688 as of March 31, 2011 and
December 31, 2010, respectively, at cost	(171,162)	(162,595)
Accumulated other comprehensive loss	(3,209)	(5,472)

Total stockholders’ equity	272,039	271,907

Total liabilities and stockholders’ equity	$454,694	$450,477

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Revenues:
Research services	$44,547	$39,416
Advisory services and other	21,195	19,764

Total revenues	65,742	59,180

Operating expenses:
Cost of services and fulfillment	25,498	22,327
Selling and marketing	25,465	20,088
General and administrative	8,918	7,204
Depreciation	970	918
Amortization of intangible assets	693	905

Total operating expenses	61,544	51,442

Income from operations	4,198	7,738

Other income (expense), net	(109)	1,075
Gains on investments, net	582	425

Income before income taxes	4,671	9,238

Income tax provision	1,760	3,466

Net income	$2,911	$5,772

Basic income per common share	$0.13	$0.26

Diluted income per common share	$0.13	$0.25

Basic weighted average common shares outstanding	22,713	22,389

Diluted weighted average common shares outstanding	23,252	22,877

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Cash flows from operating activities:
Net income	$2,911	$5,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	970	919
Amortization of intangible assets	693	905
Net gains from investments	(582)	(425)
Deferred income taxes	495	(336)
Stock-based compensation	1,438	1,106
Amortization of premium on investments	812	400
Foreign currency (gains) losses	562	(386)
Other non-cash items	—	193
Changes in assets and liabilities, net of acquisitions
Accounts receivable	25,956	19,809
Deferred commissions	804	(469)
Prepaid expenses and other current assets	(2,627)	(3,998)
Accounts payable	988	900
Accrued expenses	(4,754)	(2,350)
Deferred revenue	4,495	1,088

Net cash provided by operating activities	32,161	23,128

Cash flows from investing activities:
Acquisitions	—	(1,660)
Purchases of property and equipment	(10,711)	(1,402)
Purchases of marketable investments	(32,038)	(19,820)
Proceeds from sales and maturities of marketable investments	18,039	33,566
Decrease in restricted cash	7,182	1,934
Other investing activity	82	39

Net cash provided by (used in) investing activities	(17,446)	12,657

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	2,055	3,780
Excess tax benefits from stock-based compensation	31	133
Repurchases of common stock	(8,567)	—

Net cash provided by (used in) financing activities	(6,481)	3,913

Effect of exchange rate changes on cash and cash equivalents	2,439	(2,257)

Net increase in cash and cash equivalents	10,673	37,441
Cash and cash equivalents, beginning of period	86,927	97,805

Cash and cash equivalents, end of period	$97,600	$135,246

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2011 may not be indicative of the results for the year ending December 31, 2011, or any other period.
Note 2 — Revenue Recognition
Effective January 1, 2011 the Company adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and, 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. The Company adopted the new standard effective January 1, 2011 for contracts entered into or materially modified after that date. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Forrester generates revenues from licensing research (including our data products), performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the selling prices of its products and services based on an analysis of standalone sales of these products and services during the year. Research service revenues are recognized ratably over the term of the contract. Advisory service revenues are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Losses on consulting project contracts, if any, would be recognized in the period in which the loss first becomes probable and reasonably estimable. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.
Annual subscriptions to our RoleView research includes access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011, were accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period based on the new guidance that permits alternative methods of determining selling price as it relates to the components that we do not sell on a standalone basis, such as research services in this case. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Marketable Investments
The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2011
Available-for-sale securities
State and municipal obligations	$11,968	$22	$(17)	11,973
Federal agency and corporate obligations	120,909	378	(170)	121,117

Total short-term available-for-sale securities	132,877	400	(187)	133,090
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$143,877	$400	$(2,070)	$142,207

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2010
Available-for-sale securities
State and municipal obligations	$12,011	$23	$(25)	$12,009
Federal agency and corporate obligations	107,669	483	(171)	107,981

Total short-term available-for-sale securities	119,680	506	(196)	119,990
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$130,680	$506	$(2,079)	$129,107

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three months ended March 31, 2011 or 2010.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2011. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY2011	FY2012	FY2013	Thereafter	Total
Federal agency and corporate obligations	$42,016	$50,542	$23,560	$4,999	$121,117
State and municipal obligations	6,213	5,760	—	—	11,973
ARS		—	—	9,117	9,117

Total short and long-term	$48,229	$56,302	$23,560	$14,116	$142,207

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,120	$17	$—	$—
Federal agency and corporate obligations	51,533	170	—	—
ARS	—	—	9,117	1,883

Total	$52,653	$187	$9,117	$1,883

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$3,258	$25	$—	$—
Federal agency and corporate obligations	45,928	171	—	—
ARS	—	—	9,117	1,883

Total	$49,186	$196	$9,117	$1,883

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,696	$—	$—	$5,696
Federal agency and corporate obligations (2)	—	126,014	—	126,014
State and municipal obligations (3)	—	14,073	9,117	23,190

Total	$5,696	$140,087	$9,117	$154,900

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$25,222	$—	$—	$25,222
Federal agency and corporate obligations	—	107,981	—	107,981
State and municipal obligations	—	12,009	9,117	21,126

Total	$25,222	$119,990	$9,117	$154,329

(1)	Included in cash and cash equivalents.

(2)	$4,897 included in cash and cash equivalents as original maturities at the time of purchase were 90 days or less.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	$2,100 included in cash and cash equivalents as original maturities at the time of purchase were 90 days or less.
Level 2 assets consist of the Company’s entire portfolio of federal, state, municipal and corporate bonds, excluding those municipal bonds described below with an auction reset feature. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
Level 3 assets at March 31, 2011 consist entirely of municipal bonds with an auction reset feature (ARS) and at March 31, 2010 also included the UBS Right (as defined below). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2011, the Company held ARS with one investment advisor that provided a valuation of the ARS at par value, which Forrester considered to be a Level 3 input based on the limited market activity. In addition to the valuation provided by the investment advisor, Forrester completed a valuation of the securities using a discounted cash flow model that included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities. Forrester relied most heavily on its own valuation, based primarily on the lack of market activity in these securities, which resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.9 million at March 31, 2011 and December 31, 2010. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
Through July 1, 2010, the Company also held ARS with UBS AG (UBS). Historically, UBS provided a valuation utilizing Level 3 inputs for the ARS investments. UBS utilized a discounted cash flow approach to arrive at its valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model included estimates, based on data available at each balance sheet date, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. The Company valued the Right as an asset using a discounted cash flow approach including estimates of interest rates and timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, based on data available at each balance sheet date. The combined fair value of the Right and the UBS ARS historically equaled the par value of the UBS ARS. The remaining $5.4 million of par value UBS ARS at June 30, 2010 were sold to UBS at par under the Right on July 1, 2010.
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2011 and 2010 (in thousands):

ARS
Balance at December 31, 2010	$9,117
Sales/Maturities	—
Total gains (losses):
Included in other comprehensive income	—
Included in earnings	—

Balance at March 31, 2011	$9,117

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	—	(2,450)
Total gains (losses):
Included in other comprehensive income	—	272
Included in earnings	(350)	350

Balance at March 31, 2010	$1,750	$37,697

Note 4— Non-Marketable Investments
At March 31, 2011 and December 31, 2010, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $7.8 million and $7.4 million, respectively.
One of the Company’s investments, with a book value of $1.6 million and $1.7 million at March 31, 2011 and December 31, 2010, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the three months ended March 31, 2011 and 2010, the Company recorded a gain from its non-marketable investments of $0.6 million and $0.4 million, respectively, which are included in gains on investments, net in the Consolidated Statements of Income.
Note 5 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2011 (in thousands):

	Facility
	Consolidation	Total
Accrual at December 31, 2010	$446	$446
Cash payments	(195)	(195)

Accrual at March 31, 2011	$251	$251

The accrued costs related to the reorganization are expected to be paid during 2011.
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
Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average common shares outstanding	22,713	22,389
Weighted average common equivalent shares	539	488

Diluted weighted average common shares outstanding	23,252	22,877

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	57	773

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$2,911	$5,772
Cumulative translation adjustment	2,264	(2,313)
Unrealized gain (loss) on marketable investments, net of tax	(1)	50

Total comprehensive income	$5,174	$3,509

Equity Plans
Stock option activity for the three months ended March 31, 2011 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2010	2,215	$26.00
Granted	39	36.13
Exercised	(78)	26.09
Forfeited	(38)	32.82

Outstanding at March 31, 2011	2,138	$26.06	6.59	$26,150

Exercisable at March 31, 2011	1,311	$24.70	5.41	$17,813

Restricted stock unit activity for the three months ended March 31, 2011 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2010	192	$27.64
Granted	—	—
Vested or settled	—	—
Forfeited	(8)	27.36

Unvested at March 31, 2011	184	$27.65

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2011	2010
Cost of services and fulfillment	$615	$449
Selling and marketing	339	244
General and administrative	484	413

Total	$1,438	$1,106

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.51%	0.18%	1.99%	0.15%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	28%	40%	25%
Weighted average fair value	$11.05	$8.23	$8.58	$5.89
Treasury Stock
Forrester’s Board of Directors has authorized an aggregate $260 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of March 31, 2011, Forrester had repurchased approximately 7.9 million shares of common stock at an aggregate cost of approximately $171.2 million.
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
Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.
Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions on the allocation of resources.
The following tables present information about reportable segments (in thousands).

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IT	TI	M&S	Events	Consolidated
Three months ended March 31, 2011
Revenue	$24,034	$19,640	$20,063	$2,005	$65,742
Direct margin	16,187	14,600	12,208	588	43,583
Selling, marketing, administrative and other expenses					(38,692)
Amortization of intangible assets					(693)

Income from operations					$4,198

	IT	TI	M&S	Events	Consolidated
Three months ended March 31, 2010
Revenue	$22,811	$18,530	$16,760	$1,079	$59,180
Direct margin	15,913	13,915	10,159	(120)	39,867
Selling, marketing, administrative and other expenses					(31,224)
Amortization of intangible assets					(905)

Income from operations					$7,738

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, anticipated property and equipment purchases, and future depreciation expenses. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Deferred revenue, agreement value, client retention, dollar retention and enrichment are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:
•	Deferred revenue - billings in advance of revenue recognition as of the measurement date.

•	Agreement value - the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized.

•	Client retention - the percentage of client companies with memberships expiring during the most recent twelve-month period that renewed one or more of those memberships during that same period.

•	Dollar retention - the percentage of the dollar value of all client membership contracts renewed during the most recent twelve-month period to the total dollar value of all client membership contracts that expired during the period.

•	Enrichment - the percentage of the dollar value of client membership contracts renewed during the most recent twelve-month period to the dollar value of the corresponding expiring contracts.
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Deferred revenue	$137.5	$117.6	$19.9	17%
Agreement value	$200.5	$185.3	$15.2	8%
Client retention	80%	77%	3	4%
Dollar retention	91%	88%	3	3%
Enrichment	103%	98%	5	5%
Number of clients	2,605	2,487	118	5%
The increase in deferred revenue and agreement value from March 31, 2010 to March 31, 2011 is primarily due to increased demand for our products and services. Client and dollar retention rates as well as our enrichment rate have all increased from the March 31, 2010 period which is consistent with improved economic activity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In conjunction with the adoption on January 1, 2011 of Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force”, we have updated our critical accounting policy for revenue recognition below. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Effective January 1, 2011 we adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and, 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable.
We generate revenues from licensing memberships to our research (including our data products), performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. We obtain the selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. Research service revenues are recognized ratably over the term of the contract. Advisory service revenues are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.
Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011, were accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period based on the new guidance that permits alternative methods of determining selling prices as it relates to the components that we do not sell on a standalone basis, such as research services in our case. Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. We offer our clients a service guarantee, which gives our clients the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, as commissions are paid during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.
Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Research services	68%	67%
Advisory services and other	32	33

Total revenues	100	100
Operating expenses:
Cost of services and fulfillment	39	38
Selling and marketing	39	34
General and administrative	14	12
Depreciation	1	2
Amortization of intangible assets	1	1

Income from operations	6	13
Other income, net	—	2
Gains on investments, net	1	1

Income before income taxes	7	16
Income tax provision	3	6

Net income	4%	10%

Three Months Ended March 31, 2011 and March 31, 2010
Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$65.7	$59.2	$6.5	11%
Revenues from research services	$44.5	$39.4	$5.1	13%
Revenues from advisory services and other	$21.2	$19.8	$1.4	7%
Revenues attributable to customers outside of the U.S.	$19.9	$17.6	$2.3	13%
Percentage of revenue attributable to customers outside of the U.S.	30%	30%	—	—
Number of clients (at end of period)	2,605	2,487	118	5%
Number of events	4	4	—	—
The increase in total revenues is principally the result of increased demand for our products and services from both the enrichment of our existing clients, as shown by our enrichment rate of 103% for the twelve-month period ended March 31, 2011, as well as from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 404 at March 31, 2010 to 465 at March 31, 2011. Revenue growth for the current quarter was driven by a 20% increase in revenue in the marketing and strategy client group, a 6% increase in revenue in the technology industry client group and a 5% increase revenue in the information technology client group.
Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$25.5	$22.3	$3.2	14%
Cost of services and fulfillment as a percentage of total revenues	39%	38%	1	3%
Number of research and fulfillment employees (at end of period)	482	429	53	12%
The increase in cost of services and fulfillment in dollars and as a percentage of total revenues during the three months ended March 31, 2011 compared to the prior period is primarily the result of increased facility costs, increased compensation and benefits primarily due to an increase in research and fulfillment employees, and increased travel and entertainment expense due in part to an all-employee meeting in the first quarter of 2011. We recognized $1.5 million of lease costs in the first quarter of 2011, of which approximately $0.6 million was recorded as cost of services and fulfillment, related to our new corporate headquarters as we have access to the facility for construction purposes prior to the expected date that we will occupy the facility for operations in the third quarter of 2011.
Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$25.5	$20.1	$5.4	27%
Selling and marketing expenses as a percentage of total revenues	39%	34%	5	15%
Selling and marketing employees (at end of period)	465	404	61	15%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended March 31, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. The increase is also attributable to increased travel and entertainment expense and increased facility costs. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our research services resulting from the higher number of sales employees are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percent of revenue during periods of sales force expansion. As noted above under “cost of services and fulfillment”, we recognized $1.5 million of lease costs related to our new corporate headquarters, of which $0.6 million was recorded as selling and marketing expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$8.9	$7.2	$1.7	24%
General and administrative expenses as a percentage of total revenues	14%	12%	2	17%
General and administrative employees (at end of period)	173	153	20	13%
The increase in general and administrative expense in dollars and as a percentage of total revenues during the three months ended March 31, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan, acquisition costs of approximately $0.4 million in 2011 compared to a credit of $0.3 million in 2010, and an increase in facility costs. As noted above under “cost of services and fulfillment”, we recognized $1.5 million of lease costs related to our new corporate headquarters, of which $0.3 million was recorded as general and administrative expense.
Depreciation

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$1.0	$0.9	$0.1	11%
Depreciation expense as a percentage of total revenues	1%	2%	(1)	(50%)
Depreciation expense was consistent during the three months ended March 31, 2011 compared to the prior year. We expect depreciation expense to increase significantly in the second half of 2011 due to the build-out and equipping of our new corporate headquarters, scheduled to be operative in the third quarter of 2011, and to customer facing technologies that will be implemented in the second half of 2011.
Amortization of Intangible Assets

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.7	$0.9	$(0.2)	(22%)
Amortization expense as a percentage of total revenues	1%	1%	—	—
The decrease in amortization expense during the three months ended March 31, 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen becoming fully amortized in the first quarter of 2011.
Other Income (Expense), Net

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income(expense), net (dollars in millions)	$(0.1)	$1.1	$(1.2)	(112%)
Other income(expense), net as a percentage of total revenues	—	2%	(2)	(100%)
The decrease in other income (expense), net, during the three months ended March 31, 2011 is primarily due to net foreign exchange losses of $0.6 million in the 2011 quarter compared to $0.4 million of foreign exchange gains in the prior year period. In addition, interest income decreased during 2011 primarily due to lower returns on invested capital.
Gains on Investments, Net

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.6	$0.4	$0.2	47%
Gains on investments, net as a percentage of total revenues	1%	1%	—	—
Gains on investments during the three months ended March 31, 2011 and 2010 primarily represent our share of equity method investment gains and were consistent during the three months ended March 31, 2011 compared to the prior year.
Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.8	$3.5	$(1.7)	(49%)
Effective tax rate	38%	38%	—	—
The effective tax rate was consistent during the three months ended March 31, 2011 compared to the prior year. The three month period ended March 31, 2011 reflects tax expense from the remeasurement loss of a euro-denominated deferred tax liability compared to a credit from a remeasurement gain in the 2010 period; however, this increase in tax expense during 2011 was offset by lower state taxes in the 2011 period.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during the three months ended March 31, 2011, are annually renewable and are generally payable in advance. We generated cash from operating activities of $32.2 million and $23.1 million during the three months ended March 31, 2011 and 2010, respectively. The $9.0 million increase in cash provided from operations for the three months ended March 31, 2011 is primarily attributable to a $6.1 million increase in net cash received from the collection of accounts receivable in 2011. For the three months ended March 31, 2011, we generated $26.0 million of cash from collections of accounts receivable. In the first quarter of the year, we traditionally generate a significant amount of cash from the collection of accounts receivable as a large portion of our business is contracted for and billed in the fourth quarter of the year.
During the three months ended March 31, 2011, we used $17.4 million of cash from investing activities, consisting primarily of $14.0 million in net purchases of marketable investments and $10.7 million of purchases of property and equipment. The property and equipment purchases were partially funded by $7.2 million of restricted cash that had been placed in escrow for such purchases. Property and equipment purchases during the first quarter of 2011 consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. During 2011, we anticipate spending $30 to $35 million for property and equipment purchases, a majority of which will be utilized for the build-out and equipping of our new headquarters in Cambridge, Massachusetts. We had $15.5 million in escrow at December 31, 2010, classified as restricted cash on the Consolidated Balance Sheets, which will be utilized to fund a portion of the leasehold improvements during 2011. During the three months ended March 31, 2010, we generated $12.7 million of cash from investing activities, consisting primarily of $13.7 million in proceeds from net maturities of marketable investments which was partially offset by $1.4 million of property and equipment purchases. In addition, approximately $1.9 million was released from an escrow account during the 2010 period as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the quarter. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $6.5 million of cash from financing activities during the three months ended March 31, 2011 resulting from $8.6 million of purchases of our common stock, partially offset by $2.1 million of proceeds from exercises of stock options. We generated $3.9 million of cash from financing activities during the three months ended March 31, 2010 from proceeds from exercises of stock options. At March 31, 2011, we had $88.8 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during the remainder of 2011, as market conditions warrant.
As of March 31, 2011, we held approximately $9.1 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our remaining ARS investments will affect our ability to execute our current business plan.

As of March 31, 2011, we had cash and cash equivalents of $97.6 million and marketable investments and long-term investments of $142.2 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
Contractual Obligations
There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through March 31, 2011, our Board of Directors authorized an aggregate $260 million to purchase common stock under our stock repurchase program, including $60 million authorized in 2010 and $50 million authorized in 2009. During the quarter ended March 31, 2011, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
January 1- January 31	73,020	$35.60	$94,806
February 1 - February 28	99,548	$35.91	$91,231
March 1 - March 31	64,300	$37.20	$88,839

	236,868

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: May 10, 2011

Exhibit Index

Exhibit No.	Document
31.1	Certification of the Principal Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.