Form 10-Q
period 2011-06-30
FORRESTER RESEARCH INC
filed 2011-08-04
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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
Yes ☐ No ☑
As of August 1, 2011, 22,694,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4. Controls and Procedures	23
PART II. OTHER INFORMATION	23
ITEM 1A. Risk Factors	23
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 5. Other Information	23
ITEM 6. Exhibits	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$83,185	$86,927
Marketable investments (Note 4)	135,114	119,990
Accounts receivable, net	47,714	73,574
Deferred income taxes	3,925	4,089
Deferred commissions	10,765	12,598
Prepaid expenses and other current assets	17,804	16,733
Restricted cash	2,342	3,879

Total current assets	300,849	317,790
Long-term marketable securities (Note 4)	9,259	9,117
Restricted cash	1,971	11,609
Property and equipment, net	43,090	19,838
Deferred income taxes	6,656	7,779
Goodwill	71,961	67,958
Intangible assets, net	12,099	8,487
Non-marketable investments (Note 5)	7,726	7,359
Other assets	573	540

Total assets	$454,184	$450,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,743	$3,644
Accrued expenses	31,266	36,485
Deferred revenue	130,356	131,521

Total current liabilities	164,365	171,650
Non-current liabilities	11,492	6,920

Total liabilities	175,857	178,570

Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 30,746 and 30,500 as of June 30, 2011 and December 31, 2010, respectively
Outstanding — 22,687 and 22,812 as of June 30, 2011 and December 31, 2010, respectively	307	305
Additional paid-in capital	366,354	358,017
Retained earnings	90,033	81,652
Treasury stock - 8,059 and 7,688 as of June 30, 2011 and December 31, 2010, respectively, at cost	(175,990)	(162,595)
Accumulated other comprehensive loss	(2,377)	(5,472)

Total stockholders’ equity	278,327	271,907

Total liabilities and stockholders’ equity	$454,184	$450,477

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Research services	$47,341	$40,752	$91,888	$80,168
Advisory services and other	26,109	23,901	47,304	43,665

Total revenues	73,450	64,653	139,192	123,833

Operating expenses:
Cost of services and fulfillment	28,024	24,300	53,522	46,627
Selling and marketing	26,009	20,720	51,474	40,808
General and administrative	8,330	7,720	17,248	14,924
Depreciation	945	879	1,915	1,797
Amortization of intangible assets	526	905	1,219	1,810

Total operating expenses	63,834	54,524	125,378	105,966

Income from operations	9,616	10,129	13,814	17,867

Other income (expense), net	4	1,148	(105)	2,223
Gains on investments, net	58	27	640	452

Income before income taxes	9,678	11,304	14,349	20,542

Income tax provision	4,208	4,402	5,968	7,868

Net income	$5,470	$6,902	$8,381	$12,674

Basic income per common share	$0.24	$0.31	$0.37	$0.56

Diluted income per common share	$0.24	$0.30	$0.36	$0.55

Basic weighted average common shares outstanding	22,684	22,517	22,698	22,453

Diluted weighted average common shares outstanding	23,203	23,135	23,227	23,006

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,381	$12,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,915	1,797
Amortization of intangible assets	1,219	1,810
Net gains from investments	(640)	(452)
Deferred income taxes	1,754	(660)
Stock-based compensation	1,681	2,529
Amortization of premium on investments	1,683	972
Foreign currency (gains) losses	1,011	(849)
Other non-cash items	—	99
Changes in assets and liabilities, net of acquisitions
Accounts receivable	27,160	26,220
Deferred commissions	1,834	526
Prepaid expenses and other current assets	(590)	(4,367)
Accounts payable	(1,044)	1,382
Accrued expenses	(2,699)	(2,927)
Deferred revenue	(3,522)	(6,404)

Net cash provided by operating activities	38,143	32,350

Cash flows from investing activities:
Acquisitions	(7,031)	(1,660)
Purchases of property and equipment	(26,100)	(2,442)
Purchases of marketable investments	(48,361)	(61,000)
Proceeds from sales and maturities of marketable investments	31,624	78,547
Decrease in restricted cash	11,175	1,893
Other investing activity	247	162

Net cash provided by (used in) investing activities	(38,446)	15,500

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	6,425	8,292
Excess tax benefits from stock-based compensation	332	260
Repurchases of common stock	(13,395)	(5,002)

Net cash provided by (used in) financing activities	(6,638)	3,550

Effect of exchange rate changes on cash and cash equivalents	3,199	(5,293)

Net increase (decrease) in cash and cash equivalents	(3,742)	46,107
Cash and cash equivalents, beginning of period	86,927	97,805

Cash and cash equivalents, end of period	$83,185	$143,912

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results for the year ending December 31, 2011, or any other period.
Note 2 — Revenue Recognition
Effective January 1, 2011 the Company adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) for contracts entered into or materially modified after that date. ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and, 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011, were accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period, based on the new guidance that permits alternative methods of determining selling price as it relates to the components that we do not sell on a standalone basis, such as research services in this case. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services.
Note 3 — Acquisition
On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims and specified contingencies. Of the $2.3 million Holdback, up to $0.9 million could be retained by the Company if certain key employees do not remain with the Company through May 12, 2012 or if the Company is not able to occupy one of Springboard’s facilities through September 15, 2012. The Company has recorded $1.4 million and $0.9 million of the Holdback in accrued expenses and non-current liabilities, respectively, in the Consolidated Balance Sheets. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.
A summary of the purchase price allocation for Springboard is as follows (in thousands):

Assets:
Cash	$85
Accounts receivable	579
Other current assets	297
Goodwill	3,674
Intangible assets	4,815

Total assets	9,450

Liabilities:
Accrued expenses	138
Deferred revenue	312

Total liabilities	450

Net assets acquired	$9,000

Approximately $2.1 million of the goodwill is deductible for tax purposes. The Company believes the goodwill reflects its expectations of synergistic revenue opportunities from the acquisition and the value of the acquired workforce.
Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Useful
	Assigned	Life
	Value	(in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Note 4 — Marketable Investments
The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2011
Available-for-sale securities
State and municipal obligations	$11,895	$24	$(10)	11,909
Federal agency and corporate obligations	122,848	405	(48)	123,205

Total short-term available-for-sale securities	134,743	429	(58)	135,114
ARS, long-term	11,000	—	(1,741)	9,259

Total available-for-sale securities	$145,743	$429	$(1,799)	$144,373

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2010
Available-for-sale securities
State and municipal obligations	$12,011	$23	$(25)	$12,009
Federal agency and corporate obligations	107,669	483	(171)	107,981

Total short-term available-for-sale securities	119,680	506	(196)	119,990
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$130,680	$506	$(2,079)	$129,107

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and six months ended June 30, 2011 or 2010.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2011. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2011	FY 2012	FY2013	Thereafter	Total
Federal agency and corporate obligations	$36,723	$53,559	$31,419	$1,504	$123,205
State and municipal obligations	6,173	5,736	—	—	11,909
ARS		—	—	9,259	9,259

Total	$42,896	$59,295	$31,419	$10,763	$144,373

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,119	$10	$—	$—
Federal agency and corporate obligations	32,667	48	—	—
ARS	—	—	9,259	1,741

Total	$33,786	$58	$9,259	$1,741

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$3,258	$25	$—	$—
Federal agency and corporate obligations	45,928	171	—	—
ARS	—	—	9,117	1,883

Total	$49,186	$196	$9,117	$1,883

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,683	$—	$—	$6,683
Federal agency and corporate obligations (2)	—	136,168	—	136,168
State and municipal obligations (3)	—	14,009	9,259	23,268

Total	$6,683	$150,177	$9,259	$166,119

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$25,222	$—	$—	$25,222
Federal agency and corporate obligations	—	107,981	—	107,981
State and municipal obligations	—	12,009	9,117	21,126

Total	$25,222	$119,990	$9,117	$154,329

(1)	Included in cash and cash equivalents.

(2)	$13.0 million included in cash and cash equivalents as original maturities at the time of purchase were 90 days or less.

(3)	$2.1 million included in cash and cash equivalents as original maturities at the time of purchase were 90 days or less.
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
Level 3 assets at June 30, 2011 consist entirely of municipal bonds with an auction reset feature (ARS) and at June 30, 2010 also included the UBS Right (as defined below). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At June 30, 2011, the Company held ARS with one investment advisor. The Company values the ARS using a discounted cash flow model that includes estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities, which is considered a Level 3 valuation. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.7 million at June 30, 2011 and $1.9 million at December 31, 2010. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
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
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2011 and 2010 (in thousands):

ARS
Balance at December 31, 2010	$9,117
Sales/Maturities	—
Total gains (losses):
Included in other comprehensive income	142
Included in earnings	—

Balance at June 30, 2011	$9,259

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	—	(26,250)
Total gains (losses):
Included in other comprehensive income	—	122
Included in earnings	(1,613)	1,613

Balance at June 30, 2010	$487	$15,010

Note 5— Non-Marketable Investments
At June 30, 2011 and December 31, 2010, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $7.7 million and $7.4 million, respectively.
One of the Company’s investments, with a book value of $1.6 million and $1.7 million at June 30, 2011 and December 31, 2010, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain from its non-marketable investments of $0.6 million and $0.5 million during the six months ended June 30, 2011 and 2010, respectively, which are included in gains on investments, net in the Consolidated Statements of Income. Gains from non-marketable investments were insignificant during the three months ended June 30, 2011 and 2010.
Note 6 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2011 (in thousands):

	Facility
	Consolidation	Total
Accrual at December 31, 2010	$446	$446
Cash payments	(356)	(356)

Accrual at June 30, 2011	$90	$90

The accrued costs related to the reorganization are expected to be paid during the third quarter of 2011.
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
Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	22,684	22,517	22,698	22,453
Weighted average common equivalent shares	519	618	529	553

Diluted weighted average common shares outstanding	23,203	23,135	23,227	23,006

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	121	352	89	563

Note 8 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$5,470	$6,902	$8,381	$12,674
Cumulative translation adjustment	627	(3,109)	2,891	(5,422)
Unrealized gain (loss) on marketable investments, net of tax	205	(293)	204	(243)

Total comprehensive income	$6,302	$3,500	$11,476	$7,009

Equity Plans
Stock option activity for the six months ended June 30, 2011 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2010	2,215	$26.00
Granted	117	37.55
Exercised	(194)	25.79
Forfeited	(46)	32.42

Outstanding at June 30, 2011	2,092	$26.52	6.49	$14,036

Exercisable at June 30, 2011	1,379	$24.84	5.45	$11,204

Restricted stock unit activity for the six months ended June 30, 2011 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2010	192	$27.64
Granted	5	36.54
Vested or settled	(9)	29.86
Forfeited	(11)	27.49

Unvested at June 30, 2011	177	$27.80

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of services and fulfillment	$32	$607	$647	$1,056
Selling and marketing	53	227	392	471
General and administrative	158	589	642	1,002

Total	$243	$1,423	$1,681	$2,529

In 2009, the Company issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance are achieved. Compensation expense in 2009, 2010 and the three months ended March 31, 2011 was recognized based on an estimate of 100% vesting of the RSUs. During the three months ended June 30, 2011, the

Company modified its assessment of the likelihood of vesting to the 40% level and recorded a credit, to stock-based compensation expense, of approximately $0.8 million during the quarter resulting from the change in estimate.
Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.69%	0.18%	2.11%	0.15%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.7 Years	0.5 Years
Expected volatility	40%	28%	40%	25%
Weighted average fair value	$11.79	$7.55	$9.81	$5.89

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.63%	0.18%	2.09%	0.15%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.7 Years	0.5 Years
Expected volatility	40%	28%	40%	25%
Weighted average fair value	$11.54	$7.55	$9.65	$5.89
Treasury Stock
Forrester’s Board of Directors has authorized an aggregate $260 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of June 30, 2011, Forrester had repurchased approximately 8.1 million shares of common stock at an aggregate cost of approximately $176.0 million.
Note 9 — Income Taxes
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
Note 10 — Operating Segments
Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The three client groups, which are considered operating segments, are: Information Technology (“IT”), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). All of the client groups generate revenues through sales of research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Events” segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and event tickets to Forrester events.
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
The following tables present information about reportable segments (in thousands):

	IT	TI	M&S	Events	Consolidated
Three months ended June 30, 2011
Revenue	$24,414	$21,079	$21,265	$6,692	$73,450
Direct margin	16,066	14,550	13,020	3,605	47,241
Selling, marketing, administrative and other expenses					(37,099)
Amortization of intangible assets					(526)

Income from operations					$9,616

	IT	TI	M&S	Events	Consolidated
Three months ended June 30, 2010
Revenue	$23,247	$18,342	$17,444	$5,620	$64,653
Direct margin	16,166	14,388	10,616	2,090	43,260
Selling, marketing, administrative and other expenses					(32,226)
Amortization of intangible assets					(905)

Income from operations					$10,129

	IT	TI	M&S	Events	Consolidated
Six months ended June 30, 2011
Revenue	$48,447	$40,719	$41,329	$8,697	$139,192
Direct margin	32,254	29,150	25,228	4,192	90,824
Selling, marketing, administrative and other expenses					(75,791)
Amortization of intangible assets					(1,219)

Income from operations					$13,814

	IT	TI	M&S	Events	Consolidated
Six months ended June 30, 2010
Revenue	$46,126	$36,275	$34,244	$7,188	$123,833
Direct margin	32,079	28,303	20,775	1,970	83,127
Selling, marketing, administrative and other expenses					(63,450)
Amortization of intangible assets					(1,810)

Income from operations					$17,867

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, anticipated property and equipment purchases, anticipated increases in our sales force, future depreciation expenses and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Deferred revenue	$130.4	$108.5	$21.9	20%
Agreement value	$207.6	$189.3	$18.3	10%
Client retention	81%	79%	2	3%
Dollar retention	91%	89%	2	2%
Enrichment	103%	101%	2	2%
Number of clients	2,647	2,523	124	5%
The increase in deferred revenue and agreement value from June 30, 2010 to June 30, 2011 is primarily due to increased demand for our products and services. Client and dollar retention rates as well as our enrichment rate have all increased from the June 30, 2010 period which is consistent with improved economic activity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have updated our critical accounting policies for “revenue recognition” and “valuation and impairment of marketable investments” below. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Revenue Recognition.
Effective January 1, 2011 we adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and, 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable.
We generate revenues from licensing memberships to our research (including our data products), performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the discount is applied ratably to the research and data products only (which commence delivery on the first day of the contract), as the undelivered products in the contract (advisory services or events) would be refundable to the customer at list price. We obtain the selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. Research service revenues are recognized ratably over the term of the contract. Advisory service revenues are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.
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
Valuation and Impairment of Marketable Investments.
Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds. The assessment of the fair value of certain of the debt securities (e.g. those containing an auction reset feature) can be difficult and subjective due in part to limited trading activity of certain of these debt instruments.
In accordance with the accounting standard for fair value measurements, we have classified our marketable investments as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable, either directly or indirectly, such as quoted prices for similar assets, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets. Fair values determined by Level 3 inputs utilize unobservable data points.
As of June 30, 2011, we held municipal bonds with a fair value of $9.3 million ($11.0 million at par value) with an auction reset feature (“auction rate securities” or “ARS”). The fair value of the ARS was determined by utilizing a discounted cash flow approach, which is considered a Level 3 valuation. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at June 30, 2011, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to record additional losses for these securities. We classified these ARS as available-for-sale securities and determined that the losses were not considered other-than-temporary and were not due to credit losses. Accordingly, changes in the market value of the ARS have been recorded in other comprehensive loss in the Consolidated Balance Sheets for the three and six month periods ended June 30, 2011 and 2010. If market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive loss or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
At June 30, 2011, we held $150.2 million of marketable investments, excluding ARS, which were valued using Level 2 inputs. Level 2 investments are initially valued at the transaction price and subsequently valued, at the end of each reporting period, by our investment managers utilizing third party pricing services, which consists of one price per instrument. We do not obtain pricing or quotes from brokers directly and historically we have not adjusted prices obtained from our investment managers for our non-ARS portfolio. We verify the pricing information obtained from our investment managers by obtaining an understanding of the pricing methodology and inputs utilized by the pricing services to value our particular investments, as well as an understanding of the controls and procedures utilized by our investment managers to both ensure the accurate recording and to validate the pricing of our investments obtained from the pricing services on an annual basis. Our marketable investments consist solely of high credit quality corporate and municipal bonds with a weighted average credit rating AA and do not include difficult to value features. The majority of our marketable investments are in large corporate notes.
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
For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value would be deemed to be other-than-temporary and the full amount of the unrealized loss would be recorded within gains (losses) on investments, net in the Consolidated Statements of Income. Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within gains (losses) on investments, net in the Consolidated Statements of Income.
Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Research services	64%	63%	66%	65%
Advisory services and other	36	37	34	35

Total revenues	100	100	100	100
Operating expenses:
Cost of services and fulfillment	38	38	39	38
Selling and marketing	36	32	37	33
General and administrative	11	12	12	12
Depreciation	1	1	1	1
Amortization of intangible assets	1	1	1	2

Income from operations	13	16	10	14
Other income, net	—	2	—	2
Gains on investments, net	—	—	—	—

Income before income taxes	13	18	10	16
Income tax provision	6	7	4	6

Net income	7%	11%	6%	10%

Three Months Ended June 30, 2011 and June 30, 2010
Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$73.5	$64.7	$8.8	14%
Revenues from research services	$47.3	$40.8	$6.5	16%
Revenues from advisory services and other	$26.1	$23.9	$2.2	9%
Revenues attributable to customers outside of the U.S.	$21.6	$17.7	$3.9	22%
Percentage of revenue attributable to customers outside of the U.S.	29%	27%	2	7%
Number of clients (at end of period)	2,647	2,523	124	5%
Number of events	4	4	—	—
The increase in total revenues is principally the result of increased demand for our products and services from both the enrichment of our existing clients, as shown by our enrichment rate of 103% for the twelve-month period ended June 30, 2011, as well as from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 407 at June 30, 2010 to 491 at June 30, 2011. In addition, the effects of foreign exchange resulted in an approximate 2% increase in total revenues during the quarter as compared with the second quarter of 2010. Revenue growth for the current quarter was driven by a 22% increase in revenue in the marketing and strategy client group, a 15% increase in revenue in the technology industry client group and a 5% increase revenue in the information technology client group. The acquisition of Springboard had an insignificant effect on revenue growth during the quarter.
Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$28.0	$24.3	$3.7	15%
Cost of services and fulfillment as a percentage of total revenues	38%	38%	—	—
Number of research and fulfillment employees (at end of period)	541	441	100	23%
The increase in cost of services and fulfillment in dollars during the three months ended June 30, 2011 compared to the prior period is primarily the result of increased compensation and benefits largely due to an increase in research and fulfillment employees, increased facility costs, and increased travel and entertainment expense. These increases were partially offset by lower stock-based compensation costs of approximately $0.6 million during the current quarter principally due to a change in estimate for the amount of performance-based restricted stock units that are expected to vest. We recognized $1.5 million of lease costs in the second quarter of 2011, of which approximately $0.7 million was recorded as cost of services and fulfillment, related to our new corporate headquarters as we have access to the facility for construction purposes prior to the expected date that we will occupy the facility for operations in the third quarter of 2011.
Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$26.0	$20.7	$5.3	26%
Selling and marketing expenses as a percentage of total revenues	36%	32%	4	13%
Selling and marketing employees (at end of period)	491	407	84	21%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended June 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. The increase is also attributable to increased facility costs and increased travel and entertainment expense. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our research services resulting from the higher number of sales employees are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion. As noted above under “cost of services and fulfillment”, we recognized $1.5 million of lease costs in the second quarter of 2011 related to our new corporate headquarters, of which $0.6 million was recorded as selling and marketing expense.
General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$8.3	$7.7	$0.6	8%
General and administrative expenses as a percentage of total revenues	11%	12%	(1)	(8%)
General and administrative employees (at end of period)	179	160	19	12%
The increase in general and administrative expense in dollars during the three months ended June 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan, an increase in professional services primarily from approximately $0.3 million of costs for the acquisition of Springboard, and an increase in facility costs. These increases were partially offset by lower stock-based compensation costs of approximately $0.4 million during the current quarter due primarily to a change in estimate for the amount of performance-based restricted stock units that are expected to vest. As noted above under “cost of services and fulfillment”, we recognized $1.5 million of lease costs in the second quarter of 2011 related to our new corporate headquarters, of which $0.2 million was recorded as general and administrative expense.
Depreciation

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$0.9	$0.9	$—	—
Depreciation expense as a percentage of total revenues	1%	1%	—	—
Depreciation expense was consistent during the three months ended June 30, 2011 compared to the prior year. We expect depreciation expense to increase significantly in the second half of 2011 due to the build-out and equipping of our new corporate headquarters, scheduled to be operative in the third quarter of 2011, and to customer facing technologies that will be implemented in the second half of 2011.

Amortization of Intangible Assets

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.5	$0.9	$(0.4)	(42%)
Amortization expense as a percentage of total revenues	1%	1%	—	—
The decrease in amortization expense during the three months ended June 30, 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011. The acquisition of Springboard on May 12, 2011 increased amortization expense by approximately $0.2 million during the current quarter.
Other Income (Expense), Net

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$—	$1.1	$(1.1)	(100%)
Other income (expense), net as a percentage of total revenues	—	2%	(2)	(100%)
The decrease in other income (expense), net, during the three months ended June 30, 2011 is primarily due to net foreign exchange losses of $0.4 million in the 2011 quarter compared to $0.5 million of foreign exchange gains in the prior year period. In addition, interest income decreased during 2011 primarily due to lower returns on invested capital.
Gains on Investments, Net

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.1	$—	$0.1	N/A
Gains on investments, net as a percentage of total revenues	—	—	—	—
Gains on investments during the three months ended June 30, 2011 and 2010 primarily represent our share of equity method investment gains and were consistent in the current quarter in comparison to the three months ended June 30, 2010.
Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.2	$4.4	$(0.2)	(4%)
Effective tax rate	43%	39%	4	10%
The increase in the effective tax rate during the three months ended June 30, 2011 compared to the prior year is primarily due to the 2011 period including a tax expense from the remeasurement loss of a euro-denominated deferred tax liability compared to a credit from a remeasurement gain in the 2010 period; however, this increase in tax expense during 2011 was offset by lower foreign taxes in the 2011 period.

Six Months Ended June 30, 2011 and June 30, 2010
Revenues

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$139.2	$123.8	$15.4	12%
Revenues from research services	$91.9	$80.2	$11.7	15%
Revenues from advisory services and other	$47.3	$43.6	$3.7	8%
Revenues attributable to customers outside of the U.S.	$41.5	$35.4	$6.1	17%
Percentage of revenue attributable to customers outside of the U.S.	30%	29%	1	3%
Number of clients (at end of period)	2,647	2,523	124	5%
Number of events	8	8	—	—
The increase in total revenues is principally the result of increased demand for our products and services from both the enrichment of our existing clients, as shown by our enrichment rate of 103% for the twelve-month period ended June 30, 2011, as well as from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 407 at June 30, 2010 to 491 at June 30, 2011. In addition, the effects of foreign exchange resulted in an approximate 1% increase in total revenues during the period. Revenue growth for the current quarter was driven by a 21% increase in revenue in the marketing and strategy client group, a 12% increase in revenue in the technology industry client group and a 5% increase in revenue in the information technology client group.
Cost of Services and Fulfillment

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$53.5	$46.6	$6.9	15%
Cost of services and fulfillment as a percentage of total revenues	39%	38%	1	3%
Number of research and fulfillment employees (at end of period)	541	441	100	23%
The increase in cost of services and fulfillment in dollars and as a percentage of total revenues during the six months ended June 30, 2011 compared to the prior period is primarily the result of increased compensation and benefits principally due to an increase in research and fulfillment employees, increased facility costs, and increased travel and entertainment expense due in part to an all-employee meeting in the first quarter of 2011. These increases were partially offset by lower stock-based compensation costs of approximately $0.4 million during the current period due to primarily to a change in estimate for the amount of performance-based restricted stock units that are expected to vest. We recognized $3.0 million of lease costs in the six months ended June 30, 2011, of which approximately $1.3 million was recorded as cost of services and fulfillment, related to our new corporate headquarters as we have access to the facility for construction purposes prior to the expected date that we will occupy the facility for operations in the third quarter of 2011.
Selling and Marketing

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$51.5	$40.8	$10.7	26%
Selling and marketing expenses as a percentage of total revenues	37%	33%	4	12%
Selling and marketing employees (at end of period)	491	407	84	21%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the six months ended June 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. The increase is also attributable to increased travel and entertainment expense and increased facility costs. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our research services resulting from the higher number of sales employees are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percent of revenue during periods of sales force expansion. As noted above under “cost of services and fulfillment”, we recognized $3.0 million of lease costs in the six months ended June 30, 2011 related to our new corporate headquarters, of which $1.2 million was recorded as selling and marketing expense.

General and Administrative

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$17.2	$14.9	$2.3	16%
General and administrative expenses as a percentage of total revenues	12%	12%	—	—
General and administrative employees (at end of period)	179	160	19	12%
The increase in general and administrative expense in dollars during the six months ended June 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan, acquisition costs of approximately $0.7 million in 2011 compared to a credit of $0.3 million in 2010, and an increase in facility costs. As noted above under “cost of services and fulfillment”, we recognized $3.0 million of lease costs in the six months ended June 30, 2011 related to our new corporate headquarters, of which $0.5 million was recorded as general and administrative expense.
Depreciation

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$1.9	$1.8	$0.1	7%
Depreciation expense as a percentage of total revenues	1%	1%	—	—
Depreciation expense was consistent during the six months ended June 30, 2011 compared to the prior year. We expect depreciation expense to increase significantly in the second half of 2011 due to the build-out and equipping of our new corporate headquarters, scheduled to be operative in the third quarter of 2011, and to customer facing technologies that will be implemented in the second half of 2011.
Amortization of Intangible Assets

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$1.2	$1.8	$(0.6)	(33%)
Amortization expense as a percentage of total revenues	1%	2%	(1)	(50%)
The decrease in amortization expense during the six months ended June 30, 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011. The acquisition of Springboard on May 12, 2011 increased amortization expense by approximately $0.2 million during the six months ended June 30, 2011.
Other Income (Expense), Net

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$(0.1)	$2.2	$(2.3)	(105%)
Other income (expense), net as a percentage of total revenues	—	2%	(2)	(100%)
The decrease in other income (expense), net, during the six months ended June 30, 2011 is primarily due to net foreign exchange losses of $1.0 million in the 2011 period compared to $0.8 million of foreign exchange gains in the prior year period. In addition, interest income decreased during 2011 primarily due to lower returns on invested capital.
Gains on Investments, Net

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.6	$0.5	$0.1	42%
Gains on investments, net as a percentage of total revenues	—	—	—	—
Gains on investments during the six months ended June 30, 2011 and 2010 primarily represent our share of equity method investment gains and were consistent during the six months ended June 30, 2011 compared to the prior year.

Provision for Income Taxes

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$6.0	$7.9	$(1.9)	(24%)
Effective tax rate	42%	38%	4	11%
The increase in the effective tax rate during the six months ended June 30, 2011 compared to the prior year is primarily due to the 2011 period including a tax expense from the remeasurement loss of a euro-denominated deferred tax liability compared to a credit from a remeasurement gain in the 2010 period; however, this increase in tax expense during 2011 was offset by lower state and foreign taxes in the 2011 period.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2011, are annually renewable and are generally payable in advance. We generated cash from operating activities of $38.1 million and $32.4 million during the six months ended June 30, 2011 and 2010, respectively. The $5.7 million increase in cash provided from operations for the six months ended June 30, 2011 is attributable to an increase in cash from working capital primarily from a decrease in income tax payments due to the timing of the payments.
During the six months ended June 30, 2011, we used $38.4 million of cash from investing activities, consisting primarily of $16.7 million in net purchases of marketable investments, $26.1 million of purchases of property and equipment and $7.0 million for acquisitions. The property and equipment purchases were partially funded by $11.2 million of restricted cash that had been placed in escrow in 2010 for such purchases. Property and equipment purchases during the 2011 period consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. During 2011, we anticipate spending $35 to $40 million for property and equipment purchases, a majority of which will be utilized for the build-out and equipping of our new headquarters in Cambridge, Massachusetts. We had $15.5 million in escrow at December 31, 2010, classified as restricted cash on the Consolidated Balance Sheets, which will be utilized to fund a portion of the leasehold improvements during 2011. During the six months ended June 30, 2010, we generated $15.5 million of cash from investing activities, consisting primarily of $17.5 million in proceeds from net maturities of marketable investments which were partially offset by $2.4 million of property and equipment purchases. In addition, restricted cash decreased by approximately $1.9 million primarily due to a release from an escrow account as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the first quarter of 2010. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $6.6 million of cash from financing activities during the six months ended June 30, 2011 resulting from $13.4 million of purchases of our common stock, partially offset by $6.4 million of proceeds from exercises of stock options and our employee stock purchase plan. We generated $3.6 million of cash from financing activities during the six months ended June 30, 2010 from $8.3 million of proceeds from exercises of stock options and our employee stock purchase plan, partially offset by $5.0 million of purchases of our common stock. At June 30, 2011, we had $84 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during the remainder of 2011, as market conditions warrant.
As of June 30, 2011, we held approximately $9.3 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity on our ARS investments will affect our ability to execute our current business plan.
As of June 30, 2011, we had cash and cash equivalents of $83.2 million and marketable investments and long-term investments of $144.4 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through June 30, 2011, our Board of Directors authorized an aggregate $260 million to purchase common stock under our stock repurchase program, including $60 million authorized in 2010 and $50 million authorized in 2009. During the quarter ended June 30, 2011, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
April 1 — April 30	—	$—	$88,839
May 1 — May 31	46,991	$37.21	$87,089
June 1 — June 30	86,297	$35.67	$84,010

	133,288

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.
ITEM 5. OTHER INFORMATION
In accordance with the Board of Directors’ recommendation and the preference of a majority of our stockholders, the Board of Directors has determined that we will hold an annual vote on the compensation of our named executive officers.

ITEM 6. EXHIBITS
31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: August 4, 2011

Exhibit Index

Exhibit
No.	Document
31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS*	XBRL Instance Document. (filed herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.