Form 10-Q
period 2011-09-30
FORRESTER RESEARCH INC
filed 2011-11-04
CIK 1023313

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NUMBER: 000-21433
FORRESTER RESEARCH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2797789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

60 Acorn Park Drive
CAMBRIDGE, MASSACHUSETTS	02140
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, 22,673,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4. Controls and Procedures	20
PART II. OTHER INFORMATION	20
ITEM 1A. Risk Factors	20
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 6. Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FORRESTER RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$73,586	$86,927
Marketable investments (Note 4)	139,033	119,990
Accounts receivable, net	43,159	73,574
Deferred income taxes	1,790	4,089
Deferred commissions	9,406	12,598
Prepaid expenses and other current assets	16,181	16,733
Restricted cash	2,216	3,879

Total current assets	285,371	317,790
Long-term marketable securities (Note 4)	9,539	9,117
Restricted cash	—	11,609
Property and equipment, net	51,490	19,838
Deferred income taxes	4,550	7,779
Goodwill	71,677	67,958
Intangible assets, net	11,170	8,487
Non-marketable investments (Note 5)	7,684	7,359
Other assets	488	540

Total assets	$441,969	$450,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,037	$3,644
Accrued expenses	27,959	36,485
Deferred revenue	117,547	131,521

Total current liabilities	150,543	171,650
Non-current liabilities	13,059	6,920

Total liabilities	163,602	178,570

Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 30,779 and 30,500 as of September 30, 2011 and December 31, 2010, respectively
Outstanding — 22,564 and 22,812 as of September 30, 2011 and December 31, 2010, respectively	307	305
Additional paid—in capital	368,462	358,017
Retained earnings	95,765	81,652
Treasury stock — 8,215 and 7,688 as of September 30, 2011 and December 31, 2010, respectively, at cost	(181,000)	(162,595)
Accumulated other comprehensive loss	(5,167)	(5,472)

Total stockholders’ equity	278,367	271,907

Total liabilities and stockholders’ equity	$441,969	$450,477

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Research services	$49,242	$42,895	$141,130	$123,063
Advisory services and other	20,532	16,882	67,836	60,547

Total revenues	69,774	59,777	208,966	183,610

Operating expenses:
Cost of services and fulfillment	25,071	22,399	78,593	69,026
Selling and marketing	24,927	20,228	76,401	61,036
General and administrative	7,928	9,489	25,176	24,413
Depreciation	1,420	943	3,335	2,740
Amortization of intangible assets	679	905	1,898	2,715

Total operating expenses	60,025	53,964	185,403	159,930

Income from operations	9,749	5,813	23,563	23,680

Other income (expense), net	378	(945)	273	1,278
Gains on investments, net	8	1,377	648	1,829

Income before income taxes	10,135	6,245	24,484	26,787

Income tax provision	4,403	2,541	10,371	10,409

Net income	$5,732	$3,704	$14,113	$16,378

Basic income per common share	$0.25	$0.16	$0.62	$0.73

Diluted income per common share	$0.25	$0.16	$0.61	$0.71

Basic weighted average common shares outstanding	22,620	22,462	22,672	22,456

Diluted weighted average common shares outstanding	23,082	23,107	23,179	23,040

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,113	$16,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,335	2,740
Amortization of intangible assets	1,898	2,715
Net gains from investments	(648)	(1,829)
Deferred income taxes	5,820	(537)
Stock-based compensation	3,093	3,686
Amortization of premium on investments	2,523	1,728
Foreign currency losses	1,202	683
Other non-cash items	—	89
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	31,273	27,524
Deferred commissions	3,193	913
Prepaid expenses and other current assets	926	(3,295)
Accounts payable	(1,732)	1,927
Accrued expenses	(3,428)	(2,692)
Deferred revenue	(15,061)	(12,342)

Net cash provided by operating activities	46,507	37,688

Cash flows from investing activities:
Acquisitions	(7,164)	(1,660)
Purchases of property and equipment	(33,194)	(6,248)
Purchases of marketable investments	(81,008)	(105,102)
Proceeds from sales and maturities of marketable investments	58,888	118,235
Decrease in restricted cash	13,272	1,851
Other investing activity	307	314

Net cash provided by (used in) investing activities	(48,899)	7,390

Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	7,017	10,773
Excess tax benefits from stock-based compensation	432	399
Repurchases of common stock	(18,405)	(13,951)

Net cash used in financing activities	(10,956)	(2,779)

Effect of exchange rate changes on cash and cash equivalents	7	(2,004)

Net increase (decrease) in cash and cash equivalents	(13,341)	40,295
Cash and cash equivalents, beginning of period	86,927	97,805

Cash and cash equivalents, end of period	$73,586	$138,100

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results for the year ending December 31, 2011, or any other period.
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
Note 3 — Acquisition
On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims and specified contingencies. Of the $2.3 million Holdback, up to $0.9 million could be retained by the Company if certain key employees do not remain with the Company through May 12, 2012 or if the Company is not able to occupy one of Springboard’s facilities through September 15, 2012. As of September 30, 2011, $1.2 million and $0.9 million of the Holdback remains in accrued expenses and non-current liabilities, respectively, in the Consolidated Balance Sheets. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.
A summary of the purchase price allocation for Springboard is as follows (in thousands):

Assets:
Cash	$85
Accounts receivable	561
Other current assets	285
Goodwill	3,695
Intangible assets	4,815

Total assets	9,441

Liabilities:
Accrued expenses	160
Deferred revenue	312

Total liabilities	472

Net assets acquired	$8,969

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
Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Useful
	Assigned	Life
	Value	(in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Note 4 — Marketable Investments
The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2011
Available-for-sale securities
State and municipal obligations	$10,828	$11	$(6)	10,833
Federal agency and corporate obligations	128,458	169	(427)	128,200

Total short-term available-for-sale securities	139,286	180	(433)	139,033
ARS, long-term	11,000	—	(1,461)	9,539

Total available-for-sale securities	$150,286	$180	$(1,894)	$148,572

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2010
Available-for-sale securities
State and municipal obligations	$12,011	$23	$(25)	$12,009
Federal agency and corporate obligations	107,669	483	(171)	107,981

Total short-term available-for-sale securities	119,680	506	(196)	119,990
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$130,680	$506	$(2,079)	$129,107

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and nine months ended September 30, 2011 or 2010.
The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2011. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between

2024 and 2034 (in thousands).

	FY 2011	FY 2012	FY2013	Thereafter	Total
Federal agency and corporate obligations	$21,285	$57,713	$48,194	$1,008	$128,200
State and municipal obligations	5,133	5,700	—	—	10,833
ARS		—	—	9,539	9,539

Total	$26,418	$63,413	$48,194	$10,547	$148,572

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2011
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$1,113	$6	$—	$—
Federal agency and corporate obligations	67,015	427	—	—
ARS	—	—	9,539	1,461

Total	$68,128	$433	$9,539	$1,461

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$3,258	$25	$—	$—
Federal agency and corporate obligations	45,928	171	—	—
ARS	—	—	9,117	1,883

Total	$49,186	$196	$9,117	$1,883

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$4,364	$—	$—	$4,364
Federal agency and corporate obligations (2)	—	138,027	—	138,027
State and municipal obligations	—	10,834	9,538	20,372

Total	$4,364	$148,861	$9,538	$162,763

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$25,222	$—	$—	$25,222
Federal agency and corporate obligations	—	107,981	—	107,981
State and municipal obligations	—	12,009	9,117	21,126

Total	$25,222	$119,990	$9,117	$154,329

(1)	Included in cash and cash equivalents.

(2)	$9.8 million included in cash and cash equivalents as original maturities at the time of purchase were 90 days or less.
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
Level 3 assets at September 30, 2011 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At September 30, 2011, the Company held ARS with one investment advisor. The Company values the ARS using a discounted cash flow model that includes estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities, which is considered a Level 3 valuation. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.5 million at September 30, 2011 and $1.9 million at December 31, 2010. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
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
The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2011 and 2010 (in thousands):

ARS
Balance at December 31, 2010	$9,117
Sales/Maturities	—
Total gains (losses):
Included in other comprehensive income	422
Included in earnings	—
Balance at September 30, 2011	$9,539

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales/Maturities	—	(31,675)
Total gains (losses):
Included in other comprehensive income	—	(16)
Included in earnings	(2,100)	2,100

Balance at September 30, 2010	$—	$9,934

Note 5— Non-Marketable Investments
At September 30, 2011 and December 31, 2010, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $7.7 million and $7.4 million, respectively.
One of the Company’s investments, with a book value of $1.6 million and $1.7 million at September 30, 2011 and December 31, 2010, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain from its non-marketable investments of $0.6 million and $1.8 million during the nine months ended September 30, 2011 and 2010, respectively, which are included in gains on investments, net in the Consolidated Statements of Income. Gains from non-marketable investments were insignificant during the three months ended September 30, 2011 and were $1.4 million during the three months ended September 30, 2010.
Note 6 — Reorganization
The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2011 (in thousands):

	Facility
	Consolidation	Total
Accrual at December 31, 2010	$446	$446
Cash payments	(446)	(446)

Accrual at September 30, 2011	$—	$—

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
Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	22,620	22,462	22,672	22,456
Weighted average common equivalent shares	462	645	507	584

Diluted weighted average common shares outstanding	23,082	23,107	23,179	23,040

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	447	344	209	490

Note 8 — Stockholders’ Equity
Comprehensive Income
The components of total comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$5,732	$3,704	$14,113	$16,378
Cumulative translation adjustment	(2,593)	3,637	298	(1,785)
Unrealized gain (loss) on marketable investments, net of tax	(197)	103	7	(140)

Total comprehensive income	$2,942	$7,444	$14,418	$14,453

Equity Plans
Stock option activity for the nine months ended September 30, 2011 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2010	2,215	$26.00
Granted	345	34.56
Exercised	(222)	25.21
Forfeited	(64)	31.30

Outstanding at September 30, 2011	2,274	$27.22	6.59	$12,771

Exercisable at September 30, 2011	1,373	$24.99	5.24	$10,332

Restricted stock unit activity for the nine months ended September 30, 2011 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2010	192	$27.64
Granted	116	33.19
Vested or settled	(9)	29.86
Forfeited	(20)	27.90

Unvested at September 30, 2011	279	$29.86

Stock-Based Compensation
Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of services and fulfillment	$678	$531	$1,325	$1,588
Selling and marketing	294	238	686	708
General and administrative	440	387	1,082	1,390

Total	$1,412	$1,156	$3,093	$3,686

In 2009, the Company issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance are achieved. Compensation expense in 2009, 2010 and the three months ended March 31, 2011 was recognized based on an estimate of 100% vesting of the RSUs. During the three months ended June 30, 2011, the Company modified its assessment of the likelihood of vesting to the 40% level and recorded a credit, to stock-based compensation expense, of approximately $0.8 million during the three months ended June 30, 2011 resulting from the change in estimate. Compensation expense in the three months ended September 30, 2011 continued to be recognized based on an estimate of 40% vesting.
Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.11%	0.08%	1.37%	0.20%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	28%	40%	25%
Weighted average fair value	$10.01	$7.56	$9.49	$6.87

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.29%	0.14%	2.02%	0.17%
Expected dividend yield	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.6 Years	0.5 Years
Expected volatility	40%	28%	40%	25%
Weighted average fair value	$10.53	$7.55	$9.63	$6.23
Treasury Stock
Forrester’s Board of Directors has authorized an aggregate $260 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of September 30, 2011, Forrester had repurchased approximately 8.2 million shares of common stock at an aggregate cost of approximately $181.0 million.
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

Note 10 — Operating Segments
Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The three client groups, which are considered operating segments, are: Business Technology (“BT”) (formerly called Information Technology or IT), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). In addition, the Company’s Events segment supports all three client groups. All of the client groups generate revenues through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Events” segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events.
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
The following tables present information about reportable segments (in thousands):

	BT	TI	M&S	Events	Consolidated
Three months ended September 30, 2011
Revenue	$25,220	$21,655	$21,499	$1,400	$69,774
Direct margin	17,065	15,231	13,387	410	46,093
Selling, marketing, administrative and other expenses					(35,665)
Amortization of intangible assets					(679)

Income from operations					$9,749

	BT	TI	M&S	Events	Consolidated
Three months ended September 30, 2010
Revenue	$23,047	$18,342	$17,889	$499	$59,777
Direct margin	16,283	13,410	11,059	(146)	40,606
Selling, marketing, administrative and other expenses					(33,888)
Amortization of intangible assets					(905)

Income from operations					$5,813

	BT	TI	M&S	Events	Consolidated
Nine months ended September 30, 2011
Revenue	$73,667	$62,373	$62,828	$10,098	$208,966
Direct margin	49,319	44,381	38,615	4,601	136,916
Selling, marketing, administrative and other expenses					(111,455)
Amortization of intangible assets					(1,898)

Income from operations					$23,563

	BT	TI	M&S	Events	Consolidated
Nine months ended September 30, 2010
Revenue	$69,173	$54,617	$52,133	$7,687	$183,610
Direct margin	48,456	40,215	31,880	3,182	123,733
Selling, marketing, administrative and other expenses					(97,338)
Amortization of intangible assets					(2,715)

Income from operations					$23,680

During the three months ended September 30, 2011, the Company identified errors in the presentation of direct margin by operating segment during the nine-month period ending September 30, 2010. Certain corporate level adjustments related to the BT, TI and M&S segments were incorrectly classified within the Event segment. There was no effect on consolidated segment direct margin. The Company has concluded that the error described above was immaterial to all periods discussed. The Company has detailed the adjustments to the prior periods below (amounts in thousands):

	BT	TI	M&S	Events	Consolidated
Direct margin — three months ended March 31, 2010
As reported	$15,913	$13,915	$10,159	$(120)	$39,867
As adjusted	15,981	13,318	10,199	369	39,867

Change	$(68)	$597	$(40)	$(489)	$—

Direct margin — three months ended June 30, 2010
As reported	$16,166	$14,388	$10,616	$2,090	$43,260
As adjusted	16,192	13,487	10,622	2,959	43,260

Change	$(26)	$901	$(6)	$(869)	$—

Direct margin — six months ended June 30, 2010
As reported	$32,079	$28,303	$20,775	$1,970	$83,127
As adjusted	32,173	26,805	20,821	3,328	83,127

Change	$(94)	$1,498	$(46)	$(1,358)	$—

Direct margin — three months ended September 30, 2010
As reported	$15,990	$13,616	$11,059	$(59)	$40,606
As adjusted	16,283	13,410	11,059	(146)	40,606

Change	$(293)	$206	$—	$87	$—

Direct margin — nine months ended September 30, 2010
As reported	$48,069	$41,920	$31,834	$1,910	$123,733
As adjusted	48,456	40,215	31,880	3,182	123,733

Change	$(387)	$1,705	$(46)	$(1,272)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future revenue growth rates, anticipated increases in our sales force, future depreciation expenses and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Deferred revenue	$117.5	$104.6	$12.9	12%
Agreement value	$211.2	$191.8	$19.4	10%
Client retention	81%	80%	1	1%
Dollar retention	91%	89%	2	2%
Enrichment	104%	102%	2	2%
Number of clients	2,703	2,562	141	6%
The increase in deferred revenue and agreement value from September 30, 2010 to September 30, 2011 is primarily due to increased demand for our products and services. Client and dollar retention rates as well as our enrichment rate have all increased from the September 30, 2010 period and remain at or near historic highs.
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
As of September 30, 2011, we held municipal bonds with a fair value of $9.5 million ($11.0 million at par value) with an auction reset feature (“auction rate securities” or “ARS”). The fair value of the ARS was determined by utilizing a discounted cash flow approach, which is considered a Level 3 valuation. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at September 30, 2011, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to record additional losses for these securities. We classified these ARS as available-for-sale securities and determined that the losses were not considered other-than-temporary and were not due to credit losses. Accordingly, changes in the market value of the ARS have been recorded in other comprehensive loss in the Consolidated Balance Sheets for the three and nine month periods ended September 30, 2011 and 2010. If market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive loss or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
At September 30, 2011, we held $139.0 million of marketable investments, excluding ARS, which were valued using Level 2 inputs. Level 2 investments are initially valued at the transaction price and subsequently valued, at the end of each reporting period, by our investment managers utilizing third party pricing services, which consists of one price per instrument. We do not obtain pricing or quotes from brokers directly and historically we have not adjusted prices obtained from our investment managers for our non-ARS portfolio. We verify the pricing information obtained from our investment managers by obtaining an understanding of the pricing methodology and inputs utilized by the pricing services to value our particular investments, as well as an understanding of the controls and procedures utilized by our investment managers to both ensure the accurate recording and to validate the pricing of our investments obtained from the pricing services on an annual basis.

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
Results of Operations
The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Research services	71%	72%	68%	67%
Advisory services and other	29	28	32	33

Total revenues	100	100	100	100
Operating expenses:
Cost of services and fulfillment	36	37	38	38
Selling and marketing	36	34	36	33
General and administrative	11	16	12	13
Depreciation	2	2	2	2
Amortization of intangible assets	1	1	1	1

Income from operations	14	10	11	13
Other income, net	—	(2)	—	1
Gains on investments, net	—	2	1	1

Income before income taxes	14	10	12	15
Income tax provision	6	4	5	6

Net income	8%	6%	7%	9%

Three Months Ended September 30, 2011 and September 30, 2010
Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$69.8	$59.8	$10.0	17%
Revenues from research services	$49.2	$42.9	$6.3	15%
Revenues from advisory services and other	$20.5	$16.9	$3.6	21%
Revenues attributable to customers outside of the U.S.	$20.5	$16.3	$4.2	26%
Percentage of revenue attributable to customers outside of the U.S.	29%	27%	2	7%
Number of clients (at end of period)	2,703	2,562	141	6%
Number of events	2	1	1	100%
The increase in total revenues is principally the result of increased demand for our products and services from both the enrichment of our existing clients, as shown by our enrichment rate of 104% for the twelve-month period ended September 30, 2011, as well as from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 416 at September 30, 2010 to 490 at September 30, 2011. In addition, the effects of foreign exchange resulted in an approximate 1.5% increase in total revenues during the quarter as compared with the third quarter of 2010 and accounted for the majority of the increase in the percent of revenue from customers outside of the U.S. Revenue growth for the current quarter was driven by a 20% increase in revenue in the marketing and strategy client group, an 18% increase in revenue in the technology industry client group, a 9% increase in revenue in the business technology client group and an increase in event revenue of approximately $0.9 million due largely to one additional event in the quarter. The acquisition of Springboard Research in May 2011 accounted for approximately 1% of revenue growth in the current quarter. We anticipate that the rate of year-over-year revenue growth in the fourth quarter of 2011 will be less than the rate achieved in the third quarter.
Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$25.1	$22.4	$2.7	12%
Cost of services and fulfillment as a percentage of total revenues	36%	37%	(1)	(3%)
Number of research and fulfillment employees (at end of period)	552	448	104	23%
The increase in cost of services and fulfillment in dollars during the three months ended September 30, 2011 compared to the prior period is primarily the result of increased compensation and benefits largely due to an increase in research and fulfillment employees and increased facility costs, partially offset by a reduction in the amount of incentive bonus earned with respect to the current quarter. The increase in facility costs is principally due to us incurring lease costs for both our new corporate headquarters and our previous headquarters during the quarter. The decrease in cost of services and fulfillment as a percentage of total revenues during the three months ended September 30, 2011 compared to the prior period is primarily due to the reduction in the amount of incentive bonus earned with respect to the current quarter.
Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$24.9	$20.2	$4.7	23%
Selling and marketing expenses as a percentage of total revenues	36%	34%	2	6%
Selling and marketing employees (at end of period)	490	416	74	18%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended September 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. The increase is also attributable to increased facility costs and increased professional services costs. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our research services are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion.
General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$7.9	$9.5	$(1.6)	(16%)
General and administrative expenses as a percentage of total revenues	11%	16%	(5)	(31%)
General and administrative employees (at end of period)	180	167	13	8%
The decrease in general and administrative expense in dollars and as a percentage of total revenues during the three months ended September 30, 2011 is primarily due to a reduction in the amount of incentive bonus earned with respect to the current quarter and a reduction in the amount of costs incurred related to the development of customer facing technology in the current quarter as compared with the prior period.
Depreciation

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$1.4	$0.9	$0.5	51%
Depreciation expense as a percentage of total revenues	2%	2%	—	—
The increase in depreciation expense in dollars during the three months ended September 30, 2011 compared to the prior year is primarily due to the initiation of depreciation for our new corporate headquarters in August 2011. We expect depreciation expense in future periods to increase from the current quarter level due to our new corporate headquarters and the future implementation of customer facing technologies.

Amortization of Intangible Assets

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.7	$0.9	$(0.2)	(25%)
Amortization expense as a percentage of total revenues	1%	1%	—	—
The decrease in amortization expense in dollars during the three months ended September 30, 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011, partially offset by an increase in amortization from the acquisition of Springboard Research in May 2011.
Other Income (Expense), Net

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$0.4	$(0.9)	$1.3	140%
Other income (expense), net as a percentage of total revenues	—	(2%)	2	100%
The increase in other income (expense), net, during the three months ended September 30, 2011 is primarily due to a reduction in net foreign exchange losses to $0.2 million in the 2011 quarter compared to $1.5 million of foreign exchange losses in the prior year period.
Gains on Investments, Net

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$—	$1.4	$(1.4)	(100%)
Gains on investments, net as a percentage of total revenues	—	2%	(2)	(100%)
Gains on investments during the three months ended September 30, 2010 primarily represent our share of equity method investment gains from our technology-related investment funds. The gains in the 2010 quarter were primarily due to increases in the valuation of certain assets within the funds during the period. There were no such increases recognized during the 2011 quarter.
Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.4	$2.5	$1.9	73%
Effective tax rate	43%	41%	2	5%
The increase in the effective tax rate during the three months ended September 30, 2011 compared to the prior year is primarily due to the 2011 period including tax expense from a valuation allowance recorded on certain deferred tax assets of foreign operations.
Nine Months Ended September 30, 2011 and September 30, 2010
Revenues

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$209.0	$183.6	$25.4	14%
Revenues from research services	$141.1	$123.1	$18.0	15%
Revenues from advisory services and other	$67.8	$60.5	$7.3	12%
Revenues attributable to customers outside of the U.S.	$62.0	$51.7	$10.3	20%
Percentage of revenue attributable to customers outside of the U.S.	30%	28%	2	7%
Number of clients (at end of period)	2,703	2,562	141	6%
Number of events	10	9	1	11%
The increase in total revenues is principally the result of increased demand for our products and services from both the enrichment of our existing clients, as shown by our enrichment rate of 104% for the twelve-month period ended September 30, 2011, as well as from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 416 at September 30, 2010 to 490 at September 30, 2011. In addition, the effects of foreign exchange resulted in an approximate 1.5% increase in total revenues during the period as compared with the prior period and accounted for the majority of the increase in the percent of revenue from customers outside of the U.S. Revenue growth for the current quarter was driven by a 21% increase in revenue in the marketing and strategy client group, a 14% increase in revenue in the technology industry client group, a 7% increase in revenue in the business technology client group and an increase of $2.4 million of events revenue due to a combination of higher revenue per event and one additional event during the period. The acquisition of Springboard Research had an insignificant effect on revenue for the period.
Cost of Services and Fulfillment

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$78.6	$69.0	$9.6	14%
Cost of services and fulfillment as a percentage of total revenues	38%	38%	—	—
Number of research and fulfillment employees (at end of period)	552	448	104	23%
The increase in cost of services and fulfillment in dollars during the nine months ended September 30, 2011 compared to the prior period is primarily the result of increased compensation and benefits principally due to an increase in research and fulfillment employees, increased facility costs, and increased travel and entertainment expense due in part to an all-employee meeting in the first quarter of 2011. These increases were partially offset by a reduction in the amount of incentive bonus earned with respect to the third quarter of 2011. Facility costs recorded in costs of services and fulfillment increased approximately $2.5 million during the period primarily due to us incurring lease costs for both our new corporate headquarters and our previous headquarters in Cambridge. We recognized approximately eight months of lease costs in 2011 for our new headquarters during the construction period as we had access to the facility for construction purposes prior to our occupancy at the end of August 2011. Our lease at our prior headquarters expired on September 30, 2011.
Selling and Marketing

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$76.4	$61.0	$15.4	25%
Selling and marketing expenses as a percentage of total revenues	36%	33%	3	9%
Selling and marketing employees (at end of period)	490	416	74	18%
The increase in selling and marketing expenses in dollars and as a percentage of total revenues during the nine months ended September 30, 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. The increase is also attributable to increased travel and entertainment expense and increased facility costs. Subject to the business environment for our products and services, we have an ongoing initiative to expand our sales force by 15% to 20% annually. Increased sales of our research services are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percent of revenue during periods of sales force expansion. Facility costs recorded in selling and marketing increased approximately $1.8 million during the period primarily due to us incurring lease costs for both our new corporate headquarters and our previous headquarters in Cambridge as described above under “cost of services and fulfillment”.
General and Administrative

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$25.2	$24.4	$0.8	3%
General and administrative expenses as a percentage of total revenues	12%	13%	(1)	(8%)
General and administrative employees (at end of period)	180	167	13	8%
The increase in general and administrative expense in dollars during the nine months ended September 30, 2011 is primarily due to an increase in facility costs, an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees, and acquisition and integration costs for Springboard Research of approximately $0.7 million in 2011. These increases were partially offset by a reduction in the amount of incentive bonus earned with respect to the third quarter of 2011 and a reduction in the amount of costs incurred during the 2011 period related to the development of customer facing technology. Facility costs recorded in general and administrative expense increased approximately $0.7 million during the period primarily due to us incurring lease costs for both our new corporate headquarters and our previous headquarters in Cambridge as described above under “cost of services and fulfillment”.

Depreciation

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$3.3	$2.7	$0.6	22%
Depreciation expense as a percentage of total revenues	2%	2%	—	—
The increase in depreciation expense in dollars during the nine months ended September 30, 2011 compared to the prior year is primarily due to the initiation of depreciation for our new corporate headquarters in August 2011. We expect depreciation expense in future periods to increase from the current period level due to our new corporate headquarters and the future implementation of customer facing technologies.
Amortization of Intangible Assets

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$1.9	$2.7	$(0.8)	(30%)
Amortization expense as a percentage of total revenues	1%	1%	—	—
The decrease in amortization expense in dollars during the nine months ended September 30, 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011, partially offset by an increase in amortization from the acquisition of Springboard Research in May 2011.
Other Income (Expense), Net

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$0.3	$1.3	$(1.0)	(79%)
Other income (expense), net as a percentage of total revenues	—	1%	(1)	(100%)
The decrease in other income (expense), net, during the nine months ended September 30, 2011 is primarily due to net foreign exchange losses of $1.2 million in the 2011 period compared to $0.7 million of foreign exchange losses in the prior year period. In addition, interest income decreased during 2011, primarily due to lower returns on invested capital.
Gains on Investments, Net

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.6	$1.8	$(1.2)	(65%)
Gains on investments, net as a percentage of total revenues	1%	1%	—	—
Gains on investments during the nine months ended September 30, 2011 and 2010 primarily represent our share of equity method investment gains from our technology-related investment funds. The gains during the 2011 and 2010 periods are primarily due to increases in the valuation of certain assets within the funds during the periods.
Provision for Income Taxes

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$10.4	$10.4	$—	—
Effective tax rate	42%	39%	3	8%
The increase in the effective tax rate during the nine months ended September 30, 2011 compared to the prior year is primarily due to the 2011 period including a tax expense from the remeasurement loss of a euro-denominated deferred tax liability compared to a credit from a remeasurement gain in the 2010 period and is also due to an increase in non-tax-deductible expenses in 2011, primarily related to the acquisition of Springboard Research.
Liquidity and Capital Resources
We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during the nine months ended September 30, 2011, are annually renewable and are generally payable in advance. We generated cash from operating activities of $46.5 million and $37.7 million during the nine months ended September 30, 2011 and 2010, respectively. The $8.8 million increase in cash provided from operations for the nine months ended September 30, 2011 is attributable to an increase in cash from working capital primarily from a decrease in income tax payments due to the timing of the payments.
During the nine months ended September 30, 2011, we used $48.9 million of cash from investing activities, consisting primarily of $22.1 million in net purchases of marketable investments, $33.2 million of purchases of property and equipment and $7.2 million for acquisitions. The property and equipment purchases were partially funded by $13.3 million of restricted cash that had been placed in escrow in 2009 for such purchases. Property and equipment purchases during the 2011 period consisted primarily of leasehold improvements for new facilities and also included purchases of software and computer equipment. During the nine months ended September 30, 2010, we generated $7.4 million of cash from investing activities, consisting primarily of $13.1 million in proceeds from net maturities of marketable investments which were partially offset by $6.2 million of property and equipment purchases. In addition, restricted cash decreased by approximately $1.9 million primarily due to a release from an escrow account as the contingent purchase price element of the Strategic Oxygen acquisition was settled and paid during the first quarter of 2010. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.
We used $11.0 million of cash from financing activities during the nine months ended September 30, 2011 resulting from $18.4 million of purchases of our common stock, partially offset by $7.0 million of proceeds from exercises of stock options and our employee stock purchase plan. We used $2.8 million of cash from financing activities during the nine months ended September 30, 2010 resulting from $14.0 million of purchases of our common stock, partially offset by $10.8 million of proceeds from exercises of stock options and our employee stock purchase plan. At September 30, 2011, we had $79 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during the remainder of 2011, as market conditions warrant.
As of September 30, 2011, we held approximately $9.5 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.
As of September 30, 2011, we had cash and cash equivalents of $73.6 million and marketable investments and long-term investments of $148.6 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Through September 30, 2011, our Board of Directors authorized an aggregate $260 million to purchase common stock under our stock repurchase program, including $60 million authorized in 2010 and $50 million authorized in 2009. During the quarter ended September 30, 2011, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1- July 31	—	$—	$84,010
August 1 - August 31	136,391	$32.16	$79,624
September 1 - September 30	19,302	$32.38	$79,000

	155,693

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: November 4, 2011

Exhibit Index

Exhibit
No.	Document
31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.