Form 10-K
period 2011-12-31
FORRESTER RESEARCH INC
filed 2012-03-09
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21433

Forrester Research, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
60 Acorn Park Drive	02140
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $486,000,000.

As of March 6, 2012, 22,714,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2012 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Our products and services are targeted to specific roles, including senior management in business strategy, marketing, and information technology principally at $1 billion-plus (revenue) companies who collaborate with us to accelerate achievement of their business goals.

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

Consequently, companies and the professionals who are in the roles we serve rely on external sources of expertise that provide independent business advice spanning a variety of areas including but not limited to technology, business strategy, and customer behavior. We believe there is a need for objective research that is thematic, prescriptive, and executable, and that provides a comprehensive perspective on the knowledge and skills required to succeed in today's rapidly changing business environment.

Forrester’s Strategy

Forrester’s role-based strategy focuses attention on serving leaders in key roles across its client base. Forrester’s role-centric solutions provide clients with more relevant insights, allowing them to make better informed and justified decisions faster.

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

Leveraging our RoleView Research.    Our business model, technology platform, and research methodologies allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, and research methodologies to both increase sales of our existing RoleView research products and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research offerings, and many are designed to address the specific needs and problems of our clients and the professionals in the roles we serve. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings. In May 2011 we acquired Springboard Research, a research and advisory business focusing on Asia and emerging markets headquartered in Singapore with operations in Beijing, China and New Delhi, India.

Using Targeted, Global Client-Centric Sales Channels.    Our business is organized into three principal global client groups that support our role-based strategy and are closely aligned with our client base: the Business Technology Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. Senior practice leaders within our three principal client groups focus on creating and delivering relevant research and related products and services to the professional roles we serve. We sell our products and services directly through a global sales force with sales personnel focusing on the needs of professionals in the roles we serve. In January 2012 we reorganized our sales force to simplify the sales process. Our sales personnel, formerly focused on selling to professionals in the roles covered by a specific client group, now sell our products and services to all professional roles within the clients they service. Our sales force, managed by a chief sales officer with global sales management responsibility, operates out of various locations in North America, Europe, Asia and Australia. We also sell our products and services through independent sales representatives in select international locations.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.    We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,600 client companies as of December 31, 2011 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals. In addition to our expanded presence in Asia as a result of our acquisition of Springboard Research, we intend to continue to expand our international presence as the growing impact of technology on business innovation creates demand for external sources of objective research.

Developing and Retaining Outstanding Research Professionals.    The knowledge and experience of our analysts are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes client service, courage, collaboration, integrity and quality, helps us to develop and retain high-caliber research professionals. We provide a competitive compensation structure, as well as recognition and rewards for excellent individual and team performance.

Forrester’s Solution

Our broad range of expertise on the impact of technology on business, consumer and customer behavior, and on marketing and strategy enables us to offer our clients the best available and most relevant research and insights on changing business models, best practices, technology investments, business practices, implementation advice, and customer trends. Our solution provides our clients with:

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

RoleViewTM Research

Our primary syndicated research product, RoleView, provides clients with access to our core syndicated research designed to inform their strategic decision-making. Our various RoleView research offerings, including BT (formerly IT) View, M&S View, and TI View, each consists of a library of cross-linked documents that interconnect our reports, data, product rankings, best practices, evaluation tools, and research archives. RoleView research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts. Through this access structure, each of our RoleView research offerings addresses the interplay of an individual client's responsibilities and goals, business demands, and organizational and technology capabilities.

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

Forrester® Leadership Boards

Our Forrester Leadership Boards are exclusive offerings for executives and other key employees at large companies worldwide. Clients may choose to participate in one or more Forrester Leadership Boards. Memberships are available in the Chief Information Officer (CIO) Group and the Chief Marketing Officer (CMO) Group and in a number of additional technology, marketing, and executive programs and councils addressing issues of interest to the professional roles we cover. In addition to a Member license to access the appropriate RoleView research offering, members of our Forrester Leadership Boards receive access to the following:

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

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•

Consumer Technographics® Data & Services.    Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 325,000 households and individuals in North America, Europe, Russia, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple offerings including: Global Technographics, North American Technographics, European Technographics, Russian Technograhics, Asia Pacific Technographics, and Latin America Technographics. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•

Forrester’s ForrsightsTM for Business Technology.    Forrester’s Forrsights is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 30,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. In addition, Forrester’s Strategic Planning Forrsights™, specifically developed for CIOs, leverages over 250,000 surveys directed at specific job functions and titles across industries, firm sizes and geographies to provide insights and benchmarks to assist CIOs with developing strategic visions, business plans, and technology roadmaps and in measuring business outcomes. Forrester’s Forrsights clients also have access to a dedicated data advisor to assist in utilizing appropriate data to achieve desired outcomes.

•

Forrester’s Tech Marketing Navigator    (formerly Strategic OxygenTM) offering is a decision support tool that measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 25,000 business and technology executives and consumers in North America, Europe, Asia Pacific, and Latin America. Technology marketing professionals rely on Forrester Tech Marketing Navigator to make a wide range of key decisions around content, messaging, sequencing of activities, specific media that need to work globally and locally, and demand-generation choices. The Forrester Tech Marketing Navigator offering includes access to an online decision tool and a data advisor.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView research offerings and our data products and services to deliver focused insights and recommendations to assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk, and making large technology investments. For example, we help technology professionals with vendor selection, compare best practices, analyze whether outsourcing is advisable, and validate technology infrastructure; marketing and strategy professionals with consumer product strategy, direct marketing technology investments, eBusiness strategy, and interactive marketing strategy, including Web 2.0; and technology industry professionals with market and competitive assessments, go-to-market strategy, custom market research, and product development.

Our consulting services include website reviews that provide targeted, action-oriented assessments of clients’ websites, extranets, or intranets. Feedback is based on a comprehensive examination of the clients’ website and web strategies as well as reviews and comparisons with competitors’ websites, other channels and industry benchmarks.

Forrester Events

We host multiple events in various locations in North America, Europe and Asia throughout the year. Events build upon our research and data products and services to bring together executives and other participants serving or interested in the particular professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and to hear business leaders discuss business and technology issues of interest or significance to the professional roles in attendance and the impact of technology on the professionals and their businesses.

Sales and Marketing

Our business is organized into three principal global client groups that support our role-based strategy and closely align with our client base: the Business Technology (formerly Information Technology) Client Group, the Marketing & Strategy Client Group, and the Technology Industry Client Group. In addition, our Events operations support all three client groups. We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. As discussed above, we reorganized our sales force in January 2012. Our direct sales resources now operate through four principal customer-focused segments: Premier, focused on coordinated account management for selling to our largest clients; Major, focused on selling to large revenue clients, generally those with greater than $1 billion of annual revenues; Emerging, focused on leveraged account management for clients that generally have less than $1 billion of annual revenues; and Prospective, focused on selling to prospective new clients not currently using our products and services. We also sell our products and services through independent sales representatives in select international locations managed by our global markets group, which also focuses on selling to all existing and prospective clients in the Asia Pacific region. We employed 438 salespersons as of December 31, 2011, an increase of 16% from 378 as of December 31, 2010. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 11 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to increase awareness of the Forrester brand and further our reputation as a leader in role-based business and technology research. We actively promote brand awareness via our website, Forrester Events, extensive worldwide press relations, and direct mail campaigns. We also employ an integrated direct marketing strategy that uses Internet, mail, and telephone channels for identifying and attracting high-quality sales leads. We encourage our analysts to increase our visibility by having their research ideas selectively distributed through various Internet, print, and television outlets. In addition, we support an active social media strategy whereby our analysts blog regularly with respect to the roles they serve. Other activities, including Twitter, LinkedIn, Facebook, and similar tools interconnect and cross-promote the analysts’ blogs and research content.

As of December 31, 2011, our research was delivered to more than 2,600 client companies. No single client company accounted for more than 2% of our 2011 revenues.

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

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 9% to $221.1 million at December 31, 2011 from $202.7 million at December 31, 2010.

Research Analysts and Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We seek to provide relevant research that will contribute to the success of our clients in their professional roles.

We ascertain the issues important to our clients and technology users through thousands of interactions and surveys with vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on the issues our clients face each day. We use the following primary research inputs:

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

Employees

As of December 31, 2011, we employed a total of 1,208 persons, including 450 research staff and 438 sales personnel.

Our culture emphasizes certain key values — including client service, courage, collaboration, integrity and quality — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our role-based strategy, our products and services, corporate culture, values and goals.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in over 60 countries and approximately 30% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local sales representative may not want to continue to do business with us or our new representative.

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

We may be subject to network disruptions or security breaches that could damage our reputation and harm our business and operating results.    We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

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

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, acquisitions or strategic alliances by us, our competitors, or in the research and professional services industries generally, may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

We May Realize Losses on Our Investments or Be Unable to Liquidate These Investments at Desired Times and in Desired Amounts.    At December 31, 2011, we had approximately $9.6 million of long-term marketable investments in municipal notes with an auction reset feature. In February 2008, auctions had begun to fail for these securities and have continued to fail, which means that the parties wishing to sell securities in the normal auction process could not. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

In August 2011, we moved into a new corporate headquarters building, comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London and Paris. In 2011, we entered into a new lease for approximately 15,600 square feet in San Francisco, with a 63-month term that commenced April 1, 2011. Our New York lease is for approximately

15,200 square feet, with an initial term of ten years until December 31, 2020. The London lease is for approximately 17,800 square feet, with a term of eleven years until September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR.” In December 2010 we paid a one-time special cash dividend of $3.00 per share to holders of shares of our common stock. We did not declare or pay any dividends during the fiscal year ended December 31, 2011. In February 2012 our Board of Directors declared a quarterly dividend of $0.14 per share payable on March 21, 2012 to shareholders of record as of March 7, 2012. We intend to begin paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 6, 2012 there were approximately 41 stockholders of record of our common stock. On March 6, 2012 the closing price of our common stock was $32.00 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2011 and December 31, 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$38.75	$28.72	$32.17	$23.65
Second Quarter	$40.00	$32.68	$33.21	$29.10
Third Quarter	$34.40	$29.15	$34.20	$28.63
Fourth Quarter	$39.77	$30.75	$36.31	$31.82

Through 2011, our Board of Directors authorized an aggregate $260.0 million to purchase common stock under our stock repurchase program (first announced in 2002), including $60.0 million authorized in 2010. During the quarter ended December 31, 2011 we did not purchase any shares of our common stock under the stock repurchase program. As of December 31, 2011 we had repurchased approximately 8.2 million shares of common stock at an aggregate cost of $181.0 million.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2006 through December 31, 2011 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$191,648	$168,508	$157,726	$155,339	$131,163
Advisory services and other	91,968	82,218	75,626	85,536	80,893

Total revenue	283,616	250,726	233,352	240,875	212,056
Operating income	36,997	30,750	32,420	37,964	22,651
Other income and gains (losses) on investments, net	1,648	3,550	1,315	6,846	7,353
Net income	$23,010	$20,507	$18,866	$29,215	$18,943
Basic income per common share	$1.02	$0.91	$0.83	$1.27	$0.82
Diluted income per common share	$0.99	$0.89	$0.82	$1.24	$0.80
Basic weighted average shares outstanding	22,666	22,478	22,645	23,062	23,074
Diluted weighted average shares outstanding	23,164	23,063	22,884	23,585	23,729

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$227,603	$216,034	$259,792	$259,929	$248,974
Working capital	158,098	146,140	190,667	166,001	209,527
Total assets	487,578	450,477	470,196	454,951	426,357
Deferred revenue	147,887	131,521	117,888	113,844	111,418
Total liabilities	196,843	178,570	158,251	151,454	151,341
Cash dividends declared	—	68,414	—	—	—

The following items impact the comparability of our consolidated data:

•	Cash dividends declared in 2010 represent a special dividend of $3.00 per common share declared and paid in the fourth quarter of 2010.

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

•

Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2011.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2011	2010
Deferred revenue	$147.9	$131.5	$16.4	12%
Agreement value	$221.1	$202.7	$18.4	9%
Client retention	80%	80%	—	—
Dollar retention	90%	91%	(1)	(1%)
Enrichment	101%	104%	(3)	(3%)
Number of clients	2,683	2,575	108	4%

	As of December 31,		Absolute Increase	Percentage Increase
	2010	2009	(Decrease)	(Decrease)
Deferred revenue	$131.5	$117.9	$13.6	12%
Agreement value	$202.7	$194.8	$7.9	4%
Client retention	80%	74%	6	8%
Dollar retention	91%	86%	5	6%
Enrichment	104%	96%	8	8%
Number of clients	2,575	2,519	56	2%

Deferred revenue and agreement value have increased consistently on an annual basis during 2010 and 2011 due to increased demand for our products and services as the economy has improved during those periods and as we have increased the number of sales personnel during both 2010 and 2011. The increase in agreement value during 2010 was partially offset by a change in the calculation to exclude agreement value in excess of the first year for multiple year contracts signed in 2009 and beyond, which reduced the growth rate in 2010 by approximately 6%.

Client retention, dollar retention, enrichment, and the number of clients have all increased from 2009 levels, which is consistent with an improved economic environment, and our retention metrics are near historic highs at December 31, 2011.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, income taxes, and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

Revenue Recognition. Effective January 1, 2011 we adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable. The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

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

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. In addition, for our performance-vested restricted stock units, we make estimates of the performance outcome at each period end in order to estimate the actual number of shares that will be earned. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate or performance outcomes are materially different from our estimates, or if our estimates of forfeitures or performance outcomes are modified in a future period, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period. For example, during 2011 we modified our estimates of the performance outcome for RSUs issued during 2009 and 2010 that resulted in a credit of $0.9 million being recorded in 2011 related to expense recognized in prior periods related to these RSUs.

•

Non-Marketable Investments. We hold minority interests in technology-related investment funds with a book value of $7.9 million at December 31, 2011. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2011, we had $81.9 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2011 and concluded that the fair values of each of our reporting units substantially exceeded their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives consist of acquired customer relationships, technology, research content, and trademarks, and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated and amortized over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

As of December 31, 2011, we held municipal bonds with a fair value of $9.6 million ($11.0 million at par value) with an auction reset feature (“auction rate securities” or “ARS”). The fair value of the ARS was determined by utilizing a discounted cash flow approach, which is considered a Level 3 valuation. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2011, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to record additional losses for these securities. We classified these ARS as available-for-sale securities and determined that the losses were not considered other-than-temporary and were not due to credit losses. Accordingly, changes in the market value of the ARS have been recorded in other comprehensive loss in the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010. If market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive loss or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

At December 31, 2011, we held $138.0 million of marketable investments that were valued using Level 2 inputs. Level 2 investments are initially valued at the transaction price and subsequently valued, at the end of each reporting period, by our investment managers utilizing third party pricing services, which consists of one price per instrument. We do not obtain pricing or quotes from brokers directly and historically we have not adjusted prices obtained from our investment managers for our non-ARS portfolio. We verify the pricing information obtained from our investment managers by obtaining an understanding of the pricing methodology and inputs utilized by the pricing services to value our particular investments, as well as an understanding of the controls and procedures utilized by our investment managers to both ensure the accurate recording and to validate the pricing of our investments obtained from the pricing services on an annual basis.

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

Results of Operations for the years ended December 31, 2011, 2010 and 2009

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2011	2010	2009
Revenues:
Research services	67.6%	67.2%	67.6%
Advisory services and other	32.4	32.8	32.4

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	36.5	37.5	37.6
Selling and marketing	35.8	33.8	31.1
General and administrative	11.8	13.6	12.2
Depreciation	1.9	1.4	1.9
Amortization of intangible assets	0.9	1.4	1.0
Reorganization costs	0.1	—	2.3

Income from operations	13.0	12.3	13.9
Other income, net	0.2	0.5	1.0
Gains (losses) on investments, net	0.4	0.9	(0.4)

Income before income taxes	13.6	13.7	14.5
Income tax provision	5.5	5.5	6.4

Net income	8.1%	8.2%	8.1%

2011 compared to 2010

Revenues

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$283.6	$250.7	$32.9	13%
Revenues from research services	$191.6	$168.5	$23.1	14%
Revenues from advisory services and other	$92.0	$82.2	$9.8	12%
Revenues attributable to customers outside of the U.S.	$85.2	$70.7	$14.5	21%
Percentage of revenue attributable to customers outside of the U.S.	30%	28%	2	7%
Number of clients (at end of period)	2,683	2,575	108	4%
Number of events	15	14	1	7%

The increase in total revenues in 2011 is principally the result of increased demand for our products and services and the acquisition of Springboard Research in May 2011, which accounted for approximately 1% of revenue growth. The effects of foreign exchange resulted in an approximate 1% increase in total revenues during 2011. Revenue growth in 2011 was driven by a 20% increase in the marketing and strategy client group, a 14% increase in the technology industry client group (approximately 2% due to Springboard Research), and a 7% increase in the business technology client group. Overall revenue growth was due in part to the growth in the economy and an increase in the number of sales personnel in 2011. Revenue growth outside of the U.S. outpaced the growth in the U.S., due in part to faster growth in the Asia Pacific region. Including the effect of foreign exchange, revenue earned outside of the U.S. increased by 2% as a percent of total revenues in 2011. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the table above.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$103.6	$94.1	$9.5	10%
Cost of services and fulfillment as a percentage of total revenues	36.5%	37.5%	(1.0)	(3%)
Number of research and fulfillment employees (at end of period)	543	474	69	15%

The increase in cost of services and fulfillment in dollars during 2011 is primarily the result of increased compensation and benefits principally due to an increase in research and fulfillment employees, increased facility costs, and increased travel and entertainment expense due in part to an all-employee meeting in the first quarter of 2011. These increases were partially offset by a reduction of approximately $3.9 million of incentive compensation earned with respect to the third and fourth quarters of 2011. Facility costs recorded in costs of services and fulfillment increased approximately $2.9 million during 2011 primarily due to us incurring lease costs for both our new corporate headquarters and our previous headquarters in Cambridge, Massachusetts and also due to a higher level of costs for our new corporate headquarters. We recognized approximately eight months of lease costs in 2011 for our new headquarters during the construction period as we had access to the facility for construction purposes prior to our occupancy at the end of August 2011. Our lease at our prior headquarters expired on September 30, 2011. The decrease in cost of services and fulfillment as a percentage of total revenues during 2011 compared to the prior year is primarily due to the reduction in the amount of incentive bonus earned with respect to the current year.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$101.5	$84.7	$16.8	20%
Selling and marketing expenses as a percentage of total revenues	35.8%	33.8%	2.0	6%
Selling and marketing employees (at end of period)	487	430	57	13%

The increase in selling and marketing expenses in dollars and as a percentage of total revenues during 2011 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions. Increased sales of our syndicated research services products are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion. The increase is also attributable to increased travel and entertainment expense and increased facility costs. Facility costs recorded in selling and marketing increased approximately $2.1 million during 2011 primarily due to us incurring duplicate lease costs as described above under “cost of services and fulfillment”. In the first quarter of 2012, we realigned our sales force to simplify the selling process to our customers and to increase the productivity of our sales organization. The realignment resulted in the elimination of approximately 11 sales and marketing positions in the first quarter of 2012.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$33.3	$34.0	$(0.7)	(2%)
General and administrative expenses as a percentage of total revenues	11.8%	13.6%	(1.8)	(13%)
General and administrative employees (at end of period)	178	174	4	2%

The decrease in general and administrative expense in dollars and as percent of total revenue during 2011 is primarily due a reduction of approximately $1.6 million of incentive compensation earned with respect to the third and fourth quarters of 2011, the capitalization of approximately $1.6 million of internal information technology salary costs in 2011 for the build of our new client-facing website that was launched in 2012, and a decrease of approximately $0.6 million in stock compensation expense. These decreases were partially offset by an increase in facility costs, an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees and salary increases during 2011, and acquisition and integration costs for Springboard Research of approximately $0.7 million. Facility costs recorded in general and administrative expense increased approximately $0.8 million during 2011 primarily due to us incurring duplicate lease costs as described above under “cost of services and fulfillment”.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$5.4	$3.6	$1.8	48%
Depreciation expense as a percentage of total revenues	1.9%	1.4%	0.5	36%

The increase in depreciation expense during 2011 is primarily due to the initiation of depreciation for our new corporate headquarters in August 2011. We expect depreciation expense in future periods to increase from the current period level due to our new corporate headquarters and the launch of our website and other customer facing technologies in 2012.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$2.6	$3.6	$(1.0)	(29%)
Amortization expense as a percentage of total revenues	0.9%	1.4%	(0.5)	(36%)

The decrease in amortization expense during 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011, partially offset by an increase in amortization from the acquisition of Springboard Research in May 2011.

Reorganization Costs

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$0.4	$—	$0.4	N/A
Reorganization costs as a percentage of total revenues	0.1%	—	0.1	N/A

In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers and to increase the productivity of our sales force. The reorganization costs incurred in 2011 consist of severance and related benefits for three employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. We expect to incur approximately $1.3 million to $1.5 million of additional costs in the first half of 2012 for severance and related costs for the termination of approximately 17 additional employees related to the sales realignment and other related cost reduction initiatives.

Other Income, Net

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Other income, net (dollars in millions)	$0.6	$1.2	$(0.6)	(50%)
Other income, net as a percentage of total revenues	0.2%	0.5%	(0.3)	(60%)

The decrease in other income, net during 2011 is primarily due to lower interest income from lower returns on our investments.

Gains (Losses) on Investments, Net

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$1.0	$2.3	$(1.3)	(56%)
Gains (losses) on investments, net as a percentage of total revenues	0.4%	0.9%	(0.5)	(56%)

Gains (losses) on investments primarily represent our share of equity method investment gains and losses from our technology-related investment funds. The decrease in gains during 2011 is primarily due to a smaller increase in the valuations of certain assets within the funds in 2011 as compared to 2010.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$15.6	$13.8	$1.8	13%
Effective tax rate	40.5%	40.2%	0.3	1%

The effective tax rate has remained relatively consistent from 2010 to 2011.

2010 compared to 2009

Revenues

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$250.7	$233.4	$17.3	7%
Revenues from research services	$168.5	$157.7	$10.8	7%
Revenues from advisory services and other	$82.2	$75.6	$6.6	9%
Revenues attributable to customers outside of the U.S.	$70.7	$69.3	$1.4	2%
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7%)
Number of clients (at end of period)	2,575	2,519	56	2%
Number of events	14	14	—	—

The increase in total revenues in 2010 is principally the result of increased demand for our products and services and the acquisition of Strategic Oxygen in December 2009, which accounted for approximately 1.9% of revenue growth. The effects of foreign exchange resulted in an approximate 1% decrease in total revenues during 2010. Revenue growth in 2010 was driven by a 12% increase in the technology industry client group (approximately 6.7% due to Strategic Oxygen), a 12% increase in the marketing and strategy client group and a 16% increase for events. Revenue in the business technology client group was essentially flat for the year. Overall revenue growth was due in part to the improvement in the economy and an increase in the number of sales personnel in 2010. Revenue growth in the U.S. outpaced the growth in Europe, due in part to a stronger economy in the U.S. relative to Europe, resulting in a decrease of 2% in the percentage of revenue earned outside of the U.S. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the table above.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$94.1	$87.9	$6.2	7%
Cost of services and fulfillment as a percentage of total revenues	37.5%	37.6%	(0.1)	—
Number of research and fulfillment employees (at end of period)	474	435	39	9%

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

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$84.7	$72.5	$12.2	17%
Selling and marketing expenses as a percentage of total revenues	33.8%	31.1%	2.7	9%
Selling and marketing employees (at end of period)	430	364	66	18%

The increase in selling and marketing expenses in dollars and as a percentage of total revenues during 2010 is primarily due to an increase in compensation and benefit costs resulting from an increase in the number of selling and marketing employees and an increase in sales commissions and bonuses. The increase is also attributable to increased travel-related costs. Increased sales of our syndicated research services products are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$34.0	$28.5	$5.5	19%
General and administrative expenses as a percentage of total revenues	13.6%	12.2%	1.4	11%
General and administrative employees (at end of period)	174	148	26	18%

The increase in general and administrative expenses in dollars and as a percentage of total revenues during 2010 is primarily due to an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees to support our growth plan, and to an increase in bonuses. The increase is also attributable to increased investments in customer facing technology.

Depreciation

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$3.6	$4.4	$(0.8)	(17%)
Depreciation expense as a percentage of total revenues	1.4%	1.9%	(0.5)	(26%)

The decrease in depreciation expense during 2010 is primarily due to lower amortization of leasehold improvements due to facility consolidations in 2009.

Amortization of Intangible Assets

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$3.6	$2.3	$1.3	58%
Amortization expense as a percentage of total revenues	1.4%	1.0%	0.4	40%

The increase in amortization expense during 2010 is primarily due to the amortization of intangible assets from the acquisition of Strategic Oxygen in December 2009.

Reorganization Costs

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$—	$5.4	$(5.4)	(100%)
Reorganization costs as a percentage of total revenues	—	2.3%	(2.3)	(100%)

Reorganization costs in 2009 consist of $3.1 million incurred in the first quarter of 2009 primarily for severance and related benefit costs in connection with the termination of approximately 50 positions and approximately $2.3 million incurred in the fourth quarter of 2009 for costs related to facility consolidations primarily in Cambridge, Massachusetts.

Other Income, Net

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Other income, net (dollars in millions)	$1.2	$2.3	$(1.1)	(46%)
Other income, net as a percentage of total revenues	0.5%	1.0%	(0.5)	(50%)

The decrease in other income, net during 2010 is primarily due to lower interest income resulting from lower returns on invested capital.

Gains (Losses) on Investments, Net

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Gains (losses) on investments, net (dollars in millions)	$2.3	$(1.0)	$3.3	334%
Gains (losses) on investments, net as a percentage of total revenues	0.9%	(0.4%)	1.3	325%

Gains (losses) on investments primarily represent our share of equity method investment gains and losses from our technology-related investment funds. The increase in gains during 2010 is primarily due to increased valuations of certain assets within the funds in 2010 as compared to net decreases in valuations during 2009.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$13.8	$14.9	$(1.1)	(7%)
Effective tax rate	40.2%	44.0%	(3.8)	(9%)

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

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during 2011, are annually renewable and are generally payable in advance. We generated cash from operating activities of $55.4 million, $38.7 million and $43.1 million during 2011, 2010 and 2009, respectively. The increase in cash provided from operations in 2011 compared to 2010 is primarily attributable to both a reduction in the amount of income taxes paid during 2011 of $10.7 million, primarily due to a deferral of payments, and to an increase in net income of $2.5 million. The decrease in cash provided from operations in 2010 compared to 2009 is primarily attributable a lower amount of cash generated from working capital in 2010 of $1.9 million compared to $5.4 million in 2009.

During 2011 we used $53.0 million of cash from investing activities, consisting primarily of $20.8 million of net purchases of marketable investments, $39.8 million of purchases of property and equipment and $7.5 million for acquisitions. The property and equipment purchases were partially funded by $14.5 million of restricted cash that had been placed in escrow in 2009 for such purchases. Property and equipment purchases during 2011 consisted primarily of leasehold improvements for new facilities and also included purchases of software and computer equipment. During 2010, we generated $15.6 million of cash from investing activities, consisting primarily of $28.9 million of proceeds from net sales and maturities of marketable investments, which was partially offset by $13.4 million of property and equipment purchases. Property and equipment purchases in 2010 primarily consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. We expect property and equipment purchases to be in a range of $5.0 million to $8.0 million in 2012.

We used $6.3 million of cash from financing activities during 2011 resulting from $18.4 million of purchases of our common stock, partially offset by $11.6 million of proceeds from exercises of stock options and our employee stock purchase plan. As of December 31, 2011, we had $79.0 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during 2012, as market conditions warrant. During 2010, we used $61.8 million of cash in financing activities as we paid a special cash dividend in December 2010 of $68.4 million, which represented a payment of $3.00 per share to our common stockholders. Also in 2010, we used $21.3 million for purchases of our common stock and received $27.9 million from proceeds and related tax benefits from exercises of stock options and our employee stock purchase plan. In February 2012 our Board of Directors declared a quarterly cash dividend of $0.14 per share payable on March 21, 2012. We intend to begin paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of December 31, 2011, we held $9.6 million ($11.0 million at par value) of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail throughout 2011. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity with our ARS investments will affect our ability to execute our current business plan.

As of December 31, 2011, we had cash and cash equivalents of $81.0 million and marketable investments of $146.6 million. Cash balances held at our foreign subsidiaries were $31.4 million at December 31, 2011, of which $1.4 million represents undistributed earnings that are deemed to be indefinitely reinvested. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2011, we had future contractual obligations as follows:

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Operating leases	$115,338	$9,554	$9,511	$9,139	$8,954	$7,442	$70,738

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

At December 31, 2011, we held approximately $9.6 million ($11.0 million at par value) of municipal notes with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions for these securities began to fail and continued to fail throughout 2011. These ARS may not be accessible for in excess of twelve months because of continued failed auctions and have been classified in the Consolidated Balance Sheets as long-term marketable securities as of December 31, 2011. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We valued the ARS using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS, based on data available at December 31, 2011. The assumptions used in valuing these ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of these ARS.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date. ARS are shown based upon their contractual maturity dates between 2024 and 2034.

Principal amounts by maturity dates in U.S. dollars (dollars in thousands):

	Years Ended December 31,
	2012	2013	2014	Thereafter
State and municipal agency obligations	$5,664	$1,055	$2,763	$9,565
Federal agency and corporate obligations	57,982	54,665	14,862	—

Total investments	$63,646	$55,720	$17,625	$9,565
Weighted average interest rates	0.77%	0.67%	0.83%	0.28%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2011, 2010 and 2009, we incurred foreign currency exchange losses of $1.3 million, $1.4 million and $1.1 million, respectively. Historically, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2011 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 9, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Forrester Research, Inc.

Cambridge, MA

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Forrester Research, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Forrester Research, Inc.’s operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO USA, LLP

BDO USA, LLP (formerly known as BDO Seidman, LLP)

Boston, Massachusetts

March 12, 2010 (except with respect to Note 11, as to which the date is March 11, 2011)

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$81,047	$86,927
Marketable investments (Note 4)	136,991	119,990
Accounts receivable, net (Note 12)	81,378	73,574
Deferred commissions	12,010	12,598
Prepaid expenses and other current assets	25,935	24,701

Total current assets	337,361	317,790
Long-term marketable investments (Note 4)	9,565	9,117
Restricted cash (Note 12 )	—	11,609
Property and equipment, net (Note 12)	50,448	19,838
Goodwill (Note 3)	71,543	67,958
Intangible assets, net (Note 3)	10,317	8,487
Other assets	8,344	15,678

Total assets	$487,578	$450,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,223	$3,644
Accrued expenses and other current liabilities (Note 12)	30,153	36,485
Deferred revenue	147,887	131,521

Total current liabilities	179,263	171,650
Non-current liabilities (Note 12)	17,580	6,920

Total liabilities	196,843	178,570

Commitments (Note 7)
Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 30,962 and 30,500 in 2011 and 2010, respectively
Outstanding — 22,747 and 22,812 in 2011 and 2010, respectively	310	305
Additional paid-in capital	373,591	358,017
Retained earnings	104,662	81,652
Treasury stock — 8,215 and 7,688 in 2011 and 2010, respectively, at cost	(181,000)	(162,595)
Accumulated other comprehensive loss	(6,828)	(5,472)

Total stockholders’ equity	290,735	271,907

Total liabilities and stockholders’ equity	$487,578	$450,477

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Research services	$191,648	$168,508	$157,726
Advisory services and other	91,968	82,218	75,626

Total revenues	283,616	250,726	233,352

Operating expenses:
Cost of services and fulfillment	103,571	94,105	87,873
Selling and marketing	101,468	84,663	72,487
General and administrative	33,284	33,960	28,461
Depreciation	5,359	3,628	4,380
Amortization of intangible assets	2,562	3,620	2,290
Reorganization costs	375	—	5,441

Total operating expenses	246,619	219,976	200,932

Income from operations	36,997	30,750	32,420
Other income, net	630	1,249	2,297
Gains (losses) on investments, net	1,018	2,301	(982)

Income before income taxes	38,645	34,300	33,735
Income tax provision	15,635	13,793	14,869

Net income	$23,010	$20,507	$18,866

Basic income per common share	$1.02	$0.91	$0.83

Diluted income per common share	$0.99	$0.89	$0.82

Basic weighted average common shares outstanding	22,666	22,478	22,645

Diluted weighted average common shares outstanding	23,164	23,063	22,884

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$.01 Par Value			Number of Shares	Cost
					(In thousands)
Balance, December 31, 2008	29,146	$291	$315,149	$110,693	6,101	$(120,851)	$(1,785)	$303,497
Issuance of common stock under stock plans, including tax benefit	216	3	4,013	—	—	—	—	4,016
Stock-based compensation expense	—	—	6,045	—	—	—	—	6,045
Purchase of common stock	—	—	—	—	927	(20,399)	—	(20,399)
Net income	—	—	—	18,866	—	—	—	18,866	$18,866
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(440)	(440)	(440)
Cumulative translation adjustment	—	—	—	—	—	—	360	360	360

Total comprehensive income									$18,786

Balance, December 31, 2009	29,362	294	325,207	129,559	7,028	(141,250)	(1,865)	311,945
Issuance of common stock under stock plans, including tax benefit	1,138	11	27,733	—	—	—	—	27,744
Stock-based compensation expense	—	—	4,874	—	—	—	—	4,874
Purchase of common stock	—	—	—	—	660	(21,345)	—	(21,345)
Dividend paid on common shares	—	—	—	(68,414)	—	—	—	(68,414)
Capital contributed by seller of acquired business (Note 2)	—	—	203	—	—	—	—	203
Net income	—	—	—	20,507	—	—	—	20,507	$20,507
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(925)	(925)	(925)
Cumulative translation adjustment	—	—	—	—	—	—	(2,682)	(2,682)	(2,682)

Total comprehensive income									$16,900

Balance, December 31, 2010	30,500	305	358,017	81,652	7,688	(162,595)	(5,472)	271,907
Issuance of common stock under stock plans, including tax benefit	462	5	11,932	—	—	—	—	11,937
Stock-based compensation expense	—	—	3,642	—	—	—	—	3,642
Purchase of common stock	—	—	—	—	527	(18,405)	—	(18,405)
Net income	—	—	—	23,010	—	—	—	23,010	$23,010
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(21)	(21)	(21)
Cumulative translation adjustment	—	—	—	—	—	—	(1,335)	(1,335)	(1,335)

Total comprehensive income									$21,654

Balance, December 31, 2011	30,962	$310	$373,591	$104,662	8,215	$(181,000)	$(6,828)	$290,735

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$23,010	$20,507	$18,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	5,359	3,671	5,278
Amortization of intangible assets	2,562	3,620	2,290
Net (gains) losses from investments	(1,018)	(2,301)	982
Deferred income taxes	15,137	2,356	1,943
Stock-based compensation	3,642	4,874	6,111
Amortization of premium on investments	3,321	2,587	1,167
Foreign currency losses	1,290	1,374	1,107
Other non-cash items	—	55	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(7,594)	(7,467)	(2,090)
Deferred commissions	589	(2,968)	119
Prepaid expenses and other current assets	(7,805)	(8,220)	7,092
Accounts payable	(1,898)	1,422	(2,342)
Accrued expenses and other liabilities	2,485	3,975	(69)
Deferred revenue	16,364	15,172	2,645

Net cash provided by operating activities	55,444	38,657	43,099

Cash flows from investing activities:
Acquisitions	(7,531)	(1,660)	(5,592)
Purchases of property and equipment	(39,776)	(13,426)	(4,284)
Purchases of marketable investments	(113,909)	(116,280)	(645,312)
Proceeds from sales and maturities of marketable investments	93,090	145,195	611,859
Change in restricted cash	14,542	1,282	(16,770)
Other investing activity	548	491	558

Net cash provided by (used in) investing activities	(53,036)	15,602	(59,541)

Cash flows from financing activities:
Dividend paid on common stock	—	(68,414)	—
Proceeds from issuance of common stock under employee equity incentive plans and employee stock purchase plan	11,554	25,971	4,282
Excess tax benefits from stock-based compensation	525	1,949	—
Repurchases of common stock	(18,405)	(21,345)	(20,399)

Net cash used in financing activities	(6,326)	(61,839)	(16,117)

Effect of exchange rate changes on cash and cash equivalents	(1,962)	(3,298)	886

Net decrease in cash and cash equivalents	(5,880)	(10,878)	(31,673)
Cash and cash equivalents, beginning of year	86,927	97,805	129,478

Cash and cash equivalents, end of year	$81,047	$86,927	$97,805

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,929	$16,583	$10,945

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011

(1)	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or “the Company”) is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to specific roles, including senior management in business strategy, marketing, and information technology principally at $1 billion-plus revenue companies who collaborate with Forrester to accelerate achievement of their business goals. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, income taxes, and valuation and impairment of marketable investments. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Reclassifications

Certain line items on the Consolidated Balance Sheets have been combined to conform to the current period presentation.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments are composed of securities of U.S. government agencies, municipal notes some of which contain an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2011, 2010 and 2009, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2011, 2010 and 2009.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. Non-current deferred rent liability at December 31, 2011 and 2010 was $6.7 million and $0.5 million, respectively, and primarily results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases. The portion of the deferred rent corresponding to rent payments that will be paid within twelve months of the balance sheet date is classified as a current liability.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currencies. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2011, 2010 and 2009, Forrester recorded $1.3 million, $1.4 million and $1.1 million of foreign exchange losses, respectively, in other income, net. In addition, Forrester’s German holding companies, for which the functional currency is the U.S. dollar, recognized $0.1 million, $0.4 million and $(0.6) million of remeasurement gains (losses) on its deferred tax liability in income tax expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Net unrealized loss on marketable investments, net of taxes	$(1,021)	$(1,000)
Cumulative translation adjustment	(5,807)	(4,472)

Total accumulated other comprehensive loss	$(6,828)	$(5,472)

The components of comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income	$23,010	$20,507	$18,866
Cumulative translation adjustment	(1,335)	(2,682)	360
Change in unrealized loss on marketable investments, net of taxes of $49, $570 and $275, respectively	(21)	(925)	(440)

Total comprehensive income	$21,654	$16,900	$18,786

Revenue Recognition

Effective January 1, 2011 the Company adopted Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) for contracts entered into or materially modified after that date. ASU 2009-13 updates the previous multiple-element revenue

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Teleconferences, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011 are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period, based on the new guidance that permits alternative methods of determining selling price as it relates to the components that we do not sell on a standalone basis, such as research services in this case. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Clients are offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for stock-based awards are classified as financing cash flows. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest. In addition, for performance-vested restricted stock units, the Company makes estimates of the performance outcome at each period end in order to estimate the actual number of shares that will be earned. The actual expense recognized over the vesting period will only be for those awards that vest. Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of services and fulfillment	$1,644	$2,094	$2,961
Selling and marketing	751	943	1,123
General and administrative	1,247	1,837	2,027

Total	$3,642	$4,874	$6,111

The options granted under the equity incentive plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2011		2010		2009
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.25%	0.13%	1.93%	0.17%	1.85%	0.29%
Expected dividend yield	None	None	None	None	None	None
Expected life	3.5 Years	0.5 Years	3.6 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	28%	40%	25%	44%	44%
Weighted average fair value	$10.47	$7.55	$9.67	$6.38	$8.38	$6.81

The dividend yield of zero is based on the fact that Forrester had never paid cash dividends until the board of directors approved a special dividend of $3.00 per common share in the fourth quarter of 2010. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2011 was $5.2 million, with a weighted average remaining recognition period of 1.5 years.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

Estimated Useful Life
Computers and office equipment	3 to 5 Years
Computer software	3 Years
Furniture and fixtures	7 Years
Building equipment	10 years
Leasehold improvements	Shorter of asset life or lease term

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over the respective lives as follows:

Estimated Useful Life
Customer relationships	5 to 11 Years
Research content	1 to 2 Years
Registered trademarks	1 Year
Technology	7 Years
Backlog	1 Year

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Basic weighted average common shares outstanding	22,666	22,478	22,645
Weighted average common equivalent shares	498	585	239

Diluted weighted average common shares outstanding	23,164	23,063	22,884

For the years ended December 31, 2011, 2010 and 2009, options to purchase approximately 0.3 million, 0.4 million and 2.0 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. This guidance will be effective for the Company for reporting periods beginning after December 15, 2011. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.

(2)	Acquisitions

Springboard Research

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims and specified contingencies. Of the $2.3 million Holdback, up to $0.4 million can be

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained by the Company if certain key employees do not remain with the Company through May 12, 2012. In addition, up to $0.5 million of the Holdback could have been retained by the Company if a certain Springboard facility lease had not been extended through September 15, 2012. As of December 31, 2011, $0.5 million of the Holdback had been paid by the Company and $0.9 million and $0.9 million of the Holdback are recorded in accrued expenses and non-current liabilities, respectively, in the Consolidated Balance Sheets. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Assigned Value	Useful Life (in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Strategic Oxygen

On December 1, 2009, Forrester acquired the Strategic Oxygen business to further support the Company’s role-based strategy. The total purchase price was approximately $7.3 million, of which approximately $4.6 million was paid on the acquisition date, $0.5 million was paid in 2010 and $0.4 million was paid in June 2011. The remaining purchase price of $1.8 million represented contingent purchase price valued as of December 1, 2009, which was subject to adjustment based on the achievement of certain financial metrics related to the acquired business. Of the $1.8 million contingent purchase price, $0.2 million was paid in December 2009

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1.2 million was paid in February 2010 as full consideration. The Company recorded a credit of approximately $0.5 million within general and administrative expense during 2010 as a result of a reduction in the estimated amount of contingent purchase price from December 31, 2009 to the final calculation date. The results of Strategic Oxygen, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since December 1, 2009 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

Forrester Middle East FZ-LLC

On January 22, 2009, Forrester acquired all of the outstanding share capital of Forrester Middle East FZ-LLC (FME), a Dubai, UAE based reseller of Forrester’s products that also offered consulting services to local customers, to expand the Company’s direct geographical presence in the area. The total purchase price was approximately $1.1 million of which approximately $0.6 million was paid on the acquisition date, $0.2 million was paid in 2009 and $0.3 million was contingent upon the acquired company meeting certain financial metrics, which were not met and accordingly the final $0.3 million was not required to be paid by Forrester. The Company recorded a credit of $0.3 million within general and administrative expense during 2009 as a result of the reduction in the contingent purchase price. The results of FME’s operations, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since January 22, 2009, with the revenue included within the client group segment to which it relates. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

A summary of the purchase price allocation for Strategic Oxygen and FME is as follows (in thousands):

Assets:
Accounts receivable	$1,972
Prepaid expenses	33
Property and equipment	26
Goodwill	1,409
Intangible assets	7,261

Total assets	10,701

Liabilities:
Accounts payable	387
Accrued expenses	1,471
Deferred revenue	450

Total liabilities	2,308

Net assets acquired	$8,393

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Assigned Value	Useful Life (in years)
Customer relationships	$2,958	10
Technology	1,507	7
Research content	2,500	1
Trademarks and other	296	1

	$7,261

(3)	Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Business Technology Client Group (“BT”), Technology Industry Client Group (“TI”), Marketing and Strategy Client Group (“M&S”) and Events segments is as follows (in thousands):

	BT	TI	M&S	Events	Total
Balance, December 31, 2009	$22,324	$24,782	$19,292	$1,916	$68,314
Translation adjustments	(116)	(129)	(101)	(10)	(356)

Balance, December 31, 2010	22,208	24,653	19,191	1,906	67,958
Acquisition	—	3,695	—	—	3,695
Translation adjustments	(36)	(40)	(31)	(3)	(110)

Balance, December 31, 2011	$22,172	$28,308	$19,160	$1,903	$71,543

As of December 31, 2011, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$33,379	$24,925	$8,454
Research content	6,929	6,209	720
Technology	1,507	442	1,065
Trademarks	876	876	—
Other	328	250	78

Total	$43,019	$32,702	$10,317

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$30,478	$23,670	$6,808
Research content	6,060	5,727	333
Technology	1,507	229	1,278
Trademarks	876	876	—
Other	223	155	68

Total	$39,144	$30,657	$8,487

Amortization expense related to intangible assets was approximately $2.6 million, $3.6 million and $2.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2012	$2,284
Year ending December 31, 2013	1,558
Year ending December 31, 2014	1,463
Year ending December 31, 2015	1,383
Year ending December 31, 2016	1,287
Thereafter	2,342

Total	$10,317

(4)	Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2011
Available-for-sale securities
State and municipal obligations	$9,485	$9	$(12)	$9,482
Federal agency and corporate obligations	127,717	127	(335)	127,509

Total short-term available-for-sale securities	137,202	136	(347)	136,991
ARS, long-term	11,000	—	(1,435)	9,565

Total available-for-sale securities	$148,202	$136	$(1,782)	$146,556

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2010
Available-for-sale securities
State and municipal obligations	$12,011	$23	$(25)	$12,009
Federal agency and corporate obligations	107,669	483	(171)	107,981

Total short-term available-for-sale securities	119,680	506	(196)	119,990
ARS, long-term	11,000	—	(1,883)	9,117

Total available-for-sale securities	$130,680	$506	$(2,079)	$129,107

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2011. In February 2008, certain ARS that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued throughout 2011 and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2012	FY2013	FY2014	Thereafter	Total
Federal agency and corporate obligations	$57,982	$54,665	$14,862	$—	$127,509
State and municipal obligations	5,664	1,055	2,763	—	9,482
ARS	—	—	—	9,565	9,565

Total short and long-term	$63,646	$55,720	$17,625	$9,565	$146,556

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$2,763	$9	$1,107	$3
Federal agency and corporate obligations	68,962	313	2,043	22
ARS	—	—	9,565	1,435

Total	$71,725	$322	$12,715	$1,460

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$3,258	$25	$—	$—
Federal agency and corporate obligations	45,928	171	—	—
ARS	—	—	9,117	1,883

Total	$49,186	$196	$9,117	$1,883

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds ARS with a fair value of $9.6 million and a par value of $11.0 million at December 31, 2011. These ARS will continue to be held as available-for-sale and are classified as a long-term asset in the Consolidated Balance Sheet. The Company intends to retain its investment in these ARS until the earlier of an anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

Realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds were not significant for the years ended December 31, 2011, 2010 or 2009.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,786	$—	$—	$5,786
State and municipal obligations	—	9,482	—	9,482
Federal agency and corporate obligations (2)	—	128,509	—	128,509
ARS	—	—	9,565	9,565

Total	$5,786	$137,991	$9,565	$153,342

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$25,222	$—	$—	$25,222
State and municipal obligations	—	12,009	—	12,009
Federal agency and corporate obligations	—	107,981	—	107,981
ARS	—	—	9,117	9,117

Total	$25,222	$119,990	$9,117	$154,329

(1)	Included in cash and cash equivalents.
(2)	$1.0 million included in cash and cash equivalents.

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

Level 3 assets at December 31, 2011 and 2010 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2011, the Company held ARS with one investment advisor. The Company values the ARS using a discounted cash flow model that includes estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the securities, which is considered a Level 3 valuation. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.4 million at December 31, 2011 and $1.9 million at December 31, 2010. The Company believes that the loss is

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2011 and 2010 (in thousands):

	UBS
	Right	ARS
Balance at December 31, 2009	$2,100	$39,525
Sales	—	(31,675)
Total gains (losses):
Included in other comprehensive income	—	(833)
Included in earnings	(2,100)	2,100

Balance at December 31, 2010	$—	9,117

Sales		—
Total gains (losses):
Included in other comprehensive loss		448

Balance at December 31, 2011		$9,565

(5)	Non-Marketable Investments

At December 31, 2011 and 2010, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $7.9 million and $7.4 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $1.5 million and $1.7 million at December 31, 2011 and 2010, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and Forrester has an ownership interest in excess of 5% and, accordingly, Forrester records its share of the investee’s operating results each period. During the years ended December 31, 2011, 2010 and 2009, the Company recorded gains (losses) from its non-marketable investments of approximately $1.0 million, $2.3 million and $(1.0) million, respectively, which

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the years ended December 31, 2011, 2010 and 2009, gross distributions of $0.5 million, $0.5 million and $0.1 million, respectively, were received from the funds.

In June 2010, the Company extended the expiration date of a cash bonus plan, originally adopted in 2000, that would pay a bonus, after the return of invested capital from certain of the Company’s non-marketable investments, to certain key employees. To date, no bonuses have been paid under the plan and no amounts are accrued as of December 31, 2011 as payments under the plan were not considered probable. The plan will now automatically expire on June 30, 2013, subject to earlier expiration as provided in the plan in the event that prior to such date there are less than 10 participants in the plan or all of the Company’s invested capital (as defined in the plan) has been returned to the Company.

(6)	Income Taxes

Income from continuing operations before income tax provision for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Domestic	$35,371	$33,964	$33,094
Foreign	3,274	336	641

Total	$38,645	$34,300	$33,735

The components of the income tax provision for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$(1,083)	$8,722	$8,853
State	738	1,571	3,488
Foreign	843	1,144	585

Total current	498	11,437	12,926

Deferred:
Federal	13,485	2,301	1,774
State	1,186	1,025	(346)
Foreign	466	(970)	515

Total deferred	15,137	2,356	1,943

Income tax provision	$15,635	$13,793	$14,869

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	3.1	5.0	6.1
Non-deductible expenses	1.6	2.2	0.7
Tax-exempt interest income	(0.4)	(1.3)	(3.0)
Stock option compensation deduction	0.6	0.2	1.1
Change in valuation allowance	1.1	(3.4)	(0.6)
Exchange rate (gain) loss	(0.5)	(1.1)	1.8
Foreign tax rate differential	(1.0)	—	—
Other, net	1.0	3.6	3.0

Effective tax rate	40.5%	40.2%	44.1%

The components of deferred income taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Non-deductible reserves and accruals	$3,125	$5,087
Stock compensation	5,146	5,106
Depreciation and amortization	—	376
Net operating loss and other carryforwards	7,526	8,962

Gross deferred tax asset	15,797	19,531
Less — valuation allowance	(3,077)	(2,676)

Sub-total	12,720	16,855
Depreciation and amortization	(7,996)	—
Goodwill amortization	(5,518)	(5,528)
Other liabilities	(3,347)	—
Deferred commissions	(4,775)	(4,987)

Net deferred tax asset (liability)	$(8,916)	$6,340

Current net deferred tax assets and long-term net deferred tax assets were $0 and $0.1 million as of December 31, 2011 and $4.1 million and $7.8 million as of December 31, 2010, respectively, and are included in prepaid and other current assets and other assets, respectively, in the Consolidated Balance Sheets. Current net deferred tax liabilities and long-term net deferred tax liabilities were $0.4 million and $8.6 million as of December 31, 2011 and $0 and $5.5 million as of December 31, 2010, respectively, and are included in accrued expenses and other current liabilities and non-current liabilities, respectively, in the Consolidated Balance Sheets.

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

As of December 31, 2011 and 2010, the Company maintained a valuation allowance of approximately $3.1 million and $2.7 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and U.S. capital losses.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $12.8 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire on various dates from 2019 through 2028.

The Company also has foreign net operating loss carryforwards of approximately $31.6 million, which can be carried forward indefinitely. Approximately $5.8 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom. The Company has a German net operating loss against which it had provided a full valuation allowance in prior years. During 2010 the Company reconsidered its position and determined that the ability of the Company to benefit from the net operating loss did not meet the more likely than not standard. Accordingly, the deferred tax asset and corresponding valuation allowance for the German net operating loss have been removed from the components of deferred taxes with no effect to the Company’s overall tax provision.

As of December 31, 2011, the Company had U.S. federal and state capital loss carryforwards of $3.0 million, of which $1.0 million expires in 2012, $1.1 million expires in 2014, and $0.9 million expires in 2016.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Deferred tax valuation allowance at January 1	$2,676	$11,672	$10,922
Additions	508	440	1,532
Deductions	(85)	(9,405)	(1,261)
Translation adjustments	(22)	(31)	479

Deferred tax valuation allowance at December 31	$3,077	$2,676	$11,672

During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.5 million, $1.8 million and $(0.3) million, respectively, of net tax benefits (deficiencies) from tax deductions in excess of (or less than) book deductions resulting from employee stock option exercises. The net tax benefits (deficiencies) were recorded as an increase (decrease) to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million as of December 31, 2011. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Unrecognized tax benefits at January 1	$1,222	$919	$1,222
Additions for tax positions of prior years	107	410	—
Reductions for tax positions of prior years	—	—	(19)
Additions for tax positions of current year	17	77	—
Settlements	—	—	—
Lapse of statute of limitations	(77)	(184)	(284)

Unrecognized tax benefits at December 31	$1,269	$1,222	$919

As of December 31, 2011, the total amount of unrecognized tax benefits totaled approximately $1.3 million, all of which if recognized, would decrease our effective tax rate in a future period. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits related to intercompany activity will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $0 to $0.4 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material in the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 and 2010, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2005, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands and the United Kingdom.

(7)	Commitments

As of December 31, 2011, Forrester had future contractual obligations as follows for operating leases (in thousands):

2012	$9,554
2013	9,511
2014	9,139
2015	8,954
2016	7,442
Thereafter	70,738

Total minimum lease payments	$115,338

Aggregate rent expenses, net of sublease income, were approximately $15.3 million, $10.6 million and $10.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $260 million, including an additional $60 million approved in October 2010, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2011, Forrester had repurchased approximately 8.2 million shares of common stock at an aggregate cost of $181.0 million.

Dividends

The Company paid a special cash dividend in December 2010 of $68.4 million, which represented a payment of $3.00 per share to common stockholders. In February 2012 the Company’s Board of Directors declared a dividend of $0.14 per share payable on March 21, 2012 to shareholders of record as of March 7, 2012. The Company intends to begin paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

Equity Plans

Forrester maintains the following four equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors’, as amended (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors’ Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors Plan could be granted or issued.

The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 shares returned from the 1996 Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over two to four years and expire after 10 years and RSUs generally vest over three to four years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2011, approximately 2.7 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2011, approximately 0.3 million options remain outstanding and are fully vested under the 1996 Plan.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2006 Directors’ Plan provides for the issuance of options to purchase up to 450,000 shares of common stock. Under the 2006 Directors’ Plan, each non-employee director shall be awarded an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, prior to the 2010 annual stockholder meeting, each non-employee director was entitled to receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting, and commencing with the 2010 annual stockholders meeting, non-employee directors are entitled to receive an option to purchase 12,000 shares immediately following the meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan. As of December 31, 2011, approximately 0.1 million shares were available for future grant of awards under the 2006 Directors Plan.

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2011, approximately 0.1 million options remain outstanding and are fully vested under the 1996 Directors Plan.

Stock Options

Stock option activity for the year ended December 31, 2011 is presented below (in thousands, except per share data and contractual term):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,215	$26.00
Granted	372	34.44
Exercised	(354)	24.60
Forfeited	(103)	30.89

Outstanding at December 31, 2011	2,130	$27.46	6.47	$14,229

Exercisable at December 31, 2011	1,281	$25.21	5.11	$11,186

Vested and expected to vest at December 31, 2011	2,029	$27.24	6.36	$13,974

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4.1 million, $11.6 million and $0.7 million, respectively.

On April 2, 2007, the Company issued to its employees options to purchase 293,600 shares of common stock. These options were subject to performance criteria and would vest only if certain operating margin targets related to full year 2007 performance were achieved. The vesting of these options was over 24 or 36 months, or the options could be forfeited, depending on the actual operating margin achieved for 2007. During 2007, operating performance was expected to result in the options vesting over 36 months and expense was recognized assuming that vesting period. The actual operating margin for 2007 resulted in the options vesting over 36 months and the expense related to these options was recognized on a graded basis.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 1, 2008, the Company issued to its employees options to purchase 370,000 shares of common stock. These options were subject to performance criteria and would vest only if certain operating profit targets related to full year 2008 performance were achieved. The vesting of these options was over 24, 36 or 48 months, or the options could be forfeited, depending on the actual operating profit achieved for 2008. During 2008, operating performance was expected to result in the options vesting over 48 months and expense was recognized assuming that vesting period. The actual operating profit targets for 2008 resulted in accelerated vesting of the options over 24 months and the compensation expense associated with the accelerated vesting was recognized on a prospective basis through the remainder of the vesting period. The expense related to these options was recognized on a graded basis.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant.

In 2009, the Company issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance are achieved. Based on 2011 financial performance, 40% of the then outstanding RSUs will vest on April 1, 2012. Compensation expense in 2010 and 2009 was recognized based on an estimate of 100% vesting of the RSUs and in 2011 the Company modified it assessment of vesting to the 40% level.

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance are achieved. Compensation expense in 2010 was recognized based on an estimate of 100% vesting of the RSUs and in 2011 the Company modified its assessment of vesting to a zero percent level. In addition, Forrester issued approximately 42,000 RSUs during 2010 that generally vest equally over a four-year period.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense was not recognized in 2011 based on an estimate of zero percent vesting of the RSUs. In addition, Forrester issued approximately 48,000 RSUs during 2011 that generally vest equally over a four-year period.

RSU activity for the year ended December 31, 2011 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	192	$27.64
Granted	119	33.15
Vested or settled	(9)	29.86
Forfeited	(35)	28.40

Unvested at December 31, 2011	267	$29.93

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”), as amended and restated in 2009, provides for the issuance of up to 1.5 million shares of common stock and as of December 31, 2011 approximately 0.4 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester who have completed six months or more of continuous service in the employ of Forrester and whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive January 1 and July 1. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates. In October 2011, the Stock Purchase Plan was amended effective for purchase periods commencing in 2012 and beyond to provide for the following: 1) modification of the purchase periods such that beginning in 2012, purchase periods will commence on each successive March 1 and September 1, 2) institution of a one-year holding period for all shares purchased under the Stock Purchase Plan, and 3) elimination of the six-month continuous service period eligibility requirement. Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
June 30, 2011	51	$28.02
December 31, 2011	50	$28.08
June 30, 2010	45	$22.67
December 31, 2010	44	$26.44
June 30, 2009	43	$20.87
December 31, 2009	38	$21.46

(9)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $3.0 million, $2.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(10) Reorganization

2009 Reorganization

During the first quarter of 2009, the Company announced a reduction of its workforce by approximately 50 positions in response to conditions and demands of the market and a slower economy. Additionally, Forrester identified certain leased office space that was no longer required to support the ongoing business. As a result, Forrester recorded a reorganization charge of approximately $3.1 million in the three months ended March 31, 2009. Approximately 44% of the terminated employees were members of the sales force, while 38% and 18% held research and administrative roles, respectively. In addition, during the fourth quarter of 2009, Forrester

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred additional reorganization costs of $2.3 million related to facility consolidations primarily in Cambridge, Massachusetts. Of the $2.3 million fourth quarter 2009 charge, approximately $1.4 million related to future lease payments through September 2011 and $0.9 million related to the write-off of leasehold improvements.

2012 Reorganization

In the first quarter of 2012 the Company realigned its sales force to simplify the selling process to customers and to increase the productivity of the sales organization. The Company incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. The Company anticipates incurring an additional $1.3 million to $1.5 million of severance and related costs in 2012 related to the sales reorganization and other cost reduction initiatives.

The activity related to the 2009 and 2012 reorganizations during the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Workforce	Facility
	Reduction	Consolidation	Total
Accrual at December 31, 2009	$98	$1,587	$1,685
Cash payments	(98)	(1,141)	(1,239)

Accrual at December 31, 2010	—	446	446
Cash payments	—	(446)	(446)
Additions	375	—	375

Accrual at December 31, 2011	$375	$—	$375

(11)    Operating Segment and Enterprise Wide Reporting

Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The three client groups are: Business Technology (“BT”) (formerly Information Technology), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). All of the client groups generate revenues through sales of research and advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the “Events” segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and event tickets to Forrester events.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments (in thousands).

	BT	TI	M&S	Events	Consolidated
Year ended December 31, 2011
Revenue	$99,850	$84,984	$85,609	$13,173	$283,616
Direct margin	67,139	60,587	52,769	5,765	186,260
Selling, marketing, administrative and other expenses					(146,701)
Amortization of intangible assets					(2,562)

Income from operations					$36,997

	BT	TI	M&S	Events	Consolidated
Year ended December 31, 2010
Revenue	$93,414	$74,799	$71,313	$11,200	$250,726
Direct margin	64,854	54,859	43,264	4,753	167,730
Selling, marketing, administrative and other expenses					(133,360)
Amortization of intangible assets					(3,620)

Income from operations					$30,750

	BT	TI	M&S	Events	Consolidated
Year ended December 31, 2009
Revenue	$92,950	$66,848	$63,910	$9,644	$233,352
Direct margin	65,073	49,163	36,089	3,183	153,508
Selling, marketing, administrative and other expenses					(113,357)
Amortization of intangible assets					(2,290)
Reorganization costs					(5,441)

Income from operations					$32,420

Net long-lived tangible assets by location as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
United States	$46,928	$15,903
United Kingdom	2,997	3,423
Europe (excluding United Kingdom)	521	506
Other	2	6

	$50,448	$19,838

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
United States	$198,456	$180,065	$164,031
Europe (excluding United Kingdom)	37,205	31,188	31,011
United Kingdom	17,870	15,285	15,200
Canada	16,056	13,724	13,706
Other	14,029	10,464	9,404

	$283,616	$250,726	$233,352

	2011	2010	2009
United States	70%	72%	70%
Europe (excluding United Kingdom)	13%	12%	13%
United Kingdom	6%	6%	7%
Canada	6%	6%	6%
Other	5%	4%	4%

	100%	100%	100%

(12)    Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2011 and 2010 is recorded at cost less accumulated depreciation and consist of the following (in thousands):

	2011	2010
Computers and equipment	$19,965	$10,815
Computer software	19,685	13,433
Furniture and fixtures	8,566	4,763
Leasehold improvements	26,279	16,650

Total property and equipment	74,495	45,661
Less accumulated depreciation and amortization	24,047	25,823

	$50,448	$19,838

At December 31, 2011, the Company had $0.9 million in escrow for leasehold improvements which is classified within prepaid and other current assets on the Consolidated Balance Sheet. At December 31, 2010, the Company held $15.5 million in escrow for leasehold improvements of which $11.6 million is classified as long-term restricted cash and $3.9 million is classified within prepaid and other current assets on the Consolidated Balance Sheet.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Payroll and related benefits	$16,166	$21,150
Taxes	4,742	3,025
Other	9,245	12,310

	$30,153	$36,485

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-current Liabilities

Non-current liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Deferred tax liability	$8,646	$5,528
Deferred rent	6,671	488
Other	2,263	904

	$17,580	$6,920

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$407	$406	$485
Provision for doubtful accounts	233	212	490
Write-offs	(314)	(211)	(569)

Balance, end of year	$326	$407	$406

(13)    Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$65,742	$73,450	$69,774	$74,650
Income from operations	$4,198	$9,616	$9,749	$13,434
Net income	$2,911	$5,470	$5,732	$8,897
Basic income per common share	$0.13	$0.24	$0.25	$0.39
Diluted income per common share	$0.13	$0.24	$0.25	$0.38

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$59,180	$64,653	$59,777	$67,116
Income from operations	$7,738	$10,129	$5,813	$7,070
Net income	$5,772	$6,902	$3,704	$4,129
Basic income per common share	$0.26	$0.31	$0.16	$0.18
Diluted income per common share	$0.25	$0.30	$0.16	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting in the quarter ending December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2012

Name	Age	Position
George F. Colony	58	Chairman of the Board, Chief Executive Officer
Ellen Daley	45	Managing Director, Technology Industry Client Group
Michael A. Doyle	56	Chief Financial Officer and Treasurer
Elizabeth Lemons	55	Chief People Officer
Gail S. Mann, Esq.	60	Chief Legal Officer and Secretary
Gregory Nelson	39	Chief Sales Officer
Steven Peltzman	43	Chief Business Technology Officer
Thomas Pohlmann	45	Managing Director, Business Technology Client Group
Charles Rutstein	39	Chief Operating Officer
Dennis van Lingen	47	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception in July 1983, and as President since September 2001 and from 1983-2000.

Ellen Daley became Managing Director of our Technology Industry Group in November 2011. She was formerly a Practice Leader from January 2010 to November 2011. Ms. Daley joined Forrester in 2005 as a Principal Analyst. Before joining Forrester, Ms. Daley was Vice President and on the executive team at ArcStream Solutions, a wireless consulting and systems integration firm. Prior to that, she was at Deloitte Consulting for four years.

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

Gail S. Mann, Esq. became Forrester’s Chief Legal Officer and Secretary in February 2004. Ms. Mann previously was of counsel to the law firm of Morse, Barnes-Brown & Pendleton, P.C. from 2002 until joining Forrester. Prior to 2002 Ms. Mann was Vice President and Associate General Counsel of Harcourt General, Inc., a global multimedia publishing company, and its affiliate, The Neiman Marcus Group, a high-end specialty retailer, from 1999-2001, and Vice President and Assistant General Counsel of Digital Equipment Corporation from 1994 to 1998.

Gregory Nelson became Chief Sales Officer in August 2009. Previously, he served as Vice President of Sales for our Business Technology (formerly Information Technology) Client Group — EMEA region from September 2007 to August 2009. From January 2004 to September 2007 Mr. Nelson served as a regional sales director for the Company, and prior to that, he held sales positions with the Company and with Giga Information Group, Inc., which we acquired in 2003.

Steven Peltzman joined Forrester as its Chief Business Technology Officer in September 2011. From 2001 to 2011, Mr. Peltzman was the Chief Information Officer of the Museum of Modern Art in New York City. Prior to that, Mr. Peltzman served as the chief technology officer at MarketMedical.com and as the vice president of technology at Earthweb and was an officer in the United States Air Force.

Thomas Pohlmann became Managing Director of Forrester’s Business Technology Client Group (formerly the Information Technology Client Group) in December 2010. Mr. Pohlmann joined Forrester in 2000. During 2010, Mr. Pohlmann served as Vice President in charge of developing a new client-facing website for the Company, and previously was Vice President of IT Research from 2007 to 2009, and a Research Director from 2004 to 2006.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2012 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2011, the number of options issued under our equity compensation plans and the number of shares available for future issuance under these plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,396,737	(1)	$27.46	3,177,725	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,396,737		$27.46	3,177,725

(1)	Includes 266,898 restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)	Includes, as of December 31, 2011, 2,704,769 shares available for issuance under our 2006 Equity Incentive Plan, 80,000 shares under our 2006 Director’s Stock Option Plan, and 392,956 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2012 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 29.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 34 hereof.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.
3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.
3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.
3.3(4)	Bylaws of Forrester Research, Inc., as amended
4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.
10.1+(16)	Registration Rights and Non-Competition Agreement
10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended
10.3+(15)	Amended and Restated Employee Stock Purchase Plan
10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors
10.5+(7)	2006 Equity Incentive Plan
10.6+(19)	Stock Option Plan for Directors, as amended
10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)
10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)
10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)
10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)
10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)
10.13+(17)	Form of Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)
10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)
10.15+(13)	Description of Matrix Bonus Plan
10.16+(18)	Executive Cash Incentive Plan
10.17+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007
10.18+(14)	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001
10.19+(22)	Employee Retention Plan
10.20+(23)	Amendment to Employee Retention Plan
10.21(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company
10.22(21)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company
10.22(20)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company
10.24(15)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company
21(15)	Subsidiaries of the Registrant
23.1(15)	Consent of PricewaterhouseCoopers LLP
23.2(15)	Consent of BDO USA, LLP

Exhibit No.	Description
31.1(15)	Certification of the Principal Executive Officer
31.2(15)	Certification of the Principal Financial Officer
32.1(15)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(15)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

+	Denotes management contract or compensation arrangements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated by reference herein.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 4, 2010 (File No. 000-21433) and incorporated herein by reference.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Included in Forrester’s Current Report on Form 8-K filed on January 24, 2007 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-21433) and incorporated herein by reference.
(15)	Filed herewith.

(16)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.

(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 17, 2010 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.

(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(21)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.

(22)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-21433) and incorporated herein by reference.

(23)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/S/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/S/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 9, 2012

/S/ CHARLES B. RUTSTEIN Charles B. Rutstein	Chief Operating Officer and Member of the Board of Directors	March 9, 2012

/S/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2012

/S/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 9, 2012

/S/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 9, 2012

/S/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 9, 2012

/S/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 9, 2012

/S/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 9, 2012