Form 10-K/A
period 2011-12-31
FORRESTER RESEARCH INC
filed 2012-03-12
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Forrester Research, Inc. is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2011 to correct an incomplete Exhibit 23.1 filed with the original report. Exhibit 23.1 of the original filing did not include the date of the report of PricewaterhouseCoopers LLP relating to our consolidated financial statements and the effectiveness of our internal control over financial reporting. The corrected Exhibit 23.1 filed herewith includes the date of such report, March 9, 2012.

There are no changes to the Original Form 10-K other than those set forth above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

c. Exhibits.    A listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 4 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ MICHAEL A. DOYLE
Michael A. Doyle
Chief Financial Officer and Treasurer

Date: March 12, 2012

EXHIBIT INDEX

Exhibit 23.1        Consent of PricewaterhouseCoopers LLP

Exhibit 31.1        Certification of the Chief Executive Officer

Exhibit 31.2        Certification of the Chief Financial Officer

4