Form 10-Q
period 2012-03-31
FORRESTER RESEARCH INC
filed 2012-05-03
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, 22,610,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$100,407	$81,047
Marketable investments (Note 3)	142,885	136,991
Accounts receivable, net	52,249	81,378
Deferred commissions	10,274	12,010
Prepaid expenses and other current assets	30,368	25,935

Total current assets	336,183	337,361
Long-term marketable investments (Note 3)	9,581	9,565
Property and equipment, net	50,361	50,448
Goodwill	71,721	71,543
Intangible assets, net	9,808	10,317
Other assets	8,935	8,344

Total assets	$486,589	$487,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$689	$1,223
Accrued expenses and other current liabilities	28,260	30,153
Deferred revenue	151,708	147,887

Total current liabilities	180,657	179,263
Non-current liabilities	18,441	17,580

Total liabilities	199,098	196,843

Commitments

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value	—	—
Authorized - 500 shares, issued and outstanding - none
Common stock, $.01 par value	—	—
Authorized - 125,000 shares
Issued - 31,048 and 30,962 as of March 31, 2012 and December 31, 2011, respectively
Outstanding - 22,596 and 22,747 as of March 31, 2012 and December 31, 2011, respectively	310	310
Additional paid-in capital	377,077	373,591
Retained earnings	104,648	104,662
Treasury stock - 8,452 and 8,215 as of March 31, 2012 and December 31, 2011, respectively, at cost	(188,700)	(181,000)
Accumulated other comprehensive loss	(5,844)	(6,828)

Total stockholders’ equity	287,491	290,735

Total liabilities and stockholders’ equity	$486,589	$487,578

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Research services	$49,760	$44,547
Advisory services and other	20,500	21,195

Total revenues	70,260	65,742

Operating expenses:
Cost of services and fulfillment	26,938	25,498
Selling and marketing	25,133	25,465
General and administrative	9,611	8,918
Depreciation	1,993	970
Amortization of intangible assets	614	693
Reorganization costs	1,343	—

Total operating expenses	65,632	61,544

Income from operations	4,628	4,198

Other income (expense), net	409	(109)
Gains on investments, net	59	582

Income before income taxes	5,096	4,671

Income tax provision	1,915	1,760

Net income	$3,181	$2,911

Basic income per common share	$0.14	$0.13

Diluted income per common share	$0.14	$0.13

Basic weighted average common shares outstanding	22,738	22,713

Diluted weighted average common shares outstanding	23,173	23,252

Cash dividends declared per common share	$0.14	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$3,181	$2,911

Other comprehensive income, net of taxes:
Cumulative translation adjustments	681	2,264
Changes in market value of investments:
Unrealized gain, net of taxes (benefits) of $140 and $(91)	316	3
Less: reclassification adjustment for net gains realized in net income, net of taxes of $8 and $3	(13)	(4)

Net change in market value of investments	303	(1)

Other comprehensive income	984	2,263

Comprehensive income	$4,165	$5,174

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,181	$2,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,993	970
Amortization of intangible assets	614	693
Net gains from investments	(59)	(582)
Deferred income taxes	(549)	495
Stock-based compensation	1,323	1,438
Amortization of premium on investments	759	812
Foreign currency (gains) losses	(8)	562
Changes in assets and liabilities, net of acquisitions
Accounts receivable	29,518	25,956
Deferred commissions	1,743	804
Prepaid expenses and other current assets	(5,317)	(2,627)
Accounts payable	(544)	988
Accrued expenses and other liabilities	(669)	(4,754)
Deferred revenue	2,901	4,495

Net cash provided by operating activities	34,886	32,161

Cash flows from investing activities:
Purchases of property and equipment	(2,418)	(10,711)
Purchases of marketable investments	(40,301)	(32,038)
Proceeds from sales and maturities of marketable investments	34,090	18,039
Change in restricted cash	946	7,182
Other investing activity	33	82

Net cash used in investing activities	(7,650)	(17,446)

Cash flows from financing activities:
Dividend paid on common stock	(3,195)	—
Repurchases of common stock	(7,700)	(8,567)
Proceeds from issuance of common stock under employee equity incentive plans	1,997	2,055
Excess tax benefits from stock-based compensation	183	31
Payment of deferred acquisition consideration	(139)	—

Net cash used in financing activities	(8,854)	(6,481)

Effect of exchange rate changes on cash and cash equivalents	978	2,439

Net increase in cash and cash equivalents	19,360	10,673
Cash and cash equivalents, beginning of period	81,047	86,927

Cash and cash equivalents, end of period	$100,407	$97,600

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2012 may not be indicative of the results for the year ending December 31, 2012, or any other period.

Note 2 — Acquisition

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims and specified contingencies. Of the $2.3 million Holdback, up to $0.4 million can be retained by the Company if certain key employees do not remain with the Company through May 12, 2012. In addition, up to $0.5 million of the Holdback could have been retained by the Company if a certain Springboard facility lease had not been extended through September 15, 2012. As of March 31, 2012, $0.6 million of the Holdback had been paid by the Company and $0.8 million and $0.9 million of the Holdback remains in accrued expenses and non-current liabilities, respectively, in the Consolidated Balance Sheets. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Technology Industry Client Group segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Assigned Value	Useful Life (in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
March 31, 2012
Available-for-sale securities
State and municipal obligations	$14,122	$15	$—	$14,137
Federal agency and corporate obligations	128,550	318	(120)	128,748

Total short-term available-for-sale securities	142,672	333	(120)	142,885
ARS, long-term	11,000	—	(1,419)	9,581

Total available-for-sale securities	$153,672	$333	$(1,539)	$152,466

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2011
Available-for-sale securities
State and municipal obligations	$9,485	$9	$(12)	$9,482
Federal agency and corporate obligations	127,717	127	(335)	127,509

Total short-term available-for-sale securities	137,202	136	(347)	136,991
ARS, long-term	11,000	—	(1,435)	9,565

Total available-for-sale securities	$148,202	$136	$(1,782)	$146,556

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three months ended March 31, 2012 or 2011.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2012. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2012	FY2013	FY2014	Thereafter	Total
State and municipal obligations	$4,627	$4,010	$5,500	$—	$14,137
Federal agency and corporate obligations	36,309	48,605	32,641	11,193	128,748
ARS	—	—	—	9,581	9,581

Total	$40,936	$52,615	$38,141	$20,774	$152,466

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	48,192	115	2,037	5
ARS	—	—	9,581	1,419

Total	$48,192	$115	$11,618	$1,424

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

State and municipal bonds	$2,763	$9	$1,107	$3
Federal agency and corporate obligations	68,962	313	2,043	22
ARS	—	—	9,565	1,435

Total	$71,725	$322	$12,715	$1,460

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,844	$—	$—	$2,844
State and municipal obligations	—	14,137	—	14,137
Federal agency and corporate obligations (2)	—	146,846	—	146,846
ARS	—	—	9,581	9,581

Total	$2,844	$160,983	$9,581	$173,408

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,786	$—	$—	$5,786
State and municipal obligations	—	9,482	—	9,482
Federal agency and corporate obligations (2)	—	128,509	—	128,509
ARS	—	—	9,565	9,565

Total	$5,786	$137,991	$9,565	$153,342

(1)	Included in cash and cash equivalents.
(2)	$18.1 million and $1.0 million included in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets at March 31, 2012 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments trade infrequently and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of interest rates, discounts rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of March 31, 2012 included a weighted average interest rate of 0.29%, a weighted average discount rate of 3.26% and a weighted average holding period of 5 years. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.4 million at March 31, 2012 and December 31, 2011. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2012 and 2011 (in thousands):

ARS
Balance at December 31, 2011	9,565
Sales	—
Total gains (losses):
Included in other comprehensive income (loss)	16

Balance at March 31, 2012	$9,581

ARS
Balance at December 31, 2010	9,117
Sales	—
Total gains (losses):
Included in other comprehensive income (loss)	—

Balance at March 31, 2011	$9,117

Note 4 — Non-Marketable Investments

At March 31, 2012 and December 31, 2011, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $7.9 million.

One of the Company’s investments, with a book value of $1.5 million at March 31, 2012 and December 31, 2011, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain from its non-marketable investments of $0.1 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively, which are included in gains on investments, net in the Consolidated Statements of Income.

Note 5 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2012 (in thousands):

Workforce Reduction
Accrual at December 31, 2011	$375
Additions	1,343
Cash payments	(453)

Accrual at March 31, 2012	$1,265

In the first quarter of 2012 the Company realigned its sales force to simplify the selling process to our customers and to increase the productivity of the sales organization. The Company incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. The Company incurred an additional $1.3 million of severance and related costs in the first quarter of 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. The Company anticipates incurring an additional $0.1 million to $0.2 million of severance and related costs in the second quarter of 2012 related to these initiatives. The remaining accrual at March 31, 2012 is expected to be paid by the end of 2012.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Basic weighted average common shares outstanding	22,738	22,713
Weighted average common equivalent shares	435	539

Diluted weighted average common shares outstanding	23,173	23,252

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,130	$27.46
Granted	39	34.68
Exercised	(85)	23.44
Forfeited	(18)	29.60

Outstanding at March 31, 2012	2,066	$27.74	6.35	$10,490

Exercisable at March 31, 2012	1,231	$25.42	4.96	$8,635

Restricted stock unit activity for the three months ended March 31, 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	267	$29.93
Granted	—	—
Vested or settled	(2)	26.67
Forfeited	(6)	33.94

Unvested at March 31, 2012	259	$29.96

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of services and fulfillment	$653	$615
Selling and marketing	224	339
General and administrative	446	484

Total	$1,323	$1,438

In 2009, the Company issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance were achieved. Based on 2011 financial performance, 40% of the then outstanding RSUs vested on April 1, 2012. Compensation expense in 2010 and 2009 was recognized based on an estimate of 100% vesting of the RSUs and in the second quarter of 2011 the Company modified it assessment of vesting to the 40% level.

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate in the first quarter of 2012. In addition, Forrester issued approximately 42,000 RSUs during 2010 that generally vest equally over a four-year period.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate in the first quarter of 2012. In addition, Forrester issued approximately 48,000 RSUs during 2011 that generally vest equally over a four-year period.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.84%	0.14%	1.51%	0.18%
Expected dividend yield	1.7%	1.7%	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	31%	40%	28%
Weighted average fair value	$10.05	$7.54	$11.05	$8.23

Dividends

In the first quarter of 2012, the Company declared and paid a dividend of $0.14 per share or $3.2 million in the aggregate. In April 2012, the Company declared a dividend of $0.14 per share payable on June 20, 2012 to shareholders of record as of June 6, 2012.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $260.0 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of March 31, 2012, Forrester had repurchased approximately 8.5 million shares of common stock at an aggregate cost of approximately $188.7 million.

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

Note 9 — Operating Segments

Forrester is organized into three client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The three client groups, which are considered operating segments, are: Business Technology (“BT”), Technology Industry (“TI”), and Marketing and Strategy (“M&S”). In addition, the Company’s Events segment supports all three client groups. All of the client groups generate revenues through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each of the client groups consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events.

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles. In the first quarter of 2012, the Company modified its calculation of segment direct margin to exclude certain marketing costs and to include certain business development costs. In addition, in the first quarter of 2012 certain research analysts and their related consulting revenue and expenses were transferred from the M&S and TI client groups to the BT client group. Accordingly, the 2011 amounts have been reclassified to conform to the current presentation. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or in making decisions on the allocation of resources.

The following tables present information about reportable segments (in thousands):

	BT	TI	M&S	Events	Consolidated
Three Months Ended March 31, 2012
Revenue	$27,123	$20,454	$21,928	$755	$70,260
Direct margin	16,614	16,205	14,068	(293)	46,594
Selling, marketing, administrative and other expenses					(41,352)
Amortization of intangible assets					(614)

Income from operations					$4,628

	BT	TI	M&S	Events	Consolidated
Three Months Ended March 31, 2011
Revenue	$25,235	$18,481	$20,021	$2,005	$65,742
Direct margin	15,737	14,734	12,460	588	43,519
Selling, marketing, administrative and other expenses					(38,628)
Amortization of intangible assets					(693)

Income from operations					$4,198

Note 10 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements. The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement. The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income. The Company adopted this guidance as of January 1, 2012 by presenting a separate statement of comprehensive income.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011 and the adoption of this guidance as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, anticipated increases in our sales force, future depreciation expenses and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, the possibility of network disruptions and security breaches, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Deferred revenue	$151.7	$137.5	$14.2	10%
Agreement value	$220.7	$200.5	$20.2	10%
Client retention	80%	80%	—	—
Dollar retention	90%	91%	(1)	(1%)
Enrichment	99%	103%	(4)	(4%)
Number of clients	2,725	2,605	120	5%

The increase in deferred revenue and agreement value from March 31, 2011 to March 31, 2012 is primarily due to increased demand for our products and services. Client and dollar retention rates remain near historic highs while our enrichment rate has trended down from 103% and 101% at March 31, 2011 and December 31, 2011, respectively, to 99% at March 31, 2012.

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

On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes, and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenues:
Research services	70.8%	67.8%
Advisory services and other	29.2	32.2

Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	38.3	38.8
Selling and marketing	35.8	38.7
General and administrative	13.8	13.6
Depreciation	2.8	1.5
Amortization of intangible assets	0.9	1.0
Reorganization costs	1.9	—

Income from operations	6.5	6.4
Other income (expense), net	0.6	(0.2)
Gains on investments, net	0.1	0.9

Income before income taxes	7.2	7.1
Income tax provision	2.7	2.7

Net income	4.5%	4.4%

Three Months Ended March 31, 2012 and March 31, 2011

Revenues

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$70.3	$65.7	$4.6	7%
Revenues from research services	$49.8	$44.5	$5.3	12%
Revenues from advisory services and other	$20.5	$21.2	$(0.7)	(3%)
Revenues attributable to customers outside of the U.S.	$20.1	$19.9	$0.2	1%
Percentage of revenue attributable to customers outside of the U.S.	29%	30%	(1)	(3%)
Number of clients (at end of period)	2,725	2,605	120	5%
Number of events	1	4	(3)	(75%)

The increase in total revenues is principally the result of increased demand for our research products and services resulting in part from an increase in the number of clients. We have also increased the number of selling and marketing personnel from 465 at March 31, 2011 to 493 at March 31, 2012. In addition, the acquisition of Springboard Research accounted for approximately 1% of revenue growth in the current quarter and the effect of foreign exchange had an insignificant result on revenues during the quarter as compared with the first quarter of 2011. Revenue from advisory services and other decreased 3% in the current quarter due to a decline in revenue of $1.3 million in the events segment. We held three fewer events in the current quarter as compared to the first quarter of 2011 due solely to a change in the timing of our events in 2012. Revenue growth for the current quarter was driven by an 11% increase in revenue in the technology industry client group (with 3.5% due to the Springboard Research acquisition), a 10% increase in revenue in the marketing and strategy client group, and a 7% increase in revenue in the business technology client group.

Cost of Services and Fulfillment

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$26.9	$25.5	$1.4	6%
Cost of services and fulfillment as a percentage of total revenues	38.3%	38.8%	(0.5)	(1%)
Number of research and fulfillment employees (at end of period)	538	482	56	12%

The increase in cost of services and fulfillment in dollars during the three months ended March 31, 2012 compared to the prior period is primarily the result of higher compensation and benefit costs resulting principally from an increase in research and fulfillment employees and higher incentive bonuses. This increase was partially offset by a decrease in travel and entertainment costs primarily due to the 2011 quarter including costs for an all-employee meeting that was not held in 2012.

Selling and Marketing

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$25.1	$25.5	$(0.4)	(1%)
Selling and marketing expenses as a percentage of total revenues	35.8%	38.7%	(2.9)	(7%)
Selling and marketing employees (at end of period)	493	465	28	6%

The decrease in selling and marketing expenses in dollars and as a percentage of total revenues during the three months ended March 31, 2012 is primarily due to a decrease in compensation costs resulting from lower sales commissions principally due to modifications to the commission plan in 2012 in comparison to 2011. The decrease in commissions was partially offset by an increase in incentive bonuses and salary and benefits resulting from an increase in the number of selling and marketing employees.

General and Administrative

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.6	$8.9	$0.7	8%
General and administrative expenses as a percentage of total revenues	13.8%	13.6%	0.2	1%
General and administrative employees (at end of period)	173	173	—	—

The increase in general and administrative expense in dollars during the three months ended March 31, 2012 is primarily due to an increase in professional service fees and an increase in compensation costs from salary increases and increased incentive bonuses.

Depreciation

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Depreciation expense (dollars in millions)	$2.0	$1.0	$1.0	105%
Depreciation expense as a percentage of total revenues	2.8%	1.5%	1.3	87%

The increase in depreciation expense in dollars and as a percentage of total revenues during the three months ended March 31, 2012 compared to the prior year is primarily due to the initiation of depreciation for our new corporate headquarters in August 2011 and our new website in March 2012.

Amortization of Intangible Assets

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Amortization expense (dollars in millions)	$0.6	$0.7	$(0.1)	(11%)
Amortization expense as a percentage of total revenues	0.9%	1.0%	(0.1)	(10%)

The decrease in amortization expense in dollars during the three months ended March 31, 2012 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011, partially offset by an increase in amortization from the acquisition of Springboard Research in May 2011.

Reorganization Costs

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Reorganization costs (dollars in millions)	$1.3	$—	$1.3	N/A
Reorganization costs as a percentage of total revenues	1.9%	—	1.9	N/A

In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers and to increase the productivity of the sales organization. We incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. We incurred an additional $1.3 million of severance and related costs in the first quarter of 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. We anticipate incurring an additional $0.1 million to $0.2 million of severance and related costs in the second quarter of 2012 related to these initiatives and expect that all amounts incurred will be paid during 2012.

Other Income (Expense), Net

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Other income (expense), net (dollars in millions)	$0.4	$(0.1)	$0.5	475%
Other income (expense), net as a percentage of total revenues	0.6%	(0.2%)	0.8	400%

The increase in other income (expense), net, during the three months ended March 31, 2012 is primarily due to a reduction of $0.6 million in net foreign exchange losses in the 2012 quarter compared to the prior year period.

Gains on Investments, Net

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Gains on investments, net (dollars in millions)	$0.1	$0.6	$(0.5)	(90%)
Gains on investments, net as a percentage of total revenues	0.1%	0.9%	(0.8)	(89%)

Gains on investments primarily represent our share of equity method investment gains from our technology-related investment funds. The decrease in gains during the 2012 quarter is primarily due to a smaller increase in the valuation of certain assets within the funds as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2012	2011	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.9	$1.8	$0.1	9%
Effective tax rate	37.6%	37.7%	(0.1)	—

The effective tax rate has remained relatively consistent in the first quarter of 2012 as compared to the prior year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 71% of our revenues during the three months ended March 31, 2012, are annually renewable and are generally payable in advance. We generated cash from operating activities of $34.9 million and $32.2 million during the three months ended March 31, 2012 and 2011, respectively. The $2.7 million increase in cash provided from operations for the three months ended March 31, 2012 is primarily attributable to increased collections of accounts receivable primarily due to the growth in our business. For the three months ended March 31, 2012, we generated $29.5 million of cash from collections of accounts receivable. In the first quarter of the year, we traditionally generate a significant amount of cash from the collection of accounts receivable as a large portion of our business is contracted for and billed in the fourth quarter of the year.

During the three months ended March 31, 2012, we used $7.7 million of cash from investing activities, consisting primarily of $6.2 million in net purchases of marketable investments and $2.4 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and leasehold improvements. We expect property and equipment purchases to be in the range of $5.0 million to $8.0 million in 2012. During the three months ended March 31, 2011, we used $17.4 million of cash from investing activities, consisting primarily of $14.0 million in net purchases of marketable investments and $10.7 million of purchases of property and equipment. The property and equipment purchases were partially funded by $7.2 million of restricted cash that had been placed in escrow for such purchases. Property and equipment purchases during the first quarter of 2011 consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $8.9 million of cash from financing activities during the three months ended March 31, 2012 resulting from $7.7 million of purchases of our common stock and $3.2 million of dividend payments, partially offset by $2.0 million of proceeds from exercises of stock options. We used $6.5 million of cash from financing activities during the three months ended March 31, 2011 resulting from $8.6 million of purchases of our common stock, partially offset by $2.1 million of proceeds from exercises of stock options. At March 31, 2012, we had $71.3 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during the remainder of 2012, as market conditions warrant.

As of March 31, 2012, we held approximately $9.6 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.

As of March 31, 2012, we had cash and cash equivalents of $100.4 million and marketable investments of $152.5 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2012, our Board of Directors authorized an aggregate $260 million to purchase common stock under our stock repurchase program, including $60 million authorized in 2010. During the quarter ended March 31, 2012, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
January 1 - January 31	—	$—	$79,000
February 1 - February 29	78,343	$32.75	$76,434
March 1 - March 31	158,756	$32.34	$71,300

	237,099

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer

(Principal financial officer)

Date: May 3, 2012

Exhibit Index

Exhibit No.	Document

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.