Form 10-Q
period 2012-06-30
FORRESTER RESEARCH INC
filed 2012-08-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of August 6, 2012, 22,418,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$87,663	$81,047
Marketable investments (Note 3)	148,777	136,991
Accounts receivable, net	47,545	81,378
Deferred commissions	9,370	12,010
Prepaid expenses and other current assets	24,934	25,935

Total current assets	318,289	337,361
Long-term marketable investments (Note 3)	9,686	9,565
Property and equipment, net	48,840	50,448
Goodwill	71,388	71,543
Intangible assets, net	9,029	10,317
Other assets	11,689	8,344

Total assets	$468,921	$487,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$982	$1,223
Accrued expenses and other current liabilities	28,775	30,153
Deferred revenue	134,550	147,887

Total current liabilities	164,307	179,263
Non-current liabilities	17,444	17,580

Total liabilities	181,751	196,843

Commitments

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $.01 par value Authorized - 125,000 shares Issued - 31,255 and 30,962 as of June 30, 2012 and December 31, 2011, respectively Outstanding- 22,530 and 22,747 as of June 30, 2012 and December 31, 2011, respectively	313	310
Additional paid-in capital	382,494	373,591
Retained earnings	109,256	104,662
Treasury stock- 8,725 and 8,215 as of June 30, 2012 and December 31, 2011, respectively, at cost	(198,052)	(181,000)
Accumulated other comprehensive loss	(6,841)	(6,828)

Total stockholders’ equity	287,170	290,735

Total liabilities and stockholders’ equity	$468,921	$487,578

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Research services	$51,072	$47,341	$100,832	$91,888
Advisory services and other	28,021	26,109	48,521	47,304

Total revenues	79,093	73,450	149,353	139,192

Operating expenses:
Cost of services and fulfillment	29,828	28,024	56,766	53,522
Selling and marketing	26,267	26,009	51,400	51,474
General and administrative	8,645	8,330	18,256	17,248
Depreciation	2,255	945	4,248	1,915
Amortization of intangible assets	586	526	1,200	1,219
Reorganization costs	51	—	1,394	—

Total operating expenses	67,632	63,834	133,264	125,378

Income from operations	11,461	9,616	16,089	13,814

Other income (expense), net	130	4	539	(105)
Gains on investments, net	84	58	143	640

Income before income taxes	11,675	9,678	16,771	14,349

Income tax provision	3,906	4,208	5,821	5,968

Net income	$7,769	$5,470	$10,950	$8,381

Basic income per common share	$0.34	$0.24	$0.48	$0.37

Diluted income per common share	$0.34	$0.24	$0.47	$0.36

Basic weighted average common shares outstanding	22,583	22,684	22,660	22,698

Diluted weighted average common shares outstanding	23,023	23,203	23,098	23,227

Cash dividends declared per common share	$0.14	$—	$0.28	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,769	$5,470	$10,950	$8,381

Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	(1,013)	627	(332)	2,891
Changes in market value of investments:
Unrealized gain, net of taxes of $26 and $94 for the three months ended June 30, 2012 and 2011, and $166 and $3 for the six months ended June 30, 2012 and 2011	17	205	333	208
Less: reclassification adjustment for net gains realized in net income, net of taxes of $2 for the three months ended June 30, 2012, and $10 and $3 for the six months ended June 30, 2012 and 2011	(1)	—	(14)	(4)

Net change in market value of investments	16	205	319	204

Other comprehensive income (loss)	(997)	832	(13)	3,095

Comprehensive income	$6,772	$6,302	$10,937	$11,476

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,950	$8,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,248	1,915
Amortization of intangible assets	1,200	1,219
Net gains from investments	(143)	(640)
Deferred income taxes	(4,291)	1,754
Stock-based compensation	2,512	1,681
Amortization of premium on investments	1,460	1,683
Foreign currency losses	239	1,011
Changes in assets and liabilities, net of acquisitions
Accounts receivable	33,661	27,160
Deferred commissions	2,647	1,834
Prepaid expenses and other current assets	234	(590)
Accounts payable	(244)	(1,044)
Accrued expenses and other liabilities	(130)	(2,699)
Deferred revenue	(12,944)	(3,522)

Net cash provided by operating activities	39,399	38,143

Cash flows from investing activities:
Acquisitions	—	(7,031)
Purchases of property and equipment	(3,245)	(26,100)
Purchases of marketable investments	(65,713)	(48,361)
Proceeds from sales and maturities of marketable investments	52,845	31,624
Change in restricted cash	946	11,175
Other investing activity	124	247

Net cash used in investing activities	(15,043)	(38,446)

Cash flows from financing activities:
Dividends paid on common stock	(6,356)	—
Repurchases of common stock	(17,052)	(13,395)
Proceeds from issuance of common stock under employee equity incentive plans	6,634	6,425
Excess tax benefits from stock-based compensation	332	332
Payment of deferred acquisition consideration	(739)	—

Net cash used in financing activities	(17,181)	(6,638)

Effect of exchange rate changes on cash and cash equivalents	(559)	3,199

Net increase (decrease) in cash and cash equivalents	6,616	(3,742)
Cash and cash equivalents, beginning of period	81,047	86,927

Cash and cash equivalents, end of period	$87,663	$83,185

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results for the year ending December 31, 2012, or any other period.

Note 2 — Acquisition

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims. Of the $2.3 million Holdback, up to $0.9 million was contingent for the retention of certain employees for a period of time and for the extension of a certain lease. As of May 2012, both contingency provisions have elapsed with the full amount payable to Knowledge Platform. As of June 30, 2012, $1.2 million of the Holdback had been paid by the Company and $1.1 million of the Holdback remains in accrued expenses in the Consolidated Balance Sheet. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Business Technology segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

	Assigned Value	Useful Life (in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2012
Available-for-sale securities
State and municipal obligations	$14,093	$7	$(4)	$14,096
Federal agency and corporate obligations	134,539	253	(111)	134,681

Total short-term available-for-sale securities	148,632	260	(115)	148,777
ARS, long-term	11,000	—	(1,314)	9,686

Total available-for-sale securities	$159,632	$260	$(1,429)	$158,463

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2011
Available-for-sale securities
State and municipal obligations	$9,485	$9	$(12)	$9,482
Federal agency and corporate obligations	127,717	127	(335)	127,509

Total short-term available-for-sale securities	137,202	136	(347)	136,991
ARS, long-term	11,000	—	(1,435)	9,565

Total available-for-sale securities	$148,202	$136	$(1,782)	$146,556

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and six months ended June 30, 2012 or 2011.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2012. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2012	FY2013	FY2014	Thereafter	Total
State and municipal obligations	$2,001	$3,969	$8,126	$—	$14,096
Federal agency and corporate obligations	24,797	48,514	45,274	16,096	134,681
ARS	—	—	—	9,686	9,686

Total	$26,798	$52,483	$53,400	$25,782	$158,463

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$5,410	$4	$—	$—
Federal agency and corporate obligations	38,904	109	4,032	2
ARS	—	—	9,686	1,314

Total	$44,314	$113	$13,718	$1,316

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$2,763	$9	$1,107	$3
Federal agency and corporate obligations	68,962	313	2,043	22
ARS	—	—	9,565	1,435

Total	$71,725	$322	$12,715	$1,460

Fair Value

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair values of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$4,704	$—	$—	$4,704
State and municipal obligations	—	14,096	—	14,096
Federal agency and corporate obligations (2)	—	141,546	—	141,546
ARS	—	—	9,686	9,686

Total	$4,704	$155,642	$9,686	$170,032

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,786	$—	$—	$5,786
State and municipal obligations	—	9,482	—	9,482
Federal agency and corporate obligations (2)	—	128,509	—	128,509
ARS	—	—	9,565	9,565

Total	$5,786	$137,991	$9,565	$153,342

(1)	Included in cash and cash equivalents.
(2)	$6.9 million and $1.0 million included in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest rate reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.11% to 0.46% and 0.19% to 0.60% during the six months ended June 30, 2012 and 2011, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of interest rates, discounts rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of June 30, 2012 included a weighted average interest rate of 0.31%, a weighted average discount rate of 3.07% and a weighted average holding period of 5 years. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.3 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2012 and 2011 (in thousands):

ARS
Balance at December 31, 2011	9,565
Sales	—
Total unrealized gains (losses):
Included in other comprehensive income (loss)	121

Balance at June 30, 2012	$9,686

ARS
Balance at December 31, 2010	9,117
Sales	—
Total unrealized gains (losses):
Included in other comprehensive income (loss)	142

Balance at June 30, 2011	$9,259

Note 4 — Non-Marketable Investments

At June 30, 2012 and December 31, 2011, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $7.8 million and $7.9 million, respectively.

One of the Company’s investments, with a book value of $1.5 million at both June 30, 2012 and December 31, 2011, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain from its non-marketable investments of $0.1 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, and $0.1 million and $0.6 million during the six months ended June 30, 2012 and 2011, respectively, which are included in gains on investments, net in the Consolidated Statements of Income.

Note 5 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2012 (in thousands):

Workforce Reduction
Accrual at December 31, 2011	$375
Additions	1,394
Cash payments	(1,567)

Accrual at June 30, 2012	$202

In the first quarter of 2012 the Company realigned its sales force to simplify the selling process to its customers and to increase the productivity of the sales organization. The Company incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. The Company incurred an additional $1.4 million of severance and related costs in the six months ended June 30, 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. The remaining accrual at June 30, 2012 is expected to be paid by the end of 2012.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	22,583	22,684	22,660	22,698
Weighted average common equivalent shares	440	519	438	529

Diluted weighted average common shares outstanding	23,023	23,203	23,098	23,227

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	559	121	483	89

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,130	$27.46
Granted	359	33.90
Exercised	(262)	25.29
Forfeited	(47)	31.23

Outstanding at June 30, 2012	2,180	$28.70	6.72	$11,726

Exercisable at June 30, 2012	1,253	$25.90	5.11	$10,080

Restricted stock unit activity for the six months ended June 30, 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	267	$29.93
Granted	179	33.88
Vested or settled	(49)	27.60
Forfeited	(57)	26.57

Unvested at June 30, 2012	340	$32.92

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of services and fulfillment	$725	$32	$1,378	$647
Selling and marketing	207	53	431	392
General and administrative	257	158	703	642

Total	$1,189	$243	$2,512	$1,681

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

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continues to utilize a zero percent vesting estimate in 2012. In addition, Forrester issued approximately 42,000 RSUs during 2010 that generally vest equally over a four-year period.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continues to utilize a zero percent vesting estimate in 2012. In addition, Forrester issued approximately 48,000 RSUs during 2011 that generally vest equally over a four-year period.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.89%	0.14%	1.69%	0.18%
Expected dividend yield	1.7%	1.7%	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	31%	40%	28%
Weighted average fair value	$9.81	$7.54	$11.79	$7.55

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.89%	0.14%	1.63%	0.18%
Expected dividend yield	1.7%	1.7%	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	31%	40%	28%
Weighted average fair value	$9.84	$7.54	$11.54	$7.55

Dividends

In the first six months of 2012, the Company declared and paid dividends of $0.28 per share or $6.4 million in the aggregate. In July 2012, the Company declared a dividend of $0.14 per share payable on September 19, 2012 to shareholders of record as of September 5, 2012.

Treasury Stock

The Company’s Board of Directors has authorized an aggregate $260.0 million to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with the Company’s employee and director equity incentive and purchase plans. During the six months ended June 30, 2012 the Company repurchased approximately 0.5 million shares of common stock at an aggregate cost of approximately $17.1 million. As of June 30, 2012, the Company had cumulative repurchases of approximately 8.7 million shares of common stock at an aggregate cost of approximately $198.1 million under the program.

Note 8 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, foreign exchange gains or losses on the remeasurement of deferred tax liabilities and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise. The primary discrete items in the six months ended June 30, 2012 include a remeasurement gain of a euro-denominated deferred tax liability and deductions from disqualified dispositions of incentive stock options. The primary discrete item in the six months ended June 30, 2011 was a remeasurement loss of a euro-denominated deferred tax liability

Note 9 — Operating Segments

Forrester is organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which are considered operating segments, are: Business Technology (“BT”) and Marketing and Strategy (“M&S”). In addition, the Company’s Events segment supports both client groups. Each client group generates revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events.

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles. In the second quarter of 2012, the Company modified its management structure by consolidating its former Technology Industry client group segment into its two remaining client groups: Business Technology and Marketing and Strategy. In addition, in the first quarter of 2012, the Company modified its calculation of segment direct margin to exclude certain marketing costs and Springboard integration costs and to include certain business development costs. Accordingly, the 2011 amounts have been reclassified to conform to the current presentation. The accounting policies used by the reportable segments are the same as those used in the consolidated financial statements.

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2012
Revenue	$40,559	$30,186	$8,348	$79,093
Direct margin	26,666	20,240	4,260	51,166
Selling, marketing, administrative and other expenses				(39,119)
Amortization of intangible assets				(586)

Income from operations				$11,461

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2011
Revenue	$37,830	$28,928	$6,692	$73,450
Direct margin	24,542	19,398	3,605	47,545
Selling, marketing, administrative and other expenses				(37,403)
Amortization of intangible assets				(526)

Income from operations				$9,616

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2012
Revenue	$80,215	$60,035	$9,103	$149,353
Direct margin	53,042	40,751	3,967	97,760
Selling, marketing, administrative and other expenses				(80,471)
Amortization of intangible assets				(1,200)

Income from operations				$16,089

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2011
Revenue	$74,285	$56,210	$8,697	$139,192
Direct margin	49,409	37,462	4,193	91,064
Selling, marketing, administrative and other expenses				(76,031)
Amortization of intangible assets				(1,219)

Income from operations				$13,814

Note 10 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011 and has been applied prospectively. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, anticipated increases in our sales force, and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, the possibility of network disruptions and security breaches, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Deferred revenue	$134.6	$130.4	$4.2	3%
Agreement value	$221.6	$207.6	$14.0	7%
Client retention	79%	81%	(2)	(2%)
Dollar retention	91%	91%	—	—
Enrichment	98%	103%	(5)	(5%)
Number of clients	2,546	2,444	102	4%

The growth rate of both deferred revenue and agreement value at June 30, 2012 of 3% and 7%, respectively, has trended down from the growth rate of 10% for each as of March 31, 2012. The decrease in the growth rates is primarily due to a continuing decrease in our enrichment rates that reflects slowing growth in the contract value of existing clients as they renew their contracts, due to a combination of higher attrition of our sales force and a difficult economic environment in Europe

Effective for the period ending June 30, 2012, we modified our calculation of the number of clients in accordance with an automated system that counts as a single client the various divisions and subsidiaries of a corporate parent and also aggregates separate instrumentalities of federal, state, and provincial governments. The number of clients as of June 30, 2011 has been recalculated to conform to the current methodology; however prior period client and dollar retention and enrichment are not recalculated. Accordingly, the client and dollar retention and enrichment percentages at June 30, 2012 are directionally but not absolutely indicative of the actual change from the comparable period in 2011.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Research services	64.6%	64.5%	67.5%	66.0%
Advisory services and other	35.4	35.5	32.5	34.0

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	37.7	38.2	38.0	38.4
Selling and marketing	33.2	35.4	34.4	37.0
General and administrative	10.9	11.3	12.2	12.4
Depreciation	2.9	1.3	2.9	1.4
Amortization of intangible assets	0.7	0.7	0.8	0.9
Reorganization costs	0.1	—	0.9	—

Income from operations	14.5	13.1	10.8	9.9
Other income (expense), net	0.2	—	0.3	(0.1)
Gains on investments, net	0.1	0.1	0.1	0.5

Income before income taxes	14.8	13.2	11.2	10.3
Income tax provision	5.0	5.8	3.9	4.3

Net income	9.8%	7.4%	7.3%	6.0%

Three and Six Months Ended June 30, 2012 and June 30, 2011

Revenues

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
	(dollars in millions)
Revenues	$79.1	$73.5	$5.6	8%
Revenues from research services	$51.1	$47.3	$3.8	8%
Revenues from advisory services and other	$28.0	$26.1	$1.9	7%
Revenues attributable to customers outside of the U.S.	$21.4	$21.6	$(0.2)	(1%)
Percentage of revenue attributable to customers outside of the U.S.	27%	29%	(2)	(7%)
Number of clients (at end of period)	2,546	2,444	102	4%
Number of events	6	4	2	50%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
	(dollars in millions)
Revenues	$149.4	$139.2	$10.2	7%
Revenues from research services	$100.8	$91.9	$8.9	10%
Revenues from advisory services and other	$48.6	$47.3	$1.2	3%
Revenues attributable to customers outside of the U.S.	$41.5	$41.5	$—	—
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7%)
Number of events	7	8	(1)	(13%)

Total revenues increased by 8% and 7% during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in the prior year. The increase was predominantly driven by an 8% and 10% increase in research revenues during the three and six months ended June 30, 2012, respectively. The effect of foreign exchange fluctuations from the prior year had the effect of reducing revenue growth by 2% and 1% for the three and six months ended June 30, 2012, respectively, while the effect of the Springboard Research acquisition in May 2011 had an insignificant impact on revenue growth during the 2012 periods.

Research services revenues are recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. Accordingly, the increase in research services revenues during 2012 reflects increased contract bookings during the prior twelve-month period, due primarily to the growth of our client base during this period. Revenue from advisory services and other increased 7% during the three months ended June 30, 2012 predominantly due to increased event revenues resulting principally from an increase in the number of events as we shifted events from the first quarter to the second quarter in 2012. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the tables above. Revenue from advisory services and other increased 3% during the six months ended June 30, 2012 primarily due to 5% revenue growth from events due to an increase in sponsorship revenue and 2% revenue growth from advisory and consulting services. Revenues from customers outside the U.S. during the three and six month ended June 30, 2012 compared to the prior year have declined by two percentage points as a percent of total revenues as revenue growth in Canada and the Asia/Pacific region has been offset by a decline in revenue from Europe. Based on declining growth rates in both agreement value and deferred revenue, we expect the growth in total revenues over the corresponding period in 2011 to decrease to approximately 1% to 4% in the second half of 2012.

Please refer to “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Cost of services and fulfillment (dollars in millions)	$29.8	$28.0	$1.8	6%
Cost of services and fulfillment as a percentage of total revenues	37.7%	38.2%	(0.5)	(1%)
Number of research and fulfillment employees (at end of period)	537	541	(4)	(1%)

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Cost of services and fulfillment (dollars in millions)	$56.8	$53.5	$3.3	6%
Cost of services and fulfillment as a percentage of total revenues	38.0%	38.4%	(0.4)	(1%)

The increase in cost of services and fulfillment expenses during the three months ended June 30, 2012 compared to the prior period is primarily the result of increased events costs due to an increase in the number of events held in the quarter, as well as increased professional services costs related to advisory and consulting services and an increase of $0.7 million of stock compensation costs resulting from a credit to expense in the 2011 quarter resulting from a change in estimate for the amount of performance-based RSUs that would vest.

The increase in cost of services and fulfillment expenses for the six months ended June 30, 2012 compared to the prior year period is attributable principally to the same factors that impacted expenses during the second quarter and also due to higher compensation and benefit costs due primarily to higher average headcount during the 2012 period. These increases were partially offset by a decrease in travel and entertainment costs primarily due to an all-employee meeting held in 2011 that was not held in 2012.

Selling and Marketing

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Selling and marketing expenses (dollars in millions)	$26.3	$26.0	$0.3	1%
Selling and marketing expenses as a percentage of total revenues	33.2%	35.4%	(2.2)	(6%)
Selling and marketing employees (at end of period)	499	491	8	2%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Selling and marketing expenses (dollars in millions)	$51.4	$51.5	$(0.1)	—
Selling and marketing expenses as a percentage of total revenues	34.4%	37.0%	(2.6)	(7%)

Changes in selling and marketing expenses during the three and six months ended June 30, 2012 compared to the prior periods are primarily the result of increased stock compensation costs and professional services costs, offset by a decrease in total compensation costs resulting from lower sales commissions principally due to modifications to our sales commission plan in 2012. The decrease in commissions was partially offset by an increase in incentive bonuses and salary and benefits resulting from an increase in the number of selling and marketing employees. The decrease in selling and marketing expenses as a percentage of total revenues during the 2012 periods is primarily due to lower commission expense as a percentage of sales and to relatively consistent headcount in 2012 compared to 2011 due to higher attrition rates during the 2012 period.

General and Administrative

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
General and administrative expenses (dollars in millions)	$8.6	$8.3	$0.3	4%
General and administrative expenses as a percentage of total revenues	10.9%	11.3%	(0.4)	(4%)
General and administrative employees (at end of period)	170	179	(9)	(5%)

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
General and administrative expenses (dollars in millions)	$18.3	$17.2	$1.1	6%
General and administrative expenses as a percentage of total revenues	12.2%	12.4%	(0.2)	(2%)

The increase in general and administrative expenses during the three months ended June 30, 2012 compared to the prior period is primarily due to an increase in professional services costs principally related to information technology projects, partially offset by a decrease in incentive compensation earned. The increase in general and administrative expenses for the six months ended June 30, 2012 compared to the prior period is primarily due to increased professional services costs.

Depreciation

Depreciation expense increased by $1.3 million and $2.3 million during the three and six months ended June 30, 2012, respectively, compared to the prior year periods primarily due to the initiation of depreciation for our new corporate headquarters in August 2011 and our new website in March 2012.

Amortization of Intangible Assets

Amortization expense has remained essentially consistent during 2012 as compared to the prior year.

Reorganization Costs

We incurred reorganization cost of $0.1 million and $1.4 million during the three and six months ended June 30, 2012, respectively. In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers and to increase the productivity of the sales organization. We incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. We incurred an additional $1.3 million and $0.1 million of severance and related costs in the first and second quarter of 2012, respectively, for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. We do not anticipate incurring any additional costs related to these initiatives and expect that all amounts incurred will be paid during 2012.

Other Income (Expense), Net

Other income (expense), net, increased by $0.1 million and $0.6 million during the three and six months ended June 30, 2012, respectively, compared to the prior year periods. The increases are primarily due to lower net foreign exchange losses in the 2012 periods.

Gains on Investments, Net

Gains on investments primarily represent our share of equity method investment gains from our technology-related investment funds. The decrease in gains during the six months ended June 30, 2012 is primarily due to a smaller increase in the valuation of certain assets within the funds as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Provision for income taxes (dollars in millions)	$3.9	$4.2	$(0.3)	(7%)
Effective tax rate	33.5%	43.5%	(10.0)	(23%)

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Provision for income taxes (dollars in millions)	$5.8	$6.0	$(0.2)	(2%)
Effective tax rate	34.7%	41.6%	(6.9)	(17%)

The decrease in the effective tax rate during the 2012 periods as compared to the prior year periods is due to a credit in the current year due to a remeasurement gain of a euro-denominated deferred tax liability in 2012 compared to a remeasurement loss in 2011 and also due to higher deductions from disqualified dispositions of stock options during 2012.

Segment Results

We are organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which are considered operating segments, are: Business Technology (“BT”), and Marketing and Strategy (“M&S”). In addition, our Events segment supports both client groups. Each client group generates revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events. In the second quarter of 2012, we modified our management structure by consolidating our former Technology Industry client group segment into our two remaining client groups: Business Technology and Marketing and Strategy. In addition, in the first quarter of 2012, we modified our calculation of segment direct margin to exclude certain marketing costs and to include certain business development costs. Accordingly, the 2011 amounts have been reclassified to conform to the current presentation.

We evaluate reportable segment performance based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles.

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2012
Revenue	$40,559	$30,186	$8,348	$79,093
Direct margin	$26,666	$20,240	$4,260	$51,166

Year over year revenue growth	7%	4%	25%	8%
Direct margin percentage	65.7%	67.1%	51.0%	64.7%

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2011
Revenue	$37,830	$28,928	$6,692	$73,450

Direct margin	$24,542	$19,398	$3,605	$47,545
Direct margin percentage	64.9%	67.1%	53.9%	64.7%

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2012
Revenue	$80,215	$60,035	$9,103	$149,353
Direct margin	$53,042	$40,751	$3,967	$97,760

Year over year revenue growth	8%	7%	5%	7%
Direct margin percentage	66.1%	67.9%	43.6%	65.5%

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2011
Revenue	$74,285	$56,210	$8,697	$139,192
Direct margin	$49,409	$37,462	$4,193	$91,064

Direct margin percentage	66.5%	66.6%	48.2%	65.4%

BT revenue growth of 7% and 8% for the three and six months ended June 30, 2012, respectively, compared to the prior year periods, resulted from growth in research services of 6% and 7%, respectively, and growth in advisory services and other of 10% for each of the periods. Direct margin percentage remained relatively consistent during 2012 compared to the prior year.

M&S revenue growth of 4% and 7% for the three and six months ended June 30, 2012, respectively, compared to the prior year periods, resulted from growth in research services of 9% and 13%, respectively, partially offset by a decline in advisory services and other of 8% and 6%, respectively. The increase in direct margin percentage during the six months ended June 30, 2012 compared to the prior year is primarily due to lower travel and entertainment and professional service costs in the first quarter of 2012 compared to the prior year.

Events revenue increased 25% and 5% for the three and six months ended June 30, 2012, respectively, compared to the prior year periods. During 2012, we repositioned our events to more closely align with our roles resulting in an increased amount of smaller, co-located role-based events in comparison to larger combined events in the prior year. Co-located events enable our clients to attend multiple events with one event ticket and are considered as a single event. The increase in revenue during the three months ended June 30, 2012 was primarily due to an increase in the number of events held in comparison to the prior year quarter. The increase in revenue during the six months ended June 30, 2012 was primarily due to an increase in sponsorship revenue as we held multiple co-located events during the period, partially offset by lower ticket revenue as we held one less event during the period. The decrease in direct margin percentage during 2012 is primarily due to the effect of having multiple smaller events in the current period, which has the effect of increasing sponsorship revenue while also increasing the overall costs of the events.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 68% of our revenues during the six months ended June 30, 2012, are annually renewable and are generally payable in advance. We generated cash from operating activities of $39.4 million and $38.1 million during the six months ended June 30, 2012 and 2011, respectively. The $1.3 million increase in cash provided from operations for the six months ended June 30, 2012 is primarily attributable to an increase in cash generated from working capital, primarily due to a reduction in amounts paid for accrued expenses in 2012. For the six months ended June 30, 2012, we generated $33.7 million of cash from collections of accounts receivable. In the first half of the year, we traditionally generate a significant amount of cash from the collection of accounts receivable as a large portion of our business is contracted for and billed in the fourth quarter of the year.

During the six months ended June 30, 2012, we used $15.0 million of cash from investing activities, consisting primarily of $12.9 million in net purchases of marketable investments and $3.2 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and computer equipment. We expect property and equipment purchases to be in the range of $5.0 million to $8.0 million in 2012. During the six months ended June 30, 2011, we used $38.4 million of cash from investing activities, consisting primarily of $16.7 million in net purchases of marketable investments, $26.1 million of purchases of property and equipment and $7.0 million for acquisitions. The property and equipment purchases were partially funded by $11.2 million of restricted cash that had been placed in escrow for such purchases. Property and equipment purchases during the 2011 period consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $17.2 million of cash from financing activities during the six months ended June 30, 2012 resulting from $17.1 million of purchases of our common stock and $6.4 million of dividend payments, partially offset by $6.6 million of proceeds from exercises of stock options. We used $6.6 million of cash from financing activities during the six months ended June 30, 2011 resulting from $13.4 million of purchases of our common stock, partially offset by $6.4 million of proceeds from exercises of stock options and our employee stock purchase plan. At June 30, 2012, we had $61.9 million remaining on our stock repurchase authorization and we plan to continue to repurchase our common stock during the remainder of 2012, as market conditions warrant.

As of June 30, 2012, we held approximately $9.7 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.

As of June 30, 2012, we had cash and cash equivalents of $87.7 million and marketable investments of $158.5 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized an aggregate $260.0 million to purchase common stock under our stock repurchase program, including $60.0 million authorized in 2010. During the quarter ended June 30, 2012, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
April 1 - April 30	93,200	$32.97	$68,227
May 1 - May 31	128,567	$33.95	$63,862
June 1 - June 30	58,516	$32.70	$61,948

	280,283

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2002.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.2	Forrester Research, Inc. Amended and Restated 2006 Equity Incentive Plan (filed as Exhibit A to Forrester’s Proxy Statement on Schedule 14A filed on March 26, 2012 (File No. 000-21433)) and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer

(Principal financial officer)

Date: August 9, 2012

Exhibit Index

Exhibit No.	Document

10.1	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.2	Forrester Research, Inc. Amended and Restated 2006 Equity Incentive Plan (filed as Exhibit A to Forrester’s Proxy Statement on Schedule 14A filed on March 26, 2012 (File No. 000-21433)) and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.