Form 10-Q
period 2012-09-30
FORRESTER RESEARCH INC
filed 2012-11-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of November 6, 2012, 22,295,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$80,900	$81,047
Marketable investments (Note 3)	147,757	136,991
Accounts receivable, net	44,149	81,378
Deferred commissions	7,890	12,010
Prepaid expenses and other current assets	21,279	25,935

Total current assets	301,975	337,361
Long-term marketable investments (Note 3)	9,789	9,565
Property and equipment, net	48,312	50,448
Goodwill	78,211	71,543
Intangible assets, net	8,517	10,317
Other assets	17,902	8,344

Total assets	$464,706	$487,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$933	$1,223
Accrued expenses and other current liabilities	25,270	30,153
Deferred revenue	124,857	147,887

Total current liabilities	151,060	179,263
Non-current liabilities	17,499	17,580

Total liabilities	168,559	196,843

Commitments

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 31,338 and 30,962 as of September 30, 2012 and December 31, 2011, respectively
Outstanding- 22,303 and 22,747 as of September 30, 2012 and December 31, 2011, respectively	313	310
Additional paid-in capital	385,873	373,591
Retained earnings	116,504	104,662
Treasury stock- 9,035 and 8,215 as of September 30, 2012 and December 31, 2011, respectively, at cost	(207,187)	(181,000)
Accumulated other comprehensive income (loss)	644	(6,828)

Total stockholders’ equity	296,147	290,735

Total liabilities and stockholders’ equity	$464,706	$487,578

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Research services	$50,300	$49,242	$151,132	$141,130
Advisory services and other	18,211	20,532	66,732	67,836

Total revenues	68,511	69,774	217,864	208,966

Operating expenses:
Cost of services and fulfillment	25,736	25,071	82,502	78,593
Selling and marketing	24,309	24,927	75,709	76,401
General and administrative	8,411	7,928	26,667	25,176
Depreciation	2,262	1,420	6,510	3,335
Amortization of intangible assets	579	679	1,779	1,898
Reorganization costs	37	—	1,431	—

Total operating expenses	61,334	60,025	194,598	185,403

Income from operations	7,177	9,749	23,266	23,563
Other income, net	357	378	896	273
Gains on investments, net	147	8	290	648

Income before income taxes	7,681	10,135	24,452	24,484
Income tax provision (benefit)	(2,692)	4,403	3,129	10,371

Net income	$10,373	$5,732	$21,323	$14,113

Basic income per common share	$0.46	$0.25	$0.94	$0.62

Diluted income per common share	$0.45	$0.25	$0.93	$0.61

Basic weighted average common shares outstanding	22,398	22,620	22,573	22,672

Diluted weighted average common shares outstanding	22,858	23,082	23,018	23,179

Cash dividends declared per common share	$0.14	$—	$0.42	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$10,373	$5,732	$21,323	$14,113

Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	7,197	(2,593)	6,865	298
Changes in market value of investments:
Unrealized gain (loss), net of taxes of $188 and ($146) for the three months ended September 30, 2012 and 2011, and $354 and ($143) for the nine months ended September 30, 2012 and 2011	291	(197)	624	11
Less: reclassification adjustment for net gains realized in net income, net of taxes of $2 for the three months ended September 30, 2012, and $12 and $3 for the nine months ended September 30, 2012 and 2011	(3)	—	(17)	(4)

Net change in market value of investments	288	(197)	607	7

Other comprehensive income (loss)	7,485	(2,790)	7,472	305

Comprehensive income	$17,858	$2,942	$28,795	$14,418

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$21,323	$14,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,510	3,335
Amortization of intangible assets	1,779	1,898
Net gains from investments	(290)	(648)
Deferred income taxes	(9,851)	5,820
Stock-based compensation	3,921	3,093
Amortization of premium on investments	2,144	2,523
Foreign currency losses	382	1,202
Changes in assets and liabilities, net of acquisitions
Accounts receivable	37,196	31,273
Deferred commissions	4,127	3,193
Prepaid expenses and other current assets	3,929	926
Accounts payable	(318)	(1,732)
Accrued expenses and other liabilities	(4,327)	(3,428)
Deferred revenue	(23,302)	(15,061)

Net cash provided by operating activities	43,223	46,507

Cash flows from investing activities:
Acquisitions	—	(7,164)
Purchases of property and equipment	(4,845)	(33,194)
Purchases of marketable investments	(85,211)	(81,008)
Proceeds from sales and maturities of marketable investments	73,055	58,888
Change in restricted cash	946	13,272
Other investing activity	66	307

Net cash used in investing activities	(15,989)	(48,899)

Cash flows from financing activities:
Dividends paid on common stock	(9,481)	—
Repurchases of common stock	(26,187)	(18,405)
Proceeds from issuance of common stock under employee equity incentive plans	8,538	7,017
Excess tax benefits from stock-based compensation	401	432
Payment of deferred acquisition consideration	(864)	—

Net cash used in financing activities	(27,593)	(10,956)

Effect of exchange rate changes on cash and cash equivalents	212	7

Net decrease in cash and cash equivalents	(147)	(13,341)
Cash and cash equivalents, beginning of period	81,047	86,927

Cash and cash equivalents, end of period	$80,900	$73,586

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results for the year ending December 31, 2012, or any other period.

Note 2 — Acquisition

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims. Of the $2.3 million Holdback, up to $0.9 million was contingent on the retention of certain employees for a period of time and on the extension of a certain lease. As of May 2012, both contingency provisions have elapsed with the full amount payable to Knowledge Platform. As of September 30, 2012, $1.4 million of the Holdback had been paid by the Company and $0.9 million of the Holdback remains in accrued expenses in the Consolidated Balance Sheet. The results of Springboard, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Business Technology segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

Intangible assets are amortized according to the expected cash flows to be received. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Useful
	Assigned	Life
	Value	(in years)
Customer relationships	$3,605	7.5
Research content	1,080	1.5
Backlog	130	1.0

	$4,815

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2012
Available-for-sale securities
State and municipal obligations	$19,051	$30	$(5)	$19,076
Federal agency and corporate obligations	128,190	495	(4)	128,681

Total short-term available-for-sale securities	147,241	525	(9)	147,757
ARS, long-term	11,000	—	(1,211)	9,789

Total available-for-sale securities	$158,241	$525	$(1,220)	$157,546

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2011
Available-for-sale securities
State and municipal obligations	$9,485	$9	$(12)	$9,482
Federal agency and corporate obligations	127,717	127	(335)	127,509

Total short-term available-for-sale securities	137,202	136	(347)	136,991
ARS, long-term	11,000	—	(1,435)	9,565

Total available-for-sale securities	$148,202	$136	$(1,782)	$146,556

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and nine months ended September 30, 2012 or 2011.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2012. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2012	FY2013	FY2014	Thereafter	Total
State and municipal obligations	$—	$6,477	$10,442	$2,157	$19,076
Federal agency and corporate obligations	12,223	48,514	46,962	20,982	128,681
ARS	—	—	—	9,789	9,789

Total	$12,223	$54,991	$57,404	$32,928	$157,546

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2012
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$9,531	$5	$—	$—
Federal agency and corporate obligations	6,437	4	—	—
ARS	—	—	9,789	1,211

Total	$15,968	$9	$9,789	$1,211

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$2,763	$9	$1,107	$3
Federal agency and corporate obligations	68,962	313	2,043	22
ARS	—	—	9,565	1,435

Total	$71,725	$322	$12,715	$1,460

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,246	$—	$—	$2,246
State and municipal obligations	—	19,076	—	19,076
Federal agency and corporate obligations (2)	—	138,777	—	138,777
ARS	—	—	9,789	9,789

Total	$2,246	$157,853	$9,789	$169,888

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,786	$—	$—	$5,786
State and municipal obligations	—	9,482	—	9,482
Federal agency and corporate obligations (2)	—	128,509	—	128,509
ARS	—	—	9,565	9,565

Total	$5,786	$137,991	$9,565	$153,342

(1)	Included in cash and cash equivalents.
(2)	$10.1 million and $1.0 million included in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest rate reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.11% to 0.46% and 0.12% to 0.60% during the nine months ended September 30, 2012 and 2011, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of interest rates, discounts rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of September 30, 2012 included a weighted average interest rate of 0.30%, a weighted average discount rate of 2.84% and a weighted average holding period of 5 years. The valuation resulted in an unrealized loss recorded in other comprehensive loss in the Consolidated Balance Sheets of $1.2 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2012 and 2011 (in thousands):

ARS
Balance at December 31, 2011	9,565
Sales	—
Total unrealized gains (losses):
Included in other comprehensive income (loss)	224

Balance at September 30, 2012	$9,789

ARS
Balance at December 31, 2010	9,117
Sales	—
Total unrealized gains (losses):
Included in other comprehensive income (loss)	422

Balance at September 30, 2011	$9,539

Note 4 — Non-Marketable Investments

At September 30, 2012 and December 31, 2011, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $7.8 million and $7.9 million, respectively, and is recorded in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $1.4 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain from its non-marketable investments of $0.1 million during the three months ended September 30, 2012, and $0.3 million and $0.6 million during the nine months ended September 30, 2012 and 2011, respectively, which are included in gains on investments, net in the Consolidated Statements of Income. Gains from non-marketable investments were insignificant during the three months ended September 30, 2011. During the third quarter of 2012, the Company identified an error related to the amount of income previously recorded for investments under the equity-method. Income related to equity method investments was understated by approximately $0.4 million in 2007, $0.2 million in 2008 and, based on a revision received by the Company in the third quarter of 2012 to the information that was originally provided to the Company for the year ended December 31, 2011, was overstated by approximately $1.2 million in 2011. Management has concluded that these errors are immaterial to all prior period financial statements and recorded a correction of these errors as a $0.6 million reduction in equity method income in the three months ended September 30, 2012.

Note 5 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2012 (in thousands):

Workforce
Reduction
Accrual at December 31, 2011	$375
Additions	1,431
Cash payments	(1,672)

Accrual at September 30, 2012	$134

In the first quarter of 2012 the Company realigned its sales force to simplify the selling process to its customers and to increase the productivity of the sales organization. The Company incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. The Company incurred an additional $1.4 million of severance and related costs in the nine months ended September 30, 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. The remaining accrual at September 30, 2012 is expected to be paid by the end of 2012.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	22,398	22,620	22,573	22,672
Weighted average common equivalent shares	460	462	445	507

Diluted weighted average common shares outstanding	22,858	23,082	23,018	23,179

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	967	447	644	209

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the nine months ended September 30, 2012 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2011	2,130	$27.46
Granted	381	33.84
Exercised	(323)	24.72
Forfeited	(105)	30.91

Outstanding at September 30, 2012	2,083	$28.88	6.43	$4,339

Exercisable at September 30, 2012	1,202	$26.19	4.77	$3,973

Restricted stock unit (RSU) activity for the nine months ended September 30, 2012 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	267	$29.93
Granted	179	33.88
Vested or settled	(49)	27.60
Forfeited	(72)	27.68

Unvested at September 30, 2012	325	$32.96

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of services and fulfillment	$835	$678	$2,213	$1,325
Selling and marketing	207	294	638	686
General and administrative	367	440	1,070	1,082

Total	$1,409	$1,412	$3,921	$3,093

In 2009 the Company issued to its employees 95,496 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2012, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2011 performance were achieved. Based on 2011 financial performance, 40% of the then outstanding RSUs vested on April 1, 2012. Compensation expense in 2010 and 2009 was recognized based on an estimate of 100% vesting of the RSUs and in the second quarter of 2011 the Company modified its assessment of vesting to the 40% level.

In 2010 the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continues to utilize a zero percent vesting estimate in 2012. In addition, Forrester issued approximately 42,000 RSUs during 2010 that generally vest equally over a four-year period.

In 2011 the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continues to utilize a zero percent vesting estimate in 2012. In addition, Forrester issued approximately 48,000 RSUs during 2011 that generally vest equally over a four-year period.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	0.62%	0.14%	1.11%	0.08%
Expected dividend yield	1.7%	1.7%	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	31%	40%	28%
Weighted average fair value	$9.42	$6.89	$10.01	$7.56

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	0.87%	0.14%	1.29%	0.14%
Expected dividend yield	1.7%	1.7%	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	40%	31%	40%	28%
Weighted average fair value	$9.81	$6.87	$10.53	$7.55

Dividends

In the first nine months of 2012 the Company declared and paid dividends of $0.42 per share or $9.5 million in the aggregate. In October 2012, the Company declared a dividend of $0.14 per share payable on December 19, 2012 to shareholders of record as of December 5, 2012.

Treasury Stock

In October 2012 the Company’s Board of Directors approved an additional $50.0 million to purchase common stock under the stock repurchase program, bringing the total authorization under the program to $310.0 million. The shares repurchased may be used, among other things, in connection with the Company’s employee and director equity incentive and purchase plans. During the nine months ended September 30, 2012 the Company repurchased approximately 0.8 million shares of common stock at an aggregate cost of approximately $26.2 million. As of September 30, 2012, the Company had cumulative repurchases of approximately 9.0 million shares of common stock at an aggregate cost of approximately $207.2 million under the program.

Note 8 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, foreign exchange gains or losses on the remeasurement of deferred tax liabilities and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise. The primary discrete items in the nine months ended September 30, 2012 include a $5.5 million deferred tax benefit recognized in the third quarter of 2012 resulting from the settlement of a tax audit at one of the Company’s foreign subsidiaries, a reduction in the reserve for uncertain tax positions and deductions from disqualified dispositions of incentive stock options. The primary discrete item in the nine months ended September 30, 2011 was a remeasurement loss of a euro-denominated deferred tax liability.

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

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2012
Revenue	$38,630	$29,579	$302	$68,511
Direct margin	25,645	20,261	(726)	45,180
Selling, marketing, administrative and other expenses				(37,424)
Amortization of intangible assets				(579)

Income from operations				$7,177

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2011
Revenue	$39,365	$29,009	$1,400	$69,774
Direct margin	26,556	19,675	410	46,641
Selling, marketing, administrative and other expenses				(36,213)
Amortization of intangible assets				(679)

Income from operations				$9,749

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2012
Revenue	$118,845	$89,614	$9,405	$217,864
Direct margin	78,687	61,012	3,241	142,940
Selling, marketing, administrative and other expenses				(117,895)
Amortization of intangible assets				(1,779)

Income from operations				$23,266

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2011
Revenue	$113,650	$85,219	$10,097	$208,966
Direct margin	75,965	57,137	4,603	137,705
Selling, marketing, administrative and other expenses				(112,244)
Amortization of intangible assets				(1,898)

Income from operations				$23,563

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, anticipated increases in our sales force, future capital expenditures, continued payment of dividends, and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, our ability to respond to business and economic conditions and market trends, including the potential impact of the “fiscal cliff” arising from scheduled federal spending cuts and tax increases set for the end of 2012, the risks and challenges inherent in international business activities, competition and industry consolidation, the ability to attract and retain professional staff, our dependence on key personnel, the possibility of network disruptions and security breaches, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Deferred revenue, agreement value, client retention, dollar retention, enrichment and number of clients are metrics we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:

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

•

Clients – we count as a single client the various divisions and subsidiaries of a corporate parent and we also aggregate separate instrumentalities of the federal, state, and provincial governments as single clients.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Deferred revenue	$124.9	$117.5	$7.4	6%
Agreement value	$221.6	$211.2	$10.4	5%
Client retention	78%	81%	(3)	(4%)
Dollar retention	91%	91%	—	—
Enrichment	96%	104%	(8)	(8%)
Number of clients	2,498	2,508	(10)	—

The growth rate of agreement value at September 30, 2012 of 5% has trended down from the growth rate of 10% in the first quarter of 2012 and 7% in the second quarter of 2012 as compared to the prior year periods. The decrease in the agreement value growth rate is primarily due to a continuing decrease in our enrichment rates, which at 96% for the 12-month period ending September 30, 2012, reflects a decline in the contract value of existing clients as they renewed their contracts. Dollar retention rates remain near historic highs.

Effective as of June 30, 2012, we modified our calculation of the number of clients in accordance with an automated system that counts as a single client the various divisions and subsidiaries of a corporate parent and also aggregates separate instrumentalities of federal, state, and provincial governments. The number of clients as of September 30, 2011 has been recalculated to conform to the current methodology; however prior period client and dollar retention and enrichment are not recalculated. Accordingly, the client and dollar retention and enrichment percentages at September 30, 2012 are directionally but not absolutely indicative of the actual change from the comparable period in 2011.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Research services	73.4%	70.6%	69.4%	67.5%
Advisory services and other	26.6	29.4	30.6	32.5

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	37.6	35.9	37.9	37.6
Selling and marketing	35.5	35.7	34.7	36.6
General and administrative	12.3	11.4	12.2	12.0
Depreciation	3.3	2.0	3.0	1.6
Amortization of intangible assets	0.8	1.0	0.8	0.9
Reorganization costs	—	—	0.7	—

Income from operations	10.5	14.0	10.7	11.3
Other income (expense), net	0.5	0.5	0.4	0.1
Gains on investments, net	0.2	—	0.1	0.3

Income before income taxes	11.2	14.5	11.2	11.7
Income tax provision	(3.9)	6.3	1.4	5.0

Net income	15.1%	8.2%	9.8%	6.7%

Three and Nine Months Ended September 30, 2012 and June 30, 2011

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$68.5	$69.8	$(1.3)	(2%)
Revenues from research services	$50.3	$49.2	$1.1	2%
Revenues from advisory services and other	$18.2	$20.5	$(2.3)	(11%)
Revenues attributable to customers outside of the U.S.	$19.5	$20.5	$(1.0)	(5%)
Percentage of revenue attributable to customers outside of the U.S.	28%	29%	(1)	(3%)
Number of clients (at end of period)	2,498	2,508	(10)	(0%)
Number of events	3	2	1	50%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$217.9	$209.0	$8.9	4%
Revenues from research services	$151.1	$141.1	$10.0	7%
Revenues from advisory services and other	$66.7	$67.8	$(1.1)	(2%)
Revenues attributable to customers outside of the U.S.	$61.0	$62.0	$(1.0)	(2%)
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7%)
Number of events	10	10	—	—

Total revenues decreased by 2% and increased by 4% during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in the prior year. Total revenues were driven by a 2% and 7% increase in research services revenue during the three and nine months ended September 30, 2012, respectively, while advisory services and other revenue decreased by 11% and 2% during the three and nine months ended September 30, 2012, respectively. Foreign exchange fluctuations from the prior year had the effect of reducing revenue growth by 2% and 1% for the three and nine months ended September 30, 2012, respectively, while the effect of the Springboard Research acquisition in May 2011 had an insignificant impact on revenue growth during the 2012 periods. Revenues from customers outside the U.S. during the nine months ended September 30, 2012 compared to the prior year declined by 2 points as a percent of total revenues due to both the effect of foreign currency rates and to a decline in revenue from the European region. The general economic conditions in Europe have contributed to a difficult selling environment in that region. We expect overall revenue growth for the fourth quarter of 2012 to range from a decline of 4% to growth of 2%.

Research services revenues are recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. Accordingly, the increase in research services revenues during 2012 reflects increased contract bookings during the prior twelve-month period. Revenue growth over the comparable periods in 2011 has trended downward during each of the first three quarters of 2012 reflecting a trend downward in the year-over –year growth in contract bookings during this period.

Revenue from advisory services and other decreased 11% during the three months ended September 30, 2012 due to a $1.1 million decrease in event revenues and a decline in advisory and consulting revenue during the quarter as compared to the prior year quarter. The decline in event revenue resulted principally from the smaller scope of events in the current quarter as compared to the events held in the prior year quarter. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the tables above. The decline in advisory and consulting revenue was due primarily to lower productivity during the quarter and to higher attrition of research analysts as compared to the prior year. Revenue from advisory services and other decreased 2% during the nine months ended September 30, 2012 due primarily to the same factors that impacted revenue during the third quarter.

Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$25.7	$25.1	$0.6	3%
Cost of services and fulfillment as a percentage of total revenues	37.6%	35.9%	1.7	5%
Number of research and fulfillment employees (at end of period)	531	552	(21)	(4%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$82.5	$78.6	$3.9	5%
Cost of services and fulfillment as a percentage of total revenues	37.9%	37.6%	0.3	1%

The increase in cost of services and fulfillment expenses during the three months ended September 30, 2012 compared to the prior year period is primarily the result of increased salary and benefit costs resulting from annual pay increases and higher incentive bonuses (partially offset by salary savings from lower average headcount in 2012) and due to higher travel and entertainment costs. These increases were partially offset by lower event costs as the third quarter 2012 events were smaller in scope as compared to the events in the prior year quarter. The increase in costs of services and fulfillment as a percentage of total revenues during the three months ended September 30, 2012 compared to the prior period is primarily due to the reduction in both event and advisory/consulting revenue compared to the prior year.

The increase in cost of services and fulfillment expenses during the nine months ended September 30, 2012 compared to the prior year period is primarily the result of increased salary and benefit costs resulting from annual pay increases and higher incentive bonuses (partially offset by salary savings from lower average headcount in 2012), increased professional services fees in support of consulting revenue and an increase of $0.9 million of stock compensation costs resulting from a credit to expense in the 2011 period resulting from a change in estimate for the amount of performance-based RSUs that would vest.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$24.3	$24.9	$(0.6)	(2%)
Selling and marketing expenses as a percentage of total revenues	35.5%	35.7%	(0.2)	(1%)
Selling and marketing employees (at end of period)	510	490	20	4%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$75.7	$76.4	$(0.7)	(1%)
Selling and marketing expenses as a percentage of total revenues	34.7%	36.6%	(1.9)	(5%)

The decrease in selling and marketing expenses during the three and nine months ended September 30, 2012 compared to the prior year periods is primarily the result of a decrease in total compensation costs resulting from lower sales commissions principally due to modifications to our sales commission plan in 2012. The decrease in commissions was partially offset by an increase in incentive bonuses and salary and benefits resulting from an increase in the number of selling and marketing employees. The decrease in selling and marketing expenses as a percentage of total revenues during the 2012 periods is primarily due to lower commission expense as a percentage of sales. Subject to the business environment, we intend to expand our sales force by 15% to 20% in 2013 as compared to 2012. Increased sales of our research services are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$8.4	$7.9	$0.5	6%
General and administrative expenses as a percentage of total revenues	12.3%	11.4%	0.9	8%
General and administrative employees (at end of period)	177	180	(3)	(2%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$26.7	$25.2	$1.5	6%
General and administrative expenses as a percentage of total revenues	12.2%	12.0%	0.2	2%

The increase in general and administrative expenses during the three and nine months ended September 30, 2012 compared to the prior year periods is primarily due to an increase in professional services costs principally related to information technology projects, including our updated website, and an increase in salary and benefits costs.

Depreciation

Depreciation expense increased by $0.8 million and $3.2 million during the three and nine months ended September 30, 2012, respectively, compared to the prior year periods primarily due to the initiation of depreciation for our new corporate headquarters in August 2011 and our new website in March 2012.

Amortization of Intangible Assets

Amortization expense has remained essentially consistent during 2012 as compared to the prior year.

Reorganization Costs

We incurred reorganization costs of $1.4 million during the nine months ended September 30, 2012. In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers and to increase the productivity of the sales organization. We incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. We incurred an additional $1.4 million of severance and related costs during 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. We do not anticipate incurring any additional costs related to these initiatives and expect that all amounts incurred will be paid by the end of 2012.

Other Income, Net

Other income, net, decreased by $21,000 and increased by $0.6 million during the three and nine months ended September 30, 2012, respectively. The increase during the nine month period of 2012 was primarily due to lower net foreign exchange losses in the 2012 period as compared to the prior year period.

Gains on Investments, Net

Gains on investments primarily represent our share of equity method investment gains from our technology-related investment funds. The decrease in gains during the nine months ended September 30, 2012 is primarily due to a smaller increase in the valuation of certain assets within the funds as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$(2.7)	$4.4	$(7.1)	(161%)
Effective tax rate	(35.0%)	43.4%	(78.4)	(181%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.1	$10.4	$(7.3)	(70%)
Effective tax rate	12.8%	42.4%	(29.6)	(70%)

The decrease in the effective tax rate during the 2012 periods as compared to the prior year periods is due to a $5.5 million deferred tax benefit recognized in the third quarter of 2012 resulting from the settlement of a tax audit at one of our foreign subsidiaries, a reduction in the reserve for uncertain tax positions and higher deductions from disqualified dispositions of incentive stock options in the 2012 periods as compared to the 2011 periods. In addition, the nine months ended September 30, 2012 includes a remeasurement gain of a euro-denominated deferred tax liability compared to a remeasurement loss in the 2011 period.

Segment Results

We are organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which are considered operating segments, are: Business Technology (“BT”), and Marketing and Strategy (“M&S”). In addition, our Events segment supports both client groups. Each client group generates revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events. In the second quarter of 2012, we modified our management structure by consolidating our former Technology Industry client group segment into our two remaining client groups: Business Technology and Marketing and Strategy. In addition, in the first quarter of 2012, we modified our calculation of segment direct margin to exclude certain marketing costs and Springboard integration costs and to include certain business development costs. Accordingly, the 2011 amounts have been reclassified to conform to the current presentation.

We evaluate reportable segment performance based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles.

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2012
Revenue	$38,630	$29,579	$302	$68,511
Direct margin	$25,645	$20,261	$(726)	$45,180

Year over year revenue growth	-2%	2%	-78%	-2%
Direct margin percentage	66.4%	68.5%	-240.4%	65.9%

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2011
Revenue	$39,365	$29,009	$1,400	$69,774
Direct margin	$26,556	$19,675	$410	$46,641

Direct margin percentage	67.5%	67.8%	29.3%	66.8%

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2012
Revenue	$118,845	$89,614	$9,405	$217,864
Direct margin	$78,687	$61,012	$3,241	$142,940

Year over year revenue growth	5%	5%	-7%	4%
Direct margin percentage	66.2%	68.1%	34.5%	65.6%

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2011
Revenue	$113,650	$85,219	$10,097	$208,966
Direct margin	$75,965	$57,137	$4,603	$137,705

Direct margin percentage	66.8%	67.0%	45.6%	65.9%

BT revenue decreased 2% and increased 5% for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. Research services revenues increased 2% and 6%, respectively, for each of the periods compared to the prior year periods while advisory services and other decreased 12% and increased 2%, respectively, for each of the periods compared to the prior year periods. The decrease in direct margin percentage for the 2012 periods compared to the prior year is primarily due to the decrease in advisory services revenue in the third quarter of 2012 compared to 2011.

M&S revenue increased 2% and 5% for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods, primarily resulting from growth in research services of 2% and 9%, respectively. Advisory services and other increased 1% and decreased 4% for the three and nine months ended September 30, 2012, respectively. The increase in direct margin percentage during the 2012 periods compared to the prior year is primarily due to expenses growing at a slower rate than revenue, primarily due to savings from a decrease in headcount during 2012 compared to 2011.

Events revenue decreased 78% and 7% for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. During 2012 we repositioned our events to more closely align with our roles resulting in an increased amount of smaller, co-located role-based events in comparison to larger combined events in the prior year. Co-located events enable our clients to attend multiple events with one event ticket and are considered as a single event. The decrease in revenue during the 2012 periods is primarily due to the smaller scope of events held in 2012 as compared to the prior year, resulting in less event ticket revenue. The decrease in direct margin percentage during 2012 is primarily due to lower event ticket revenue compared to the prior year.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the nine months ended September 30, 2012, are annually renewable and are generally payable in advance. We generated cash from operating activities of $43.2 million and $46.5 million during the nine months ended September 30, 2012 and 2011, respectively. The $3.3 million decrease in cash provided from operations for the nine months ended September 30, 2012 is primarily attributable to an increase in cash paid for taxes during the 2012 period.

During the nine months ended September 30, 2012, we used $16.0 million of cash from investing activities, consisting primarily of $12.2 million in net purchases of marketable investments and $4.8 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and computer equipment. We expect property and equipment purchases to be in the range of $5.0 million to $8.0 million in 2012. During the nine months ended September 30, 2011, we used $48.9 million of cash from investing activities, consisting primarily of $22.1 million in net purchases of marketable investments, $33.2 million of purchases of property and equipment and $7.2 million for acquisitions. The property and equipment purchases were partially funded by $13.3 million of restricted cash that had been placed in escrow for such purchases. Property and equipment purchases during the 2011 period consisted of leasehold improvements for new facilities as well as purchases of software and computer equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $27.6 million of cash from financing activities during the nine months ended September 30, 2012 resulting from $26.2 million of purchases of our common stock and $9.5 million of dividend payments, partially offset by $8.5 million of proceeds from exercises of stock options and our employee stock purchase plan. We used $11.0 million of cash from financing activities during the nine months ended September 30, 2011 resulting from $18.4 million of purchases of our common stock, partially offset by $7.0 million of proceeds from exercises of stock options and our employee stock purchase plan. In October 2012 our board of directors approved a $50 million increase to our stock repurchase program, which brought the available authorization to approximately $100 million. In addition, we announced our intention to repurchase $100 million of our common stock through 2013, which, if completed, would represent a significant increase in the rate of our repurchase activity. Our future purchases of our common stock may be affected by, among other things, market conditions, business opportunities and unanticipated events.

As of September 30, 2012, we held approximately $9.8 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.

As of September 30, 2012, we had cash and cash equivalents of $80.9 million and marketable investments of $157.5 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, repurchases of our common stock and capital expenditure requirements for at least the next two years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized an aggregate $310.0 million to purchase common stock under our stock repurchase program, including $50.0 million authorized in October 2012 and $60.0 million authorized in 2010. During the quarter ended September 30, 2012, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1 - July 31	93,649	$31.47	$59,001
August 1 - August 31	123,015	$29.48	$55,374
September 1 - September 30	86,007	$29.29	$52,855	(2)

	302,671

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.
(2)	Excludes $50.0 million authorized in October 2012.

ITEM 6. EXHIBITS

10.1+	Separation Agreement between the Company and Gregory Nelson, effective September 13, 2012.

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

+	Denotes management contract or compensation arrangements.
*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.
By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer
(Principal financial officer)

Date: November 9, 2012

Exhibit Index

Exhibit No.	Document

10.1+	Separation Agreement between the Company and Gregory Nelson, effective September 13, 2012.

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

+	Denotes management contract or compensation arrangements.
*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.