Form 10-K
period 2012-12-31
FORRESTER RESEARCH, INC.
filed 2013-03-18
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $484,000,000.

As of March 13, 2013, 22,335,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2013 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, future growth rates, anticipated increases in our sales force, future capital expenditures, remediation of our internal control over financial reporting and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Using Targeted, Global Client-Centric Sales Channels.    Our business is organized into two principal global client groups that support our role-based strategy and are closely aligned with our client base: the Business Technology Client Group and the Marketing & Strategy Client Group. Senior practice leaders within our client groups focus on creating and delivering relevant research and related products and services to the professional roles we serve. Our Events operations support both client groups. We sell our products and services directly through a global sales force with sales personnel focusing on the needs of professionals in the roles we serve.

In 2012 we collapsed our three previous client groups into two. The practice leaders formerly associated with the Technology Industry (TI) Client Group were assigned to the remaining two groups. We continue to produce research relevant to professionals in roles previously serviced by the TI Client Group and sell tailored products and services to technology industry clients. In 2012 we reorganized our sales force to simplify the sales process. Our sales personnel, formerly focused on selling to professionals in the roles covered by a specific client group, now sell our products and services to all professional roles within the clients they service. In January 2013 we further refined our sales structure to streamline the selling process and improve client service. Our sales force, managed by a chief sales officer with global sales management responsibility, operates out of various locations in North America, Europe, Asia and Australia. We also sell our products and services through independent sales representatives in select international locations.

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.    We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,400 client companies as of December 31, 2012 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals. In addition to our expanded presence in Asia as a result of our acquisition of Springboard Research in 2011, we intend to continue to expand our coverage of global markets as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

RoleViewTM Research

Our primary syndicated research product, RoleView, provides clients with access to our core syndicated research designed to inform their strategic decision-making. Our various RoleView research offerings, including IT View, M&S View, and TI View, each consists of a library of cross-linked documents that interconnect our reports, data, product rankings, best practices, evaluation tools, and research archives. RoleView research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts. Through this access structure, each of our RoleView research offerings addresses the interplay of an individual client’s responsibilities and goals, business demands, and organizational and technology capabilities.

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

Clients subscribing to our RoleView research products may choose between two membership levels:

•

RoleView Member Licenses.    RoleView Member Licenses include access to the written research, as well as Inquiry with analysts, one Event seat, and access to Forrester Webinars. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists. Events bring together executives and other participants for one or multi-day conferences to network with their peers and to hear business leaders discuss the issues and solutions most pertinent to their roles and responsibilities. Forrester Webinars are hour-long Web-based conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Webinars are also made available for member download.

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

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•

Consumer Technographics® Data & Services.    Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 335,000 households and individuals in North America, Europe, Russia, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple offerings including: Global Technographics, North American Technographics, European Technographics, Russian Technograhics, Asia Pacific Technographics, and Latin America Technographics. Additionally, clients have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•

Forrester’s ForrsightsTM for Business Technology.    Forrester’s Forrsights is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. We annually survey more than 45,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption trends, budgets, business organization, decision processes, purchase plans, and brand preferences. Forrester’s Forrsights clients also have access to a dedicated data advisor to assist in utilizing appropriate data to achieve desired outcomes.

•

Forrester’s Tech Marketing Navigator offering is a decision support tool that measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 25,000 business and technology executives and consumers in North America, Europe, Asia Pacific, and Latin America. Technology marketing professionals rely on Forrester Tech Marketing Navigator to make a wide range of key decisions around content, messaging, sequencing of activities, specific media that need to work globally and locally, and demand-generation choices. The Forrester Tech Marketing Navigator offering includes access to an online decision tool and a data advisor.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView research offerings and our data products and services to deliver focused insights and recommendations to assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk, and making large technology investments. For example, we help information technology professionals with vendor selection, compare best practices, analyze whether outsourcing is advisable, and validate technology infrastructure; marketing and strategy professionals with consumer product strategy, direct marketing technology investments, eBusiness strategy, and interactive marketing strategy, including social media; and we assist technology industry professionals with market and competitive assessments, go-to-market strategy, custom market research, and product development.

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

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. As discussed above, we reorganized our sales force in 2012 and further refined our structure in January 2013. Previously, our direct sales resources operated through customer-focused segments related principally to the size of our customers in terms of revenues, with a separate segment (Prospective) focused on new business. Beginning in January 2013, our Premier segment continues to focus on coordinated account management for selling to our largest clients, and all of our other direct sales resources now operate through geographic segments in North America, Europe and Asia Pacific that focus on selling to and servicing customers and prospects within the particular geographies. We also sell our products and services through independent sales representatives in select international locations. We employed 462 salespersons as of December 31, 2012, an increase of 5% from 438 as of December 31, 2011. We also sell certain of our research products directly online through our website.

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

As of December 31, 2012, our research was delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2012 revenues.

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

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value decreased less than 1% to $220.4 million at December 31, 2012 from $221.1 million at December 31, 2011.

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

Employees

As of December 31, 2012, we employed a total of 1,236 persons, including 432 research staff and 462 sales personnel.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in approximately 60 countries and approximately 28% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local sales representative may not want to continue to do business with us or our new representative.

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

The Ability to Attract and Retain Qualified Professional Staff.    Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. We have also experienced challenges with effectively implementing changes to our sales organization, and our future success will depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

Any Weakness Identified in Our System of Internal Controls by Us and Our Independent Registered Public Accounting Firm Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 Could Have an Adverse Effect on Our Business.    Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. As disclosed in Item 9A of this report, we have identified a material weakness as of December 31, 2012 in our internal control over financial reporting because we did not maintain effective controls over revenue related to our advisory services and consulting projects. Our management has taken action to begin remediating this material weakness, but we cannot be certain when remediation will have been completed. In future periods, we may identify additional deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

We May Realize Losses on Our Investments or Be Unable to Liquidate These Investments at Desired Times and in Desired Amounts.    At December 31, 2012, we had approximately $9.0 million of long-term marketable investments in municipal notes with an auction reset feature. In February 2008, auctions had begun to fail for these securities and have continued to fail, which means that the parties wishing to sell securities in the normal auction process could not. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London, Paris and New Delhi. In 2012 we entered into a new lease for approximately 14,000 square feet in New Delhi, with a nine-year term (cancellable after three years) that expires July 12, 2021. Our San Francisco lease is for approximately 19,000 square feet, with a 63-month term that expires June 30, 2016. Our New York lease is for approximately 15,200 square feet, with an initial term of ten years until December 31, 2020. The London lease is for approximately 17,800 square feet, with a term of eleven years until September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. We did not declare or pay any dividends during the fiscal year ended December 31, 2011. In February 2012 our Board of Directors declared a quarterly dividend of $0.14 per that was paid on March 21, 2012, and quarterly dividends of $0.14 per share were subsequently declared and paid in the second, third and fourth quarters of 2012. On February 13, 2013, we announced an increase in our regular quarterly dividend to $0.15 per share. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 13, 2013 there were approximately 42 stockholders of record of our common stock. On March 13, 2013 the closing price of our common stock was $29.32 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2012 and December 31, 2011:

	2012		2011
	High	Low	High	Low
First Quarter	$36.15	$31.37	$38.75	$28.72
Second Quarter	$36.00	$30.90	$40.00	$32.68
Third Quarter	$34.46	$20.60	$34.40	$29.15
Fourth Quarter	$31.00	$26.22	$39.77	$30.75

Through 2012, our Board of Directors authorized an aggregate $310.0 million to purchase common stock under our stock repurchase program, including $50.0 million authorized in 2012. As of December 31, 2012 we had repurchased approximately 9.2 million shares of common stock at an aggregate cost of $210.8 million.

During the quarter ended December 31, 2012 we repurchased the following shares of our common stock under the stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program

			(In thousands)
October 1- October 31	95,166	$29.82	$99,975
November 1—November 30	27,723	$29.52	$99,157
December 1—December 31	—	$—

	122,889

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2007 through December 31, 2012 with the cumulative return during the same period for the Nasdaq Stock Market (U.S. Companies) and the Russell 2000, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$202,998	$191,648	$168,508	$157,726	$155,339
Advisory services and other	89,932	91,968	82,218	75,626	85,536

Total revenue	292,930	283,616	250,726	233,352	240,875
Operating income	30,659	36,997	30,750	32,420	37,964
Other income and gains (losses) on investments, net	851	1,648	3,550	1,315	6,846
Net income	$25,574	$23,010	$20,507	$18,866	$29,215
Basic income per common share	$1.14	$1.02	$0.91	$0.83	$1.27
Diluted income per common share	$1.12	$0.99	$0.89	$0.82	$1.24
Basic weighted average shares outstanding	22,500	22,666	22,478	22,645	23,062
Diluted weighted average shares outstanding	22,929	23,164	23,063	22,884	23,585

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$242,656	$227,603	$216,034	$259,792	$259,929
Working capital	155,236	158,098	146,140	190,667	166,001
Total assets	487,832	487,578	450,477	470,196	454,951
Deferred revenue	150,479	147,887	131,521	117,888	113,844
Total liabilities	190,762	196,843	178,570	158,251	151,454
Cash dividends declared	12,588	—	68,414	—	—

The following items impact the comparability of our consolidated data:

•

Cash dividends in 2012 represent quarterly dividends of $0.14 per share declared and paid during 2012. Cash dividends in 2010 represent a special dividend of $3.00 per common share declared and paid in the fourth quarter of 2010.

•	The 2009 operating income amount includes a $5.4 million reorganization charge for facility consolidations and a reduction-in-force of approximately 50 employees.

•	The results of JupiterResearch, LLC, and its parent company, JUPR Holdings, Inc. (“JupiterResearch”) are included in our consolidated results beginning July 31, 2008, the date of acquisition.

•

The 2012 other income and gains (losses) on investments, net amount includes $0.8 million ($0.5 million after tax) of losses on investments of which $1.4 million of losses ($0.8 million after tax) relate to 2011 and $0.6 million ($0.3 million after tax) of gains relate to prior periods.

•

The 2008 other income and gains (losses) on investments, net amount includes a net foreign exchange loss of approximately $1.6 million ($1.2 million after tax) resulting primarily from the remeasurement of certain intercompany payables and receivables. Of the net $1.6 million loss, approximately $1.9 million related to periods prior to 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships to our research products and services, performing advisory services and consulting projects, and hosting events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

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

•

Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2012.

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

•

Clients — we count as a single client the various divisions and subsidiaries of a corporate parent and we also aggregate separate instrumentalities of the federal, state, and provincial governments as single clients.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Deferred revenue	$150.5	$147.9	$2.6	2%
Agreement value	$220.4	$221.1	$(0.7)	—
Client retention	77%	80%	(3)	(4%)
Dollar retention	90%	90%	—	—
Enrichment	95%	101%	(6)	(6%)
Number of clients	2,462	2,495	(33)	(1%)

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2011	2010
Deferred revenue	$147.9	$131.5	$16.4	12%
Agreement value	$221.1	$202.7	$18.4	9%
Client retention	80%	80%	—	—
Dollar retention	90%	91%	(1)	(1%)
Enrichment	101%	104%	(3)	(3%)
Number of clients	2,495	2,272	223	10%

Agreement value at December 31, 2012 showed a decline of less than 1% from December 31, 2011. The year-over-year growth rates in agreement value trended downward during each consecutive quarter of 2012 primarily due to a continuing decrease in our enrichment rates, which, at 95% for the 12-month period ending December 31, 2012, represents a 6% decrease from the prior period. We attribute the decline in the enrichment rate to the challenges associated with the implementation of the sales reorganization in January 2012 combined with high sales employee attrition during 2012. Client retention, dollar retention and number of clients at December 31, 2012 remain near historical levels.

Deferred revenue and agreement value increased significantly at December 31, 2011 as compared to 2010 due to increased demand for our products and services due to the improvements in the economy during this period and as we increased the number of sales personnel during both 2010 and 2011.

Effective in 2012, we modified our calculation of the number of clients in accordance with an automated system that counts as a single client the various divisions and subsidiaries of a corporate parent and also aggregates separate instrumentalities of federal, state, and provincial governments. The number of clients as of December 31, 2011 and 2010 has been recalculated to conform to the current methodology; however 2011 and 2010 client and dollar retention and enrichment are not recalculated. Accordingly, the client and dollar retention and enrichment percentages at December 31, 2012 are directionally but not absolutely indicative of the actual change from the comparable period in 2011.

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

We generate revenues from licensing memberships to our research (including our data products), performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the discount is applied ratably to the research and data products only (which commence delivery on the first day of the contract), as the undelivered products in the contract (advisory services or events) would be refundable to the customer at list price. We obtain the selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. Research service revenues are recognized ratably over the term of the contract. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011, were accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period based on the new guidance that permits alternative methods of determining selling prices as it relates to the components that we do not sell on a standalone basis, such as research services in our case. Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. For contracts entered into through January 2013, we offered our clients a service guarantee, which gives our clients the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•

Stock-Based Compensation.    Stock-based compensation is recognized as an expense based upon the fair value of the award at the time of grant. The determination of the fair value of stock-based compensation requires significant judgment and the use of estimates, particularly surrounding assumptions such as stock price volatility, expected option lives, dividend yields and forfeiture rates. These estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). Expected dividend yields are based on expectations of current and future dividends, if any. We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. In addition, for our performance-vested restricted stock units, we make estimates of the performance outcome at each period end in order to estimate the actual number of shares that will be earned. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate or performance outcomes are materially different from our estimates, or if our estimates of forfeitures or performance outcomes are modified in a future period, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period. For example, during 2011 we modified our estimates of the performance outcome for RSUs issued during 2009 and 2010 that resulted in a credit of $0.9 million being recorded in 2011 related to expense recognized in prior periods related to these RSUs.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $6.9 million at December 31, 2012. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2012, we had $86.9 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of

November 30, 2012 and concluded that the fair values of each of our reporting units substantially exceeded their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

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

As of December 31, 2012, we held municipal bonds with a fair value of $9.0 million ($11.0 million at par value) with an auction reset feature (“auction rate securities” or “ARS”). The fair value of the ARS was determined by utilizing a discounted cash flow approach, which is considered a Level 3 valuation. The assumptions used in preparing the discounted cash flow model include estimates, based on data available at December 31, 2012, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which may lead us in the future to record additional losses for these securities. We classified these ARS as available-for-sale securities and determined that the losses were not considered other-than-temporary and were not due to credit losses. Accordingly, changes in the market value of the ARS have been recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011. If market conditions deteriorate further, we may be required to record unrealized losses in accumulated other comprehensive income (loss) or impairment charges within the Consolidated Statements of Income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

At December 31, 2012, we held $167.0 million of marketable investments that were valued using Level 2 inputs. Level 2 investments are initially valued at the transaction price and subsequently valued, at the end of each reporting period, by our investment managers utilizing third party pricing services, which consists of one price per instrument. We do not obtain pricing or quotes from brokers directly and historically we have not adjusted prices obtained from our investment managers for our non-ARS portfolio. We verify the pricing information obtained from our investment managers by obtaining an understanding of the pricing methodology and inputs utilized by the pricing services to value our particular investments, as well as an understanding of the controls and procedures utilized by our investment managers to both ensure the accurate recording and to validate the pricing of our investments obtained from the pricing services on an annual basis.

Our marketable investments consist solely of high credit quality corporate and municipal bonds with a weighted average credit rating AA and do not include difficult to value features. The majority of our marketable investments are in large corporate notes.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss).

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

Results of Operations for the years ended December 31, 2012, 2011 and 2010

The financial results for the year ended December 31, 2012 included in this report differ from those included in our earnings release issued February 13, 2013 in that they reflect an additional $750,000 ($450,000 after tax) loss on investments related to one of our technology-related investment funds. After the issuance of our earnings release we received updated financial results from one of our investment funds indicating an increase in unrealized investment losses for the fund as of December 31, 2012. We record a portion of the fund’s operating results, based on our ownership interest in the fund, as investment gains (losses) in our Consolidated Statements of Income. This resulted in (1) a decrease in our net income for the quarter ended December 31, 2012 from the previously announced $4.7 million to $4.3 million and a corresponding decrease in diluted and basic income per share for the quarter ended December 31, 2012 from the previously announced $0.21 to $0.19, and (2) a decrease in our net income for the year ended December 31, 2012 from the previously announced $26.0 million to $25.6 million and a corresponding decrease in diluted and basic income per share for the year ended December 31, 2012 from the previously announced $1.13 to $1.12 and from $1.16 to $1.14, respectively. This charge did not result in a change in our pro forma income from operations or pro forma diluted income per share as reported in our earnings release as we exclude investment gains and losses from pro forma results.

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2012	2011	2010
Revenues:
Research services	69.3%	67.6%	67.2%
Advisory services and other	30.7	32.4	32.8

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	38.0	36.5	37.5
Selling and marketing	34.6	35.8	33.8
General and administrative	12.6	11.8	13.6
Depreciation	3.0	1.9	1.4
Amortization of intangible assets	0.7	0.9	1.4
Reorganization costs	0.5	0.1	—

Income from operations	10.6	13.0	12.3
Other income, net	0.4	0.2	0.5
Gains (losses) on investments, net	(0.2)	0.4	0.9

Income before income taxes	10.8	13.6	13.7
Income tax provision	2.1	5.5	5.5

Net income	8.7%	8.1%	8.2%

2012 compared to 2011

Revenues

	2012	2011	Absolute Increase (Decrease)	Percentage Increase (Decrease)
	(dollars in millions)
Revenues	$292.9	$283.6	$9.3	3%
Revenues from research services	$203.0	$191.6	$11.4	6%
Revenues from advisory services and other	$89.9	$92.0	$(2.1)	(2%)
Revenues attributable to customers outside of the U.S.	$81.8	$85.2	$(3.4)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7%)
Number of clients (at end of period)	2,462	2,495	(33)	(1%)
Number of events	15	15	—	—

The 3% increase in revenues during 2012 as compared to 2011 was driven by a 6% increase in research services revenue while advisory services and other revenue decreased by 2%. Foreign exchange fluctuations from the prior year had the effect of reducing revenue growth by approximately 1% while the effect of the Springboard Research acquisition in May 2011 had an insignificant impact on revenue growth in 2012. Revenues from customers outside the U.S. in 2012 compared to the prior year declined by 2% as a percent of total revenues due to both the effect of foreign currency rates and to a decline in revenue from the European region. The general economic conditions in Europe have contributed to a difficult selling environment in that region.

Research services revenues are recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. Revenue growth trended downward during the second half of 2012 as compared to the first half of 2012, reflecting a trend downward in the year-over–year growth in contract bookings during this period. Accordingly, we expect a continued downward trend in year-over-year research services revenue growth in the first half of 2013.

Revenue from advisory services and other decreased 2% during 2012 due to a $0.4 million decrease in event revenues and a $1.7 million decline in advisory and consulting revenue as compared to the prior year. The decline in event revenue resulted principally from the smaller scope of events in 2012 as compared to the prior year which led to lower event ticket revenue in 2012. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the tables above. The decline in advisory and consulting revenue was due primarily to lower productivity during the year and to higher attrition of research analysts in 2012 as compared to the prior year. Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	2012	2011	Absolute Increase (Decrease)	Percentage Increase (Decrease)
Cost of services and fulfillment (dollars in millions)	$111.2	$103.6	$7.6	7%
Cost of services and fulfillment as a percentage of total revenues	38.0%	36.5%	1.5	4%
Number of research and fulfillment employees (at end of period)	528	543	(15)	(3%)

The increase in cost of services and fulfillment expenses during 2012 compared to the prior year is primarily the result of increased salary and benefit costs resulting from annual pay increases, higher incentive bonuses and a full year of the Springboard Research employee costs from the May 2011 acquisition. Average headcount during 2012 was essentially flat with 2011 levels. In addition, 2012 included increased professional services fees in support of consulting revenue and an increase of $1.4 million of stock compensation costs resulting from a credit to expense in the 2011 period resulting from a change in estimate for the amount of performance-based RSUs that would vest.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$101.4	$101.5	$(0.1)	—
Selling and marketing expenses as a percentage of total revenues	34.6%	35.8%	(1.2)	(3%)
Selling and marketing employees (at end of period)	528	487	41	8%

Selling and marketing expenses were essentially flat in 2012 compared to the prior year resulting from a decrease in total compensation costs which were offset primarily by increased travel and entertainment costs resulting from an increase in the average number of employees in 2012. The decrease in compensation costs in 2012 resulted from lower sales commissions principally due to modifications to our sales commission plan in 2012 and lower than planned contract bookings. The decrease in commissions was partially offset by an increase in incentive bonuses and salary and benefits resulting from an increase in the number of selling and marketing employees. Subject to the business environment, we intend to expand our sales force by approximately 10% in 2013 as compared to 2012. Increased sales of our research services are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenue during periods of sales force expansion.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$36.9	$33.3	$3.6	11%
General and administrative expenses as a percentage of total revenues	12.6%	11.8%	0.8	7%
General and administrative employees (at end of period)	180	178	2	1%

The increase in general and administrative expenses during 2012 compared to the prior year is primarily due to an increase in professional services costs of approximately $2.6 million principally related to information technology projects, including our updated website and new customer relationship management software and an increase in salary and benefit costs of approximately $1.6 million. The increase in salary and benefits costs in 2012 was primarily due to a reduction in the amount of salary costs capitalized in 2012 as compared to 2011 principally for the Company’s website in the amount of $1.2 million. These increases were partially offset by a reduction in travel and entertainment costs in 2012.

Depreciation

Depreciation expense increased by $3.6 million during 2012 compared to the prior year primarily due to the initiation of depreciation for our new corporate headquarters in August 2011 and our new website in March 2012.

Amortization of Intangible Assets

Amortization expense has remained essentially consistent during 2012 as compared to the prior year.

Reorganization Costs

In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers. We incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. We incurred an additional $1.4 million of severance and related costs during 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. Essentially all of the termination costs were paid during 2012.

In February 2013 the Company announced a reduction of approximately 30 jobs or 2.5% of its workforce worldwide to streamline its operations. The Company anticipates incurring approximately $1.5 million to $1.8 million of severance and related benefit costs in the first quarter of 2013 related to the reduction.

Other Income, Net

Other income, net, increased by $0.7 million in 2012 as compared to the prior year primarily due to lower net foreign exchange losses in 2012 as compared to the prior year, which was partially offset by lower interest income earned in 2012 from lower returns on our investments.

Gains (Losses) on Investments, Net

Gains (losses) on investments primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. The decrease in gains of $1.5 million in 2012 compared to the prior year is primarily due to $0.8 million of losses recorded in 2012, of which $1.4 million of losses related to 2011 and $0.6 million of gains related to prior years. The additional losses for the 2011 period resulted from a lower valuation of certain investments in the funds from the valuations previously reported to us in 2011.

Income Tax Provision

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.9	$15.6	$(9.7)	(62%)
Effective tax rate	18.8%	40.5%	(21.7)	(54%)

The decrease in the effective tax rate during 2012 as compared to the prior year is principally due to the benefits recognized from the settlement of a tax audit during 2012 at one of our foreign subsidiaries, resulting in an approximate 20 percentage point reduction in the effective tax rate, principally from the ability to recognize net operating losses at this subsidiary.

2011 compared to 2010

Revenues

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$283.6	$250.7	$32.9	13%
Revenues from research services	$191.6	$168.5	$23.1	14%
Revenues from advisory services and other	$92.0	$82.2	$9.8	12%
Revenues attributable to customers outside of the U.S.	$85.2	$70.7	$14.5	21%
Percentage of revenue attributable to customers outside of the U.S.	30%	28%	2	7%
Number of clients (at end of period)	2,495	2,272	223	10%
Number of events	15	14	1	7%

The increase in total revenues in 2011 is principally the result of increased demand for our products and services and the acquisition of Springboard Research in May 2011, which accounted for approximately 1% of revenue growth. The effect of foreign exchange resulted in an approximate 1% increase in total revenues during 2011. Overall revenue growth was due in part to the growth in the economy and an increase in the number of sales personnel in 2011. Revenue growth outside of the U.S. outpaced the growth in the U.S., due in part to faster growth in the Asia Pacific region. Including the effect of foreign exchange, revenue earned outside of the U.S. increased by 2% as a percent of total revenues in 2011. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the table above. Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

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

The decrease in general and administrative expense in dollars and as percentage of total revenue during 2011 is primarily due a reduction of approximately $1.6 million of incentive compensation earned with respect to the third and fourth quarters of 2011, the capitalization of approximately $1.6 million of internal information technology salary costs in 2011 for the build of our new client-facing website that was launched in 2012, and a decrease of approximately $0.6 million in stock compensation expense. These decreases were partially offset by an increase in facility costs, an increase in compensation and benefits costs resulting from an increase in the number of general and administrative employees and salary increases during 2011, and acquisition and integration costs for Springboard Research of approximately $0.7 million. Facility costs recorded in general and administrative expense increased approximately $0.8 million during 2011 primarily due to us incurring duplicate lease costs as described above under “cost of services and fulfillment”.

Depreciation

The increase of $1.7 million in depreciation expense during 2011 is primarily due to the initiation of depreciation for our new corporate headquarters in August 2011.

Amortization of Intangible Assets

The decrease of $1.1 million in amortization expense during 2011 is primarily due to certain intangible assets from the acquisition of Strategic Oxygen in December 2009 becoming fully amortized in the first quarter of 2011, partially offset by an increase in amortization from the acquisition of Springboard Research in May 2011.

Reorganization Costs

In the first quarter of 2012 we realigned our sales force to simplify the selling process to our customers. The $0.4 million of reorganization costs incurred in 2011 consist of severance and related benefits for three employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011.

Other Income, Net

The decrease of $0.6 million in other income, net during 2011 is primarily due to lower interest income from lower returns on our investments.

Gains (Losses) on Investments, Net

Gains (losses) on investments primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. The decrease of $1.3 million in gains during 2011 is primarily due to a smaller increase in the valuations of certain assets within the funds in 2011 as compared to 2010. Subsequent to 2011 we received information from the funds that reduced the value of the funds as of December 31, 2011 by $1.4 million. The $1.4 million investment loss was due to a reduction in the value of certain investments within the funds and was recognized in the Consolidated Statements of Income in the year ended December 31, 2012.

Income Tax Provision

			Absolute	Percentage
			Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$15.6	$13.8	$1.8	13%
Effective tax rate	40.5%	40.2%	0.3	1%

The effective tax rate has remained relatively consistent from 2010 to 2011.

Segment Results

We are organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which are considered operating segments, are: Business Technology (“BT”) and Marketing and Strategy (“M&S”). In addition, our Events segment supports both client groups. Each client group generates revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events. In the second quarter of 2012, we modified our management structure by consolidating our former Technology Industry client group segment into our two remaining client groups: Business Technology and Marketing and Strategy. In addition, in the first quarter of 2012, we modified our calculation of segment direct margin to exclude certain marketing costs and Springboard Research integration costs and to include certain business development costs. Accordingly, the 2011 and 2010 amounts have been reclassified to conform to the current presentation.

We evaluate reportable segment performance based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, and amortization of intangibles.

	BT	M&S	Events	Consolidated
Year ended December 31, 2012
Revenue	$159,216	$120,885	$12,829	$292,930
Direct margin	$105,288	$82,225	$3,941	$191,454
Year over year revenue growth	3%	5%	(3%)	3%
Direct margin percentage	66.1%	68.0%	30.7%	65.4%

	BT	M&S	Events	Consolidated
Year ended December 31, 2011
Revenue	$154,777	$115,666	$13,173	$283,616
Direct margin	$103,616	$77,510	$5,765	$186,891
Year over year revenue growth	7%	21%	18%	13%
Direct margin percentage	66.9%	67.0%	43.8%	65.9%

	BT	M&S	Events	Consolidated
Year ended December 31, 2010
Revenue	$143,992	$95,534	$11,200	$250,726
Direct margin	$97,699	$63,002	$4,753	$165,454
Direct margin percentage	67.9%	65.9%	42.4%	66.0%

BT revenue increased 3% and 7% during 2012 and 2011, respectively, compared to the prior year periods. Research services revenues increased 4% and 11%, respectively, for each of the years compared to the prior years while advisory services and other decreased 1% and increased 1%, respectively, for each of the years compared to the prior years. The decrease in the research services revenue growth rate in 2012 as compared to

2011 is primarily due to a decrease in contract bookings growth in 2012 compared to 2011 due in part to the sales reorganization and sales employee attrition in 2012. The decrease in direct margin percentage for the 2012 and 2011 periods compared to the prior years is primarily due to increased costs from the Springboard Research acquisition in May 2011.

M&S revenue increased 5% and 21% during 2012 and 2011, respectively, compared to the prior year periods. Research services revenues increased 8% and 19%, respectively, for each of the years compared to the prior years while advisory services and other decreased 3% and increased 27%, respectively, for each of the years compared to the prior years. The decrease in the research services revenue growth rate in 2012 as compared to 2011 is primarily due to a decrease in contract bookings growth in 2012 compared to 2011 due in part to the sales reorganization and sales employee attrition in 2012. The decrease in advisory services and other revenue growth rate in 2012 as compared to 2011 is primarily due to a decrease in contract bookings growth in 2012 compared to 2011 and attrition of the analysts that perform advisory services in 2012.

Events revenue decreased 3% and increased 18% during 2012 and 2011, respectively, compared to the prior year periods. During 2012 we repositioned our events to more closely align with our roles resulting in an increased number of smaller, co-located role-based events in comparison to larger combined events in the prior year. Co-located events enable our clients to attend multiple events with one event ticket and are considered as a single event. The decrease in revenue during 2012 is primarily due to the smaller scope of events held in 2012 as compared to the prior year, resulting in less event ticket revenue. The decrease in direct margin percentage during 2012 is primarily due to lower event ticket revenue compared to the prior year. The increase in revenue during 2011 was due in part to one additional event held in 2011 compared to 2010 and to a strengthening economy in 2011.

Liquidity and Capital Resources

We have financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during 2012, are annually renewable and are generally payable in advance. We generated cash from operating activities of $53.1 million, $55.4 million and $38.7 million during 2012, 2011 and 2010 respectively. The $2.3 million decrease in cash provided by operating activities in 2012 compared to 2011 is primarily due to a reduction in income before taxes of $7.1 million in 2012 compared to 2011, partially offset by a $5.3 million increase in non-cash expenses in 2012 including depreciation, amortization, gains/losses on investments, and stock compensation. The increase in cash provided from operations in 2011 compared to 2010 is primarily attributable to both a reduction in the amount of income taxes paid during 2011 of $10.7 million primarily due to a deferral of payments in 2011 and excess payments made in 2010, and an increase in net income of $2.5 million.

During 2012, we used $4.1 million of cash from investing activities, consisting primarily $5.1 million of purchases of property and equipment, partially offset by a $0.9 million reduction in restricted cash. Property and equipment purchases during 2012 consisted primarily of software and leasehold improvements. During 2011 we used $53.0 million of cash from investing activities, consisting primarily of $20.8 million of net purchases of marketable investments, $39.8 million of purchases of property and equipment and $7.5 million for acquisitions. The property and equipment purchases were partially funded by $14.5 million of restricted cash that had been placed in escrow in 2009 for such purchases. Property and equipment purchases during 2011 consisted primarily of leasehold improvements for new facilities and also included purchases of software and computer equipment.

We used $31.7 million of cash from financing activities during 2012 resulting from $29.8 million of purchases of our common stock, $12.6 million of regular quarterly dividend payments and $0.9 million of deferred payments from our 2011 acquisition of Springboard Research. In addition, we realized $11.2 million of proceeds from exercises of stock options and our employee stock purchase plan in 2012. We used $6.3 million of cash from financing activities during 2011 resulting from $18.4 million of purchases of our common stock, partially offset by $11.6 million of proceeds from exercises of stock options and our employee stock purchase plan. In each of October 2012 and February 2013, our board of directors increased our stock repurchase authorization by $50 million, bringing the total remaining stock purchase authorization to approximately $150 million. On February 13, 2013, we announced our intention to hire an investment banker to assist us in exploring means to accelerate our stock repurchase program and also announced an increase in our regular quarterly dividend to $0.15 per share.

As of December 31, 2012, we held $9.0 million ($11.0 million at par value) of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail throughout 2012. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity with our ARS investments will affect our ability to execute our current business plan.

As of December 31, 2012, we had cash and cash equivalents of $98.8 million and marketable investments of $143.8 million. Cash balances held at our foreign subsidiaries were $28.1 million at December 31, 2012, of which $5.2 million represents undistributed earnings that are deemed to be indefinitely reinvested. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, including an acceleration of purchases of our common stock under our stock repurchase program, and capital expenditure requirements for at least the next two years.

As of December 31, 2012, we had future contractual obligations as follows:

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Operating leases	$116,410	$11,023	$10,158	$9,600	$9,104	$8,727	$67,798
Purchase commitments	1,183	504	607	72	—	—	—

	$117,593	$11,527	$10,765	$9,672	$9,104	$8,727	$67,798

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

At December 31, 2012, we held approximately $9.0 million ($11.0 million at par value) of municipal notes with an auction reset feature (“auction rate securities” or “ARS”). In February 2008, auctions for these securities began to fail and continued to fail throughout 2012. These ARS may not be accessible for in excess of twelve months because of continued failed auctions and have been classified in the Consolidated Balance Sheets as long-term marketable securities as of December 31, 2012. Based on current market conditions, it is likely that auction failures will continue and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We valued the ARS using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS, based on data available at December 31, 2012. The assumptions used in valuing these ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of these ARS.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date. ARS are shown based upon their contractual maturity dates that range from 2024 to 2034.

Principal amounts by maturity dates in U.S. dollars (dollars in thousands):

	Years Ended December 31,			Thereafter
	2013	2014	2015
State and municipal agency obligations	$6,421	$10,326	$2,125	$8,970
Federal agency and corporate obligations	50,403	44,727	20,874	—

Total investments	$56,824	$55,053	$22,999	$8,970
Weighted average interest rates	0.67%	0.73%	0.62%	0.26%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2012, 2011 and 2010, we incurred foreign currency exchange losses of $0.4 million, $1.3 million and $1.4 million, respectively. Historically, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2012 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the design and operation of controls over advisory services and consulting revenue existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described within Item 9A under Management’s Report on Internal Control over Financial Reporting which appears on page 31 of the 2012 Annual Report to Stockholders. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 18, 2013

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$98,810	$81,047
Marketable investments (Note 4)	134,876	136,991
Accounts receivable, net (Note 12)	74,623	81,378
Deferred commissions	9,410	12,010
Prepaid expenses and other current assets	18,846	25,935

Total current assets	336,565	337,361
Long-term marketable investments (Note 4)	8,970	9,565
Property and equipment, net (Note 12)	46,300	50,448
Goodwill (Note 3)	78,954	71,543
Intangible assets, net (Note 3)	7,920	10,317
Other assets	9,123	8,344

Total assets	$487,832	$487,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$772	$1,223
Accrued expenses and other current liabilities (Note 12)	30,078	30,153
Deferred revenue	150,479	147,887

Total current liabilities	181,329	179,263
Non-current liabilities (Note 12)	9,433	17,580

Total liabilities	190,762	196,843

Commitments (Note 7)

Stockholders’ Equity (Note 8):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 31,451 and 30,962 in 2012 and 2011, respectively
Outstanding — 22,293 and 22,747 in 2012 and 2011, respectively	315	310
Additional paid-in capital	389,362	373,591
Retained earnings	117,648	104,662
Treasury stock—9,158 and 8,215 in 2012 and 2011, respectively, at cost	(210,843)	(181,000)
Accumulated other comprehensive income (loss)	588	(6,828)

Total stockholders’ equity	297,070	290,735

Total liabilities and stockholders’ equity	$487,832	$487,578

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Research services	$202,998	$191,648	$168,508
Advisory services and other	89,932	91,968	82,218

Total revenues	292,930	283,616	250,726

Operating expenses:
Cost of services and fulfillment	111,228	103,571	94,105
Selling and marketing	101,390	101,468	84,663
General and administrative	36,866	33,284	33,960
Depreciation	8,921	5,359	3,628
Amortization of intangible assets	2,445	2,562	3,620
Reorganization costs	1,421	375	—

Total operating expenses	262,271	246,619	219,976

Income from operations	30,659	36,997	30,750
Other income, net	1,300	630	1,249
Gains (losses) on investments, net	(449)	1,018	2,301

Income before income taxes	31,510	38,645	34,300
Income tax provision	5,936	15,635	13,793

Net income	$25,574	$23,010	$20,507

Basic income per common share	$1.14	$1.02	$0.91

Diluted income per common share	$1.12	$0.99	$0.89

Basic weighted average common shares outstanding	22,500	22,666	22,478

Diluted weighted average common shares outstanding	22,929	23,164	23,063

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$25,574	$23,010	$20,507

Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	7,419	(1,335)	(2,682)
Changes in market value of investments:
Unrealized gain (loss), net of taxes of ($7), ($41) and ($513) for 2012, 2011 and 2010	14	(9)	(837)
Less: reclassification adjustment for net gains realized in net income, net of taxes of $12, $8 and $57 for 2012, 2011 and 2010	(17)	(12)	(88)

Net change in market value of investments	(3)	(21)	(925)

Other comprehensive income (loss)	7,416	(1,356)	(3,607)

Comprehensive income	$32,990	$21,654	$16,900

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	$.01 Par Value			Number of Shares	Cost
					(In thousands)
Balance, December 31, 2009	29,362	$294	$325,207	$129,559	7,028	$(141,250)	$(1,865)	$311,945
Issuance of common stock under stock plans, including tax benefit	1,138	11	27,733	—	—	—	—	27,744
Stock-based compensation expense	—	—	4,874	—	—	—	—	4,874
Purchase of common stock	—	—	—	—	660	(21,345)	—	(21,345)
Dividend paid on common shares	—	—	—	(68,414)	—	—	—	(68,414)
Capital contributed by seller of acquired business	—	—	203	—	—	—	—	203
Net income	—	—	—	20,507	—	—	—	20,507
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(925)	(925)
Cumulative translation adjustment	—	—	—	—	—	—	(2,682)	(2,682)

Balance, December 31, 2010	30,500	305	358,017	81,652	7,688	(162,595)	(5,472)	271,907
Issuance of common stock under stock plans, including tax benefit	462	5	11,932	—	—	—	—	11,937
Stock-based compensation expense	—	—	3,642	—	—	—	—	3,642
Purchase of common stock	—	—	—	—	527	(18,405)	—	(18,405)
Net income	—	—	—	23,010	—	—	—	23,010
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(21)	(21)
Cumulative translation adjustment	—	—	—	—	—	—	(1,335)	(1,335)

Balance, December 31, 2011	30,962	310	373,591	104,662	8,215	(181,000)	(6,828)	290,735
Issuance of common stock under stock plans, including tax benefit	489	5	10,374	—	—	—	—	10,379
Stock-based compensation expense	—	—	5,397	—	—	—	—	5,397
Purchase of common stock	—	—	—	—	943	(29,843)	—	(29,843)
Dividends paid on common shares	—	—	—	(12,588)	—	—	—	(12,588)
Net income	—	—	—	25,574	—	—	—	25,574
Unrealized loss on marketable investments, net of tax	—	—	—	—	—	—	(3)	(3)
Cumulative translation adjustment	—	—	—	—	—	—	7,419	7,419

Balance, December 31, 2012	31,451	$315	$389,362	$117,648	9,158	$(210,843)	$588	$297,070

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$25,574	$23,010	$20,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	8,921	5,359	3,671
Amortization of intangible assets	2,445	2,562	3,620
Net (gains) losses from investments	449	(1,018)	(2,301)
Deferred income taxes	(10,385)	15,137	2,356
Stock-based compensation	5,397	3,642	4,874
Amortization of premium on investments	2,803	3,321	2,587
Foreign currency losses	405	1,290	1,374
Other non-cash items	—	—	55
Changes in assets and liabilities, net of acquisitions
Accounts receivable	6,959	(7,594)	(7,467)
Deferred commissions	2,607	589	(2,968)
Prepaid expenses and other current assets	6,279	(7,805)	(8,220)
Accounts payable	(490)	(1,898)	1,422
Accrued expenses and other liabilities	376	2,485	3,975
Deferred revenue	1,807	16,364	15,172

Net cash provided by operating activities	53,147	55,444	38,657

Cash flows from investing activities:
Acquisitions	—	(7,531)	(1,660)
Purchases of property and equipment	(5,103)	(39,776)	(13,426)
Purchases of marketable investments	(91,421)	(113,909)	(116,280)
Proceeds from sales and maturities of marketable investments	91,335	93,090	145,195
Change in restricted cash	946	14,542	1,282
Other investing activity	167	548	491

Net cash provided by (used in) investing activities	(4,076)	(53,036)	15,602

Cash flows from financing activities:
Dividends paid on common stock	(12,588)	—	(68,414)
Repurchases of common stock	(29,843)	(18,405)	(21,345)
Proceeds from issuance of common stock under employee equity incentive plans	11,215	11,554	25,971
Excess tax benefits from stock-based compensation	345	525	1,949
Payment of deferred acquisition consideration	(864)	—	—

Net cash used in financing activities	(31,735)	(6,326)	(61,839)

Effect of exchange rate changes on cash and cash equivalents	427	(1,962)	(3,298)

Net increase (decrease) in cash and cash equivalents	17,763	(5,880)	(10,878)
Cash and cash equivalents, beginning of year	81,047	86,927	97,805

Cash and cash equivalents, end of year	$98,810	$81,047	$86,927

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,102	$5,929	$16,583

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The Company’s investments are composed of securities of U.S. government agencies, municipal notes some of which contain an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, the marketable investments are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss). The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2012, 2011 and 2010, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Concentrations of Credit Risk

Forrester has no significant off-balance sheet or concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, marketable investments, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 2% of revenues or accounts receivable in any of the periods presented.

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts, which are earned in the month that a contract is booked, are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2012, 2011 and 2010.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2012, 2011 and 2010.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. Non-current deferred rent liability

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2012 and 2011 was $6.9 million and $6.7 million, respectively, and primarily results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive income (loss). Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2012, 2011 and 2010, Forrester recorded $0.4 million, $1.3 million and $1.4 million of foreign exchange losses, respectively, in other income, net.

In addition, Forrester’s German holding companies, for which the functional currency was the U.S. dollar, recognized $0.1 million, $0.1 million and $0.4 million of remeasurement gains on its deferred tax liability in income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively. Effective July 7, 2012 the Company’s German holding companies were merged with the Company’s German operating company creating one German entity for which the functional currency is the Euro.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Net unrealized loss on marketable investments, net of taxes	$(1,024)	$(1,021)
Cumulative translation adjustment	1,612	(5,807)

Total accumulated other comprehensive income (loss)	$588	$(6,828)

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

Forrester generates revenues from licensing research (including our data products), performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenue contracts may include either a single product or service or a combination of multiple products

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the selling prices of its products and services based on an analysis of standalone sales of these products and services during the year. Research service revenues are recognized ratably over the term of the contract. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011 are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period, based on the new guidance that permits alternative methods of determining selling price as it relates to the components that we do not sell on a standalone basis, such as research services in this case. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. For all contracts entered into through January 2013, clients were offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. As of February 1, 2013 the Company discontinued its policy of offering all clients a service guarantee.

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

	Years Ended December 31,
	2012	2011	2010
Cost of services and fulfillment	$3,085	$1,644	$2,094
Selling and marketing	894	751	943
General and administrative	1,418	1,247	1,837

Total	$5,397	$3,642	$4,874

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted under the equity incentive plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2012		2011		2010
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.85%	0.14%	1.25%	0.13%	1.93%	0.17%
Expected dividend yield	1.7%	1.7%	None	None	None	None
Expected life	4.5 Years	0.5 Years	3.5 Years	0.5 Years	3.6 Years	0.5 Years
Expected volatility	40%	31%	40%	28%	40%	25%
Weighted average fair value	$9.64	$6.90	$10.47	$7.55	$9.67	$6.38

The dividend yield of zero for periods prior to 2012 is based on the fact that Forrester had never paid cash dividends until the board of directors approved a special dividend of $3.00 per common share in the fourth quarter of 2010. The dividend yield in 2012 is based on the initiation of a regular quarterly dividend program approved by the board of directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2012 was $9.0 million, with a weighted average remaining recognition period of 1.9 years.

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

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over estimated useful lives of assets as follows:

Estimated
Useful Life
Computers and equipment	3 to 10 Years
Computer software	3 to 5 Years
Furniture and fixtures	7 Years
Leasehold improvements	Shorter of asset life or lease term

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over the respective lives as follows:

Estimated Useful Life
Customer relationships	5 to 11 Years
Research content	1 to 2 Years
Technology	7 Years
Trademarks	1 Year
Backlog	1 Year

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Basic weighted average common shares outstanding	22,500	22,666	22,478
Weighted average common equivalent shares	429	498	585

Diluted weighted average common shares outstanding	22,929	23,164	23,063

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2012, 2011 and 2010, options to purchase approximately 0.8 million, 0.3 million and 0.4 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. As the Company does not have any indefinite-lived intangible assets as of December 31, 2012 other than goodwill, the adoption of this standard on January 1, 2013 will not have an impact on the Company’s consolidated results.

(2)	Acquisitions

Springboard Research

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the “Holdback”) is payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims. Of the $2.3 million Holdback, up to $0.9 million was contingent on the retention of certain employees for a period of time and on the extension of a certain lease. As of May 2012 the two referenced contingency provisions had elapsed with the full amount payable to Knowledge Platform. As of December 31, 2012, $1.4 million of the Holdback had been paid by the Company and $0.9 million of the Holdback remains in accrued expenses in the Consolidated Balance Sheet. The results of Springboard Research, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Business Technology segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price allocation for Springboard is as follows (in thousands):

\

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

A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Business Technology (“BT”), Marketing and Strategy (“M&S”), and Events segments is shown in the following table (in thousands). In the second quarter of 2012 the Company modified its management structure by consolidating its former Technology Industry (“TI”) client group into its two remaining client groups: BT and M&S. The goodwill previously allocated to the TI segment was reassigned to the BT and M&S segments based on the relative fair value of the elements transferred from TI to each of BT and M&S.

	BT	TI	M&S	Events	Total
Balance, December 31, 2010	$22,208	$24,653	$19,191	$1,906	$67,958
Acquisition	—	3,695	—	—	3,695
Translation adjustments	(36)	(40)	(31)	(3)	(110)

Balance, December 31, 2011	22,172	28,308	19,160	1,903	71,543
Reassignment	17,237	(28,308)	11,071	—	—
Translation adjustments	4,082	—	3,131	198	7,411

Balance, December 31, 2012	$43,491	$—	$33,362	$2,101	$78,954

As of December 31, 2012, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$33,759	$26,644	$7,115
Research content	7,043	7,043	—
Technology	1,507	702	805
Trademarks	876	876	—

Total	$43,185	$35,265	$7,920

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$33,379	$24,925	$8,454
Research content	6,929	6,209	720
Technology	1,507	442	1,065
Trademarks	876	876	—
Other	328	250	78

Total	$43,019	$32,702	$10,317

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was approximately $2.4 million, $2.6 million and $3.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2013	$2,228
Year ending December 31, 2014	2,133
Year ending December 31, 2015	1,002
Year ending December 31, 2016	906
Year ending December 31, 2017	857
Thereafter	794

Total	$7,920

(4)	Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2012
Available-for-sale securities
State and municipal obligations	$18,859	$27	$(14)	$18,872
Federal agency and corporate obligations	115,653	380	(29)	116,004

Total short-term available-for-sale securities	134,512	407	(43)	134,876
ARS, long-term	11,000	—	(2,030)	8,970

Total available-for-sale securities	$145,512	$407	$(2,073)	$143,846

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2011
Available-for-sale securities
State and municipal obligations	$9,485	$9	$(12)	$9,482
Federal agency and corporate obligations	127,717	127	(335)	127,509

Total short-term available-for-sale securities	137,202	136	(347)	136,991
ARS, long-term	11,000	—	(1,435)	9,565

Total available-for-sale securities	$148,202	$136	$(1,782)	$146,556

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2012. In February 2008, certain ARS that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued throughout 2012 and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2013	FY2014	FY2015	Thereafter	Total
Federal agency and corporate obligations	$50,403	$44,727	$20,874	$—	$116,004
State and municipal obligations	6,421	10,326	2,125	—	18,872
ARS	—	—	—	8,970	8,970

Total short and long-term	$56,824	$55,053	$22,999	$8,970	$143,846

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$9,430	$14	$—	$—
Federal agency and corporate obligations	17,716	29	—	—
ARS	—	—	8,970	2,030

Total	$27,146	$43	$8,970	$2,030

	As of December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$2,763	$9	$1,107	$3
Federal agency and corporate obligations	68,962	313	2,043	22
ARS	—	—	9,565	1,435

Total	$71,725	$322	$12,715	$1,460

The Company holds ARS with a fair value of $9.0 million and a par value of $11.0 million at December 31, 2012. These ARS will continue to be held as available-for-sale and are classified as a long-term asset in the Consolidated Balance Sheet. The Company intends to retain its investment in these ARS until the earlier of an anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

Realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds were not significant for the years ended December 31, 2012, 2011 or 2010.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$815	$—	$—	$815
State and municipal obligations	—	18,872	—	18,872
Federal agency and corporate obligations (2)	—	148,117	—	148,117
ARS	—	—	8,970	8,970

Total	$815	$166,989	$8,970	$176,774

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,786	$—	$—	$5,786
State and municipal obligations	—	9,482	—	9,482
Federal agency and corporate obligations (2)	—	128,509	—	128,509
ARS	—	—	9,565	9,565

Total	$5,786	$137,991	$9,565	$153,342

(1)	Included in cash and cash equivalents.
(2)	$32.1 million and $1.0 million included in cash and cash equivalents at December 31, 2012 and 2011, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets at December 31, 2012 and 2011 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.5% and 0.1% to 0.6% during the years ended December 31, 2012 and 2011, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of December 31, 2012 include a weighted average interest rate of 0.9%, a weighted average discount rate of 3.9%, and a weighted average holding period of 8.7 years. The valuation resulted in an unrealized loss recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets of $2.0 million at December 31, 2012 and $1.4 million at December 31, 2011. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2012 and 2011 (in thousands):

ARS
Balance at December 31, 2010	$9,117
Sales	—
Gains included in accumulated other comprehensive income (loss)	448

Balance at December 31, 2011	9,565
Sales	—
Losses included in accumulated other comprehensive income (loss)	(595)

Balance at December 31, 2012	$8,970

(5)	Non-Marketable Investments

At December 31, 2012 and 2011, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $6.9 million and $7.9 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $1.2 million and $1.5 million at December 31, 2012 and 2011, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the years ended December 31, 2012, 2011 and 2010, the Company recorded gains (losses) from its non-marketable investments of approximately $(0.4) million, $1.0 million and $2.3 million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the years ended December 31, 2012, 2011 and 2010, gross distributions of $0.5 million, $0.5 million and $0.5 million, respectively, were received from the funds. During 2012 and 2013, the Company identified errors related to the amount of income previously recorded for investments under the equity-method. Income related to equity method investments was understated by approximately $0.4 million in 2007, $0.2 million in 2008 and, based on revisions received by the Company in 2012 and 2013 to the information that was originally provided to the Company for the year ended December 31, 2011, was overstated by approximately $1.4 million in 2011. Management has concluded that these errors are immaterial to all prior period financial statements and recorded a correction of these errors as a $0.6 million and $0.2 million reduction in equity method income in the three months ended September 30, 2012 and December 31, 2012, respectively.

In June 2010, the Company extended the expiration date of a cash bonus plan, originally adopted in 2000, that would pay a bonus, after the return of invested capital from certain of the Company’s non-marketable investments, to certain key employees. To date, no bonuses have been paid under the plan and no amounts are accrued as of December 31, 2012 as payments under the plan were not considered probable. The plan will now automatically expire on June 30, 2013, subject to earlier expiration as provided in the plan in the event that prior to such date there are less than 10 participants in the plan or all of the Company’s invested capital (as defined in the plan) has been returned to the Company.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes

Income before income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	2012	2011	2010
Domestic	$23,480	$35,371	$33,964
Foreign	8,030	3,274	336

Total	$31,510	$38,645	$34,300

The components of the income tax provision for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$11,945	$(1,083)	$8,722
State	3,038	738	1,571
Foreign	1,338	843	1,144

Total current	16,321	498	11,437

Deferred:
Federal	(4,449)	13,485	2,301
State	(736)	1,186	1,025
Foreign	(5,200)	466	(970)

Total deferred	(10,385)	15,137	2,356

Income tax provision	$5,936	$15,635	$13,793

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	4.9	3.1	5.0
Non-deductible expenses	0.4	1.6	2.2
Tax-exempt interest income	(0.5)	(0.4)	(1.3)
Stock option compensation deduction	0.7	0.6	0.2
Change in valuation allowance	(0.8)	1.1	(3.4)
Exchange rate gain	(0.3)	(0.5)	(1.1)
Foreign tax rate differential	(2.8)	(1.0)	—
Benefit upon audit settlement	(19.6)	—	—
Other, net	1.8	1.0	3.6

Effective tax rate	18.8%	40.5%	40.2%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Non-deductible reserves and accruals	$4,105	$3,125
Stock compensation	4,948	5,146
Net operating loss and other carryforwards	9,816	7,526

Gross deferred tax asset	18,869	15,797
Less—valuation allowance	(2,086)	(3,077)

Sub-total	16,783	12,720
Depreciation and amortization	(5,018)	(7,996)
Goodwill amortization	(4,381)	(5,518)
Other liabilities	(2,872)	(3,347)
Deferred commissions	(3,743)	(4,775)

Net deferred tax asset (liability)	$769	$(8,916)

Current net deferred tax assets and long-term net deferred tax assets were $0.1 and $1.4 million as of December 31, 2012 and $0 and $0.1 million as of December 31, 2011, and are included in prepaid and other current assets and other assets, respectively, in the Consolidated Balance Sheets. Current net deferred tax liabilities and long-term net deferred tax liabilities were $0.4 million and $0.3 million as of December 31, 2012 and $0.4 and $8.6 million as of December 31, 2011, and are included in accrued expenses and other current liabilities and non-current liabilities, respectively, in the Consolidated Balance Sheets.

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

As of December 31, 2012 and 2011, the Company maintained a valuation allowance of approximately $2.1 million and $3.1 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and U.S. capital losses.

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $10.0 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire on various dates from 2019 through 2028.

The Company also has foreign net operating loss carryforwards of approximately $19.8 million, which can be carried forward indefinitely. Approximately $5.7 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom. In the third quarter of 2012 the Company settled a tax audit at its German subsidiary resulting in the recognition of $5.5 million in deferred tax assets relating to net operating losses and intangible assets at this subsidiary. During

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 the Company had determined that the ability of the Company to benefit from the net operating losses at its German subsidiary did not meet the more likely than not standard. Accordingly, the previously recorded deferred tax asset and corresponding valuation allowance for the German net operating loss were removed from the components of deferred taxes with no effect to the Company’s overall tax provision for 2010.

As of December 31, 2012, the Company had U.S. federal and state capital loss carryforwards of $1.9 million, of which $1.1 million expires in 2014, and $0.8 million expires in 2016.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Deferred tax valuation allowance at January 1	$3,077	$2,676	$11,672
Additions	11	508	440
Deductions	(1,066)	(85)	(9,405)
Translation adjustments	64	(22)	(31)

Deferred tax valuation allowance at December 31	$2,086	$3,077	$2,676

During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately ($0.3) million, $0.5 million and $1.8 million, respectively, of net tax benefits (deficiencies) from tax deductions in excess of (or less than) book deductions resulting from employee stock option exercises. The net tax benefits (deficiencies) were recorded as an increase (decrease) to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.2 million as of December 31, 2012. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Unrecognized tax benefits at January 1	$1,269	$1,222	$919
Additions for tax positions of prior years	112	107	410
Reductions for tax positions of prior years	(37)	—	—
Additions for tax positions of current year	1,271	17	77
Settlements	(582)	—	—
Lapse of statute of limitations	(360)	(77)	(184)
Translation adjustments	(2)	—	—

Unrecognized tax benefits at December 31	$1,671	$1,269	$1,222

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the total amount of unrecognized tax benefits totaled approximately $1.7 million, all of which if recognized, would decrease our effective tax rate in a future period. It is not expected that a significant amount of unrecognized tax benefits would be recognized within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material in the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, the Company had approximately $0.1 million and $0.2 million of accrued interest and penalties related to uncertain tax positions, respectively.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2005, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland.

(7)	Commitments

As of December 31, 2012, Forrester had future contractual obligations as follows for operating leases (in thousands):

2013	$11,023
2014	10,158
2015	9,600
2016	9,104
2017	8,727
Thereafter	67,798

Total minimum lease payments	$116,410

Aggregate rent expenses, net of sublease income, were approximately $14.4 million, $15.3 million and $10.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Treasury Stock

Through December 31, 2012, Forrester’s Board of Directors has authorized an aggregate $310.0 million, including $50.0 million approved in October 2012 and $60.0 million approved in October 2010, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2012, Forrester had repurchased approximately 9.2 million shares of common stock at an aggregate cost of $210.8 million.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

During the year ended December 31, 2012, the Company declared and paid four quarterly dividends of $0.14 per share each quarter, amounting to $0.56 per share or $12.6 million for the year. In December 2010 the Company paid a special cash dividend of $68.4 million, which represented a payment of $3.00 per share to common stockholders.

Equity Plans

Forrester maintains the following four equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors’, as amended (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors’ Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors Plan could be granted or issued. In addition, upon approval of an amendment to the 2006 Plan by stockholders in 2012, no future awards under the 2006 Directors’ Plan could be granted or issued.

The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 shares returned from the 1996 Plan and 80,000 shares returned from the 2006 Directors’ Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over two to four years and expire after 10 years and RSUs generally vest over three to four years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2012, approximately 2.5 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2012, approximately 0.1 million options remain outstanding and are fully vested under the 1996 Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. Prior to the 2012 annual stockholders meeting, each non-employee director was entitled to receive an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, prior to the 2010 annual stockholder meeting, each non-employee director was entitled to receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting, and commencing with the 2010 annual stockholders meeting, non-employee directors were entitled to receive an option to purchase 12,000 shares immediately following the meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan. As of December 31, 2012, approximately 0.3 million options remain outstanding under the 2006 Directors Plan.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2012, approximately 0.1 million options remain outstanding and are fully vested under the 1996 Directors Plan.

Stock Options

Stock option activity for the year ended December 31, 2012 is presented below (in thousands, except per share data and contractual term):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,130	$27.46
Granted	422	33.25
Exercised	(435)	24.47
Forfeited	(181)	31.44

Outstanding at December 31, 2012	1,936	$29.03	6.37	$2,319

Vested and expected to vest at December 31, 2012	1,859	$28.86	6.27	$2,316

Exercisable at December 31, 2012	1,096	$26.48	4.73	$2,151

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $3.5 million, $4.1 million and $11.6 million, respectively.

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

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2012, 2011 and 2010 was $33.88, $33.15 and $29.77, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $1.6 million and $0.4 million during 2012 and 2011, respectively. No RSUs vested during 2010.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance were achieved. Based on 2012 financial performance the RSUs will be forfeited as of April 1, 2013. Compensation expense in 2010 was recognized based on an estimate of 100% vesting of the RSUs and in 2011 the Company modified its assessment of vesting to a zero percent level.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense was not recognized in 2012 and 2011 based on an estimate of zero percent vesting of the RSUs.

RSU activity for the year ended December 31, 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	267	$29.93
Granted	179	33.88
Vested or settled	(49)	27.60
Forfeited	(96)	28.90

Unvested at December 31, 2012	301	$32.98

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 1.5 million shares of common stock and as of December 31, 2012 approximately 0.4 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one-year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2012 purchase periods commenced on each successive January 1 and July 1. Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
August 31, 2012	23	$24.88
June 30, 2011	51	$28.02
December 31, 2011	50	$28.08
June 30, 2010	45	$22.67
December 31, 2010	44	$26.44

(9)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $3.2 million, $3.0 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)	Reorganization

In the first quarter of 2012 the Company realigned its sales force to simplify the selling process to its customers and to increase the productivity of the sales organization. The Company incurred approximately $0.4 million of severance costs in the fourth quarter of 2011 for three sales employees located outside of the U.S. based on statutory termination benefits in their country of employment and the fact that termination was considered probable at December 31, 2011. The Company incurred an additional $1.4 million of severance and related costs in 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives.

During the fourth quarter of 2009 the Company incurred $2.3 million of costs related to facility consolidations, consisting of approximately $1.4 million for future lease payments through September 2011 and $0.9 million for the write-off of leasehold improvements.

The activity related to the reorganization accrual during the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Workforce Reduction	Facility Consolidation	Total
Accrual at December 31, 2010	$—	$446	$446
Additions	375	—	375
Cash payments	—	(446)	(446)

Accrual at December 31, 2011	375	—	375
Additions	1,421	—	1,421
Cash payments	(1,782)	—	(1,782)

Accrual at December 31, 2012	$14	$—	$14

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)    Operating Segment and Enterprise Wide Reporting

Forrester is organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which are considered operating segments, are: Business Technology (“BT”) and Marketing and Strategy (“M&S”). In addition, the Company’s Events segment supports both client groups. Each client group generates revenues through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consists of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and event tickets to Forrester events.

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the second quarter of 2012 the Company modified its management structure by consolidating its former Technology Industry client group segment into its two remaining client groups: BT and M&S. In addition, in the first quarter of 2012, the Company modified its calculation of segment direct margin to exclude certain marketing costs and Springboard Research integration costs and to include certain business development costs. Accordingly, the 2011 and 2010 amounts have been reclassified to conform to the current presentation. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

Forrester does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands).

	BT	M&S	Events	Consolidated
Year ended December 31, 2012
Revenue	$159,216	$120,885	$12,829	$292,930
Direct margin	105,288	82,225	3,941	191,454
Selling, marketing, administrative and other expenses				(156,929)
Amortization of intangible assets				(2,445)
Reorganization costs				(1,421)
Other income and gains/losses on investments				851

Income before income taxes				$31,510

	BT	M&S	Events	Consolidated
Year ended December 31, 2011
Revenue	$154,777	$115,666	$13,173	$283,616
Direct margin	103,616	77,510	5,765	186,891
Selling, marketing, administrative and other expenses				(146,957)
Amortization of intangible assets				(2,562)
Reorganization costs				(375)
Other income and gains/losses on investments				1,648

Income before income taxes				$38,645

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	BT	M&S	Events	Consolidated
Year ended December 31, 2010
Revenue	$143,992	$95,534	$11,200	$250,726
Direct margin	97,699	63,002	4,753	165,454
Selling, marketing, administrative and other expenses				(131,084)
Amortization of intangible assets				(3,620)
Other income and gains/losses on investments				3,550

Income before income taxes				$34,300

Net long-lived tangible assets by location as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
United States	$41,928	$46,928
United Kingdom	2,626	2,997
Europe (excluding United Kingdom)	313	521
Other	1,263	2

	$46,130	$50,448

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
United States	$211,110	$198,456	$180,065
Europe (excluding United Kingdom)	33,146	37,205	31,188
United Kingdom	16,555	17,870	15,285
Canada	16,742	16,056	13,724
Other	15,377	14,029	10,464

	$292,930	$283,616	$250,726

	2012	2011	2010
United States	72%	70%	72%
Europe (excluding United Kingdom)	11%	13%	12%
United Kingdom	6%	6%	6%
Canada	6%	6%	6%
Other	5%	5%	4%

	100%	100%	100%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)    Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2012 and 2011 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2012	2011
Computers and equipment	$17,614	$19,965
Computer software	22,242	19,685
Furniture and fixtures	8,561	8,566
Leasehold improvements	25,640	26,279

Total property and equipment	74,057	74,495
Less accumulated depreciation and amortization	27,757	24,047

	$46,300	$50,448

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Payroll and related benefits	$16,293	$16,166
Taxes	3,714	4,742
Other	10,071	9,245

	$30,078	$30,153

Non-current Liabilities

Non-current liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Deferred tax liability	$361	$8,646
Deferred rent	6,936	6,671
Other	2,136	2,263

	$9,433	$17,580

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$326	$407	$406
Provision for doubtful accounts	708	233	212
Write-offs	(630)	(314)	(211)

Balance, end of year	$404	$326	$407

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)    Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$70,260	$79,093	$68,511	$75,066
Income from operations	$4,628	$11,461	$7,177	$7,393
Net income	$3,181	$7,769	$10,373	$4,251

Basic income per common share	$0.14	$0.34	$0.46	$0.19
Diluted income per common share	$0.14	$0.34	$0.45	$0.19

The Company recognized a $5.5 million deferred income tax benefit during the three months ended September 30, 2012 resulting from the settlement of a tax audit at the Company’s German subsidiary. During the three months ended September 30, 2012 and December 31, 2012, the Company recorded $0.6 million ($0.4 million after tax) and $0.2 million ($0.1 million after tax), respectively, of investment losses that relate to prior year periods.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$65,742	$73,450	$69,774	$74,650
Income from operations	$4,198	$9,616	$9,749	$13,434
Net income	$2,911	$5,470	$5,732	$8,897
Basic income per common share	$0.13	$0.24	$0.25	$0.39
Diluted income per common share	$0.13	$0.24	$0.25	$0.38

The Company recognized a credit to expense of $0.8 million and $1.1 million during the three months ended June 30, 2011 and December 31, 2011, respectively, resulting from changes in estimates for the amount of performance-based restricted stock units that would vest.

(14)	Subsequent Event

In February 2013 the Company announced a reduction of approximately 30 jobs or 2.5% of its workforce worldwide to streamline its operations. The Company anticipates incurring approximately $1.5 million to $1.8 million of severance and related benefit costs in the first quarter of 2013 related to the reduction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, management identified the following control deficiency as of December 31, 2012 that constituted a material weakness:

We did not maintain effective controls over revenue related to our advisory services and consulting projects. Specifically, we did not design and operate effective controls to evidence that our advisory services and consulting projects were monitored for services performed in support of the revenue recognized. Although the deficiency did not result in the identification of a material misstatement during 2012, this deficiency could have resulted in a misstatement to the Company’s annual or interim consolidated financial statements that would be material and would not be prevented or detected. Accordingly, management has determined that the deficiency described above constitutes a material weakness and that our internal control over financial reporting was not effective as of December 31, 2012.

Plans for Remediation of Material Weakness

Our management has taken immediate action to begin remediating the material weakness identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. These remedial efforts, outlined below, are intended to address the identified material weakness and to enhance our overall control environment.

1.	Consulting Project Scoping: During the scoping phase of each project, we will ensure that evidence is maintained of the review and approval of the allocation of the project revenue to the services to be delivered to the client.

2.	Advisory Services and Consulting Project Performance: Beginning in March 2013, our project managers will more closely monitor the performance of each advisory service and consulting project and will maintain evidence of their review and approval of the services performed.

3.	Training: We will ensure that we conduct proper training so that the remedial actions identified above are understood and followed.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting in the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

On March 14, 2013, the Board amended the Company’s by-laws effective March 18, 2013. Sections 1.10 and 1.11 were amended to (i) change the period during which a stockholder must give advance notice to the Secretary of the Company in order to nominate an individual for election as a director of the Company or propose other business to be presented at the annual meeting to not less than 90 nor more than 120 days prior to the anniversary date of the preceding annual meeting and (ii) specify additional information that must be included by the stockholder in such advance notice. The by-laws were also amended to include additional provisions with respect to conduct of stockholders meetings and non-substantive conforming changes. This description of the Company’s Amended and Restated By-laws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated By-laws which are attached as Exhibit 3.3 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2013.

Name	Age	Position
George F. Colony	59	Chairman of the Board, Chief Executive Officer
Ellen Daley	46	Managing Director, Business Technology Client Group
Michael A. Doyle	57	Chief Financial Officer and Treasurer
Gail S. Mann, Esq.	61	Chief Legal Officer and Secretary
Michael Morhardt	49	Chief Sales Officer
Steven Peltzman	44	Chief Business Technology Officer
Thomas Pohlmann	46	Chief Marketing and Strategy Officer
Dennis van Lingen	48	Managing Director, Marketing & Strategy Client Group; Chief EMEA (Europe, Middle East, and Africa) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Ellen Daley became Managing Director of our Business Technology Client Group in April 2012. Previously she was Managing Director of our Technology Industry Client Group since November 2011 and a Practice Leader from January 2010 to November 2011. Ms. Daley joined Forrester in 2005 as a Principal Analyst. Before joining Forrester, Ms. Daley was Vice President and on the executive team at ArcStream Solutions, a wireless consulting and systems integration firm. Prior to that, she was at Deloitte Consulting for four years.

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

Michael Morhardt became Chief Sales Officer in November 2012. From 2010 until joining our Company, he was Managing Director-Sales at Gerson Lehman Group, and previously he served in various sales leadership roles at Gartner, Inc., most recently as Vice President responsible for Americas Field Sales.

Steven Peltzman joined Forrester as its Chief Business Technology Officer in September 2011. From 2001 to 2011, Mr. Peltzman was the Chief Information Officer of the Museum of Modern Art in New York City. Prior to that, Mr. Peltzman served as the chief technology officer at MarketMedical.com and as the vice president of technology at Earthweb and was an officer in the United States Air Force.

Thomas Pohlmann became Forrester’s Chief Marketing and Strategy Officer in April 2012. Previously he served as Managing Director of our Business Technology Client Group (formerly the Information Technology Client Group) from December 2010 to April 2012. During 2010, Mr. Pohlmann served as Vice President in charge of researching and designing business requirements for a new client-facing website for the Company, and previously was Vice President of IT Research from 2007 to 2009, and a Research Director from 2004 to 2006. Mr. Pohlmann joined Forrester in 2000.

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

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, that relates to a substantive amendment or material departure from a provision of the Code, by posting such information on our Internet website at www.forrester.com . We also intend to satisfy the disclosure requirements of the Nasdaq Stock Market regarding waivers of the Code of Business Conduct and Ethics by posting such information on our Internet website at www.forrester.com.

The remainder of the response to this item is contained in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2013 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2012, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,237,142	(1)	$29.03	2,826,959	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,237,142		$29.03	2,826,959

(1)	Includes 301,033 restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)	Includes, as of December 31, 2012, 2,456,572 shares available for issuance under our Amended and Restated 2006 Equity Incentive Plan and 370,387 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our Amended and Restated 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2013 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2013 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 30.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 36 hereof.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger dated as of January 20, 2003 between Forrester Research, Inc., Whitcomb Acquisition Corp. and Giga Information Group, Inc.

3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.

3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.

3.3(15)	Amended and Restated By-Laws of Forrester Research, Inc.

4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.

10.1+(16)	Registration Rights and Non-Competition Agreement

10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended

10.3+(24)	Amended and Restated Employee Stock Purchase Plan

10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors

10.5+(26)	Amended and Restated 2006 Equity Incentive Plan

10.6+(19)	Stock Option Plan for Directors, as amended

10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)

10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)

10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)

10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)

10.13+(17)	Form of Performance-Based Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)

10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)

10.15(15)	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2006 Equity Incentive Plan)

10.16+(13)	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan)

10.17+(18)	Executive Cash Incentive Plan

10.18+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.19(14)	Employment Agreement between Forrester Research B.V. and Dennis Van Lingen dated as of June 20, 2000, and Addendum thereto dated May 21, 2001

10.20+(22)	Employee Retention Plan

10.21+(23)	Amendment to Employee Retention Plan

10.22+(15)	Separation Agreement between the Company and Charles Rutstein effective November 24, 2012.

10.23+(25)	Separation Agreement between the Company and Greg Nelson effective September 13, 2012.

10.24(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

Exhibit No.	Description

10.25(21)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.26(20)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.27(24)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

21(15)	Subsidiaries of the Registrant

23.1(15)	Consent of PricewaterhouseCoopers LLP

31.1(15)	Certification of the Principal Executive Officer

31.2(15)	Certification of the Principal Financial Officer

32.1(15)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(15)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)
101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

+	Denotes management contract or compensation arrangements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on January 22, 2003 (File No. 000-21433) and incorporated herein by reference.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated by reference herein.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated by reference herein.

(4)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 4, 2010 (File No. 000-21433) and incorporated herein by reference.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-21433) and incorporated herein by reference.

(15)	Filed herewith.

(16)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.

(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.
(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on February 17, 2010 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.

(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(21)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.

(22)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-21433) and incorporated herein by reference.

(23)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-21433) and incorporated herein by reference.

(24)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.

(25)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 000-21433) and incorporated herein by reference.

(26)	Filed as an Exhibit to Forrester’s Proxy Statement on Schedule 14A filed March 26, 2012 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 18, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/S/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 18, 2013

/S/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2013

/S/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 18, 2013

/S/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 18, 2013

/S/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 18, 2013

/S/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 18, 2013

/S/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 18, 2013