Form 10-Q
period 2013-03-31
FORRESTER RESEARCH, INC.
filed 2013-05-10
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of May 7, 2013, 20,528,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$143,944	$98,810
Marketable investments (Note 2)	120,608	134,876
Accounts receivable, net	49,160	74,623
Deferred commissions	9,616	9,410
Prepaid expenses and other current assets	18,036	18,846

Total current assets	341,364	336,565
Long-term marketable investments (Note 2)	8,926	8,970
Property and equipment, net	44,554	46,300
Goodwill	78,152	78,954
Intangible assets, net	7,291	7,920
Other assets	9,815	9,123

Total assets	$490,102	$487,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$922	$772
Accrued expenses and other current liabilities	29,586	30,078
Deferred revenue	152,188	150,479

Total current liabilities	182,696	181,329
Non-current liabilities	9,318	9,433

Total liabilities	192,014	190,762

Commitments

Stockholders’ Equity (Note 6):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 31,522 and 31,451 as of March 31, 2013 and December 31, 2012, respectively
Outstanding - 22,364 and 22,293 as of March 31, 2013 and December 31, 2012, respectively	315	315
Additional paid-in capital	392,790	389,362
Retained earnings	116,639	117,648
Treasury stock - 9,158 as of March 31, 2013 and December 31, 2012, at cost	(210,843)	(210,843)
Accumulated other comprehensive income (loss)	(813)	588

Total stockholders’ equity	298,088	297,070

Total liabilities and stockholders’ equity	$490,102	$487,832

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Research services	$50,378	$49,760
Advisory services and other	21,121	20,500

Total revenues	71,499	70,260

Operating expenses:
Cost of services and fulfillment	27,027	26,938
Selling and marketing	27,057	25,133
General and administrative	9,487	9,611
Depreciation	2,360	1,993
Amortization of intangible assets	559	614
Reorganization costs	1,591	1,343

Total operating expenses	68,081	65,632

Income from operations	3,418	4,628

Other income, net	376	409
Gains (losses) on investments, net	(51)	59

Income before income taxes	3,743	5,096

Income tax provision	1,402	1,915

Net income	$2,341	$3,181

Basic income per common share	$0.10	$0.14

Diluted income per common share	$0.10	$0.14

Basic weighted average common shares outstanding	22,306	22,738

Diluted weighted average common shares outstanding	22,658	23,173

Cash dividends declared per common share	$0.15	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$2,341	$3,181

Other comprehensive income, net of taxes:
Cumulative translation adjustments	(1,355)	681
Changes in market value of investments:
Unrealized gain (loss), net of taxes (benefits) of $(3) and $140	(46)	316
Less: reclassification adjustment for net gains realized in net income, net of taxes of $0 and $8	—	(13)

Net change in market value of investments	(46)	303

Other comprehensive income (loss)	(1,401)	984

Comprehensive income	$940	$4,165

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,341	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,360	1,993
Amortization of intangible assets	559	614
Net (gains) losses from investments	51	(59)
Deferred income taxes	(1,519)	(549)
Stock-based compensation	1,860	1,323
Amortization of premium on investments	636	759
Foreign currency gains	(72)	(8)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	25,186	29,518
Deferred commissions	(206)	1,743
Prepaid expenses and other current assets	1,271	(5,317)
Accounts payable	111	(544)
Accrued expenses and other liabilities	166	(669)
Deferred revenue	2,709	2,901

Net cash provided by operating activities	35,453	34,886

Cash flows from investing activities:
Purchases of property and equipment	(939)	(2,418)
Purchases of marketable investments	(4,125)	(40,301)
Proceeds from sales and maturities of marketable investments	17,750	34,090
Change in restricted cash	—	946
Other investing activity	75	33

Net cash provided by (used in) investing activities	12,761	(7,650)

Cash flows from financing activities:
Dividend paid on common stock	(3,350)	(3,195)
Repurchases of common stock	—	(7,700)
Proceeds from issuance of common stock under employee equity incentive plans	1,447	1,997
Excess tax benefits from stock-based compensation	109	183
Payment of deferred acquisition consideration	—	(139)

Net cash used in financing activities	(1,794)	(8,854)

Effect of exchange rate changes on cash and cash equivalents	(1,286)	978

Net increase in cash and cash equivalents	45,134	19,360
Cash and cash equivalents, beginning of period	98,810	81,047

Cash and cash equivalents, end of period	$143,944	$100,407

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results for the year ending December 31, 2013, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 2 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
March 31, 2013
Available-for-sale securities
State and municipal obligations	$18,669	$36	$—	$18,705
Federal agency and corporate obligations	101,580	338	(15)	101,903

Total short-term available-for-sale securities	120,249	374	(15)	120,608
ARS, long-term	11,000	—	(2,074)	8,926

Total available-for-sale securities	$131,249	$374	$(2,089)	$129,534

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2012
Available-for-sale securities
State and municipal obligations	$18,859	$27	$(14)	$18,872
Federal agency and corporate obligations	115,653	380	(29)	116,004

Total short-term available-for-sale securities	134,512	407	(43)	134,876
ARS, long-term	11,000	—	(2,030)	8,970

Total available-for-sale securities	$145,512	$407	$(2,073)	$143,846

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three months ended March 31, 2013 or 2012.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2013. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2013	FY2014	FY2015	Thereafter	Total
State and municipal obligations	$6,366	$10,224	$2,115	$—	$18,705
Federal agency and corporate obligations	33,193	47,892	20,818	—	101,903
ARS	—	—	—	8,926	8,926

Total	$39,559	$58,116	$22,933	$8,926	$129,534

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	8,976	15	—	—
ARS	—	—	8,926	2,074

Total	$8,976	$15	$8,926	$2,074

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$9,430	$14	$—	$—
Federal agency and corporate obligations	17,716	29	—	—
ARS	—	—	8,970	2,030

Total	$27,146	$43	$8,970	$2,030

Fair Value

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. The fair values of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

Level 1 - Fair value based on quoted prices in active markets for identical assets or liabilities.

Level 2 - Fair value based on inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Fair value based on unobservable inputs that are supported by little or no market activity and such inputs are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$15,314	$—	$—	$15,314
State and municipal obligations	—	18,705	—	18,705
Federal agency and corporate obligations (2)	—	151,903	—	151,903
ARS	—	—	8,926	8,926

Total	$15,314	$170,608	$8,926	$194,848

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$815	$—	$—	$815
State and municipal obligations	—	18,872	—	18,872
Federal agency and corporate obligations (2)	—	148,117	—	148,117
ARS	—	—	8,970	8,970

Total	$815	$166,989	$8,970	$176,774

(1)	Included in cash and cash equivalents.
(2)	$50.0 million and $32.1 million included in cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets at March 31, 2013 and December 31, 2012 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.4% and 0.1% to 0.4% during the three months ended March 31, 2013 and 2012, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of March 31, 2013 include a weighted average interest rate of 1.1%, a weighted average discount rate of 4.3%, and a weighted average holding period of 8.7 years. The valuation resulted in an unrealized loss recorded in other comprehensive income (loss) in the Consolidated Balance Sheets of $2.1 million at March 31, 2013 and $2.0 million at December 31, 2012. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2013 and 2012 (in thousands):

ARS
Balance at December 31, 2012	$8,970
Sales	—
Total gains (losses):
Included in other comprehensive income (loss)	(44)

Balance at March 31, 2013	$8,926

ARS
Balance at December 31, 2011	$9,565
Sales	—
Total gains (losses):
Included in other comprehensive income (loss)	16

Balance at March 31, 2012	$9,581

Note 3 — Non-Marketable Investments

At March 31, 2013 and December 31, 2012, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $6.8 million and $6.9 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $1.1 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain (loss) from its non-marketable investments of $(0.1) million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 4 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2013 (in thousands):

Workforce Reduction
Accrual at December 31, 2012	$14
Additions	1,591
Cash payments	(459)

Accrual at March 31, 2013	$1,146

In the first quarter of 2013 the Company incurred $1.6 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline its operations. The Company anticipates incurring an additional $0.3 million of severance and related costs in the second quarter of 2013 related to this reduction. The accrual at March 31, 2013 and any additional costs in the second quarter are expected to be paid by the end of 2013.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Basic weighted average common shares outstanding	22,306	22,738
Weighted average common equivalent shares	352	435

Diluted weighted average common shares outstanding	22,658	23,173

Options excluded from diluted weight average share calculation as effect would have been anti-dilutive	1,198	406

Note 6 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	1,936	$29.03
Granted	62	27.68
Exercised	(45)	18.61
Forfeited	(32)	30.75

Outstanding at March 31, 2013	1,921	$29.20	6.35	$6,332

Exercisable at March 31, 2013	1,071	$26.88	4.69	$5,346

Restricted stock unit activity for the three months ended March 31, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2012	301	$32.98
Granted	7	27.55
Vested or settled	—	—
Forfeited	(44)	30.30

Unvested at March 31, 2013	264	$33.29

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of services and fulfillment	$904	$653
Selling and marketing	422	224
General and administrative	534	446

Total	$1,860	$1,323

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

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance were achieved. Based on 2012 financial performance these RSUs were forfeited. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate through the first quarter of 2013.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate through the first quarter of 2013.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.81%	0.11%	0.84%	0.14%
Expected dividend yield	2.1%	2.1%	1.7%	1.7%
Expected life	4.5 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	40%	25%	40%	31%
Weighted average fair value	$7.72	$5.97	$10.05	$7.54

Dividends

In the first quarter of 2013, the Company declared and paid a dividend of $0.15 per share or $3.4 million in the aggregate. In the first quarter of 2012, the Company declared and paid a dividend of $0.14 per share or $3.2 million in the aggregate. In April 2013, the Company declared a dividend of $0.15 per share payable on June 19, 2013 to shareholders of record as of June 5, 2013.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $360.0 million, including $50 million authorized in February 2013, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of March 31, 2013, Forrester had repurchased approximately 9.2 million shares of common stock at an aggregate cost of approximately $210.8 million.

Note 7 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates and tax benefits related to disqualifying dispositions of incentive stock options are treated as discrete items and are recorded in the period in which they arise.

Note 8 — Operating Segments

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

Forrester evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the first quarter of 2013, the Company modified segment direct margin for each of the BT and M&S client groups to reflect the transfer of revenue and direct costs related to one product line from BT to M&S and to reallocate certain shared consulting costs between BT & M&S. Accordingly, the 2012 amounts have been reclassified to conform to the current presentation. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Three Months Ended March 31, 2013
Revenue	$38,875	$31,782	$842	$71,499
Direct margin	27,031	21,318	(263)	48,086
Selling, marketing, administrative and other expenses				(42,518)
Amortization of intangible assets				(559)
Reorganization costs				(1,591)
Other income and gains/losses on investments				325

Income before income taxes				$3,743

	BT	M&S	Events	Consolidated
Three Months Ended March 31, 2012
Revenue	$38,325	$31,180	$755	$70,260
Direct margin	26,207	20,680	(293)	46,594
Selling, marketing, administrative and other expenses				(40,009)
Amortization of intangible assets				(614)
Reorganization costs				(1,343)
Other income and gains/losses on investments				468

Income before income taxes				$5,096

Note 9 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. As the Company does not have any indefinite-lived intangible assets as of March 31, 2013 other than goodwill, the adoption of this standard on January 1, 2013 did not have an impact on the Company’s consolidated results.

Note 10 — Subsequent Events

On April 3, 2013 the Company commenced a “modified Dutch auction” self-tender offer to repurchase up to $130 million of its common stock at a price per share within the range of $32.00 to $36.00. A “modified Dutch auction” self-tender offer allows stockholders to indicate how many shares and at what price within the company’s specified range (in increments of $0.25 per share) they wish to tender. When the tender offer expired, based upon the number of shares tendered and the prices specified by the tendering stockholders, the Company determined the purchase price, which was the lowest price per share within the range that enabled the Company to purchase up to $130 million of its common stock. The tender offer expired on May 1, 2013 and the Company purchased 2,054,732 shares of its common stock on May 7, 2013 at a purchase price per of $36.00 per share for an aggregate price of $74.0 million, excluding expenses related to the tender offer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, anticipated increases in our sales force, future dividends, anticipated continued repurchases of our common stock, and remediation of our internal control over financial reporting. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, possible variations in our quarterly operating results, and our ability to remediate the identified material weakness in our internal control over financial reporting as of December 31, 2012. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•

Clients - we count as a single client the various divisions and subsidiaries of a corporate parent and we also aggregate separate instrumentalities of the federal, state, and provincial governments as a single client.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Deferred revenue	$152.2	$151.7	$0.5	—
Agreement value	$218.6	$220.7	$(2.1)	(1%)
Client retention	77%	80%	(3)	(4%)
Dollar retention	90%	90%	—	—
Enrichment	95%	99%	(4)	(4%)
Number of clients	2,442	2,524	(82)	(3%)

Deferred revenue and agreement value remained essentially flat at March 31, 2013 as compared to March 31, 2012, which continues a trend from 2012 of declining year-over-year growth due to the downward trend in the growth in overall contract bookings during this period. Enrichment at 95% for the period ending March 31, 2013 is consistent with the period ending December 31, 2012, however it represents a 4% decrease from the prior year. As the enrichment rate includes a 12-month period, the decline in the rate as of March 31, 2013 compared to the prior year reflects the challenges associated with the implementation of the sales reorganization in January 2012 as well as high sales employee attrition during 2012. Client retention, dollar retention and number of clients at March 31, 2013 remained essentially flat with December 31, 2012 and the retention metrics remain near historical levels.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes, and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenues:
Research services	70.5%	70.8%
Advisory services and other	29.5	29.2

Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	37.8	38.3
Selling and marketing	37.8	35.8
General and administrative	13.3	13.8
Depreciation	3.3	2.8
Amortization of intangible assets	0.8	0.9
Reorganization costs	2.2	1.9

Income from operations	4.8	6.5
Other income, net	0.5	0.6
Gains (losses) on investments, net	(0.1)	0.1

Income before income taxes	5.2	7.2
Income tax provision	1.9	2.7

Net income	3.3%	4.5%

Three Months Ended March 31, 2013 and March 31, 2012

Revenues

	Three Months Ended March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
	(dollars in millions)
Revenues	$71.5	$70.3	$1.2	2%
Revenues from research services	$50.4	$49.8	$0.6	1%
Revenues from advisory services and other	$21.1	$20.5	$0.6	3%
Revenues attributable to customers outside of the U.S.	$19.1	$20.1	$(1.0)	(5%)
Percentage of revenue attributable to customers outside of the U.S.	27%	29%	(2)	(7%)
Number of clients (at end of period)	2,442	2,524	(82)	(3%)
Number of events	2	1	1	100%

The 2% increase in total revenues during the three months ended March 31, 2013 compared to the prior year was driven by a 3% increase in advisory services and other revenue and a 1% increase in research services revenue. Foreign exchange fluctuations had an insignificant impact on revenue growth during the quarter. Revenues from customers outside of the U.S. in the 2013 quarter declined by 2% as a percentage of total revenues compared to the prior year due primarily to a decline in revenue from the European region. The general economic conditions in Europe as well as open positions in our European sales leadership team have contributed to a difficult selling environment in that region.

Research services revenues are generally recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. Revenue growth in the first quarter of 2013 continues the downward trend in year-over-year growth rates experienced in the second half of 2012, reflecting a downward trend in the growth in overall contract bookings during this period.

Revenue from advisory services and other increased $0.6 million or 3% during the three months ended March 31, 2013 compared to the prior year primarily due to higher productivity during the current quarter from the research analysts delivering the revenue. Event revenue increased approximately $0.1 million during the current quarter compared to the prior year due to the addition of one small event in the Asia Pacific region during the current quarter.

Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	Three Months Ended March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Cost of services and fulfillment (dollars in millions)	$27.0	$26.9	$0.1	—
Cost of services and fulfillment as a percentage of total revenues	37.8%	38.3%	(0.5)	(1%)
Number of research and fulfillment employees (at end of period)	531	537	(6)	(1%)

The small increase in cost of services and fulfillment in dollars during the three months ended March 31, 2013 compared to the prior year period is primarily due to an increase in stock compensation expense resulting primarily from an increase in the amount of awards granted and an increase in facility costs due to new office space in the Asia Pacific region. These increases were partially offset by a decrease in professional services fees primarily related to a reduction in the cost and amount of surveys performed.

Selling and Marketing

	Three Months Ended March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Selling and marketing expenses (dollars in millions)	$27.1	$25.1	$2.0	8%
Selling and marketing expenses as a percentage of total revenues	37.8%	35.8%	2.0	6%
Selling and marketing employees (at end of period)	523	491	32	7%

The increase in selling and marketing expenses during the three months ended March 31, 2013 compared to the prior year period is primarily due to an increase in compensation costs resulting from an increase in sales and marketing employees, an increase in stock compensation costs and increased facility costs. Subject to the business environment, we intend to expand our sales force by approximately 10% in 2013 as compared to 2012. Increased sales of our research services are generally recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

	Three Months Ended March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
General and administrative expenses (dollars in millions)	$9.5	$9.6	$(0.1)	(1%)
General and administrative expenses as a percentage of total revenues	13.3%	13.8%	(0.5)	(4%)
General and administrative employees (at end of period)	168	176	(8)	(5%)

The decrease in general and administrative expenses during the three months ended March 31, 2013 compared to the prior year period is primarily due to a decrease in professional service fees for information technology projects, partially offset by an increase in stock compensation costs and increased facility costs.

Depreciation

Depreciation expense increased approximately $0.4 million during the three months ended March 31, 2013 compared to the prior year primarily resulting from the initiation of depreciation for our new website in March 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three months ended March 31, 2013 compared to the prior year.

Reorganization Costs

During the three months ended March 31, 2013 we incurred $1.6 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations. We anticipate incurring an additional $0.3 million of severance and related costs in the second quarter of 2013 related to this reduction. The accrual at March 31, 2013 and any additional costs in the second quarter are expected to be paid by the end of 2013.

During the three months ended March 31, 2012 we realigned our sales force to simplify the selling process to our customers. We incurred $1.3 million of severance and related costs in the first quarter of 2012 for the termination of 17 additional employees related to the sales reorganization and other cost reduction initiatives. In addition, we incurred an additional $0.1 million of severance and related costs in the second quarter of 2012 related to these initiatives.

Other Income, Net

Other income, net remained essentially consistent during the three months ended March 31, 2013 compared to the prior year.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net were insignificant during the three months ended March 31, 2013 and 2012.

Provision for Income Taxes

	Three Months Ended March 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Provision for income taxes (dollars in millions)	$1.4	$1.9	$(0.5)	(27%)
Effective tax rate	37.5%	37.6%	(0.1)	—

The effective tax rate has remained relatively consistent during the three months ended March 31, 2013 as compared to the prior year period.

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

We evaluate reportable segment performance and allocate resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the first quarter of 2013, we modified segment direct margin for each of the BT and M&S clients groups to reflect the transfer of revenue and direct costs related to one product line from BT to M&S and to reallocate certain shared consulting costs between BT and M&S. Accordingly, the 2012 amounts have been reclassified to conform to the current presentation. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	BT	M&S	Events	Consolidated
Three Months Ended March 31, 2013
Revenue (in thousands)	$38,875	$31,782	$842	$71,499
Direct margin	$27,031	$21,318	$(263)	$48,086

Year over year revenue growth	1%	2%	12%	2%
Direct margin percentage	69.5%	67.1%	-31.2%	67.3%

	BT	M&S	Events	Consolidated
Three Months Ended March 31, 2012
Revenue (in thousands)	$38,325	$31,180	$755	$70,260
Direct margin	$26,207	$20,680	$(293)	$46,594

Direct margin percentage	68.4%	66.3%	-38.8%	66.3%

BT revenue increased 1% during the three months ended March 31, 2013 compared to the prior year due to a 3% increase in research services revenue partially offset by a 2% decrease in advisory services and other revenue. The increase in direct margin percentage during the three months ended March 31, 2013 compared to the prior year is due to a decrease in direct costs during the three months ended March 31, 2013 primarily resulting from a decrease in professional services related to a reduction in the cost and amount of surveys performed.

M&S revenue increased 2% during the three months ended March 31, 2013 compared to the prior year due to an 8% increase in advisory services and other revenue partially offset by a 1% decrease in research services revenue. The increase in direct margin percentage during the three months ended March 31, 2013 compared to the prior year is due to direct costs remaining flat during the three months ended March 31, 2013 compared to the prior year primarily resulting from a decrease in professional services related to a reduction in the cost and amount of surveys performed.

Events revenue and margin are insignificant during the three months ended March 31, 2013 and 2012 as only two events, including a small event in the Asia Pacific region, were held during the three months ended March 31, 2013 and only one event was held during the three months ended March 31, 2012. We typically hold the majority of our events during the second and fourth quarters of the year.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 70% of our revenues during the three months ended March 31, 2013, are annually renewable and are generally payable in advance. We generated cash from operating activities of $35.5 million and $34.9 million during the three months ended March 31, 2013 and 2012, respectively. The $0.6 million increase in cash provided from operations for the three months ended March 31, 2013 is primarily attributable to a decrease in cash paid for income taxes due to the timing of estimated payments in the current year, which was partially offset by lower collections of accounts receivable during the 2013 period due to a lower amount of accounts receivable outstanding at the end of 2012 compared to the prior year. For the three months ended March 31, 2013, we generated $25.2 million of cash from collections of accounts receivable. In the first quarter of the year, we traditionally generate a significant amount of cash from the collection of accounts receivable as a large portion of our business is contracted for and billed in the fourth quarter of the year.

During the three months ended March 31, 2013, we generated $12.8 million of cash from investing activities, consisting primarily of $13.6 million in net maturities of marketable investments partially offset by $0.9 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We expect property and equipment purchases to be in the range of $3.0 million to $6.0 million in 2013. During the three months ended March 31, 2012, we used $7.7 million of cash from investing activities, consisting primarily of $6.2 million in net purchases of marketable investments and $2.4 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $1.8 million of cash from financing activities during the three months ended March 31, 2013 resulting from a $3.4 million dividend payment, partially offset by $1.4 million of proceeds from exercises of stock options. We did not repurchase any of our common stock during the three months ended March 31, 2013. We used $8.9 million of cash from financing activities during the three months ended March 31, 2012 resulting from $7.7 million of purchases of our common stock and a $3.2 million dividend payment, partially offset by $2.0 million of proceeds from exercises of stock options.

On April 3, 2013 we commenced a “modified Dutch auction” self-tender offer to repurchase up to $130 million of our common stock at a price per share within the range of $32.00 to $36.00. A “modified Dutch auction” self-tender offer allows stockholders to indicate how many shares and at what price within the company’s specified range (in increments of $0.25 per share) they wish to tender. When the tender offer expired, based upon the number of shares tendered and the prices specified by the tendering stockholders, we determined the purchase price, which was the lowest price per share within the range that enabled us to purchase up to $130 million of our common stock. The tender offer expired on May 1, 2013 and we purchased 2,054,732 shares of our common stock on May 7, 2013 at a purchase price per of $36.00 per share for an aggregate price of $74.0 million, excluding expenses related to the tender offer. We funded the repurchase from cash and marketable securities on hand. At March 31, 2013, we had $149.2 million remaining on our stock repurchase authorization and after the tender offer we have approximately $75.2 million remaining on the authorization. We plan to continue to repurchase our common stock during the remainder of 2013, as market conditions warrant.

As of March 31, 2013, we held approximately $8.9 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.

As of March 31, 2013, we had cash and cash equivalents of $143.9 million and marketable investments of $129.5 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities (including the tender offer discussed above), and capital expenditure requirements for at least the next two years.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of December 31, 2012, we reported that management had identified a material weakness in the Company’s internal control over financial reporting related to revenue for advisory services and consulting projects. Specifically, we did not design and operate effective controls to evidence that our advisory services and consulting projects were monitored for services performed in support of the revenue recognized. Although the deficiency did not result in the identification of a material misstatement during 2012, this deficiency could have resulted in a misstatement of the Company’s annual or interim consolidated financial statements that would have been material and would not have been prevented or detected. Management concluded that as a result of such material weakness, our internal control over financial reporting was not effective as of December 31, 2012.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. As part of our evaluation, we considered whether the control deficiencies related to the above described material weakness in our internal control over financial reporting continued to exist. Although we have commenced implementation of the remediation plan described below, and have made progress in that regard, our management has concluded that the control deficiencies relating to the material weakness had not been remediated as of March 31, 2013. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that, because of the material weakness described above, our disclosure controls and procedures were not effective as of March 31, 2013. Notwithstanding such material weakness, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation Plan

We are in the process of remediating the above described material weakness. These remedial efforts as outlined below are intended to address the identified material weakness and to enhance our overall control environment. Management believes these efforts will effectively remediate the material weakness.

1.	Consulting Project Scoping: During the scoping phase of each project, we will ensure that evidence is maintained of the review and approval of the allocation of the project revenue to the services to be delivered to the client.

2.	Advisory Services and Consulting Project Performance: Our project managers will more closely monitor the performance of each advisory service and consulting project and will maintain evidence of their review and approval of the services performed.

3.	Training: We will ensure that we conduct proper training so that the remedial actions identified above are understood and followed by applicable personnel.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

10.1	Amended and Restated Executive Cash Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 19, 2013, file No. 000-21433, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

	By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: May 10, 2013

Exhibit Index

Exhibit No.	Document

10.1	Amended and Restated Executive Cash Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 19, 2013, file No. 000-21433, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.