Form 10-Q
period 2013-06-30
FORRESTER RESEARCH, INC.
filed 2013-08-07
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 2, 2013, 20,203,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$55,083	$98,810
Marketable investments (Note 2)	123,550	134,876
Accounts receivable, net	39,785	74,623
Deferred commissions	8,850	9,410
Prepaid expenses and other current assets	16,593	18,846

Total current assets	243,861	336,565
Long-term marketable investments (Note 2)	8,920	8,970
Property and equipment, net	42,478	46,300
Goodwill	78,480	78,954
Intangible assets, net	6,767	7,920
Other assets	11,244	9,123

Total assets	$391,750	$487,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,122	$772
Accrued expenses and other current liabilities	26,869	30,078
Deferred revenue	136,803	150,479

Total current liabilities	164,794	181,329
Non-current liabilities	9,233	9,433

Total liabilities	174,027	190,762

Commitments
Stockholders’ Equity (Note 6):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 20,252 and 31,451 as of June 30, 2013 and December 31, 2012, respectively
Outstanding- 20,241 and 22,293 as of June 30, 2013 and December 31, 2012, respectively	203	315
Additional paid-in capital	99,914	389,362
Retained earnings	119,197	117,648
Treasury stock- 11 and 9,158 as of June 30, 2013 and December 31, 2012, respectively, at cost	(424)	(210,843)
Accumulated other comprehensive income (loss)	(1,167)	588

Total stockholders’ equity	217,723	297,070

Total liabilities and stockholders’ equity	$391,750	$487,832

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Research services	$50,512	$51,072	$100,890	$100,832
Advisory services and other	27,652	28,021	48,773	48,521

Total revenues	78,164	79,093	149,663	149,353

Operating expenses:
Cost of services and fulfillment	30,786	29,828	57,813	56,766
Selling and marketing	26,789	26,267	53,846	51,400
General and administrative	8,420	8,645	17,907	18,256
Depreciation	2,302	2,255	4,662	4,248
Amortization of intangible assets	554	586	1,113	1,200
Reorganization costs	314	51	1,905	1,394

Total operating expenses	69,165	67,632	137,246	133,264

Income from operations	8,999	11,461	12,417	16,089
Other income, net	255	130	631	539
Gains (losses) on investments, net	(51)	84	(102)	143

Income before income taxes	9,203	11,675	12,946	16,771
Income tax provision	3,581	3,906	4,983	5,821

Net income	$5,622	$7,769	$7,963	$10,950

Basic income per common share	$0.26	$0.34	$0.37	$0.48

Diluted income per common share	$0.26	$0.34	$0.36	$0.47

Basic weighted average common shares outstanding	21,256	22,583	21,781	22,660

Diluted weighted average common shares outstanding	21,747	23,023	22,202	23,098

Cash dividends declared per common share	$0.15	$0.14	$0.30	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,622	$7,769	$7,963	$10,950

Other comprehensive income (loss), net of taxes:
Cumulative translation adjustments	16	(1,013)	(1,339)	(332)
Changes in market value of investments:
Unrealized gain (loss), net of taxes (benefits) of $(238) and $26 for the three months ended June 30, 2013 and 2012, and $(241) and $166 for the six months ended June 30, 2013 and 2012	(394)	17	(440)	333
Less: reclassification adjustment for net gains realized in net income, net of taxes of $15 and $2 for the three months ended June 30, 2013 and 2012, and $15 and $10 for the six months ended June 30, 2013 and 2012	24	(1)	24	(14)

Net change in market value of investments	(370)	16	(416)	319

Other comprehensive income (loss)	(354)	(997)	(1,755)	(13)

Comprehensive income	$5,268	$6,772	$6,208	$10,937

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,963	$10,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,662	4,248
Amortization of intangible assets	1,113	1,200
Net (gains) losses from investments	102	(143)
Deferred income taxes	(5,376)	(4,291)
Stock-based compensation	2,728	2,512
Amortization of premium on investments	1,265	1,460
Foreign currency (gains) losses	(34)	239
Changes in assets and liabilities, net of acquisitions
Accounts receivable	34,564	33,661
Deferred commissions	560	2,647
Prepaid expenses and other current assets	4,619	234
Accounts payable	343	(244)
Accrued expenses and other liabilities	(2,323)	(130)
Deferred revenue	(12,955)	(12,944)

Net cash provided by operating activities	37,231	39,399

Cash flows from investing activities:
Purchases of property and equipment	(1,267)	(3,245)
Purchases of marketable investments	(39,636)	(65,713)
Proceeds from sales and maturities of marketable investments	49,143	52,845
Change in restricted cash	—	946
Other investing activity	248	124

Net cash provided by (used in) investing activities	8,488	(15,043)

Cash flows from financing activities:
Dividends paid on common stock	(6,414)	(6,356)
Repurchases of common stock	(92,083)	(17,052)
Proceeds from issuance of common stock under employee equity incentive plans	10,513	6,634
Excess tax benefits from stock-based compensation	638	332
Payment of deferred acquisition consideration	(900)	(739)

Net cash used in financing activities	(88,246)	(17,181)

Effect of exchange rate changes on cash and cash equivalents	(1,200)	(559)

Net incresae (decrease) in cash and cash equivalents	(43,727)	6,616
Cash and cash equivalents, beginning of period	98,810	81,047

Cash and cash equivalents, end of period	$55,083	$87,663

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results for the year ending December 31, 2013, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 2 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2013
Available-for-sale securities
State and municipal obligations	$18,478	$16	$(4)	$18,490
Federal agency and corporate obligations	105,300	169	(409)	105,060

Total short-term available-for-sale securities	123,778	185	(413)	123,550
ARS, long-term	11,000	—	(2,080)	8,920

Total available-for-sale securities	$134,778	$185	$(2,493)	$132,470

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2012
Available-for-sale securities
State and municipal obligations	$18,859	$27	$(14)	$18,872
Federal agency and corporate obligations	115,653	380	(29)	116,004

Total short-term available-for-sale securities	134,512	407	(43)	134,876
ARS, long-term	11,000	—	(2,030)	8,970

Total available-for-sale securities	$145,512	$407	$(2,073)	$143,846

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and six months ended June 30, 2013 or 2012.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2013. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued and based on current market conditions, it is likely that auction failures will continue. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2013	FY2014	FY2015	Thereafter	Total
State and municipal obligations	$6,309	$10,092	$2,089	$—	$18,490
Federal agency and corporate obligations	20,245	32,273	36,640	15,902	105,060
ARS	—	—	—	8,920	8,920

Total	$26,554	$42,365	$38,729	$24,822	$132,470

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2013
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$4,593	$4	$—	$—
Federal agency and corporate obligations	57,448	409	—	—
ARS	—	—	8,920	2,080

Total	$62,041	$413	$8,920	$2,080

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$9,430	$14	$—	$—
Federal agency and corporate obligations	17,716	29	—	—
ARS	—	—	8,970	2,030

Total	$27,146	$43	$8,970	$2,030

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$964	$—	$—	$964
State and municipal obligations	—	18,490	—	18,490
Federal agency and corporate obligations (2)	—	111,209	—	111,209
ARS	—	—	8,920	8,920

Total	$964	$129,699	$8,920	$139,583

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$815	$—	$—	$815
State and municipal obligations	—	18,872	—	18,872
Federal agency and corporate obligations (2)	—	148,117	—	148,117
ARS	—	—	8,970	8,970

Total	$815	$166,989	$8,970	$176,774

(1)	Included in cash and cash equivalents.
(2)	$6.1 million and $32.1 million are included in cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively, as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets at June 30, 2013 and December 31, 2012 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.4% and 0.1% to 0.5% during the six months ended June 30, 2013 and 2012, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of future interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of June 30, 2013 include a weighted average interest rate of 1.7%, a weighted average discount rate of 5.3%, and a weighted average holding period of 8.7 years. The valuation resulted in an unrealized loss recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets of $2.1 million at June 30, 2013 and $2.0 million at December 31, 2012. The Company believes that the loss is temporary due to the strong underlying credit rating of the securities and the fact that the Company does not intend to sell the securities and is not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2013 and 2012 (in thousands):

ARS
Balance at December 31, 2011	$9,565
Sales	—
Gains included in other comprehensive income (loss)	121

Balance at June 30, 2012	$9,686

ARS
Balance at December 31, 2012	$8,970
Sales	—
Losses included in other comprehensive income (loss)	(50)

Balance at June 30, 2013	$8,920

Note 3 — Non-Marketable Investments

At June 30, 2013 and December 31, 2012, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $6.6 million and $6.9 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $1.0 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain (loss) from its non-marketable investments of $(0.1) million and $0.1 million during both the three and six months ended June 30, 2013 and 2012, respectively, which is included in gains (losses) on investments, net in the Consolidated Statements of Income.

In May 2013, the Company extended the expiration date of a cash bonus plan, originally adopted in 2000, that would pay a bonus, after the return of invested capital from certain of the Company’s investments, to certain key employees. To date, no bonuses have been paid under the plan. The plan will now automatically expire on June 30, 2015, subject to earlier expiration as provided in the plan in the event that prior to such date there are less than 10 participants in the plan or all of the Company’s invested capital (as defined in the plan) has been returned to the Company.

Note 4 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2013 (in thousands):

Workforce
Reduction
Accrual at December 31, 2012	$14
Additions	1,905
Cash payments	(1,319)

Accrual at June 30, 2013	$600

During the six months ended June 30, 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline its operations. The accrual at June 30, 2013 is expected to be paid by the end of 2013.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	21,256	22,583	21,781	22,660
Weighted average common equivalent shares	491	440	421	438

Diluted weighted average common shares outstanding	21,747	23,023	22,202	23,098

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	295	559	746	483

Note 6 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,936	$29.03
Granted	430	34.91
Exercised	(408)	24.70
Forfeited	(52)	31.49

Outstanding at June 30, 2013	1,906	$31.21	7.15	$10,553

Exercisable at June 30, 2013	967	$28.61	5.33	$7,870

Restricted stock unit activity for the six months ended June 30, 2013 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	301	$32.98
Granted	207	34.58
Vested or settled	(67)	32.91
Forfeited	(52)	30.79

Unvested at June 30, 2013	389	$34.14

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of services and fulfillment	$743	$725	$1,647	$1,378
Selling and marketing	150	207	572	431
General and administrative	(25)	257	509	703

Total	$868	$1,189	$2,728	$2,512

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

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance were achieved. Based on 2012 financial performance these RSUs were forfeited. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate through March 31, 2013.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate through the six months ended June 30, 2013.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	0.71%	0.11%	0.89%	0.14%
Expected dividend yield	2.1%	2.1%	1.7%	1.7%
Expected life	4.9 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	36%	25%	40%	31%
Weighted average fair value	$9.27	$5.97	$9.81	$7.54

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	0.72%	0.11%	0.89%	0.14%
Expected dividend yield	2.1%	2.1%	1.7%	1.7%
Expected life	4.8 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	37%	25%	40%	31%
Weighted average fair value	$9.05	$5.97	$9.84	$7.54

Dividends

In the first six months of 2013, the Company declared and paid dividends of $0.30 per share or $6.4 million in the aggregate. In the first six months of 2012, the Company declared and paid dividends of $0.28 per share or $6.4 million in the aggregate. In July 2013, the Company declared a dividend of $0.15 per share payable on September 18, 2013 to shareholders of record as of September 4, 2013.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $385.0 million, including $25 million authorized in July 2013 and $50 million authorized in February 2013, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. As of June 30, 2013, Forrester had repurchased approximately 11.7 million shares of common stock at an aggregate cost of approximately $302.9 million.

On April 3, 2013 the Company commenced a “modified Dutch auction” self-tender offer to repurchase up to $130 million of its common stock at a price per share within the range of $32.00 to $36.00. A “modified Dutch auction” self-tender offer allows stockholders to indicate how many shares and at what price within the company’s specified range (in increments of $0.25 per share) they wish to tender. When the tender offer expired, based upon the number of shares tendered and the prices specified by the tendering stockholders, the Company determined the purchase price, which was the lowest price per share within the range that enabled the Company to purchase up to $130 million of its common stock. The tender offer expired on May 1, 2013 and the Company purchased 2,054,732 shares of its common stock on May 7, 2013 at a purchase price of $36.00 per share for an aggregate purchase price of $74.0 million, plus approximately $1.1 million of expenses related to the tender offer.

On June 30, 2013, the Company retired 11.7 million shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $302.5 million. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value of the retired stock from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

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

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2013
Revenue	$38,434	$31,807	$7,923	$78,164
Direct margin	25,798	20,376	4,123	50,297
Selling, marketing, administrative and other expenses				(40,430)
Amortization of intangible assets				(554)
Reorganization costs				(314)
Other income and gains/losses on investments				204

Income before income taxes				$9,203

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2012
Revenue	$39,523	$31,222	$8,348	$79,093
Direct margin	26,851	20,054	4,261	51,166
Selling, marketing, administrative and other expenses				(39,068)
Amortization of intangible assets				(586)
Reorganization costs				(51)
Other income and gains/losses on investments				214

Income before income taxes				$11,675

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2013
Revenue	$77,309	$63,589	$8,765	$149,663
Direct margin	52,829	41,694	3,860	98,383
Selling, marketing, administrative and other expenses				(82,948)
Amortization of intangible assets				(1,113)
Reorganization costs				(1,905)
Other income and gains/losses on investments				529

Income before income taxes				$12,946

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2012
Revenue	$77,848	$62,402	$9,103	$149,353
Direct margin	53,058	40,734	3,968	97,760
Selling, marketing, administrative and other expenses				(79,077)
Amortization of intangible assets				(1,200)
Reorganization costs				(1,394)
Other income and gains/losses on investments				682

Income before income taxes				$16,771

Note 9 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU was effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. As the Company does not have any indefinite-lived intangible assets as of June 30, 2013 other than goodwill, the adoption of this standard on January 1, 2013 did not have an impact on the Company’s consolidated financial results.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This accounting standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than requiring additional disclosures, adoption of this ASU did not have a significant impact on the Company’s consolidated financial results.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Deferred revenue	$136.8	$134.6	$2.2	2%
Agreement value	$211.0	$221.6	$(10.6)	(5%)
Client retention	76%	79%	(3)	(4%)
Dollar retention	89%	91%	(2)	(2%)
Enrichment	95%	98%	(3)	(3%)
Number of clients	2,451	2,546	(95)	(4%)

Deferred revenue at June 30, 2013 increased approximately 2% compared to the prior year; however when including the amount of future invoicing for contracts at both June 30, 2013 and 2012, the combined amount of deferred revenue and future invoicing declined approximately 5% at June 30, 2013 compared to the prior year. This decline is consistent with the decline in agreement value, which continues a trend from 2012 of declining year-over-year growth in these metrics due to the downward trend in the growth in overall contract bookings during this period. Enrichment at 95% for the period ending June 30, 2013 is consistent with the period ending March 31, 2013; however it represents a 3% decrease from the prior year. As the enrichment rate includes a 12-month period, the decline in the rate as of June 30, 2013 compared to the prior year reflects the challenges associated with the implementation of the sales reorganization in January 2012 as well as high sales employee attrition during 2012. Client retention, dollar retention and number of clients at June 30, 2013 remained essentially flat with March 31, 2013 and the retention metrics remain near historical levels.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Research services	64.6%	64.6%	67.4%	67.5%
Advisory services and other	35.4	35.4	32.6	32.5

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.4	37.7	38.6	38.0
Selling and marketing	34.3	33.2	36.0	34.4
General and administrative	10.8	10.9	12.0	12.2
Depreciation	2.9	2.9	3.1	2.9
Amortization of intangible assets	0.7	0.7	0.7	0.8
Reorganization costs	0.4	0.1	1.3	0.9

Income from operations	11.5	14.5	8.3	10.8
Other income (expense), net	0.3	0.2	0.4	0.3
Gains on investments, net	—	0.1	(0.1)	0.1

Income before income taxes	11.8	14.8	8.6	11.2
Income tax provision	4.6	5.0	3.3	3.9

Net income	7.2%	9.8%	5.3%	7.3%

Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$78.2	$79.1	$(0.9)	(1%)
Revenues from research services	$50.5	$51.1	$(0.6)	(1%)
Revenues from advisory services and other	$27.7	$28.0	$(0.3)	(1%)
Revenues attributable to customers outside of the U.S.	$19.7	$21.4	$(1.7)	(8%)
Percentage of revenue attributable to customers outside of the U.S.	25%	27%	(2)	(7%)
Number of clients (at end of period)	2,451	2,546	(95)	(4%)
Number of events	5	6	(1)	(17%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$149.7	$149.4	$0.3	—
Revenues from research services	$100.9	$100.8	$0.1	—
Revenues from advisory services and other	$48.8	$48.6	$0.2	—
Revenues attributable to customers outside of the U.S.	$38.9	$41.5	$(2.6)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	26%	28%	(2)	(7%)
Number of events	7	7	—	—

Total revenues, revenues from research services and revenues from advisory and other services all declined 1% during the three months ended June 30, 2013 compared to the prior year and were all essentially flat during the six months ended June 30, 2013 compared to the prior year period. Foreign exchange fluctuations had an insignificant impact on revenue growth during the quarter and the year-to-date period in 2013. Revenues from customers outside of the U.S. in the six months ended June 30, 2013 declined by 2% as a percentage of total revenues compared to the prior year period due primarily to a decline in revenue from the European region. The general economic conditions in Europe as well as sales leadership challenges have contributed to a difficult selling environment in that region.

Research services revenues are generally recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. The decline in revenue in the three months ended June 30, 2013 continues the downward trend in year-over-year growth rates experienced in the second half of 2012, reflecting a downward trend in the growth in overall contract bookings during this period.

Revenue from advisory services and other decreased $0.3 million or 1% during the three months ended June 30, 2013 compared to the prior year primarily due to a $0.4 million decrease in event revenue during the current quarter. Revenue from advisory services and other increased $0.2 million during the six months ended June 30, 2013 compared to the prior year primarily due to a $0.5 million increase in consulting revenue partially offset by a $0.3 decrease in event revenue during the current period.

Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Cost of services and fulfillment (dollars in millions)	$30.8	$29.8	$1.0	3%
Cost of services and fulfillment as a percentage of total revenues	39.4%	37.7%	1.7	5%
Number of research and fulfillment employees (at end of period)	534	539	(5)	(1%)

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Cost of services and fulfillment (dollars in millions)	$57.8	$56.8	$1.0	2%
Cost of services and fulfillment as a percentage of total revenues	38.6%	38.0%	0.6	2%

The increase in cost of services and fulfillment in dollars during the three and six months ended June 30, 2013 compared to the prior year periods is primarily due to an increase in compensation costs resulting primarily from an increase in incentive bonus payments and annual merit increases and to an increase in facility costs due to new office space in the Asia Pacific region. These increases were partially offset by a decrease in professional services fees related to consulting revenue and a reduction in the cost and amount of surveys performed.

Selling and Marketing

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Selling and marketing expenses (dollars in millions)	$26.8	$26.3	$0.5	2%
Selling and marketing expenses as a percentage of total revenues	34.3%	33.2%	1.1	3%
Selling and marketing employees (at end of period)	527	494	33	7%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2013	2012
Selling and marketing expenses (dollars in millions)	$53.8	$51.4	$2.4	5%
Selling and marketing expenses as a percentage of total revenues	36.0%	34.4%	1.6	5%

The increase in selling and marketing expenses during the three months ended June 30, 2013 compared to the prior year period is primarily due to an increase in compensation costs resulting from both an increase in sales and marketing employees and incentive bonus payments. In addition, facility costs increased during the three months ended June 30, 2103 due to new office space in the Asia Pacific region. These increases were partially offset by a decrease in travel and entertainment costs as well as a decrease in professional services costs. The increase in selling and marketing expenses during the six months ended June 30, 2013 compared to the prior year period is primarily due to the factors described for the three months ended June 30, 2013 except that travel and entertainment costs were essentially flat as compared to the prior year period.

Subject to the business environment, we intend to expand our sales force by approximately 10% in 2013 as compared to 2012. Any resulting increase in contract bookings of our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2013	2012
General and administrative expenses (dollars in millions)	$8.4	$8.6	$(0.2)	(3%)
General and administrative expenses as a percentage of total revenues	10.8%	10.9%	(0.1)	(1%)
General and administrative employees (at end of period)	174	173	1	1%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
General and administrative expenses (dollars in millions)	$17.9	$18.3	$(0.4)	(2%)
General and administrative expenses as a percentage of total revenues	12.0%	12.2%	(0.2)	(2%)

The decrease in general and administrative expenses during the three and six months ended June 30, 2013 compared to the prior year periods is primarily due to a decrease in professional service fees for information technology projects and a decrease in stock compensation expense resulting from employee turnover. These decreases were partially offset by an increase in compensation costs due to an increase in incentive bonus payments and annual merit increases.

Depreciation

Depreciation expense remained essentially consistent during the three months ended June 30, 2013 compared to the prior year. Depreciation expense increased approximately $0.4 million during the six months ended June 30, 2013 compared to the prior year primarily resulting from the initiation of depreciation for our new website in March 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and six months ended June 30, 2013 compared to the prior year.

Reorganization Costs

During the three and six months ended June 30, 2013 we incurred $0.3 million and $1.9 million, respectively, of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations. All costs incurred for the reorganization are expected to be paid by the end of 2013.

During the three and six months ended June 30, 2012 we incurred $0.1 million and $1.4 million, respectively, of severance and related costs for the elimination of 17 jobs in connection with the realignment of our sales force and other cost reduction initiatives.

Other Income, Net

Other income, net remained essentially consistent during the three and six months ended June 30, 2013 compared to the prior year periods.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net were insignificant during the three and six months ended June 30, 2013 and 2012.

Provision for Income Taxes

	Three Months Ended		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	June 30,
	2013	2012
Provision for income taxes (dollars in millions)	$3.6	$3.9	$(0.3)	(8%)
Effective tax rate	38.9%	33.5%	5.4	16%

	Six Months Ended		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	June 30,
	2013	2012
Provision for income taxes (dollars in millions)	$5.0	$5.8	$(0.8)	(14%)
Effective tax rate	38.5%	34.7%	3.8	11%

The increase in the effective tax rate during the three and six months ended June 30, 2013 as compared to the prior year periods is primarily due to an increase in state taxes during 2013, a decrease in the benefit for disqualifying dispositions of stock awards in 2013 and a credit in the 2012 period due to a remeasurement gain of a euro-denominated deferred tax liability.

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

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2013
Revenue	$38,434	$31,807	$7,923	$78,164
Direct margin	$25,798	$20,376	$4,123	$50,297
Year over year revenue growth	(3%)	2%	(5%)	(1%)
Direct margin percentage	67.1%	64.1%	52.0%	64.3%

	BT	M&S	Events	Consolidated
Three Months Ended June 30, 2012
Revenue	$39,523	$31,222	$8,348	$79,093
Direct margin	$26,851	$20,054	$4,261	$51,166
Direct margin percentage	67.9%	64.2%	51.0%	64.7%

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2013
Revenue	$77,309	$63,589	$8,765	$149,663
Direct margin	$52,829	$41,694	$3,860	$98,383
Year over year revenue growth	(1%)	2%	(4%)	—
Direct margin percentage	68.3%	65.6%	44.0%	65.7%

	BT	M&S	Events	Consolidated
Six Months Ended June 30, 2012
Revenue	$77,848	$62,402	$9,103	$149,353
Direct margin	$53,058	$40,734	$3,968	$97,760
Direct margin percentage	68.2%	65.3%	43.6%	65.5%

BT revenue decreased 3% and 1% during the three and six months ended June 30, 2013, respectively, compared to the prior year periods due to a decline in advisory services and other of 6% and 4%, respectively, and a decline in research services of 2% for the three months ended June 30, 2013 and growth of 1% for the six months ended June 30, 2013. The decrease in direct margin percentage during the three months ended June 30, 2013 compared to the prior year is due to a decrease in revenue for the period while direct costs remained consistent.

M&S revenue increased 2% during both the three and six months ended June 30, 2013 compared to the prior year periods due to a 9% and 8% increase in advisory services and other revenue, respectively, and a decline in research services revenue of 1% for both periods. Direct margin percentage during the three and six months ended June 30, 2013 remained consistent compared to the prior year periods.

Events revenue decreased 5% and 4% during the three and six months ended June 30, 2013, respectively, compared to the prior year periods due to a decline in ticket revenue partially offset by a small increase in sponsorship revenue. Direct margin increased during the three and six months ended June 30, 2013 compared to the prior year periods due to tight cost controls in light of the lower revenue.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the six months ended June 30, 2013, are annually renewable and are generally payable in advance. We generated cash from operating activities of $37.2 million and $39.4 million during the six months ended June 30, 2013 and 2012, respectively. The $2.2 million decrease in cash provided from operations for the six months ended June 30, 2013 is primarily attributable to a decrease in net income of $3.0 million for the six months ended June 30, 2013 compared to the prior year period. For the six months ended June 30, 2013, we generated $34.6 million of cash from collections of accounts receivable. In the first half of the year, we traditionally generate a significant amount of cash from the collection of accounts receivable as a large portion of our business is contracted for and billed in the fourth quarter of the year.

During the six months ended June 30, 2013, we generated $8.5 million of cash from investing activities, consisting primarily of $9.5 million in net maturities of marketable investments partially offset by $1.3 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We expect property and equipment purchases to be in the range of $3.0 million to $6.0 million in 2013. During the six months ended June 30, 2012, we used $15.0 million of cash from investing activities, consisting primarily of $12.9 million in net purchases of marketable investments and $3.2 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and computer equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $88.2 million of cash from financing activities during the six months ended June 30, 2013 primarily due to $92.1 million of purchases of our common stock, of which $75.1 million was purchased through our modified Dutch auction self-tender offer (described below) and $17.0 million of purchases on the open market subsequent to completion of the self-tender offer. In addition, during the 2013 period we paid $6.4 million of dividends consisting of a $0.15 per share dividend in each of the first two quarters of 2013 and we received $10.5 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $17.2 million of cash from financing activities during the six months ended June 30, 2012 resulting from $17.1 million of purchases of our common stock and $6.4 million of dividend payments, partially offset by $6.6 million of proceeds from exercises of stock options.

On April 3, 2013 we commenced a modified Dutch auction self-tender offer to repurchase up to $130 million of our common stock at a price per share within the range of $32.00 to $36.00. A modified Dutch auction self-tender offer allows stockholders to indicate how many shares and at what price within the company’s specified range (in increments of $0.25 per share) they wish to tender. When the tender offer expired, based upon the number of shares tendered and the prices specified by the tendering stockholders, we determined the purchase price, which was the lowest price per share within the range that enabled us to purchase up to $130 million of our common stock. The tender offer expired on May 1, 2013 and we purchased 2,054,732 shares of our common stock on May 7, 2013 at a purchase price of $36.00 per share for an aggregate purchase price of $74.0 million plus $1.1 million of expenses related to the tender offer. We funded the repurchase from cash and marketable securities on hand.

In July 2013 our board of directors increased our stock repurchase authorization by $25 million, bringing the total remaining stock repurchase authorization to approximately $80 million. We plan to continue to repurchase our common stock during the remainder of 2013, as market conditions warrant.

As of June 30, 2013, we held approximately $8.9 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and have continued to fail. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our cash resources, we do not anticipate the current lack of liquidity of our ARS investments will affect our ability to execute our current business plan.

As of June 30, 2013, we had cash and cash equivalents of $55.1 million and marketable investments of $132.5 million. We do not have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. As part of our evaluation, we considered whether the control deficiencies related to the above described material weakness in our internal control over financial reporting continued to exist. Although we have commenced implementation of the remediation plan described below, and have made progress in that regard, our management has concluded that the control deficiencies relating to the material weakness had not been remediated as of June 30, 2013. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that, because of the material weakness described above, our disclosure controls and procedures were not effective as of June 30, 2013. Notwithstanding such material weakness, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized an aggregate $385.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in July 2013, $50 million authorized in February 2013, and $50.0 million authorized in 2012. During the quarter ended June 30, 2013, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)(2)	Paid per Share	Repurchase Program
			(In thousands)
April 1 — April 30	—	$—	$149,157
May 1 — May 31	2,293,732	$36.48	$65,473
June 1 — June 30	232,585	$36.10	$57,076	(3)

	2,526,317

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.
(2)	On April 3, 2013 we commenced a modified Dutch auction self-tender offer to repurchase up to $130 million of our common stock at a price per share within the range of $32.00 to $36.00. A modified Dutch auction self-tender offer allows stockholders to indicate how many shares and at what price within the company’s specified range (in increments of $0.25 per share) they wish to tender. When the tender offer expired, based upon the number of shares tendered and the prices specified by the tendering stockholders, we determined the purchase price, which was the lowest price per share within the range that enabled us to purchase up to $130 million of our common stock. The tender offer expired on May 1, 2013 and we purchased 2,054,732 shares of our common stock on May 7, 2013 at a purchase price of $36.00 per share for an aggregate purchase price of $74.0 million plus $1.1 million of expenses related to the tender offer.
(3)	Amount excludes $25.0 million authorized in July 2013.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 to the Forrester Research, Inc. Employee Retention Plan (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle

Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: August 7, 2013

Exhibit Index

Exhibit No.	Document

10.1	Amendment No. 2 to the Forrester Research, Inc. Employee Retention Plan (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document. (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema. (furnished herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase. (furnished herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase. (furnished herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. (furnished herewith)

*	Pursuant to Rule 406T of Regulation S-T, these interactive date files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.