Form 10-Q
period 2013-09-30
FORRESTER RESEARCH, INC.
filed 2013-11-12
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 7, 2013, 19,753,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$70,700	$98,810
Marketable investments (Note 2)	86,961	134,876
Accounts receivable, net	37,009	74,623
Deferred commissions	8,408	9,410
Prepaid expenses and other current assets	18,645	18,978

Total current assets	221,723	336,697
Long-term marketable investments (Note 2)	9,092	8,970
Property and equipment, net	41,058	46,300
Goodwill	79,493	78,954
Intangible assets, net	6,296	7,920
Other assets	11,166	8,809

Total assets	$368,828	$487,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$918	$772
Accrued expenses and other current liabilities	25,184	30,078
Deferred revenue	125,787	150,495

Total current liabilities	151,889	181,345
Non-current liabilities	8,972	9,433

Total liabilities	160,861	190,778

Commitments
Stockholders’ Equity (Note 6):
Preferred stock, $.01 par value Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $.01 par value Authorized - 125,000 shares Issued - 20,389 and 31,451 as of September 30, 2013 and December 31, 2012, respectively Outstanding - 19,896 and 22,293 as of September 30, 2013 and December 31, 2012, respectively	204	315
Additional paid-in capital	105,396	389,362
Retained earnings	118,814	117,450
Treasury stock - 493 and 9,158 as of September 30, 2013 and December 31, 2012, respectively, at cost	(17,071)	(210,843)
Accumulated other comprehensive income	624	588

Total stockholders’ equity	207,967	296,872

Total liabilities and stockholders’ equity	$368,828	$487,650

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Research services	$49,855	$50,509	$151,445	$151,145
Advisory services and other	19,960	18,264	68,684	66,725

Total revenues	69,815	68,773	220,129	217,870

Operating expenses:
Cost of services and fulfillment	27,584	25,736	85,397	82,502
Selling and marketing	25,771	24,309	79,617	75,709
General and administrative	9,310	8,720	27,217	27,124
Depreciation	2,292	2,262	6,954	6,510
Amortization of intangible assets	557	579	1,670	1,779
Reorganization costs	—	37	1,905	1,431

Total operating expenses	65,514	61,643	202,760	195,055

Income from operations	4,301	7,130	17,369	22,815
Other income (expense), net	(71)	357	560	896
Gains (losses) on investments, net	18	755	(84)	898

Income before income taxes	4,248	8,242	17,845	24,609
Income tax provision (benefit)	1,813	(2,468)	7,056	3,191

Net income	$2,435	$10,710	$10,789	$21,418

Basic income per common share	$0.12	$0.48	$0.51	$0.95

Diluted income per common share	$0.12	$0.47	$0.50	$0.93

Basic weighted average common shares outstanding	20,117	22,398	21,226	22,573

Diluted weighted average common shares outstanding	20,665	22,858	21,690	23,018

Cash dividends declared per common share	$0.15	$0.14	$0.45	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,435	$10,710	$10,789	$21,418

Other comprehensive income, net of taxes:
Cumulative translation adjustments	1,560	7,197	221	6,865
Changes in market value of investments:
Unrealized gain (loss), net of taxes (benefits) of $143 and $188 for the three months ended September 30, 2013 and 2012, and $(98) and $354 for the nine months ended September 30, 2013 and 2012	238	291	(202)	624
Less: reclassification adjustment for net (gains) losses realized in net income, net of taxes of $4 and $2 for the three months ended September 30, 2013 and 2012, and $(11) and $12 for the nine months ended September 30, 2013 and 2012	(7)	(3)	17	(17)

Net change in market value of investments	231	288	(185)	607

Other comprehensive income	1,791	7,485	36	7,472

Comprehensive income	$4,226	$18,195	$10,825	$28,890

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,789	$21,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,954	6,510
Amortization of intangible assets	1,670	1,779
Net (gains) losses from investments	84	(898)
Deferred income taxes	(6,461)	(9,851)
Stock-based compensation	4,588	3,921
Amortization of premium on investments	1,809	2,144
Foreign currency losses	248	382
Changes in assets and liabilities, net of acquisitions
Accounts receivable	37,570	37,196
Deferred commissions	1,002	4,127
Prepaid expenses and other current assets	3,683	3,991
Accounts payable	116	(318)
Accrued expenses and other liabilities	(4,698)	(4,327)
Deferred revenue	(25,002)	(23,308)

Net cash provided by operating activities	32,352	42,766

Cash flows from investing activities:
Purchases of property and equipment	(2,049)	(4,388)
Purchases of marketable investments	(39,636)	(85,211)
Proceeds from sales and maturities of marketable investments	85,398	73,055
Change in restricted cash	—	946
Other investing activity	134	66

Net cash provided by (used in) investing activities	43,847	(15,532)

Cash flows from financing activities:
Dividends paid on common stock	(9,425)	(9,481)
Repurchases of common stock	(109,193)	(26,187)
Proceeds from issuance of common stock under employee equity incentive plans	14,506	8,538
Excess tax benefits from stock-based compensation	687	401
Payment of deferred acquisition consideration	(900)	(864)

Net cash used in financing activities	(104,325)	(27,593)

Effect of exchange rate changes on cash and cash equivalents	16	212

Net decrease in cash and cash equivalents	(28,110)	(147)
Cash and cash equivalents, beginning of period	98,810	81,047

Cash and cash equivalents, end of period	$70,700	$80,900

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results for the year ending December 31, 2013, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 2 – Marketable Investments for the fair value of the Company’s marketable investments.

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2013, the Company identified certain prior period errors that affected the interim and annual periods in the years ended December 31, 2012 and 2011, as well as the interim periods in the six months ended June 30, 2013. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors in the periods in which they originated. The prior period errors relate to:

•	An adjustment of $0.8 million for the three and six months ended June 30, 2013 to increase the amount of research services revenue related to recognition of revenue for the event ticket included in the Company’s RoleView and Forrester Leadership Board subscription products. Based on the identification of this error, the Company reassessed its historical calculations and identified a required change in its methodology for the accounting for an insignificant amount of contract modifications during this period that resulted in an increase (decrease) to revenue for each of the periods is as follows: ($0.1) million and $0.1 million for the three months ended March 31, 2012 and September 30, 2012, respectively, and $0.1 million for the year ended December 31, 2011. This error has been reflected in deferred revenue in the revised consolidated balance sheet and statement of cash flows presented below.

•	Adjustments to the Company’s share of operating results in one of the technology-related investment funds in which the Company holds an interest, which adjustments are principally a result of information received by the Company from the fund after the applicable reporting periods. The Company records a portion of the fund’s operating results, based on the Company’s ownership interest in the fund, as investment gains (losses). The adjustments to the gains (losses) on investments for each period is as follows: ($0.1) million and $0.1 million for the three months ended March 31, 2013 and June 30, 2013, respectively; $0.6 million and ($0.1) million for the three months ended September 30, 2012 and December 31, 2012, respectively; and $0.5 million and ($1.4) million for the years ended December 31, 2012 and 2011, respectively. This error has been reflected in other assets in the revised consolidated balance sheet and in net (gains) losses from investments in the revised statement of cash flows presented below.

•	Adjustments to revenue for historical insignificant variances in deferred revenue for reconciling items between the Company’s general ledger and sub-ledger system. The increase (decrease) to revenue for each of the periods is as follows: ($0.1) million for the three months ended March 31, 2013; ($0.2) million, $0.2 million and $0.1 million for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively; and $0.1 million and ($0.4) million for the years ended December 31, 2012 and 2011, respectively. This error has been reflected in deferred revenue in the revised consolidated balance sheet and statement of cash flows presented below.

•	Adjustments within the year ended December 31, 2012 for the improper capitalization of software development costs during the three months ended June 30, 2012 and September 30, 2012. These errors were corrected in the three months ended December 31, 2012 in the previously filed financial statements. The increase (decrease) in general and administrative expense for each of the periods is as follows: $0.2 million, $0.3 million and ($0.5) million for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively. This error has been reflected in purchases of property and equipment in the revised consolidated statement of cash flows presented below.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. As such, the revisions for prior period corrections are reflected in the financial information for the applicable prior periods and will be reflected in future filings containing such prior period financial information.

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

Revised Consolidated Statements of Income

	Three Months Ended March 31, 2013			Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,378	$(100)	$50,278	$50,512	$800	$51,312	$100,890	$700	$101,590
Advisory services and other	21,121	(38)	21,083	27,652	(11)	27,641	48,773	(49)	48,724

Total revenues	71,499	(138)	71,361	78,164	789	78,953	149,663	651	150,314
Income from operations	3,418	(138)	3,280	8,999	789	9,788	12,417	651	13,068
Gains (losses) on investments, net	(51)	(149)	(200)	(51)	149	98	(102)	—	(102)
Income before income taxes	3,743	(287)	3,456	9,203	938	10,141	12,946	651	13,597
Income tax provision	1,402	(115)	1,287	3,581	375	3,956	4,983	260	5,243
Net income	$2,341	$(172)	$2,169	$5,622	$563	$6,185	$7,963	$391	$8,354

Basic income per common share	$0.10	$—	$0.10	$0.26	$0.03	$0.29	$0.37	$0.01	$0.38

Diluted income per common share	$0.10	$—	$0.10	$0.26	$0.02	$0.28	$0.36	$0.02	$0.38

	Nine Months Ended September 30, 2012			Three Months Ended December 31, 2012			Full Year Ended December 31, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$151,132	$13	$151,145	$51,866	$80	$51,946	$202,998	$93	$203,091
Advisory services and other	66,732	(7)	66,725	23,200	15	23,215	89,932	8	89,940

Total revenues	217,864	6	217,870	75,066	95	75,161	292,930	101	293,031
Operating expenses:
General and administrative	26,667	457	27,124	10,199	(457)	9,742	36,866	—	36,866
Total operating expenses	194,598	457	195,055	67,673	(457)	67,216	262,271	—	262,271
Income from operations	23,266	(451)	22,815	7,393	552	7,945	30,659	101	30,760
Gains (losses) on investments, net	290	608	898	(739)	(65)	(804)	(449)	543	94
Income before income taxes	24,452	157	24,609	7,058	487	7,545	31,510	644	32,154
Income tax provision	3,129	62	3,191	2,807	195	3,002	5,936	257	6,193
Net income	$21,323	$95	$21,418	$4,251	$292	$4,543	$25,574	$387	$25,961

Basic income per common share	$0.94	$0.01	$0.95	$0.19	$0.01	$0.20	$1.14	$0.01	$1.15

Diluted income per common share	$0.93	$—	$0.93	$0.19	$0.01	$0.20	$1.12	$0.01	$1.13

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$51,072	$(100)	$50,972	$100,832	$(196)	$100,636	$50,300	$209	$50,509
Advisory services and other	28,021	(61)	27,960	48,521	(60)	48,461	18,211	53	18,264

Total revenues	79,093	(161)	78,932	149,353	(256)	149,097	68,511	262	68,773
Operating expenses:
General and administrative	8,645	148	8,793	18,256	148	18,404	8,411	309	8,720
Total operating expenses	67,632	148	67,780	133,264	148	133,412	61,334	309	61,643
Income from operations	11,461	(309)	11,152	16,089	(404)	15,685	7,177	(47)	7,130
Gains (losses) on investments, net	84	—	84	143	—	143	147	608	755
Income before income taxes	11,675	(309)	11,366	16,771	(404)	16,367	7,681	561	8,242
Income tax provision	3,906	(124)	3,782	5,821	(162)	5,659	(2,692)	224	(2,468)
Net income	$7,769	$(185)	$7,584	$10,950	$(242)	$10,708	$10,373	$337	$10,710

Basic income per common share	$0.34	$—	$0.34	$0.48	$(0.01)	$0.47	$0.46	$0.02	$0.48

Diluted income per common share	$0.34	$(0.01)	$0.33	$0.47	$(0.01)	$0.46	$0.45	$0.02	$0.47

	Three Months Ended March 31, 2012			Full Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$49,760	$(96)	$49,664	$191,648	$(153)	$191,495
Advisory services and other	20,500	1	20,501	91,968	(128)	91,840

Total revenues	70,260	(95)	70,165	283,616	(281)	283,335
Income from operations	4,628	(95)	4,533	36,997	(281)	36,716
Gains (losses) on investments, net	59	—	59	1,018	(1,417)	(399)
Income before income taxes	5,096	(95)	5,001	38,645	(1,698)	36,947
Income tax provision	1,915	(38)	1,877	15,635	(679)	14,956
Net income	$3,181	$(57)	$3,124	$23,010	$(1,019)	$21,991

Basic income per common share	$0.14	$—	$0.14	$1.02	$(0.05)	$0.97

Diluted income per common share	$0.14	$(0.01)	$0.13	$0.99	$(0.04)	$0.95

Revised Consolidated Statements of Comprehensive Income

The consolidated statements of comprehensive income for all periods is impacted by the same amount as net income for the respective period.

Revised Consolidated Balance Sheet

	As of December 31, 2012
	As Previously Reported	Adjustments	As Revised
Current Assets:
Prepaid expenses and other current assets	$18,846	$132	$18,978
Total current assets	336,565	132	336,697
Other assets	9,123	(314)	8,809
Total assets	$487,832	$(182)	$487,650

Current Liabilities:
Deferred revenue	$150,479	$16	$150,495
Total current liabilities	181,329	16	181,345
Total liabilities	190,762	16	190,778
Retained earnings	117,648	(198)	117,450
Total stockholders’ equity	297,070	(198)	296,872
Total liabilities and stockholders’ equity	$487,832	$(182)	$487,650

Revised Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,341	$(172)	$2,169	$7,963	$391	$8,354
Net (gains) losses from investments	51	149	200	102	—	102
Prepaid expenses and other current assets	1,271	(115)	1,156	4,619	260	4,879
Deferred revenue	2,709	138	2,847	(12,955)	(651)	(13,606)
Net cash provided by operating activities	35,453	—	35,453	37,231	—	37,231

	Nine Months Ended September 30, 2012			Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$21,323	$95	$21,418	$25,574	$387	$25,961	$23,010	$(1,019)	$21,991
Net (gains) losses from investments	(290)	(608)	(898)	449	(543)	(94)	(1,018)	1,417	399
Prepaid expenses and other current assets	3,929	62	3,991	6,279	257	6,536	(7,805)	(679)	(8,484)
Deferred revenue	(23,302)	(6)	(23,308)	1,807	(101)	1,706	16,364	281	16,645
Net cash provided by operating activities	43,223	(457)	42,766	53,147	—	53,147	55,444	—	55,444
Purchases of property and equipment	(4,845)	457	(4,388)	(5,103)	—	(5,103)	(39,776)	—	(39,776)
Net cash provided by (used in) investing activities	(15,989)	457	(15,532)	(4,076)	—	(4,076)	(53,036)	—	(53,036)

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
September 30, 2013
Available-for-sale securities
State and municipal obligations	$9,660	$5	$—	$9,665
Federal agency and corporate obligations	77,330	131	(165)	77,296

Total short-term available-for-sale securities	86,990	136	(165)	86,961
ARS, long-term	11,000	—	(1,908)	9,092

Total available-for-sale securities	$97,990	$136	$(2,073)	$96,053

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2012
Available-for-sale securities
State and municipal obligations	$18,859	$27	$(14)	$18,872
Federal agency and corporate obligations	115,653	380	(29)	116,004

Total short-term available-for-sale securities	134,512	407	(43)	134,876
ARS, long-term	11,000	—	(2,030)	8,970

Total available-for-sale securities	$145,512	$407	$(2,073)	$143,846

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and nine months ended September 30, 2013 or 2012.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2013. In February 2008, certain auction rate securities (“ARS”) that Forrester held experienced failed auctions that limited the liquidity of these securities. These auction failures have continued through September 30, 2013. On October 30, 2013 the Company sold the entire portfolio of ARS for net proceeds of $9.1 million. The following table reflects the ARS at their contractual maturity dates of between 2024 and 2034 (in thousands).

	FY 2013	FY2014	FY2015	Thereafter	Total
State and municipal obligations	$2,772	$4,821	$2,072	$—	$9,665
Federal agency and corporate obligations	7,385	25,035	28,919	15,957	77,296
ARS	—	—	—	9,092	9,092

Total	$10,157	$29,856	$30,991	$25,049	$96,053

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	35,843	165	—	—
ARS	—	—	9,092	1,908

Total	$35,843	$165	$9,092	$1,908

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$9,430	$14	$—	$—
Federal agency and corporate obligations	17,716	29	—	—
ARS	—	—	8,970	2,030

Total	$27,146	$43	$8,970	$2,030

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,111	$—	$—	$7,111
State and municipal obligations	—	9,665	—	9,665
Federal agency and corporate obligations	—	77,296	—	77,296
ARS	—	—	9,092	9,092

Total	$7,111	$86,961	$9,092	$103,164

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$815	$—	$—	$815
State and municipal obligations	—	18,872	—	18,872
Federal agency and corporate obligations (2)	—	148,117	—	148,117
ARS	—	—	8,970	8,970

Total	$815	$166,989	$8,970	$176,774

(1)	Included in cash and cash equivalents.
(2)	$32.1 million are included in cash and cash equivalents at December 31, 2012 as original maturities at the time of purchase were 90 days or less.

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

Level 3 assets at September 30, 2013 and December 31, 2012 consist entirely of municipal bonds with an auction reset feature (ARS). Prior to 2008, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While the Company continues to receive interest income on its ARS investments at each interest reset date (which occurs at either seven or 35 day intervals for each security), these investments trade infrequently and therefore do not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.4% and 0.1% to 0.5% during the nine months ended September 30, 2013 and 2012, respectively. The Company values the ARS using a discounted cash flow model that includes unobservable inputs including estimates of future interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of September 30, 2013 include a weighted average interest rate of 1.7%, a weighted average discount rate of 4.9%, and a weighted average holding period of 8.7 years. The valuation resulted in an unrealized loss recorded in accumulated other comprehensive income in the Consolidated Balance Sheets of $1.9 million at September 30, 2013 and $2.0 million at December 31, 2012. As of September 30, 2013, the Company classified the loss as temporary due to the strong underlying credit rating of the securities and the fact that the Company, as of September 30, 2013, did not intend to sell the securities and was not likely to be required to sell the securities. The assumptions used in valuing the ARS are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Significant increases or decreases in any of the valuation assumptions in isolation would result in a significant change in the fair value.

On October 22, 2013 the Company made the decision to sell its entire portfolio of ARS. On October 30, 2013 the Company completed the sale of the ARS for net proceeds of $9.1 million, resulting in a realized loss of $1.9 million that will be recognized as an investment loss in the consolidated statement of income for the three months ended December 31, 2013.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2013 and 2012 (in thousands):

ARS
Balance at December 31, 2011	$9,565
Sales	—
Gains included in other comprehensive income	224

Balance at September 30, 2012	$9,789

ARS
Balance at December 31, 2012	$8,970
Sales	—
Gains included in other comprehensive income	122

Balance at September 30, 2013	$9,092

Note 3 — Non-Marketable Investments

At September 30, 2013 and December 31, 2012, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $6.2 million and $6.6 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.9 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain (loss) from its non-marketable investments of $(0.1) million during the nine months ended September 30, 2013, and $0.8 million and $0.9 million during the three and nine months ended September 30, 2012, respectively, which is included in gains (losses) on investments, net in the Consolidated Statements of Income. Gains on investments were insignificant during the three months ended September 30, 2013.

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

Note 4 — Reorganization

The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2013 (in thousands):

Workforce
Reduction
Accrual at December 31, 2012	$14
Additions	1,905
Cash payments	(1,655)

Accrual at September 30, 2013	$264

During the nine months ended September 30, 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline its operations. The accrual at September 30, 2013 is expected to be paid by the end of 2013.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	20,117	22,398	21,226	22,573
Weighted average common equivalent shares	548	460	464	445

Diluted weighted average common shares outstanding	20,665	22,858	21,690	23,018

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	608	967	700	644

Note 6 — Stockholders’ Equity

Equity Plans

Stock option activity for the nine months ended September 30, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,936	$29.03
Granted	489	35.20
Exercised	(524)	25.46
Forfeited	(69)	32.05

Outstanding at September 30, 2013	1,832	$31.58	7.11	$9,592

Exercisable at September 30, 2013	866	$28.73	5.14	$6,995

Restricted stock unit activity for the nine months ended September 30, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	301	$32.98
Granted	207	34.58
Vested or settled	(67)	32.91
Forfeited	(56)	31.02

Unvested at September 30, 2013	385	$34.14

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of services and fulfillment	$1,061	$835	$2,708	$2,213
Selling and marketing	321	207	893	638
General and administrative	478	367	987	1,070

Total	$1,860	$1,409	$4,588	$3,921

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

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Compensation expense through the third quarter of 2011 was recognized based on an estimate of 100% vesting of the RSUs and in the fourth quarter of 2011 the Company modified its assessment of vesting to a zero percent level. The Company continued to utilize a zero percent vesting estimate through the nine months ended September 30, 2013.

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.40%	0.08%	0.62%	0.14%
Expected dividend yield	2.1%	2.1%	1.7%	1.7%
Expected life	4.9 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	36%	19%	40%	31%
Weighted average fair value	$9.94	$6.02	$9.42	$6.89

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.81%	0.08%	0.87%	0.14%
Expected dividend yield	2.1%	2.1%	1.7%	1.7%
Expected life	4.9 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	37%	19%	40%	31%
Weighted average fair value	$9.15	$6.02	$9.81	$6.87

Dividends

In the nine months ended September 30, 2013, the Company declared and paid dividends of $9.4 million consisting of a $0.15 per share dividend in each of the first three quarters of 2013. In the nine months ended September 30, 2012, the Company declared and paid dividends of $9.5 million consisting of a $0.14 per share dividend in each of the first three quarters of 2012. In October 2013, the Company declared a dividend of $0.15 per share payable on December 18, 2013 to shareholders of record as of December 4, 2013.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $385.0 million, including $25 million authorized in July 2013 and $50 million authorized in February 2013, to purchase common stock under the stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the nine months ended September 30, 2013, the Company repurchased approximately 3.0 million shares of common stock at an aggregate cost of approximately $109.2 million, inclusive of the repurchase of shares pursuant to the “modified Dutch auction” described below. From the inception of the program through September 30, 2013, Forrester repurchased approximately 12.2 million shares of common stock at an aggregate cost of approximately $320.0 million.

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

In the nine months ended September 30, 2013, the Company retired 11.7 million shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $303.0 million. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value of the retired stock from Common Stock and to reflect the excess of cost over par value as a deduction from Additional Paid-in Capital.

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

Income tax expense for the nine months ended September 30, 2013 was $7.1 million resulting in an effective tax rate of 39.5% for the period. Income tax expense for the nine months ended September 30, 2012 was $3.2 million resulting in an effective tax rate of 13.0% for the period. The increase in the effective tax rate during the nine months ended September 30, 2013 as compared to the prior year is primarily due to the 2012 period including a $5.5 million deferred tax benefit resulting from the settlement of a tax audit at one of the Company’s foreign subsidiaries. In addition, the 2012 period included a reduction in the reserve for uncertain tax positions as well as a credit due to a remeasurement gain of a euro-denominated deferred tax liability.

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

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2013
Revenue	$37,659	$31,809	$347	$69,815
Direct margin	24,912	20,923	(656)	45,179
Selling, marketing, administrative and other expenses				(40,321)
Amortization of intangible assets				(557)
Reorganization costs				—
Other income (expense) and gains (losses) on investments				(53)

Income before income taxes				$4,248

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2012
Revenue	$37,764	$30,707	$302	$68,773
Direct margin	25,966	20,203	(727)	45,442
Selling, marketing, administrative and other expenses				(37,696)
Amortization of intangible assets				(579)
Reorganization costs				(37)
Other income (expense) and gains (losses) on investments				1,112

Income before income taxes				$8,242

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2013
Revenue	$115,327	$95,690	$9,112	$220,129
Direct margin	78,100	62,909	3,204	144,213
Selling, marketing, administrative and other expenses				(123,269)
Amortization of intangible assets				(1,670)
Reorganization costs				(1,905)
Other income (expense) and gains (losses) on investments				476

Income before income taxes				$17,845

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2012
Revenue	$115,470	$92,995	$9,405	$217,870
Direct margin	78,882	60,823	3,241	142,946
Selling, marketing, administrative and other expenses				(116,921)
Amortization of intangible assets				(1,779)
Reorganization costs				(1,431)
Other income (expense) and gains (losses) on investments				1,794

Income before income taxes				$24,609

Note 9 — Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU was effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. As the Company does not have any indefinite-lived intangible assets as of September 30, 2013 other than goodwill, the adoption of this standard on January 1, 2013 did not have an impact on the Company’s consolidated financial results.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, anticipated increases in our sales force, future dividends, anticipated continued repurchases of our common stock, and remediation of our internal control over financial reporting. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, possible variations in our quarterly operating results, and our ability to remediate the identified material weaknesses in our internal control over financial reporting as of December 31, 2012 and September 30, 2013. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research and consulting personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities are allocated to these categories according to the number of employees in each group.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of September 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Deferred revenue	$125.8	$124.9	$0.9	1%
Agreement value	$210.7	$221.6	$(10.9)	(5%)
Client retention	76%	78%	(2)	(3%)
Dollar retention	89%	91%	(2)	(2%)
Enrichment	95%	96%	(1)	(1%)
Number of clients	2,482	2,498	(16)	(1%)

Deferred revenue at September 30, 2013 increased approximately 1% compared to the prior year; however when including the amount of future invoicing for contracts at both September 30, 2013 and 2012, the combined amount of deferred revenue and future invoicing declined approximately 5% at September 30, 2013 compared to the prior year. This decline is consistent with the decline in agreement value, which continues a trend from 2012 of declining year-over-year growth in these metrics due to the downward trend in the growth in overall contract bookings during this period. Enrichment at 95% for the period ending September 30, 2013 is consistent with the period ending June 30, 2013; however it represents a 1% decrease from the prior year. As the enrichment rate includes a 12-month period, the decline in the rate as of September 30, 2013 compared to the prior year reflects the challenges associated with the implementation of the sales reorganization in January 2012 as well as high sales employee attrition during 2012. Client retention, dollar retention and number of clients at September 30, 2013 all decreased from the prior year; however they remained essentially flat with June 30, 2013 and the retention metrics remain near historical levels.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations (MD&A) are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes, and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The prior period results presented within the MD&A have been revised to reflect the error corrections disclosed in Note 1 of the interim consolidated financial statements.

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Research services	71.4%	73.4%	68.8%	69.4%
Advisory services and other	28.6	26.6	31.2	30.6

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.5	37.4	38.8	37.9
Selling and marketing	36.9	35.3	36.1	34.7
General and administrative	13.3	12.7	12.4	12.4
Depreciation	3.3	3.3	3.1	3.0
Amortization of intangible assets	0.8	0.8	0.8	0.8
Reorganization costs	—	0.1	0.9	0.7

Income from operations	6.2	10.4	7.9	10.5
Other income (expense), net	(0.1)	0.5	0.2	0.4
Gains (losses) on investments, net	—	1.1	—	0.4

Income before income taxes	6.1	12.0	8.1	11.3
Income tax provision (benefit)	2.6	(3.6)	3.2	1.5

Net income	3.5%	15.6%	4.9%	9.8%

Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

	Three Months Ended September 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
	(dollars in millions)
Revenues	$69.8	$68.8	$1.0	2%
Revenues from research services	$49.9	$50.5	$(0.6)	(1%)
Revenues from advisory services and other	$20.0	$18.3	$1.7	9%
Revenues attributable to customers outside of the U.S.	$18.9	$19.5	$(0.6)	(3%)
Percentage of revenue attributable to customers outside of the U.S.	27%	28%	(1)	(4%)
Number of clients (at end of period)	2,482	2,498	(16)	(1%)
Number of events	3	3	—	—

	Nine Months Ended September 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
	(dollars in millions)
Revenues	$220.1	$217.9	$2.2	1%
Revenues from research services	$151.4	$151.1	$0.3	—
Revenues from advisory services and other	$68.7	$66.7	$2.0	3%
Revenues attributable to customers outside of the U.S.	$57.8	$61.0	$(3.2)	(5%)
Percentage of revenue attributable to customers outside of the U.S.	26%	28%	(2)	(7%)
Number of events	10	10	—	—

Total revenues increased 2% and 1% during the three and nine months ended September 30, 2013 compared to the prior year periods, respectively, due to growth in revenues from advisory services and other revenues partially offset by a decline from research services revenues during the three months ended September 30, 2013. Foreign exchange fluctuations accounted for approximately 1% of revenue growth during the quarter and were not material to the year-to-date period in 2013. Revenues from customers outside of the U.S. in the nine months ended September 30, 2013 declined by 2% as a percentage of total revenues compared to the prior year period due primarily to a decline in revenue from the European region. The general economic conditions in Europe as well as sales leadership challenges have contributed to a difficult selling environment in that region.

Research services revenues declined $0.6 million and increased $0.3 million during the three and nine months ended September 30, 2013, respectively, compared to the prior year. Research services revenues are generally recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. The decline in revenue in the three months ended September 30, 2013 results from the downward trend in the growth in overall contract bookings during the prior twelve month period.

Revenue from advisory services and other increased $1.7 million and $2.0 million during the three and nine months ended September 30, 2013, respectively, compared to the prior year. The increase during the 2013 periods is due entirely to advisory and consulting revenue as event revenues were insignificant during the three months ended September 30, 2013 and declined by $0.3 million during the nine months ended September 30, 2013.

Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	Three Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$27.6	$25.7	$1.9	7%
Cost of services and fulfillment as a percentage of total revenues	39.5%	37.4%	2.1	6%
Number of research and fulfillment employees (at end of period)	554	533	21	4%

	Nine Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$85.4	$82.5	$2.9	4%
Cost of services and fulfillment as a percentage of total revenues	38.8%	37.9%	0.9	2%

The increase in cost of services and fulfillment expenses during the three months ended September 30, 2013 compared to the prior year is primarily due to an increase in compensation costs resulting primarily from an increase in the number of employees, an increase in incentive bonus payments and annual merit increases. The increase in cost of services and fulfillment expenses during the nine months ended September 30, 2013 compared to the prior year is primarily due to an increase in compensation costs due to the aforementioned factors as well as to an increase in facility costs due to new office space in the Asia Pacific region in the second half of 2012. These increases were partially offset by a decrease in professional services fees related to the amount of surveys performed and a decrease in travel and entertainment expenses.

Selling and Marketing

	Three Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$25.8	$24.3	$1.5	6%
Selling and marketing expenses as a percentage of total revenues	36.9%	35.3%	1.6	5%
Selling and marketing employees (at end of period)	533	506	27	5%

	Nine Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$79.6	$75.7	$3.9	5%
Selling and marketing expenses as a percentage of total revenues	36.1%	34.7%	1.4	4%

The increase in selling and marketing expenses during the three and nine months ended September 30, 2013 compared to the prior year period is primarily due to an increase in compensation costs resulting from both an increase in sales and marketing employees and incentive bonus payments. In addition, for the nine months ended September 30, 2013, facility costs increased due to new office space in the Asia Pacific region in the second half of 2012.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 7% to 9% in 2013 as compared to 2012. Any resulting increase in contract bookings of our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

	Three Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.3	$8.7	$0.6	7%
General and administrative expenses as a percentage of total revenues	13.3%	12.7%	0.6	5%
General and administrative employees (at end of period)	176	179	(3)	(2%)

	Nine Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$27.2	$27.1	$0.1	—
General and administrative expenses as a percentage of total revenues	12.4%	12.4%	0.2	—

The increase in general and administrative expenses during the three months ended September 30, 2013 compared to the prior year is primarily due to an increase in compensation costs due to an increase in incentive bonus payments and annual merit increases and to an increase in professional service fees for recruiting and accounting and tax service fees. The increase in general and administrative expenses during the nine months ended September 30, 2013 compared to the prior year is primarily due to increases as described for the three months ended September 30, 2013, partially offset by a decrease in professional service fees related to information technology projects.

Depreciation

Depreciation expense remained essentially consistent during the three months ended September 30, 2013 compared to the prior year. Depreciation expense increased approximately $0.4 million during the nine months ended September 30, 2013 compared to the prior year primarily resulting from the initiation of depreciation for our new website in March 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and nine months ended September 30, 2013 compared to the prior year.

Reorganization Costs

During the nine months ended September 30, 2013 we incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations. All costs incurred for the reorganization are expected to be paid by the end of 2013.

During the nine months ended September 30, 2012 we incurred $1.4 million of severance and related costs for the elimination of 17 jobs in connection with the realignment of our sales force and other cost reduction initiatives.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income (expense), net during the three and nine months ended September 30, 2013 is primarily due to lower interest income earned in 2013 due to lower investment balances.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. The decrease in investment gains during the 2013 periods is primarily due to increased losses at the investment funds due to increased expenses and a decrease in the value of their investments during 2013.

On October 30, 2013 we sold our portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million, or approximately $(0.09) per diluted share, which will be recognized in our consolidated statement of income as a loss on investments for the three months ended December 31, 2013.

Provision for Income Taxes

	Three Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$1.8	$(2.5)	$4.3	173%
Effective tax rate	42.6%	(30.5%)	73.1	240%

	Nine Months Ended September 30,		Absolute Increase	Percentage Increase
	2013	2012	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.1	$3.2	$3.9	121%
Effective tax rate	39.5%	13.0%	26.5	204%

The increase in the effective tax rate during the three and nine months ended September 30, 2013 as compared to the prior year periods is primarily due to the 2012 periods including a $5.5 million deferred tax benefit resulting from the settlement of a tax audit at one of our foreign subsidiaries. In addition, the 2012 period included a reduction in the reserve for uncertain tax positions as well as a credit due to a remeasurement gain of a euro-denominated deferred tax liability.

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

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2013
Revenue	$37,659	$31,809	$347	$69,815
Direct margin	$24,912	$20,923	$(656)	$45,179
Year over year revenue growth	—	4%	15%	2%
Direct margin percentage	66.2%	65.8%	(189%)	64.7%

	BT	M&S	Events	Consolidated
Three Months Ended September 30, 2012
Revenue	$37,764	$30,707	$302	$68,773
Direct margin	$25,966	$20,203	$(727)	$45,442
Direct margin percentage	68.8%	65.8%	(241%)	66.1%

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2013
Revenue	$115,327	$95,690	$9,112	$220,129
Direct margin	$78,100	$62,909	$3,204	$144,213
Year over year revenue growth	—	3%	(3%)	1%
Direct margin percentage	67.7%	65.7%	35.2%	65.5%

	BT	M&S	Events	Consolidated
Nine Months Ended September 30, 2012
Revenue	$115,470	$92,995	$9,405	$217,870
Direct margin	$78,882	$60,823	$3,241	$142,946
Direct margin percentage	68.3%	65.4%	34.5%	65.6%

BT revenue was essentially flat during the three and nine months ended September 30, 2013, compared to the prior year periods. Research services revenue decreased 2% during the three months ended September 30, 2013 and was essentially flat during the nine months ended September 30, 2013 as compared to the prior year periods. Advisory and consulting services revenue increased 5% during the three months ended September 30, 2013 and decreased 1% during the nine months ended September 30, 2013 compared to the prior year periods. The increase in advisory and consulting revenue during the three months ended September 30, 2013 is primarily due to an increase in headcount during the period. The decrease in direct margin percentage during the three and nine months ended September 30, 2013 compared to the prior year periods is due primarily to an increase in compensation costs from increased headcount and annual salary increases combined with flat revenue during the periods.

M&S revenue increased 4% and 3% during the three and nine months ended September 30, 2013, respectively, compared to the prior year periods due to a 14% and 10% increase in advisory and consulting revenue, respectively, while research services revenue was essentially flat for both periods. The increase in advisory and consulting revenue during 2013 is primarily due to increased productivity during the periods. Direct margin percentage during the three and nine months ended September 30, 2013 remained consistent compared to the prior year periods.

Events revenue was insignificant during the three months ended September 30, 2013 as we held three small events in the Asia / Pacific region. Events revenue for the nine months ended September 30, 2013 decreased 3% compared to the prior year period due to a decline in ticket revenue partially offset by a small increase in sponsorship revenue. Direct margin increased during the three and nine months ended September 30, 2013 compared to the prior year periods due to tight cost controls in light of the lower revenue.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the nine months ended September 30, 2013, are annually renewable and are generally payable in advance. We generated cash from operating activities of $32.4 million and $42.8 million during the nine months ended September 30, 2013 and 2012, respectively. The $10.4 million decrease in cash provided from operations for the nine months ended September 30, 2013 is primarily attributable to a decrease in net income of $10.6 million for the nine months ended September 30, 2013 compared to the prior year period.

During the nine months ended September 30, 2013, we generated $43.8 million of cash from investing activities, consisting primarily of $45.8 million in net maturities of marketable investments partially offset by $2.0 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We expect property and equipment purchases to be in the range of $3.0 million to $5.0 million in 2013. During the nine months ended September 30, 2012, we used $15.5 million of cash from investing activities, consisting primarily of $12.2 million in net purchases of marketable investments and $4.4 million of purchases of property and equipment. Property and equipment purchases during the 2012 period consisted primarily of software and computer equipment. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $104.3 million of cash from financing activities during the nine months ended September 30, 2013 primarily due to $109.2 million of purchases of our common stock, of which $75.1 million (including expenses) was purchased through our modified Dutch auction self-tender offer (described below) and $34.1 million was purchased on the open market subsequent to completion of the self-tender offer. In addition, during the 2013 period we paid $9.4 million of dividends consisting of a $0.15 per share dividend in each of the first three quarters of 2013 and we received $14.5 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $27.6 million of cash from financing activities during the nine months ended September 30, 2012 resulting from $26.2 million of purchases of our common stock and $9.5 million of dividend payments, partially offset by $8.5 million of proceeds from exercises of stock options and our employee stock purchase plan.

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

In July 2013 our board of directors increased our stock repurchase authorization by $25 million. As of September 30, 2013 our remaining stock repurchase authorization was approximately $65.0 million. We plan to continue to repurchase our common stock during the remainder of 2013, as market conditions warrant.

As of September 30, 2013, we held approximately $9.1 million ($11.0 million par value) of state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and continued to fail through September 30, 2013. On October 30, 2013 we sold our entire portfolio of ARS for net proceeds of $9.1 million and realized a loss on the sale of $1.9 million.

As of September 30, 2013, we had cash and cash equivalents of $70.7 million and marketable investments of $96.1 million. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2013. Notwithstanding such material weaknesses, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management identified the following control deficiencies as of September 30, 2013 that constituted material weaknesses:

We did not maintain effective controls over the recognition of revenue related to the event tickets that are included in certain of our subscription products. Specifically, we did not operate effective controls to determine that the amount of revenue recognized for these event tickets was accurate during the three months ended June 30, 2013 and September 30, 2013. This control deficiency resulted in the misstatement of our research services revenue and related financial disclosures, and the revision of the Company’s consolidated financial statements for the quarter and six months ended June 30, 2013 as described in Note 1 of the Consolidated Financial Statements. In addition, this deficiency could have resulted in a misstatement of the Company’s annual or interim consolidated financial statements that would have been material and would not have been prevented or detected. Accordingly, management has determined that the deficiency described above constitutes a material weakness and that our internal control over financial reporting was not effective as of September 30, 2013.

In addition, as of December 31, 2012, we reported that management had identified a material weakness in the Company’s internal control over financial reporting related to revenue for advisory services and consulting projects. Specifically, we did not design and operate effective controls to evidence that our advisory services and consulting projects were monitored for services performed in support of the revenue recognized. Although the deficiency did not result in the identification of a material misstatement during 2012, this deficiency could have resulted in a misstatement of the Company’s annual or interim consolidated financial statements that would have been material and would not have been prevented or detected. This material weakness in our internal control over financial reporting continued to exist as of September 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plans

The remedial efforts as outlined below are intended to address the identified material weaknesses and to enhance our overall control environment.

Advisory Services and Consulting Projects

1.	Consulting Project Scoping: During the scoping phase of each project, we will ensure that evidence is maintained of the review and approval of the allocation of the project revenue to the services to be delivered to the client and that the project allocation is accurately entered into our accounting system.

2.	Advisory Services and Consulting Project Performance: Our project managers will more closely monitor the performance of each advisory service and consulting project and will maintain evidence of their review and approval of the services performed.

3.	Training: We will ensure that we conduct proper training so that the remedial actions identified above are understood and followed by applicable personnel.

Although we have implemented and tested the additional controls as detailed in our remediation plan above, the controls have not been in place and operating for a sufficient period to validate remediation. Management believes these efforts will effectively remediate the material weakness.

Event Tickets Included In Subscription Products

1.	Additional procedures will be implemented to reconcile the inputs in the manual calculation to additional data contained in our accounting system. New accounting system reports will be generated to facilitate the reconciliation.

2.	Analytical procedures will be implemented and performed by our financial planning and analysis group (this group is separate from the accounting group that prepares the referenced calculations) to assess the reasonableness of the amount of event revenue recognized.

Management believes these efforts will effectively remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the additional controls as described under “Remediation Plans – Advisory Services and Consulting Projects” above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has authorized an aggregate $385.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in July 2013, $50 million authorized in February 2013, and $50.0 million authorized in 2012. During the quarter ended September 30, 2013, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
July 1—July 31	106,300	$36.73
August 1—August 31	196,295	$34.37
September 1—September 30	190,382	$33.93	$64,966

	492,977

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6.	EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: November 12, 2013

Exhibit Index

Exhibit No.	Document

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)