Form 10-K
period 2013-12-31
FORRESTER RESEARCH, INC.
filed 2014-03-13
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $451,000,000.

As of March 6, 2014, 19,570,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2014 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, future growth rates, anticipated increases in our sales force, future capital expenditures, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Our products and services are targeted to specific roles, including senior management in business strategy, marketing, and technology management principally at $1 billion-plus (revenue) companies who collaborate with us to accelerate achievement of their business goals.

Research serves as the foundation for all our solutions and consists primarily of annual memberships to our RoleViewTM research and data subscription offerings that provide access to our core research and data on a wide range of business and technology issues critical to the success of the individuals in the roles we serve. In addition to our RoleView and data offerings, we also provide a portfolio of products and services that allow our clients to interact directly with analysts and their peers and explore in greater detail the issues and topics covered by RoleView research and our data offerings on a role and client-specific basis.

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

Forrester’s Strategy

Forrester’s role-based strategy focuses attention on serving leaders in key roles across its client base. Forrester’s role-centric solutions provide clients with more relevant fact-based insights, allowing them to make better informed and justified decisions faster, to understand and manage the business dynamics most important to win, serve, and retain customers, and to help clients link their knowledge of customers, marketing efforts, and technology into a coherent plan.

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

Leveraging our RoleView Research and Data Products.    Our business model, technology platform, research methodologies, and rich longitudinal data allow us to sell existing products and to rapidly introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, research methodologies, and data to both increase sales of our existing data and RoleView research products and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research and data subscription offerings, and many are designed to address the specific needs and problems of our clients and the professionals in the roles we serve. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings.

Global Research and Product Organizations; Using Targeted, Global Client-Centric Sales Channels.    We reorganized our fulfillment organization at the end of 2013 into a single, global research organization and product organization to better support our client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 we also established a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

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

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.    We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,400 client companies as of December 31, 2013 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals. We intend to continue to expand our coverage of global markets as the growing impact of technology on business innovation creates demand for external sources of objective research.

Developing and Retaining Outstanding Research Professionals.    The knowledge and experience of our research analysts and consultants are critical elements of our ability to provide high-quality products and services. We employ outstanding research professionals and consultants from varied backgrounds and a wide range of industries. We believe that our culture, which emphasizes client service, courage, collaboration, integrity and quality, helps us to develop and retain high-caliber research and consulting professionals. We provide a competitive compensation structure, as well as recognition and rewards for excellent individual and team performance.

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

A Unified Set of Services to Help our Clients and to Make their Leaders Successful in their Roles.    We offer clients a comprehensive set of products and services to obtain access to the research, data, analysts, consultants and peer insights they need to be successful in their professional roles, including, for example, to:

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

Clients subscribing to our RoleView research products may choose between two membership levels:

•

RoleView Member Licenses.    RoleView Member Licenses include access to the written research, as well as Inquiry with analysts, one Event seat, and access to Forrester Webinars. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30 minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists. Events bring together executives and other participants for one or multi-day conferences to network with their peers and to hear business leaders discuss the issues and solutions most pertinent to their roles and responsibilities. Forrester Webinars are hour-long Web-based conferences on selected topics of interest to particular professional roles that typically are held several times a week. They consist of an analyst-led presentation followed by questions from participants. Members may access the analyst Web presentation and participate in the subsequent forum for questions and discussion among all attendees. Webinars are also made available for member download.

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

Forrester® Leadership Boards

Our Forrester Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients and prospects may participate in one or more Forrester Leadership Boards. Memberships are available to the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate RoleView research offering, members of our Forrester Leadership Boards receive access to the following:

•	A private forum for members to test their thinking with peers through local and national meetings, one-to-one and group peer exchanges, and virtual community activities.

•	Advisors to challenge members’ thinking with insights drawn from peers, our research, and our analyst community.

•	Membership-generated content that includes next and best practices as well as role-specific maturity benchmark data.

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Our data products are designed to provide fact-based customer insights to our clients. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•

Consumer Technographics® Data & Services.    Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 400,000 individuals in North America, Europe, Russia, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple offerings including: Global Technographics, North American Technographics, European Technographics, Russian Technograhics, Asia Pacific Technographics, and Latin America Technographics. Additionally, clients may have access to a Technographics data specialist to help them use the data effectively to meet their specific business needs.

•

Business Technographics (Forrester’s new combined offering of its former Forrester’s Forrsights for Business Technology and Tech Marketing Navigator offerings).    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 62,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. Business Technographics’ clients may also have access to a dedicated data advisor to assist in utilizing appropriate data to achieve desired outcomes.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView research and Technographics data to deliver focused insights and recommendations that assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk. Our consulting services help clients with the entire range of challenges addressed in our published research, such as turning big data into business insights, becoming a digital disruptor, embracing the mobile mind shift, and transforming the customer experience. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create marketing collateral, and develop sales tools.

As noted above, in 2013 we established a dedicated consulting organization. The experienced consultants that are part of this organization provide research-based project consulting services to our clients.

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

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. Our Premier group focuses on coordinated account management for selling to our largest clients, and all of our other direct sales resources now operate through geographic segments in North America, Europe and Asia Pacific that focus on selling to and servicing customers and prospects within the particular geographies. We also sell our products and services through independent sales representatives in select international locations. We employed 485 salespersons as of December 31, 2013, an increase of 5% from 462 as of December 31, 2012. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 12 of the Notes to Consolidated Financial Statements included herein.

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

As of December 31, 2013, our research was delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2013 revenues.

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

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value decreased 2% to $216.5 million at December 31, 2013 from $220.4 million at December 31, 2012.

Research Analysts and Methodology

We employ a structured methodology in our research that enables us to identify and analyze business technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We seek to provide relevant research that will contribute to the success of our clients in their professional roles.

We ascertain the issues important to our clients and technology users through thousands of interactions and surveys with vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on helping our clients grow their business. We use the following primary research inputs:

•	Confidential interviews with early adopters and mainstream users of new technologies.

•	In-depth interviews with business technology vendors and suppliers of related services.

•	Ongoing briefings with vendors to review current positions and future directions.

•	Continuous dialogue with our clients to identify business and technology opportunities in the marketplace.

Our Consumer Technographics and Business Technographics data products combine our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

The Forrester Wave combines in-depth product test results and user interviews with market and strategic analysis to score attributes of emerging and other technologies. We then apply this research and strategic analysis to determine the weighting of each attribute and create interactive spreadsheets, databases, and reports.

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

We believe that we compete favorably with respect to each of these factors. We believe that our role-based strategy, including the diversity of roles we support and the ways in which we support them, as well as our research focus on emerging technologies and on winning, retaining and servicing customers, are significant competitive advantages. Additionally, we believe that in addition to our role-based strategy, our research methodology, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

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

Employees

As of December 31, 2013, we employed a total of 1,288 persons, including 475 research staff and 485 sales personnel.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in approximately 55 countries and approximately 26% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

The Ability to Attract and Retain Qualified Professional Staff.    Our future success will depend in large measure upon the continued contributions of our senior management team, research analysts, consultants, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. Our future success will also depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

Fluctuations in Our Operating Results.    Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology and research and advisory services spending in the marketplace and general economic conditions.

•	The timing and size of new and renewal memberships for our research services from clients.

•	The utilization of our advisory services by our clients.

•	The timing of revenue-generating events sponsored by us.

•	The introduction and marketing of new products and services by us and our competitors.

•	The hiring and training of new analysts, consultants, and sales personnel.

•	Changes in demand for our research and advisory services.

•	Fluctuations in currency exchange rates.

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

Any Weakness Identified in Our System of Internal Controls by Us and Our Independent Registered Public Accounting Firm Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 Could Have an Adverse Effect on Our Business.    Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. As disclosed in Item 9A of this report, we have previously identified material weaknesses in our internal control over financial reporting because we did not maintain effective controls over revenue related to our advisory services and consulting projects and over revenue related to the event tickets that are included in certain of our subscription products. In the fourth quarter of 2013, we completed our remediation activities related to these material weaknesses. As a result, as of December 31, 2013, we concluded that we have remediated these material weaknesses in our internal control over financial reporting. There can be no assurance that no weakness in our internal control over financial reporting will occur in future periods, or that any such weakness will not have a material adverse effect on our business or financial results, including our ability to report our financial results in a timely manner.

Item 1B.	Unresolved Staff Comments

We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, consulting, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London, Paris, New Delhi, and Singapore. Our San Francisco lease is for approximately 19,000 square feet, with a 63-month term that expires June 30, 2016. Our New York lease is for approximately 15,200 square feet, with an initial term of approximately ten years until January 31, 2021, with the right to terminate in 2017 with prior notice and payment of designated early termination fees and charges. The London lease is for approximately 17,800 square feet, with a term of eleven years until September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2012 quarterly dividends of $0.14 per common share were declared and paid in each of the four quarters during the year. During 2013 quarterly dividends of $0.15 per common share were declared and paid in each of the four quarters during the year. In February 2014 our Board of Directors declared an increase in our regular quarterly dividend to $0.16 per share that is payable on March 19, 2014. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 6, 2014 there were approximately 36 stockholders of record of our common stock. On March 6, 2014 the closing price of our common stock was $37.70 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2013 and December 31, 2012:

	2013		2012
	High	Low	High	Low
First Quarter	$31.76	$24.88	$36.15	$31.37
Second Quarter	$37.41	$33.01	$36.00	$30.90
Third Quarter	$39.77	$32.15	$34.46	$20.60
Fourth Quarter	$41.36	$36.14	$31.00	$26.22

Through 2013, our Board of Directors authorized an aggregate $385.0 million to purchase common stock under our stock repurchase program including $25.0 million authorized in July 2013 and $50.0 million authorized in February 2013. As of December 31, 2013 we had repurchased approximately 12.4 million shares of common stock at an aggregate cost of $329.1 million.

During 2013 the Company retired 11.7 million shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $303.0 million.

During the quarter ended December 31, 2013 we repurchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program

			(In thousands)
October 1- October 31	188,792	$37.13
November 1—November 30	11,742	$37.90
December 1—December 31	41,467	$37.69	$55,949

	242,001

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2008 through December 31, 2013 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$202,843	$203,091	$191,495	$168,597	$157,736
Advisory services and other	94,807	89,940	91,840	82,261	75,631

Total revenue	297,650	293,031	283,335	250,858	233,367
Income from operations	21,833	30,760	36,716	30,882	32,435
Other income and gains (losses) on investments, net	(1,841)	1,394	231	3,550	555
Net income	$13,024	$26,296	$21,991	$20,832	$18,811
Basic income per common share	$0.62	$1.17	$0.97	$0.93	$0.83
Diluted income per common share	$0.61	$1.15	$0.95	$0.90	$0.82
Basic weighted average shares outstanding	20,861	22,500	22,666	22,478	22,645
Diluted weighted average shares outstanding	21,353	22,929	23,164	23,063	22,884

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$155,145	$242,656	$227,603	$216,034	$259,792
Working capital	78,991	155,278	158,370	146,014	190,216
Total assets	402,202	488,015	487,110	450,747	470,273
Deferred revenue	152,903	150,495	148,004	131,357	117,856
Total liabilities	197,540	190,808	196,960	178,406	158,219
Cash dividends declared	12,394	12,588	—	68,414	—

The following items impact the comparability of our consolidated data:

•

Cash dividends in 2013 and 2012 represent quarterly dividends of $0.15 and $0.14 per common share declared and paid during 2013 and 2012, respectively. Cash dividends in 2010 represent a special dividend of $3.00 per common share declared and paid in the fourth quarter of 2010.

•	The 2013 other income and gains (losses) on investments, net amount includes a $1.9 million loss for the sale of the Company’s entire portfolio of auction rate securities.

•	The 2012 net income amount includes a $5.9 million deferred income tax benefit resulting from the settlement of a tax audit at the Company’s German subsidiary.

•	The 2009 income from operations amount includes a $5.4 million reorganization charge for facility consolidations and a reduction-in-force of approximately 50 employees.

As described in Note 2 of the Notes to Consolidated Financial Statements, the Company identified prior period errors that affected the years ended December 31, 2012 and 2011. The revisions for the prior period corrections, which the Company has concluded are immaterial to all prior period financial statements, are reflected in the consolidated financial statements included in this Form 10-K. In addition, the consolidated statements of income for the years ended December 31, 2010 and 2009 and the consolidated balance sheets as of December 31, 2011, 2010 and 2009 were revised as follows:

•

The 2010 consolidated statement of income has been revised to reflect a $0.1 million increase to revenue, a $0.1 million increase to income from operations, a $0.2 million decrease to income tax provision, and a $0.3 million increase to net income.

•

The 2009 consolidated statement of income has been revised to reflect a $0.8 million increase in loss on investments, a $0.7 million decrease to income tax provision, and a $0.1 million decrease to net income.

•

The 2011 consolidated balance sheet data was revised to increase working capital by $0.3 million, decrease total assets by $0.5 million, increase deferred revenue by $0.1 million, and increase total liabilities by $0.1 million.

•	The 2010 consolidated balance sheet data was revised to decrease working capital by $0.1 million, decrease deferred revenue by $0.2 million, and decrease total liabilities by $0.2 million.

•	The 2009 consolidated balance sheet data was revised to decrease working capital by $0.5 million, increase total assets by $0.1 million, and decrease total liabilities by less than $0.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships to our research and data products and services, performing advisory services and consulting projects, and hosting events. We offer contracts for our research products that are typically renewable annually and payable in advance. Research revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our research. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research and consulting personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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

•

Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2013.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Deferred revenue	$152.9	$150.5	$2.4	2%
Agreement value	$216.5	$220.4	$(3.9)	(2%)
Client retention	73%	77%	(4)	(5%)
Dollar retention	86%	90%	(4)	(4%)
Enrichment	97%	95%	2	2%
Number of clients	2,471	2,462	9	—

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2012	2011
Deferred revenue	$150.5	$148.0	$2.5	2%
Agreement value	$220.4	$221.1	$(0.7)	—
Client retention	77%	80%	(3)	(4%)
Dollar retention	90%	90%	—	—
Enrichment	95%	101%	(6)	(6%)
Number of clients	2,462	2,495	(33)	(1%)

Deferred revenue at December 31, 2013 and December 31, 2012 both increased 2% compared to the prior years. However when including the amount of future invoicing for contracts at each period end, the combined amount of deferred revenue and future invoicing was flat at both December 31, 2013 and 2012 compared to the prior years. The change in deferred revenue plus future invoicing is essentially consistent with the change in agreement value at December 31, 2013 and 2012 compared to the prior years and both metrics are reflective of flat contract bookings in both 2013 and 2012 compared to prior years. Enrichment, client retention and dollar retention rates at December 31, 2013 have all trended downward from 2011 levels. The enrichment and client retention rates include a 12-month period and as such the rates in 2013 and 2012 reflect the negative effects from the challenges associated with the implementation of the sales reorganization in early 2012, high sales employee attrition during 2013 and 2012, a difficult selling environment in Europe during 2013 and 2012 and weaker demand for our data subscription products in 2013, in part due to the phasing out of our standalone Technology Marketing Navigator data product.

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

We generate revenues from licensing memberships to our research (including our data subscription products), performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the discount is applied ratably to the research and data products only (which commence delivery on the first day of the contract), as the undelivered products in the contract (advisory services or events) would be refundable to the customer at list price if not delivered. We obtain the selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. Research services revenues are recognized ratably over the term of the contract. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011, were accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period based on the new guidance that permits alternative methods of determining selling prices as it relates to the components that we do not sell on a standalone basis, such as research services in our case. Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Beginning in February 2013, we discontinued our policy of offering our clients a service guarantee. Service guarantees had provided our clients the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

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

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $5.7 million at December 31, 2013. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2013, we had $85.8 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2013 utilizing a qualitative assessment and concluded that the fair values of each of our reporting units more likely than not continues to exceed their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives consist of acquired customer relationships and technology and are valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated and amortized over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

•

Valuation and Impairment of Marketable Investments.    Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper and money market funds.

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

At December 31, 2013, we held $87.3 million of marketable investments that were valued using Level 2 inputs. Our marketable investments consist solely of high credit quality corporate and municipal bonds with a weighted average credit rating of AA and do not include difficult to value features. The majority of our marketable investments are in large corporate notes. Level 2 investments are initially valued at the transaction price and subsequently valued, at the end of each reporting period, by our investment managers utilizing third party pricing services, which consists of one price per instrument. We do not obtain pricing or quotes from brokers directly and historically we have not adjusted prices obtained from our investment managers. We verify the pricing information obtained from our investment managers by periodically repricing the securities from independent sources, obtaining an understanding of the pricing methodology and inputs utilized by the pricing services to value our particular investments, as well as an understanding of the controls and procedures utilized by our investment managers to both ensure the accurate recording and to validate the pricing of our investments obtained from the pricing services on an annual basis.

At December 31, 2013 we held no marketable investments that were valued using Level 3 inputs.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

Results of Operations for the years ended December 31, 2013, 2012 and 2011

The financial results for the year ended December 31, 2013 and 2012 included in this report differ from those included in our earnings release issued February 12, 2014 in that the earnings release did not reflect the revision of our prior period financial statements for errors in income taxes that we identified subsequent to the issuance of our earnings release. As described in Notes 2 and 14 of the Notes to Consolidated Financial Statements, we have revised our prior period financial statements to reflect the correction of the errors in the applicable prior periods. The effect of the revision on the previously reported amounts in our earnings release was (1) an increase in net income for the three months and year ended December 31, 2013 of $0.2 million and $0.3 million, respectively, with a corresponding increase in basic and diluted earnings per share for the year ended December 31, 2013 of $0.01 and (2) an increase (decrease) in net income for the three months and year ended December 31, 2012 of $(0.1) million and $0.3 million, respectively, with a corresponding increase in basic and diluted earnings per share for the year ended December 31, 2012 of $0.02. This change did not affect our pro forma net income or pro forma earnings per share as reported in our earnings release as we utilized a fixed 39% tax rate for pro forma purposes in both the 2013 and 2012 periods.

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2013	2012	2011
Revenues:
Research services	68.1%	69.3%	67.6%
Advisory services and other	31.9	30.7	32.4

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.3	38.0	36.6
Selling and marketing	36.0	34.6	35.8
General and administrative	12.9	12.6	11.7
Depreciation	3.1	3.0	1.9
Amortization of intangible assets	0.8	0.8	0.9
Reorganization costs	0.6	0.5	0.1

Income from operations	7.3	10.5	13.0
Other income, net	0.2	0.5	0.2
Gains (losses) on investments, net	(0.8)	—	(0.2)

Income before income taxes	6.7	11.0	13.0
Income tax provision	2.3	2.0	5.2

Net income	4.4%	9.0%	7.8%

2013 compared to 2012

Revenues

	2013	2012	Absolute Increase (Decrease)	Percentage Increase (Decrease)
	(dollars in millions)
Revenues	$297.7	$293.0	$4.7	2%
Revenues from research services	$202.8	$203.1	$(0.3)	—
Revenues from advisory services and other	$94.8	$89.9	$4.9	5%
Revenues attributable to customers outside of the U.S.	$78.7	$81.8	$(3.1)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	26%	28%	(2)	(7%)
Number of clients (at end of period)	2,471	2,462	9	—
Number of events	15	15	—	—

As described in the overview section above, the agreement value at December 31, 2013 and 2012 was essentially flat compared to the prior years and is reflective of flat contract bookings in both 2013 and 2012 compared to prior years. Enrichment, client retention and dollar retention rates at December 31, 2013 have all trended downward from 2011 levels. The enrichment and client retention rates include a 12-month period and as such the rates in 2013 and 2012 reflect the negative effects from the challenges associated with the implementation of the sales reorganization in early 2012, high sales employee attrition during 2013 and 2012, a difficult selling environment in Europe during 2013 and 2012 and weaker demand for our data subscription products in 2013, in part due to the phasing out of our standalone Technology Marketing Navigator data product.

The 2% increase in revenues during 2013 compared to 2012 was driven by a 5% increase in advisory services and other revenues while research services revenues were essentially flat during the period. Foreign exchange fluctuations had an insignificant effect on revenue growth during 2013. Revenues from customers outside of the U.S. in 2013 declined by 2% as a percentage of total revenues compared to the prior year period due primarily to a decline in revenues from the European region. The general economic conditions in Europe as well as sales leadership challenges have contributed to a difficult selling environment in that region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues were flat during 2013 compared to the prior year as contract bookings during those periods were essentially flat. Revenues from our data subscription products declined by approximately $2.4 million in 2013 compared to 2012 due primarily to the phasing out of our standalone Tech Marketing Navigator data product in 2013. The decline in data subscription revenues was partially offset by an increase in research product revenue.

Revenues from advisory services and other increased 5% during 2013 as compared to the prior year. The increase during 2013 is due entirely to increased advisory and project consulting revenues, as event revenues were flat in 2013 compared to the prior year. The increase in advisory and project consulting revenues in 2013 as compared to 2012 was generated in the second half of 2013 and was due primarily to both an increase in consulting headcount as we began to build out a dedicated consulting organization in 2013 as well as to increased productivity of our analyst personnel.

Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

	2013	2012	Absolute Increase (Decrease)	Percentage Increase (Decrease)
Cost of services and fulfillment (dollars in millions)	$117.1	$111.2	$5.9	5%
Cost of services and fulfillment as a percentage of total revenues	39.3%	38.0%	1.3	3%
Number of research and fulfillment employees (at end of period)	562	528	34	6%

The increase in cost of services and fulfillment expenses during 2013 compared to the prior year is primarily due to a $6.0 million increase in compensation costs resulting primarily from an increase in the number of employees, an increase in incentive bonus payments and annual merit increases. In addition, 2013 included an increase in facility costs due to new office space in the Asia Pacific region in the second half of 2012 and an increase in service fees for cloud-based information systems. These increases were partially offset by a decrease in professional services fees related to the amount of surveys performed and a decrease in travel and entertainment expenses. We hired additional consulting employees in 2013 in support of our decision to build a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional timing on writing research and providing shorter-term advisory services. We anticipate cost of services and fulfillment to continue to increase as a percentage of total revenues in 2014 as we plan to accelerate the pace of hiring in 2014 compared to 2013 with additional consulting personnel and product specialists.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$107.1	$101.4	$5.7	6%
Selling and marketing expenses as a percentage of total revenues	36.0%	34.6%	1.4	4%
Selling and marketing employees (at end of period)	548	528	20	4%

The increase in selling and marketing expenses during 2013 compared to the prior year is primarily due to a $5.2 million increase in compensation and benefits costs resulting from both an increase in sales and marketing employees and annual merit increases. In addition, 2013 included an increase in facility costs due to new office space in the Asia Pacific region in the second half of 2012 and an increase in service fees for cloud-based information systems. These increases were partially offset by a decrease in travel and entertainment expenses.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 5% to 7% in 2014 as compared to 2013. Any resulting increase in contract bookings for our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2013	2012	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$38.3	$36.9	$1.4	4%
General and administrative expenses as a percentage of total revenues	12.9%	12.6%	0.3	2%
General and administrative employees (at end of period)	178	180	(2)	(1%)

The increase in general and administrative expenses during 2013 compared to the prior year is primarily due to a $0.8 million increase in compensation and benefits costs due to an increase in incentive bonus payments and annual merit increases. In addition, 2013 included an increase in recruiting costs to support company-wide hiring in 2013 as well as an increase in facility costs due to new office space in the Asia Pacific region in the second half of 2012 and an increase in service fees for cloud-based information systems. These increases were partially offset by a decrease in professional services fees primarily related to a decrease in information technology projects as 2012 included an update to our website and implementation of new customer relationship management software.

Depreciation

Depreciation expense increased $0.3 million during 2013 compared to the prior year primarily resulting from the initiation of depreciation for our new website in March 2012.

Amortization of Intangible Assets

Amortization expense has remained essentially consistent during 2013 as compared to the prior year.

Reorganization Costs

During 2013 we incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations. Essentially all costs incurred for the reorganization were paid during 2013.

We incurred $1.4 million of severance and related costs during 2012 for the termination of 17 employees related to the sales reorganization and other cost reduction initiatives. Essentially all of these costs were paid during 2012.

Income from Operations

Income from operations declined $8.9 million during 2013 as compared to the prior year and declined to 7.3% of total revenues in 2013 from 10.5% in the prior year. The decrease in both dollars and as a percentage of total revenues during 2013 is due primarily to low revenue growth in 2013 combined with increased compensation costs in 2013 from additional headcount investments in our consulting and sales organizations and annual merit increases. We anticipate a small contraction in income from operations as a percentage of total revenues in 2014 as compared to 2013 as we plan to continue to invest in consulting and sales headcount in 2014.

Other Income, Net

Other income, net primarily consists of interest income on our marketable securities as well as gains (losses) on foreign currency. The decrease in other income, net during 2013 is primarily due to lower interest income earned in 2013 due to lower investment balances.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net include our share of equity method investment gains (losses) from our technology-related investment funds and gains (losses) from the sale of marketable securities. On October 30, 2013 we sold our portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million. In addition, in 2013 we realized an approximate $0.7 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds. During 2012 the valuation of the assets within these funds remained essentially consistent with the 2011 valuations. Gains (losses) from the sale of marketable securities were insignificant in 2012.

Income Tax Provision

			Absolute	Percentage
			Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.0	$5.9	$1.1	19%
Effective tax rate	34.9%	18.2%	16.7	92%

The increase in the effective tax rate during 2013 as compared to the prior year is primarily due to the inclusion in 2012 of a tax benefit from the settlement of a tax audit by our German subsidiary that resulted in a 21 percentage point reduction in the effective tax rate, and to higher non-deductible expenses in 2013. This increase in the rate in 2013 was partially offset by an increase in the benefit of the foreign tax rate differential on non-U.S earnings due to higher foreign earnings, foreign tax credits realized in 2013 and a lower state rate in 2013 due to changes in income apportionment in 2013.

2012 compared to 2011

Revenues

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$293.0	$283.3	$9.7	3%
Revenues from research services	$203.1	$191.5	$11.6	6%
Revenues from advisory services and other	$89.9	$91.8	$(1.9)	(2%)
Revenues attributable to customers outside of the U.S.	$81.8	$85.2	$(3.4)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	28%	30%	(2)	(7%)
Number of clients (at end of period)	2,462	2,495	(33)	(1%)
Number of events	15	15	—	—

The 3% increase in revenues during 2012 as compared to 2011 was driven by a 6% increase in research services revenues while advisory services and other revenues decreased by 2%. Foreign exchange fluctuations from the prior year had the effect of reducing revenue growth by approximately 1% while the effect of the Springboard Research acquisition in May 2011 had an insignificant impact on revenue growth in 2012. Revenues from customers outside the U.S. in 2012 compared to the prior year declined by 2% as a percent of total revenues due to both the effect of foreign currency rates and to a decline in revenue from the European region. The general economic conditions in Europe contributed to a difficult selling environment in that region.

Research services revenues are recognized as revenue ratably over the term of the contracts, which are generally twelve-month periods. Revenue growth trended downward during the second half of 2012 as compared to the first half of 2012, reflecting a trend downward in the year-over–year growth in contract bookings during this period.

Revenues from advisory services and other decreased 2% during 2012 due to a $0.4 million decrease in event revenues and a $1.5 million decline in advisory and consulting revenues as compared to the prior year. The decline in event revenues resulted principally from the smaller scope of events in 2012 as compared to the prior year which led to lower event ticket revenue in 2012. We count co-located events, which enable our clients to attend multiple events with one event ticket, as a single event in the tables above. The decline in advisory and consulting revenues was due primarily to lower productivity during the year and to higher attrition of research analysts in 2012 as compared to the prior year. Please refer to the “Segment Results” section below for a discussion of revenue and direct margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$111.2	$103.6	$7.6	7%
Cost of services and fulfillment as a percentage of total revenues	38.0%	36.6%	1.4	4%
Number of research and fulfillment employees (at end of period)	528	543	(15)	(3%)

The increase in cost of services and fulfillment expenses during 2012 compared to the prior year is primarily the result of increased compensation and benefit costs resulting from annual merit increases, higher incentive bonuses and a full year of the Springboard Research employee costs from the May 2011 acquisition. Average headcount during 2012 was essentially flat with 2011 levels. In addition, 2012 included increased professional services fees in support of consulting revenue and an increase of $1.4 million of stock compensation costs resulting from a credit to expense in the 2011 period resulting from a change in estimate for the amount of performance-based RSUs that would vest.

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

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$36.9	$33.3	$3.6	11%
General and administrative expenses as a percentage of total revenues	12.6%	11.7%	0.9	8%
General and administrative employees (at end of period)	180	178	2	1%

The increase in general and administrative expenses during 2012 compared to the prior year is primarily due to an increase in professional services costs of approximately $2.6 million principally related to information technology projects, including our updated website and new customer relationship management software and an increase in compensation and benefit costs of approximately $1.6 million. The increase in compensation and benefits costs in 2012 was primarily due to a reduction in the amount of compensation costs capitalized in 2012 as compared to 2011 principally for the Company’s website in the amount of $1.2 million. These increases were partially offset by a reduction in travel and entertainment costs in 2012.

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

Income from Operations

Income from operations declined $6.0 million during 2012 as compared to the prior year and declined to 10.5% of total revenues in 2012 from 13.0% in the prior year. The decrease in both dollars and as a percentage of total revenues during 2012 is due primarily to low revenue growth in 2012 combined with increased compensation costs in 2012 from annual merit increases, increased incentive bonus and a full year of Springboard Research costs in 2012; increased depreciation costs from the initiation of depreciation for our new corporate headquarters and our new website; and increased professional services costs and stock compensation costs in 2012.

Other Income, Net

Other income, net, increased by $0.7 million in 2012 as compared to the prior year primarily due to lower net foreign exchange losses in 2012 as compared to the prior year, which was partially offset by lower interest income earned in 2012 from lower returns on our investments.

Gains (Losses) on Investments, Net

Gains (losses) on investments in 2012 and 2011 primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. The losses during 2011 are due to a decrease in the valuation of certain assets within the funds. During 2012 the valuation of these assets was essentially consistent with the 2011 valuations.

Income Tax Provision

			Absolute	Percentage
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.9	$15.0	$(9.1)	(61%)
Effective tax rate	18.2%	40.5%	(22.3)	(55%)

The decrease in the effective tax rate during 2012 as compared to the prior year is principally due to the benefits recognized from the settlement of a tax audit during 2012 at one of our foreign subsidiaries, resulting in an approximate 21 percentage point reduction in the effective tax rate, principally from the ability to recognize net operating losses at this subsidiary.

Segment Results

At the end of 2013 we reorganized our fulfillment organization into a single global research organization and a single global product organization to better support our client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. In addition, we established a dedicated consulting organization during 2013. We anticipate reporting segment information for our newly formed research, product, and consulting organizations in 2014.

Throughout 2013 we evaluated our business operations based on our historical client group organization. Until October 2013 we were organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which were considered operating segments, were: Business Technology (“BT”) and Marketing and Strategy (“M&S”). In addition, our Events segment supported both client groups. Each client group generated revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consisted of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events.

We evaluate reportable segment performance and allocate resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the first quarter of 2013, we modified segment direct margin for each of the BT and M&S clients groups to reflect the transfer of revenue and direct costs related to one product line from BT to M&S and to reallocate certain shared consulting costs between BT and M&S. Accordingly, the 2012 and 2011 amounts have been reclassified to conform to the current presentation. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	BT	M&S	Events	Consolidated
Year ended December 31, 2013
Revenue	$156,068	$128,738	$12,844	$297,650
Direct margin	$104,810	$83,689	$4,146	$192,645
Year over year revenue growth	1%	3%	—	2%
Direct margin percentage	67.2%	65.0%	32.3%	64.7%

	BT	M&S	Events	Consolidated
Year ended December 31, 2012
Revenue	$154,974	$125,228	$12,829	$293,031
Direct margin	$105,816	$81,798	$3,941	$191,555
Year over year revenue growth	5%	2%	(3%)	3%
Direct margin percentage	68.3%	65.3%	30.7%	65.4%

	BT	M&S	Events	Consolidated
Year ended December 31, 2011
Revenue	$147,688	$122,474	$13,173	$283,335
Direct margin	$102,713	$78,132	$5,765	$186,610
Direct margin percentage	69.5%	63.8%	43.8%	65.9%

BT revenues increased 1% and 5% during 2013 and 2012, respectively, compared to the prior year periods. Research services revenues were flat during 2013 and increased 7% during 2012 as compared to the prior year periods. Advisory and consulting services revenues increased 4% and were flat during 2013 and 2012, respectively, compared to the prior year periods. The decrease in the research services revenues growth rate in 2013 as compared to 2012 is primarily due to weaker demand in 2013 compared to 2012 primarily related to the Forrester Leadership Board product. The increase in advisory and consulting services growth rate in 2013 as compared to 2012 is primarily due to increased headcount in the new consulting organization as well as increased productivity of existing research analysts. The decrease in direct margin percentage for the 2013 and 2012 periods compared to the prior years is primarily due to an increase in compensation and benefit costs from increased headcount and annual merit increases combined with low revenue growth during both 2013 and 2012.

M&S revenues increased 3% and 2% during 2013 and 2012, respectively, compared to the prior year periods. Research services revenues were flat during 2013 and increased 5% during 2012 as compared to the prior year periods. Advisory and consulting services revenues increased 10% and decreased 5% during 2013 and 2012, respectively, compared to the prior year periods. The decrease in the research services revenues growth rate in 2013 as compared to 2012 is primarily due to weaker demand in 2013 compared to 2012 primarily related to our data subscription products. The increase in the advisory and consulting services growth rate in 2013 as compared to 2012 is primarily due to strong demand in 2013 combined with increased productivity and increased headcount in the new consulting organization. Direct margin percentage during 2013 remained consistent compared to the prior year.

Events revenues were flat for 2013 and decreased 3% during 2012 compared to the prior year periods. The number of events held in 2013 was consistent with 2012 and a slight increase in sponsorship revenues in 2013 was offset by a decline in paid event tickets. Direct margin increased during 2013 compared to the prior year due to cost controls. The decrease in revenue during 2012 compared to the prior year is primarily due to the smaller scope of events held in 2012 as compared to the prior year, resulting in less event ticket revenues. The decrease in direct margin percentage during 2012 is primarily due to lower event ticket revenus compared to the prior year.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 68% of our revenues during 2013, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $30.7 million and $53.1 million during the years ended December 31, 2013 and 2012, respectively. The $22.4 million decrease in cash provided from operations during 2013 is primarily attributable to a decrease in net income of $13.3 million in 2013 compared to 2012, and a decrease in cash collected from accounts receivable as we entered 2013 with a $6.8 million lower receivables balance as compared to 2012.

During 2013 we generated $57.6 million of cash from investing activities, consisting primarily of $60.4 million in net maturities of marketable investments partially offset by $3.1 million of purchases of property and equipment. Property and equipment purchases during 2013 consisted primarily of software and leasehold improvements. During 2012, we used $4.1 million of cash from investing activities, consisting primarily of $5.1 million of purchases of property and equipment, partially offset by a $0.9 million reduction in restricted cash. Property and equipment purchases during 2012 consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $113.4 million of cash from financing activities during 2013 primarily due to $118.2 million of purchases of our common stock, of which $75.1 million (including expenses) was purchased through our modified Dutch auction self-tender offer (described below) and $43.1 million was purchased on the open market subsequent to completion of the self-tender offer. In addition, during 2013 we paid $12.4 million of quarterly dividends consisting of a $0.15 per share dividend each quarter and received $17.4 of proceeds from the exercise of stock options and our employee stock purchase plan. We used $31.7 million of cash from financing activities during 2012 primarily resulting from $29.8 million of purchases of our common stock, $12.6 million of dividend payments and $0.9 million of deferred payments from our 2011 acquisition of Springboard Research, partially offset by $11.2 million of proceeds from exercises of stock options and our employee stock purchase plan.

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

During 2013 our board of directors increased our stock repurchase authorization by $75 million. As of December 31, 2013 our remaining stock repurchase authorization was approximately $55.9 million. We plan to continue to repurchase our common stock during 2014, as market conditions warrant.

As of December 31, 2013, we had cash and cash equivalents of $74.1 million and marketable investments of $81.0 million. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

As of December 31, 2013, we had future contractual obligations as follows:

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating leases	$108,993	$11,290	$10,352	$9,544	$9,194	$8,952	$59,661
Purchase commitments	5,104	3,910	1,194	—	—	—	—

	$114,097	$15,200	$11,546	$9,544	$9,194	$8,952	$59,661

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

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities, including U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date.

Principal amounts by maturity dates in U.S. dollars (dollars in thousands):

	Years Ended December 31,
	2014	2015	2016
State and municipal agency obligations	$4,763	$2,051	$—
Federal agency and corporate obligations	24,390	28,844	20,965

Total investments	$29,153	$30,895	$20,965
Weighted average interest rates	0.63%	0.71%	0.74%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2013, 2012 and 2011, we incurred foreign currency exchange losses of $0.4 million, $0.4 million and $1.3 million, respectively. Historically, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2013 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2014

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$74,132	$98,810
Marketable investments (Note 5)	81,013	134,876
Accounts receivable, net (Note 13)	77,543	74,623
Deferred commissions	12,939	9,410
Prepaid expenses and other current assets	20,762	18,904

Total current assets	266,389	336,623
Long-term marketable investments (Note 5)	—	8,970
Property and equipment, net (Note 13)	39,868	46,300
Goodwill (Note 4)	80,001	78,954
Intangible assets, net (Note 4)	5,777	7,920
Other assets	10,167	9,248

Total assets	$402,202	$488,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,024	$772
Accrued expenses and other current liabilities (Note 13)	33,471	30,078
Deferred revenue	152,903	150,495

Total current liabilities	187,398	181,345
Non-current liabilities (Note 13)	10,142	9,463

Total liabilities	197,540	190,808

Commitments (Note 8)

Stockholders’ Equity (Note 9):
Preferred stock, $.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $.01 par value
Authorized — 125,000 shares
Issued — 20,491 and 31,451 in 2013 and 2012, respectively
Outstanding 19,756 and 22,293 in 2013 and 2012, respectively	205	315
Additional paid-in capital	109,676	389,362
Retained earnings	118,415	117,785
Treasury stock — 735 and 9,158 in 2013 and 2012, respectively, at cost	(26,088)	(210,843)
Accumulated other comprehensive income	2,454	588

Total stockholders’ equity	204,662	297,207

Total liabilities and stockholders’ equity	$402,202	$488,015

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Research services	$202,843	$203,091	$191,495
Advisory services and other	94,807	89,940	91,840

Total revenues	297,650	293,031	283,335

Operating expenses:
Cost of services and fulfillment	117,061	111,228	103,571
Selling and marketing	107,073	101,390	101,468
General and administrative	38,280	36,866	33,284
Depreciation	9,268	8,921	5,359
Amortization of intangible assets	2,230	2,445	2,562
Reorganization costs	1,905	1,421	375

Total operating expenses	275,817	262,271	246,619

Income from operations	21,833	30,760	36,716
Other income, net	592	1,300	630
Gains (losses) on investments, net	(2,433)	94	(399)

Income before income taxes	19,992	32,154	36,947
Income tax provision	6,968	5,858	14,956

Net income	$13,024	$26,296	$21,991

Basic income per common share	$0.62	$1.17	$0.97

Diluted income per common share	$0.61	$1.15	$0.95

Basic weighted average common shares outstanding	20,861	22,500	22,666

Diluted weighted average common shares outstanding	21,353	22,929	23,164

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$13,024	$26,296	$21,991

Other comprehensive income (loss), net of taxes:
Foreign currency translation	826	7,419	(1,335)
Net change in market value of investments	1,040	(3)	(21)

Other comprehensive income (loss)	1,866	7,416	(1,356)

Comprehensive income	$14,890	$33,712	$20,635

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	$.01 Par Value			Number of Shares	Cost
					(In thousands)
Balance, December 31, 2010	30,500	$305	$358,017	$82,086	7,688	$(162,595)	$(5,472)	$272,341
Issuance of common stock under stock plans, including tax effects	462	5	11,932	—	—	—	—	11,937
Stock-based compensation expense	—	—	3,642	—	—	—	—	3,642
Purchase of common stock	—	—	—	—	527	(18,405)	—	(18,405)
Net income	—	—	—	21,991	—	—	—	21,991
Net change in marketable investments, net of tax	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	(1,335)	(1,335)

Balance, December 31, 2011	30,962	310	373,591	104,077	8,215	(181,000)	(6,828)	290,150
Issuance of common stock under stock plans, including tax effects	489	5	10,374	—	—	—	—	10,379
Stock-based compensation expense	—	—	5,397	—	—	—	—	5,397
Purchase of common stock	—	—	—	—	943	(29,843)	—	(29,843)
Dividends paid on common shares	—	—	—	(12,588)	—	—	—	(12,588)
Net income	—	—	—	26,296	—	—	—	26,296
Net change in marketable investments, net of tax	—	—	—	—	—	—	(3)	(3)
Foreign currency translation	—	—	—	—	—	—	7,419	7,419

Balance, December 31, 2012	31,451	315	389,362	117,785	9,158	(210,843)	588	297,207
Issuance of common stock under stock plans, including tax effects	724	7	17,111	—	—	—	—	17,118
Stock-based compensation expense	—	—	6,051	—	—	—	—	6,051
Purchase of common stock	—	—	—	—	3,261	(118,210)	—	(118,210)
Retirement of treasury stock	(11,684)	(117)	(302,848)	—	(11,684)	302,965	—	—
Dividends paid on common shares	—	—	—	(12,394)	—	—	—	(12,394)
Net income	—	—	—	13,024	—	—	—	13,024
Net change in marketable investments, net of tax	—	—	—	—	—	—	1,040	1,040
Foreign currency translation	—	—	—	—	—	—	826	826

Balance, December 31, 2013	20,491	$205	$109,676	$118,415	735	$(26,088)	$2,454	$204,662

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$13,024	$26,296	$21,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,268	8,921	5,359
Amortization of intangible assets	2,230	2,445	2,562
Net (gains) losses from investments	2,433	(94)	399
Deferred income taxes	(4,529)	(10,967)	15,137
Stock-based compensation	6,051	5,397	3,642
Amortization of premium on investments	2,261	2,803	3,321
Foreign currency losses	385	405	1,290
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(2,930)	6,959	(7,594)
Deferred commissions	(3,529)	2,607	589
Prepaid expenses and other current assets	607	6,610	(8,484)
Accounts payable	222	(490)	(1,898)
Accrued expenses and other liabilities	3,547	549	2,485
Deferred revenue	1,673	1,706	16,645

Net cash provided by operating activities	30,713	53,147	55,444

Cash flows from investing activities:
Acquisitions	—	—	(7,531)
Purchases of property and equipment	(3,127)	(5,103)	(39,776)
Purchases of marketable investments	(44,667)	(91,421)	(113,909)
Proceeds from sales and maturities of marketable investments	105,086	91,335	93,090
Change in restricted cash	—	946	14,542
Other investing activity	264	167	548

Net cash provided by (used in) investing activities	57,556	(4,076)	(53,036)

Cash flows from financing activities:
Dividends paid on common stock	(12,394)	(12,588)	—
Repurchases of common stock	(118,210)	(29,843)	(18,405)
Proceeds from issuance of common stock under employee equity incentive plans	17,387	11,215	11,554
Excess tax benefits from stock-based compensation	737	345	525
Payment of deferred acquisition consideration	(900)	(864)	—

Net cash used in financing activities	(113,380)	(31,735)	(6,326)

Effect of exchange rate changes on cash and cash equivalents	433	427	(1,962)

Net increase (decrease) in cash and cash equivalents	(24,678)	17,763	(5,880)
Cash and cash equivalents, beginning of year	98,810	81,047	86,927

Cash and cash equivalents, end of year	$74,132	$98,810	$81,047

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,358	$7,102	$5,929

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(1) Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or “the Company”) is an independent research company that provides pragmatic and forward-thinking advice to global leaders in business and technology. Forrester’s products and services are targeted to specific roles, including senior management in business strategy, marketing, and technology management principally at $1 billion-plus revenue companies who collaborate with Forrester to accelerate achievement of their business goals. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents. The Company’s investments at December 31, 2012 with an auction reset feature were classified as long-term investments at December 31, 2012.

The Company’s investments are composed of securities of U.S. government agencies, municipal notes, corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive income in the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2013, 2012 and 2011, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2013, 2012 and 2011.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2013, 2012 and 2011.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. Non-current deferred rent liability at December 31, 2013 and 2012 was $6.7 million and $6.9 million, respectively, and primarily results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive income. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2013, 2012 and 2011, Forrester recorded $0.4 million, $0.4 million and $1.3 million of foreign exchange losses, respectively, in other income, net.

In addition, Forrester’s German holding companies, for which the functional currency was the U.S. dollar, recognized $0.1 million of remeasurement gains on its deferred tax liability in income tax expense for both the years ended December 31, 2012 and 2011. Effective July 7, 2012 the Company’s German holding companies were merged with the Company’s German operating company creating one German entity for which the functional currency is the euro.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(1,000)	$(4,472)	$(5,472)
Foreign currency translation	—	(1,335)	(1,335)
Unrealized loss on investments before reclassification, net of tax of $41	(9)	—	(9)
Reclassification adjustment for net gains realized in net income, net of tax of $8	(12)	—	(12)

Balance at December 31, 2011	(1,021)	(5,807)	(6,828)
Foreign currency translation	—	7,419	7,419
Unrealized gain on investments before reclassification, net of tax of $7	14	—	14
Reclassification adjustment for net gains realized in net income, net of tax of $12	(17)	—	(17)

Balance at December 31, 2012	(1,024)	1,612	588
Foreign currency translation	—	826	826
Unrealized loss on investments before reclassification, net of tax of $41	(111)	—	(111)
Reclassification adjustment for net losses realized in net income, net of tax of $691	1,151	—	1,151

Balance at December 31, 2013	$16	$2,438	$2,454

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forrester generates revenues from licensing research (including our data subscription products), performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the selling prices of its products and services based on an analysis of standalone sales of these products and services during the year. Research services revenues are recognized ratably over the term of the contract. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView research entered into prior to the adoption of ASU 2009-13 on January 1, 2011 are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Contracts for RoleView research entered into or significantly modified after January 1, 2011 are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period, based on the new guidance that permits alternative methods of determining selling price as it relates to the components that we do not sell on a standalone basis, such as research services in this case. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data specialist, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. For all contracts entered into through January 2013, clients were offered a service guarantee, which gives them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. As of February 1, 2013 the Company discontinued its policy of offering all clients a service guarantee.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Cash flows resulting from the tax

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2013	2012	2011
Cost of services and fulfillment	$3,585	$3,085	$1,644
Selling and marketing	1,136	894	751
General and administrative	1,330	1,418	1,247

Total	$6,051	$5,397	$3,642

The options granted under the equity incentive plans and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2013		2012		2011
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.85%	0.12%	0.85%	0.14%	1.25%	0.13%
Expected dividend yield	2.1%	1.9%	1.7%	1.7%	None	None
Expected life	4.9 Years	0.5 Years	4.5 Years	0.5 Years	3.5 Years	0.5 Years
Expected volatility	36%	22%	40%	31%	40%	28%
Weighted average fair value	$9.21	$6.02	$9.64	$6.90	$10.47	$7.55

The dividend yield of zero for 2011 is based on the fact that Forrester had never paid cash dividends until the board of directors approved a special dividend of $3.00 per common share in the fourth quarter of 2010. Dividend yields beginning in 2012 are based on the initiation of a regular quarterly dividend program approved by the board of directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2013 was $12.5 million, with a weighted average remaining recognition period of 2.2 years.

Allowance for Doubtful Accounts

Forrester maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, the Company makes judgments regarding the collectability of accounts receivable by specifically analyzing historical bad debts, customer concentrations, current economic trends, and changes in the customer payment terms. If the financial condition of the Company’s customers were to deteriorate, resulting in

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment of their ability to make payments, additional allowances may be required and if the financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Basic weighted average common shares outstanding	20,861	22,500	22,666
Weighted average common equivalent shares	492	429	498

Diluted weighted average common shares outstanding	21,353	22,929	23,164

For the years ended December 31, 2013, 2012 and 2011, options to purchase approximately 0.7 million, 0.8 million and 0.3 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income: Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This accounting standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than requiring additional disclosures, adoption of this ASU did not have a significant impact on the Company’s consolidated financial results.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending March 31, 2014 and impacts balance sheet presentation only. The Company believes the balance sheet impact will not be material.

(2) Revision of Prior Period Financial Statements

During the quarter ended September 30, 2013, the Company identified certain prior period errors that affected the years ended December 31, 2012 and 2011. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors in the years in which they originated. The prior period errors relate to:

•

Adjustments to the Company’s share of operating results in one of the technology-related investment funds in which the Company holds an interest, which adjustments are principally a result of information received by the Company from the fund after the applicable reporting periods. The Company records a portion of the fund’s operating results, based on the Company’s ownership interest in the fund, as investment gains (losses). The adjustments to the gains (losses) on investments were $0.5 million and ($1.4) million for the years ended December 31, 2012 and 2011, respectively. The effect of this error has been reflected in other assets in the revised consolidated balance sheet and in net (gains) losses from investments in the revised consolidated statement of cash flows presented below.

•

Adjustments to revenue for historical insignificant variances in deferred revenue for reconciling items between the Company’s general ledger and sub-ledger system. The increase (decrease) to revenue was $0.1 million and ($0.4) million for the years ended December 31, 2012 and 2011, respectively. The effect of this error has been reflected in deferred revenue in the revised consolidated balance sheet and statement of cash flows presented below.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

An adjustment of $0.1 million for the year ended December 31, 2011 to increase the amount of research services revenue related to recognition of revenue for the event ticket included in the Company’s RoleView and Forrester Leadership Board subscription products. The effect of this error has been reflected in deferred revenue in the revised consolidated balance sheet and statement of cash flows presented below.

In addition, during the quarter ended December 31, 2013, the Company identified certain prior period errors related to income taxes that affected the year ended December 31, 2012. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors. The prior period errors relate to:

•

Adjustment of $0.4 million to decrease income tax expense for the year ended December 31, 2012 to correct the amount of net operating losses as a result of a settlement of a tax audit at the Company’s German subsidiary. The effect of this error has been reflected in other assets in the revised consolidated balance sheet and in deferred taxes in the revised consolidated statement of cash flows presented below.

•

Adjustment of $0.1 million to increase income tax expense for the year ended December 31, 2012 to correct for insignificant errors. The effect of these errors has been reflected in prepaid expenses and other current assets, other assets and non-current liabilities in the revised consolidated balance sheet and in the related accounts in the revised consolidated statement of cash flows presented below.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. As such, the revisions for prior period corrections are reflected in the financial information for the applicable prior periods and are revised in the financial statements herein. See Note 14, “Summary Selected Quarterly Financial Data (unaudited)” for the impact of the revision on each of the applicable prior periods.

The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share amounts):

Revised Consolidated Statements of Income

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$202,998	$93	$203,091	$191,648	$(153)	$191,495
Advisory services and other	89,932	8	89,940	91,968	(128)	91,840

Total revenues	292,930	101	293,031	283,616	(281)	283,335
Income from operations	30,659	101	30,760	36,997	(281)	36,716
Gains (losses) on investments, net	(449)	543	94	1,018	(1,417)	(399)
Income before income taxes	31,510	644	32,154	38,645	(1,698)	36,947
Income tax provision	5,936	(78)	5,858	15,635	(679)	14,956
Net income	$25,574	$722	$26,296	$23,010	$(1,019)	$21,991

Basic income per common share	$1.14	$0.03	$1.17	$1.02	$(0.05)	$0.97

Diluted income per common share	$1.12	$0.03	$1.15	$0.99	$(0.04)	$0.95

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revised Consolidated Statements of Comprehensive Income

The consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011 are impacted by the same amounts as net income for the respective period.

Revised Consolidated Balance Sheet

	As of December 31, 2012
	As Previously Reported	Adjustments	As Revised
Current Assets:
Prepaid expenses and other current assets	$18,846	$58	$18,904
Total current assets	336,565	58	336,623
Other assets	9,123	125	9,248
Total assets	$487,832	$183	$488,015

Current Liabilities:
Deferred revenue	$150,479	$16	$150,495
Total current liabilities	181,329	16	181,345
Non-current liabilities	9,433	30	9,463
Total liabilities	190,762	46	190,808
Retained earnings	117,648	137	117,785
Total stockholders’ equity	297,070	137	297,207
Total liabilities and stockholders’ equity	$487,832	$183	$488,015

Revised Consolidated Statements of Cash Flows

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$25,574	$722	$26,296	$23,010	$(1,019)	$21,991
Net (gains) losses from investments	449	(543)	(94)	(1,018)	1,417	399
Deferred income taxes	(10,385)	(582)	(10,967)	15,137	—	15,137
Prepaid expenses and other current assets	6,279	331	6,610	(7,805)	(679)	(8,484)
Accrued expenses and other liabilities	376	173	549	2,485	—	2,485
Deferred revenue	1,807	(101)	1,706	16,364	281	16,645

(3) Acquisitions

Springboard Research

On May 12, 2011, Forrester acquired Springboard Research (“Springboard”), a provider of research and advisory services focused on Asia Pacific and emerging markets. Springboard was a former division of Knowledge Platform, Inc. The acquisition of the Springboard business further supports Forrester’s role-based strategy and expands Forrester’s coverage in the Asia Pacific region. The total purchase price was approximately $9.0 million, of which approximately $6.7 million was paid on the acquisition date and $2.3 million (the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Holdback”) was payable at various times through June 1, 2013, subject to possible reduction to satisfy indemnification claims. Of the $2.3 million Holdback, up to $0.9 million was contingent on the retention of certain employees for a period of time and on the extension of a certain lease. As of May 2012 the two referenced contingency provisions had elapsed with the full amount payable to Knowledge Platform. As of December 31, 2013, the entire Holdback had been paid and, as of December 31, 2012, $0.9 million of the Holdback remained in accrued expenses in the Consolidated Balance Sheet. The results of Springboard Research, which were not material to the consolidated financial statements, have been included in Forrester’s consolidated financial statements since May 12, 2011 in the Business Technology segment. Pro forma financial information has not been provided as it is not material to the consolidated results of operations.

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

	$4,815

(4) Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill for the Business Technology (“BT”), Marketing and Strategy (“M&S”), and Events segments is shown in the following table (in thousands). In the second quarter of 2012 the Company modified its management structure by consolidating its

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former Technology Industry (“TI”) client group into its two remaining client groups: BT and M&S. The goodwill previously allocated to the TI segment was reassigned to the BT and M&S segments based on the relative fair value of the elements transferred from TI to each of BT and M&S.

	BT	TI	M&S	Events	Total
Balance, December 31, 2011	$22,172	$28,308	$19,160	$1,903	$71,543
Reassignment	17,237	(28,308)	11,071	—	—
Translation adjustments	4,082	—	3,131	198	7,411

Balance, December 31, 2012	43,491	—	33,362	2,101	78,954
Translation adjustments	577	—	442	28	1,047

Balance, December 31, 2013	$44,068	$—	$33,804	$2,129	$80,001

As of December 31, 2013, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$33,927	$28,552	$5,375
Research content	4,699	4,699	—
Technology	1,507	1,105	402
Trademarks	73	73	—

Total	$40,206	$34,429	$5,777

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$33,759	$26,644	$7,115
Research content	7,043	7,043	—
Technology	1,507	702	805
Trademarks	876	876	—

Total	$43,185	$35,265	$7,920

Amortization expense related to intangible assets was approximately $2.2 million, $2.4 million and $2.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2014	$2,150
Year ending December 31, 2015	1,019
Year ending December 31, 2016	923
Year ending December 31, 2017	874
Year ending December 31, 2018	811

Total	$5,777

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2013
Available-for-sale securities
State and municipal obligations	$6,809	$5	$—	$6,814
Federal agency and corporate obligations	74,179	112	(92)	74,199

Total available-for-sale securities	$80,988	$117	$(92)	$81,013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2012
Available-for-sale securities
State and municipal obligations	$18,859	$27	$(14)	$18,872
Federal agency and corporate obligations	115,653	380	(29)	116,004

Total short-term available-for-sale securities	134,512	407	(43)	134,876
Auction rate securities (ARS), long-term	11,000	—	(2,030)	8,970

Total available-for-sale securities	$145,512	$407	$(2,073)	$143,846

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2013.

	FY 2014	FY2015	FY2016	Total
Federal agency and corporate obligations	$24,390	$28,844	$20,965	$74,199
State and municipal obligations	4,763	2,051	—	6,814

Total	$29,153	$30,895	$20,965	$81,013

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	30,645	92	—	—

Total	$30,645	$92	$—	$—

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$9,430	$14	$—	$—
Federal agency and corporate obligations	17,716	29	—	—
ARS	—	—	8,970	2,030

Total	$27,146	$43	$8,970	$2,030

Realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds were not significant for the years ended December 31, 2012 and 2011. During 2013 the Company sold its entire portfolio of ARS (par value $11.0 million) for a realized loss of $1.9 million that is included in gains (losses) on investments, net in the Consolidated Statements of Income.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,897	$—	$—	$6,897
State and municipal obligations	—	6,814	—	6,814
Federal agency and corporate obligations (2)	—	80,449	—	80,449

Total	$6,897	$87,263	$—	$94,160

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$815	$—	$—	$815
State and municipal obligations	—	18,872	—	18,872
Federal agency and corporate obligations (2)	—	148,117	—	148,117
ARS	—	—	8,970	8,970

Total	$815	$166,989	$8,970	$176,774

(1)	Included in cash and cash equivalents.
(2)	$6.2 million and $32.1 million included in cash and cash equivalents at December 31, 2013 and 2012, respectively, as original maturities at the time of purchase were 90 days or less.

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

At December 31, 2013 the Company held no Level 3 assets. Prior to October 30, 2013 the Company held state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and continued to fail throughout 2013. On October 30, 2013 the Company sold its entire portfolio of ARS for net proceeds of $9.1 million and realized a loss on the sale of $1.9 million. Level 3 assets at December 31, 2012 consisted entirely of ARS. While the Company received

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income on its ARS investments at each interest reset date (which occurred at either 7 or 35 day intervals for each security), these investments traded infrequently and therefore did not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.4% and 0.1% to 0.5% during 2013 and 2012, respectively. The Company valued the ARS using a discounted cash flow model that included unobservable inputs including estimates of interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation. Unobservable inputs included in the valuation as of December 31, 2012 included a weighted average interest rate of 0.9%, a weighted average discount rate of 3.9%, and a weighted average holding period of 8.7 years. The valuation resulted in an unrealized loss recorded in accumulated other comprehensive income in the Consolidated Balance Sheets of $2.0 million at December 31, 2012. The Company believed that the loss was temporary due to the strong underlying credit rating of the securities and the fact that the Company did not intend to sell the securities and was not likely to be required to sell the securities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2013 and 2012 (in thousands):

ARS
Balance at December 31, 2011	$9,565
Sales	—
Losses included in other comprehensive income	(595)

Balance at December 31, 2012	8,970
Sales	(9,108)
Gains included in other comprehensive income	138
Losses transferred out of other comprehensive loss	1,892
Losses included in earnings	(1,892)

Balance at December 31, 2013	$—

(6)	Non-Marketable Investments

At December 31, 2013 and 2012, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $5.7 million and $6.6 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.9 million and $1.2 million at December 31, 2013 and 2012, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the years ended December 31, 2013, 2012 and 2011, the Company recorded gains (losses) from its non-marketable investments of approximately $(0.6) million, $0.1 million and $(0.4) million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the years ended December 31, 2013, 2012 and 2011, gross distributions of $0.4 million, $0.5 million and $0.5 million, respectively, were received from the funds.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income Taxes

Income before income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	2013	2012	2011
Domestic	$13,557	$24,124	$33,673
Foreign	6,435	8,030	3,274

Total	$19,992	$32,154	$36,947

The components of the income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$8,286	$12,420	$(1,678)
State	1,624	3,069	654
Foreign	1,587	1,336	843

Total current	11,497	16,825	(181)

Deferred:
Federal	(3,935)	(4,449)	13,485
State	(562)	(736)	1,186
Foreign	(32)	(5,782)	466

Total deferred	(4,529)	(10,967)	15,137

Income tax provision	$6,968	$5,858	$14,956

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	3.4	4.9	3.1
Non-deductible expenses	3.3	0.6	1.6
Tax-exempt interest income	(0.1)	(0.5)	(0.4)
Stock option compensation deduction	2.0	0.7	0.6
Change in valuation allowance	0.5	(0.8)	1.1
Exchange rate gain	—	(0.3)	(0.5)
Foreign tax rate differential	(4.9)	(2.7)	(1.0)
Foreign tax credit	(3.7)	(0.9)	(1.6)
Benefit upon audit settlement	—	(21.1)	—
Other, net	(0.6)	3.3	2.6

Effective tax rate	34.9%	18.2%	40.5%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Non-deductible reserves and accruals	$7,239	$3,848
Stock compensation	4,539	4,948
Net operating loss and other carryforwards	10,830	10,398

Gross deferred tax asset	22,608	19,194
Less—valuation allowance	(2,200)	(2,086)

Sub-total	20,408	17,108
Depreciation and amortization	(2,945)	(5,018)
Goodwill amortization	(5,401)	(4,381)
Other liabilities	(2,134)	(2,872)
Deferred commissions	(5,080)	(3,743)

Net deferred tax asset	$4,848	$1,094

In July 2012, one of the Company’s non-U.S. subsidiaries licensed the intellectual property rights for the territory outside of the U.S. from the Company’s U.S. entity in order to align the Company’s business with its global operations. The license of intellectual property occurred between two wholly owned legal entities within Forrester that are based in different tax jurisdictions, creating a taxable gain reportable in the transferor entity’s jurisdiction. The gain is recognized for income tax purposes only and not in the financial statements. As the gain was the result of an intra-entity transaction, it was eliminated in consolidation for purposes of the consolidated financial statements.

In accordance with GAAP, no gain or immediate tax impact should be recognized in the consolidated financial statements as a result of an intra-entity transaction. The Company recognizes tax expense specifically associated with an intra-entity transfer of intangible property over a period equal to the expected economic lives of the underlying assets being licensed. An amortization period of 9.5 years was determined based on the estimated economic lives of the intellectual property licensed.

Current net deferred tax assets and long-term net deferred tax assets were $2.2 and $3.7 million as of December 31, 2013 and $0.4 and $1.3 million as of December 31, 2012, and are included in prepaid and other current assets and other assets, respectively, in the Consolidated Balance Sheets. Current net deferred tax liabilities and long-term net deferred tax liabilities were $0.2 million and $0.9 million as of December 31, 2013 and $0.5 and $0.2 million as of December 31, 2012, and are included in accrued expenses and other current liabilities and non-current liabilities, respectively, in the Consolidated Balance Sheets.

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

As of December 31, 2013 and 2012, the Company maintained a valuation allowance of approximately $2.2 million and $2.1 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and U.S. capital losses.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $7.7 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire on various dates from 2019 through 2028.

The Company also has foreign net operating loss carryforwards of approximately $25.2 million, which can be carried forward indefinitely. Approximately $5.6 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom. In the third quarter of 2012 the Company settled a tax audit at its German subsidiary resulting in the recognition of $5.9 million in deferred tax assets relating to net operating losses and intangible assets at this subsidiary.

As of December 31, 2013, the Company had U.S. federal and state capital loss carryforwards of $2.3 million, of which $0.9 million expires in 2014, $0.8 million expires in 2016 and $0.6 million expires in 2018.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Deferred tax valuation allowance at January 1	$2,086	$3,077	$2,676
Additions	801	11	508
Deductions	(712)	(1,066)	(85)
Translation adjustments	25	64	(22)

Deferred tax valuation allowance at December 31	$2,200	$2,086	$3,077

During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $0.4 million, ($0.3) million and $0.5 million, respectively, of net tax benefits (deficiencies) from tax deductions in excess of (or less than) book deductions resulting from employee stock option exercises. The net tax benefits (deficiencies) were recorded as an increase (decrease) to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10.7 million as of December 31, 2013. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Unrecognized tax benefits at January 1	$1,844	$1,269	$1,222
Additions for tax positions of prior years	414	112	107
Reductions for tax positions of prior years	(256)	(37)	—
Additions for tax positions of current year	19	1,444	17
Settlements	—	(582)	—
Lapse of statute of limitations	—	(360)	(77)
Translation adjustments	(9)	(2)	—

Unrecognized tax benefits at December 31	$2,012	$1,844	$1,269

As of December 31, 2013, the total amount of unrecognized tax benefits totaled approximately $2.0 million, all of which if recognized, would decrease our effective tax rate in a future period. It is not expected that a significant amount of unrecognized tax benefits would be recognized within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material in the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2006, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. The Company is currently under audit by the Internal Revenue Service of the U.S. for tax year 2011 and currently anticipates the audit to conclude in mid-2014.

(8)	Commitments

As of December 31, 2013, Forrester had future contractual obligations as follows for operating leases (in thousands):

2014	$11,290
2015	10,352
2016	9,544
2017	9,194
2018	8,952
Thereafter	59,661

Total minimum lease payments	$108,993

Aggregate rent expenses was approximately $15.3 million, $14.4 million and $15.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

Through 2013, Forrester’s Board of Directors has authorized an aggregate $385.0 million to purchase common stock under its stock repurchase program including $25.0 million authorized in July 2013 and $50.0 million authorized in February 2013. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2013 the Company had repurchased approximately 12.4 million shares of common stock at an aggregate cost of $329.1 million.

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

For the year ended December 31, 2013, the Company retired 11.7 million shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $303.0 million. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value of the retired stock from Common Stock and to reflect the excess of cost over par value as a deduction from Additional Paid-in Capital.

Dividends

During the years ended December 31, 2013 and 2012, the Company declared and paid four quarterly dividends of $0.15 and $0.14 per share each quarter, respectively, amounting to $0.60 or $12.4 million and $0.56 per share or $12.6 million per year, respectively.

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

The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan plus up to 2,500,000 shares returned from the 1996 Plan and 80,000 shares returned

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the 2006 Directors’ Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over four years and expire after 10 years and RSUs generally vest over three to four years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2013, approximately 1.9 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2013, approximately 50,000 options remain outstanding and are fully vested under the 1996 Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. Prior to the 2012 annual stockholders meeting, each non-employee director was entitled to receive an option to purchase 6,000 shares of common stock, at an exercise price equal to the fair market value of the common stock upon his or her election as a director. These options vest in four equal annual installments, with the first installment vested on the date of grant. In addition, prior to the 2010 annual stockholder meeting, each non-employee director was entitled to receive an option to purchase 12,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the grant date, each year immediately following Forrester’s annual stockholders’ meeting, and commencing with the 2010 annual stockholders meeting, non-employee directors were entitled to receive an option to purchase 12,000 shares immediately following the meeting. These options vest in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. Options granted under the 2006 Directors’ Plan immediately vest upon certain events, as described in the 2006 Directors’ Plan. As of December 31, 2013, approximately 0.2 million options remain outstanding under the 2006 Directors Plan.

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2013, approximately 13,000 options remain outstanding and are fully vested under the 1996 Directors’ Plan.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity for the year ended December 31, 2013 is presented below (in thousands, except per share data and contractual term):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,936	$29.03
Granted	531	35.34
Exercised	(626)	25.93
Forfeited	(107)	32.86

Outstanding at December 31, 2013	1,734	$31.85	7.05	$11,129

Exercisable at December 31, 2013	784	$28.80	5.06	$7,416

Vested and expected to vest at December 31, 2013	1,663	$31.73	6.97	$10,878

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $6.1 million, $3.5 million and $4.1 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2013, 2012 and 2011 was $34.58, $33.88 and $33.15, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $2.4 million, $1.6 million and $0.4 million during 2013, 2012 and 2011, respectively.

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

In 2010, the Company issued to its employees approximately 63,000 performance-based RSUs. The vesting of the RSUs was subject to performance criteria and would vest at 100% or 40% on April 1, 2013, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2012 performance were achieved. Based on 2012 financial performance the RSUs were forfeited as of April 1, 2013. Compensation expense in 2010 was recognized based on an estimate of 100% vesting of the RSUs and in 2011 the Company modified its assessment of vesting to a zero percent level.

In 2011, the Company issued to its employees approximately 71,000 performance-based RSUs. The vesting of the RSUs is subject to performance criteria and will vest at 100% or 40% on April 1, 2014, or the RSUs could be forfeited, depending on whether specified revenue growth and certain operating margin targets related to full year 2013 performance are achieved. Based on 2013 financial performance the RSUs will be forfeited as of

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2014. Compensation expense was not recognized in 2013, 2012 and 2011 based on an estimate of zero percent vesting of the RSUs.

RSU activity for the year ended December 31, 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	301	$32.98
Granted	207	34.58
Vested	(67)	32.91
Forfeited	(69)	31.60

Unvested at December 31, 2013	372	$34.14

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 1.5 million shares of common stock and as of December 31, 2013 approximately 0.3 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one-year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Prior to 2012 purchase periods commenced on each successive January 1 and July 1. Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28. 2013	26	$23.34
August 31, 2013	27	$23.42
August 31, 2012	23	$24.88
June 30, 2011	51	$28.02
December 31, 2011	50	$28.08

(10)	Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $3.6 million, $3.2 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Reorganization

During the year ended December 31, 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline operations.

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

The activity related to the reorganization accrual during the years ended December 31, 2013 and 2012 is as follows (in thousands):

Workforce Reduction
Accrual at December 31, 2011	$375
Additions	1,421
Cash payments	(1,782)

Accrual at December 31, 2012	14
Additions	1,905
Cash payments	(1,798)

Accrual at December 31, 2013	$121

(12)	Operating Segment and Enterprise Wide Reporting

At the end of 2013 the Company reorganized its fulfillment organization into a single global research organization and a single global product organization to better support its client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 the Company also established a dedicated consulting organization to provide research-based project consulting services to its clients, allowing the Company’s analysts to spend additional time on writing research and providing shorter-term advisory services. The Company anticipates reporting for 2014 fiscal periods segment information for the newly formed research, product, and consulting organizations, and to cease reporting on its historical client group organization.

Throughout 2013 the Company evaluated its business operations based on its historical client group organization. Until October 2013 the Company was organized into two client groups with each client group responsible for writing relevant research for the roles within the client organization on a worldwide basis. The two client groups, which were considered operating segments, were: Business Technology (“BT”) and Marketing and Strategy (“M&S”). In addition, the Company’s Events segment supported both client groups. Each client group generated revenue through sales of research, advisory and other service offerings targeted at specific roles within their targeted clients. Each client group consisted of research personnel focused primarily on issues relevant to particular roles and to the day-to-day responsibilities of persons within the roles. Amounts included in the Events segment relate to the operations of the events production department. Revenue reported in the Events segment consists primarily of sponsorships and sales of event tickets to Forrester events.

The Company evaluates reportable segment performance and allocates resources based on direct margin. Direct margin, as presented below, is defined as operating income excluding sales expenses, certain marketing and fulfillment

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, stock-based compensation expense, general and administrative expenses, depreciation expense, amortization of intangible assets and reorganization costs. In the first quarter of 2013, the Company modified segment direct margin for each of the BT and M&S clients groups to reflect the transfer of revenue and direct costs related to one product line from BT to M&S and to reallocate certain shared consulting costs between BT and M&S. Accordingly, the 2012 and 2011 amounts have been reclassified to conform to the current presentation. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments (in thousands):

	BT	M&S	Events	Consolidated
Year ended December 31, 2013
Revenue	$156,068	$128,738	$12,844	$297,650
Direct margin	104,810	83,689	4,146	192,645
Selling, marketing, administrative and other expenses				(166,677)
Amortization of intangible assets				(2,230)
Reorganization costs				(1,905)
Other income and gains/losses on investments				(1,841)

Income before income taxes				$19,992

	BT	M&S	Events	Consolidated
Year ended December 31, 2012
Revenue	$154,974	$125,228	$12,829	$293,031
Direct margin	105,816	81,798	3,941	191,555
Selling, marketing, administrative and other expenses				(156,929)
Amortization of intangible assets				(2,445)
Reorganization costs				(1,421)
Other income and gains/losses on investments				1,394

Income before income taxes				$32,154

	BT	M&S	Events	Consolidated
Year ended December 31, 2011
Revenue	$147,688	$122,474	$13,173	$283,335
Direct margin	102,713	78,132	5,765	186,610
Selling, marketing, administrative and other expenses				(146,957)
Amortization of intangible assets				(2,562)
Reorganization costs				(375)
Other income and gains/losses on investments				231

Income before income taxes				$36,947

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived tangible assets by location as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
United States	$35,167	$42,098
United Kingdom	2,212	2,626
Europe (excluding United Kingdom)	174	313
Other	2,315	1,263

	$39,868	$46,300

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
United States	$218,900	$211,211	$198,175
Europe (excluding United Kingdom)	30,956	33,146	37,205
United Kingdom	16,293	16,555	17,870
Canada	16,995	16,742	16,056
Other	14,506	15,377	14,029

	$297,650	$293,031	$283,335

	2013	2012	2011
United States	74%	72%	70%
Europe (excluding United Kingdom)	10%	11%	13%
United Kingdom	5%	6%	6%
Canada	6%	6%	6%
Other	5%	5%	5%

	100%	100%	100%

(13)    Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2013 and 2012 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2013	2012
Computers and equipment	$18,446	$17,614
Computer software	22,315	22,242
Furniture and fixtures	8,902	8,561
Leasehold improvements	26,029	25,640

Total property and equipment	75,692	74,057
Less accumulated depreciation and amortization	35,824	27,757

	$39,868	$46,300

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Payroll and related benefits	$20,635	$16,293
Taxes	2,692	3,714
Other	10,144	10,071

	$33,471	$30,078

Non-current Liabilities

Non-current liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Deferred tax liability	$852	$218
Deferred rent	6,678	6,936
Other	2,612	2,309

	$10,142	$9,463

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$404	$326	$407
Provision for doubtful accounts	189	708	233
Write-offs	(339)	(630)	(314)

Balance, end of year	$254	$404	$326

(14)    Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$71,361	$78,953	$69,815	$77,521
Income from operations	$3,280	$9,788	$4,301	$4,464
Net income	$2,169	$6,185	$2,509	$2,161

Basic income per common share	$0.10	$0.29	$0.12	$0.11
Diluted income per common share	$0.10	$0.28	$0.12	$0.11

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$70,165	$78,932	$68,773	$75,161
Income from operations	$4,533	$11,152	$7,130	$7,945
Net income	$3,124	$7,584	$11,111	$4,477

Basic income per common share	$0.14	$0.34	$0.50	$0.20
Diluted income per common share	$0.13	$0.33	$0.49	$0.20

The Company recognized a $1.9 million loss for the sale of its entire portfolio of auction rate securities during the three months ended December 31, 2013.

The Company recognized a $5.9 million deferred income tax benefit during the three months ended September 30, 2012 resulting from the settlement of a tax audit at the Company’s German subsidiary.

Revision of quarterly financial statements

As described in Note 2, during the quarter ended September 30, 2013, the Company identified certain immaterial prior period errors that affected the interim and annual periods in the years ended December 31, 2012 and 2011, as well as the interim periods in the six months ended June 30, 2013. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors in the periods in which they originated. The prior period errors relate to:

•

An adjustment of $0.8 million for the three months ended June 30, 2013 to increase the amount of research services revenue related to recognition of revenue for the event ticket included in the Company’s RoleView and Forrester Leadership Board subscription products. Based on the identification of this error, the Company reassessed its historical calculations and identified a required change in its methodology for the accounting for an insignificant amount of contract modifications during this period that resulted in an increase (decrease) to revenue of ($0.1) million and $0.1 million for the three months ended March 31, 2012 and September 30, 2012, respectively. The effect of this error has been reflected in deferred revenue in the revised consolidated statement of cash flows presented below.

•

Adjustments to the Company’s share of operating results in one of the technology-related investment funds in which the Company holds an interest, which adjustments are principally a result of information received by the Company from the fund after the applicable reporting periods. The Company records a portion of the fund’s operating results, based on the Company’s ownership interest in the fund, as investment gains (losses). The adjustments to the gains (losses) on investments for each period is as follows: ($0.1) million and $0.1 million for the three months ended March 31, 2013 and June 30, 2013, respectively, and $0.6 million and ($0.1) million for the three months ended September 30, 2012 and December 31, 2012, respectively. The effect of this error has been reflected in net (gains) losses from investments in the revised consolidated statement of cash flows presented below.

•

Adjustments to revenue for historical insignificant variances in deferred revenue for reconciling items between the Company’s general ledger and sub-ledger system. The increase (decrease) to revenue for each of the periods is as follows: ($0.1) million, ($0.2) million, $0.2 million and $0.1 million for the three months ended March 31, 2013, June 30, 2012, September 30, 2012 and December 31, 2012, respectively. The effect of this error has been reflected in deferred revenue in the revised consolidated statement of cash flows presented below.

•	Adjustments within the year ended December 31, 2012 for the improper capitalization of software development costs during the three months ended June 30, 2012 and September 30, 2012. These errors

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were corrected in the three months ended December 31, 2012 in the previously filed financial statements. The increase (decrease) in general and administrative expense for each of the periods is as follows: $0.2 million, $0.3 million and ($0.5) million for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

In addition, during the quarter ended December 31, 2013, the Company identified certain immaterial prior period errors related to income taxes that affected the three months ended September 30, 2012, December 31, 2012 and September 30, 2013, as well as the related year-to-date periods. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors in the periods in which they originated. The prior period errors relate to:

•

Adjustment of $0.4 million to decrease income tax expense for the three months ended September 30, 2012 to increase the amount of net operating losses as a result of a settlement of a tax audit at the Company’s German subsidiary.

•

Adjustment of $0.1 million to increase income tax expense for the three months ended December 31, 2012 and an adjustment of $0.1 million to decrease income tax expense for the three months ended September 30, 2013 to correct for insignificant errors in each of the periods. The effect of these errors has been reflected in prepaid expenses and other current assets in the revised consolidated statement of cash flows presented below.

Revised Consolidated Statements of Income

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments		As Revised	As Previously Reported	Adjustments		As Revised
Income tax provision	$1,813	$(74)		$1,739	$7,056	$(74)		$6,982
Net income	$2,435	$74	(a)	$2,509	$10,789	$74	(a)	$10,863

Basic income per common share	$0.12	$—		$0.12	$0.51	$—		$0.51

Diluted income per common share	$0.12	$—		$0.12	$0.50	$—		$0.50

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,512	$800	$51,312	$100,890	$700	$101,590
Advisory services and other	27,652	(11)	27,641	48,773	(49)	48,724

Total revenues	78,164	789	78,953	149,663	651	150,314
Income from operations	8,999	789	9,788	12,417	651	13,068
Gains (losses) on investments, net	(51)	149	98	(102)	—	(102)
Income before income taxes	9,203	938	10,141	12,946	651	13,597
Income tax provision	3,581	375	3,956	4,983	260	5,243

Net income	$5,622	$563	$6,185	$7,963	$391	$8,354

Basic income per common share	$0.26	$0.03	$0.29	$0.37	$0.01	$0.38

Diluted income per common share	$0.26	$0.02	$0.28	$0.36	$0.02	$0.38

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2013			Three Months Ended December 31, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,378	$(100)	$50,278	$51,866	$80	$51,946
Advisory services and other	21,121	(38)	21,083	23,200	15	23,215

Total revenues	71,499	(138)	71,361	75,066	95	75,161
General and administrative	9,487	—	9,487	10,199	(457)	9,742
Total operating expenses	68,081	—	68,081	67,673	(457)	67,216
Income from operations	3,418	(138)	3,280	7,393	552	7,945
Gains (losses) on investments, net	(51)	(149)	(200)	(739)	(65)	(804)
Income before income taxes	3,743	(287)	3,456	7,058	487	7,545
Income tax provision	1,402	(115)	1,287	2,807	261	3,068

Net income	$2,341	$(172)	$2,169	$4,251	$226	$4,477

Basic income per common share	$0.10	$—	$0.10	$0.19	$0.01	$0.20

Diluted income per common share	$0.10	$—	$0.10	$0.19	$0.01	$0.20

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,300	$209	$50,509	$151,132	$13	$151,145
Advisory services and other	18,211	53	18,264	66,732	(7)	66,725

Total revenues	68,511	262	68,773	217,864	6	217,870
General and administrative	8,411	309	8,720	26,667	457	27,124
Total operating expenses	61,334	309	61,643	194,598	457	195,055
Income from operations	7,177	(47)	7,130	23,266	(451)	22,815
Gains (losses) on investments, net	147	608	755	290	608	898
Income before income taxes	7,681	561	8,242	24,452	157	24,609
Income tax provision	(2,692)	(177)	(2,869)	3,129	(339)	2,790
Net income	$10,373	$738	$11,111	$21,323	$496	$21,819

Basic income per common share	$0.46	$0.04	$0.50	$0.94	$0.03	$0.97

Diluted income per common share	$0.45	$0.04	$0.49	$0.93	$0.02	$0.95

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$51,072	$(100)	$50,972	$100,832	$(196)	$100,636
Advisory services and other	28,021	(61)	27,960	48,521	(60)	48,461

Total revenues	79,093	(161)	78,932	149,353	(256)	149,097
General and administrative	8,645	148	8,793	18,256	148	18,404
Total operating expenses	67,632	148	67,780	133,264	148	133,412
Income from operations	11,461	(309)	11,152	16,089	(404)	15,685
Income before income taxes	11,675	(309)	11,366	16,771	(404)	16,367
Income tax provision	3,906	(124)	3,782	5,821	(162)	5,659

Net income	$7,769	$(185)	$7,584	$10,950	$(242)	$10,708

Basic income per common share	$0.34	$—	$0.34	$0.48	$(0.01)	$0.47

Diluted income per common share	$0.34	$(0.01)	$0.33	$0.47	$(0.01)	$0.46

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$49,760	$(96)	$49,664
Advisory services and other	20,500	1	20,501

Total revenues	70,260	(95)	70,165
Income from operations	4,628	(95)	4,533
Income before income taxes	5,096	(95)	5,001
Income tax provision	1,915	(38)	1,877

Net income	$3,181	$(57)	$3,124

Basic income per common share	$0.14	$—	$0.14

Diluted income per common share	$0.14	$(0.01)	$0.13

Revised Consolidated Statements of Cash Flow

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments		As Revised
Cash flows from operating activities:
Net income	$10,789	$74	(a)	$10,863
Prepaid expenses and other current assets	3,683	(74)		3,609
Net cash provided by operating activities	$32,352	$—		$32,352

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,341	$(172)	$2,169	$7,963	$391	$8,354
Net (gains) losses from investments	51	149	200	102	—	102
Prepaid expenses and other current assets	1,271	(115)	1,156	4,619	260	4,879
Deferred revenue	2,709	138	2,847	(12,955)	(651)	(13,606)
Net cash provided by operating activities	$35,453	$—	$35,453	$37,231	$—	$37,231

(a)	As described above, during the quarter ended September 30, 2013 the Company identified prior period errors. These errors were corrected in the financial results reported for the three and nine months ended September 30, 2013 in the Company’s Form 10-Q for the period. The adjustment shown in this column represents an additional error in the quarter ended September 30, 2013 that was identified during the quarter ended December 31, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued (1992) by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Remediation Steps to Address Prior Material Weaknesses

As of September 30, 2013, we reported that management had identified a material weakness in the Company’s internal control over financial reporting related to the recognition of revenue for event tickets that are included in certain of our subscription products. In addition, as of December 31, 2012, we reported that management had identified a material weakness in the Company’s internal control over financial reporting related to revenue for advisory services and consulting projects.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have made the following changes to our internal controls over financial reporting to remediate the previously reported material weaknesses.

Advisory Services and Consulting Projects

1.	Consulting Project Scoping: During the scoping phase of each project, we ensured that evidence was maintained of the review and approval of the allocation of the project revenue to the services to be delivered to the client and that the project allocation is accurately entered into our accounting system.

2.	Advisory Services and Consulting Project Performance: Our project managers more closely monitored the performance of each advisory service and consulting project and maintained evidence of their review and approval of the services performed.

3.	Training: We ensured that we conducted proper training so that the remedial actions identified above were understood and followed by applicable personnel.

Event Tickets Included In Subscription Products

1.	Additional procedures were implemented to reconcile the inputs in the manual calculation to additional data contained in our accounting system. New accounting system reports were generated to facilitate the reconciliation.

2.	Analytical procedures were implemented and performed by our financial planning and analysis group (this group is separate from the accounting group that prepares the referenced calculations) to assess the reasonableness of the amount of event revenue recognized.

In the fourth quarter of 2013, we completed our remediation activities, including the testing of the operating effectiveness of the enhanced controls. As a result, as of December 31, 2013, we concluded that we have remediated the previously reported material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As described above, we completed the remediation plans for the previously identified material weaknesses. These actions constitute changes in our internal control over financial reporting which occurred during the quarter ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2014.

Name	Age	Position
George F. Colony	60	Chairman of the Board, Chief Executive Officer
Clifford Condon	50	Chief Research Officer
Michael A. Doyle	58	Chief Financial Officer and Treasurer
Gail S. Mann, Esq.	62	Chief Legal Officer and Secretary
Michael Morhardt	50	Chief Sales Officer
Steven Peltzman	45	Chief Business Technology Officer
Thomas Pohlmann	47	Chief Marketing and Strategy Officer
Lucia Luce Quinn	60	Chief People Officer
Dennis van Lingen	49	Chief Product Officer; Chief EMEA (Europe, Middle East, and Africa) Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Clifford Condon became Forrester’s Chief Research Officer in October 2013. Previously he served as Vice President, Events, responsible for Forrester’s global events business from August 2012 to September 2013, Vice President, Research Strategy and Innovation from January 2010 to July 2012, and Vice President, Marketing and Strategy Research from 2007-2009. Mr. Condon joined Forrester in 1997.

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

Michael Morhardt became Forrester’s Chief Sales Officer in November 2012. From 2010 until joining our Company, he was Managing Director-Sales at Gerson Lehrman Group, and previously he served in various sales leadership roles at Gartner, Inc., most recently as Group Vice President Worldwide Event Sales and Group Vice President Americas Field Sales.

Steven Peltzman joined Forrester as its Chief Business Technology Officer in September 2011. From 2001 to 2011, Mr. Peltzman was the Chief Information Officer of the Museum of Modern Art in New York City. Prior to that, Mr. Peltzman served as the chief technology officer at MarketMedical.com and as the vice president of technology at Earthweb and was an officer in the United States Air Force.

Thomas Pohlmann became Forrester’s Chief Marketing and Strategy Officer in April 2012. Previously he served as Managing Director of our Business Technology Client Group from December 2010 to April 2012. During 2010, Mr. Pohlmann served as Vice President in charge of researching and designing business requirements for a new client-facing website for the Company, and previously was Vice President of IT Research from 2007 to 2009, and a Research Director from 2004 to 2006. Mr. Pohlmann joined Forrester in 2000.

Lucia Luce Quinn became Forrester’s Chief People Officer in June 2013. Prior to joining Forrester, from August 2012 to May 2013 Ms. Quinn consulted with the Center for Higher Ambition Leadership. From 2010 until 2012, she was the Senior Vice President, Human Resources and Corporate Affairs for ConvaTec, a private equity spin-off from Bristol-Meyers Squibb, and from 2005-2009 she served as Executive Vice President, Global Human Resources at Boston Scientific Corporation. Ms. Quinn previously held senior management positions at Quest Diagnostics, Honeywell International, and Digital Equipment Corporation.

Dennis van Lingen became Forrester’s Chief Product Officer in October 2013. Previously, he served as Managing Director of our Marketing and Strategy Client Group since January 2007. Mr. Van Lingen also serves as Forrester’s Chief Europe, Middle East, and Africa (EMEA) Officer. He was formerly President of EMEA from May 2006 to December 2006 and Vice President of Marketing for the Americas from January 2004 to May 2006. Mr. Van Lingen joined Forrester in 2000 as Director of Marketing for Europe. Before joining Forrester, Mr. Van Lingen worked as a senior manager in the marketing and public relations divisions of Nissan Europe for 10 years.

Our Code of Business Conduct and Ethics covers all employees, officers and directors, including our principal executive, financial and accounting officers. A copy of our Code of Business Conduct and Ethics can be found on our web site, www.forrester.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, that relates to a substantive amendment or material departure from a provision of the Code, by posting such information on our Internet website at www.forrester.com .. We also intend to satisfy the disclosure requirements of the Nasdaq Stock Market regarding waivers of the Code of Business Conduct and Ethics by posting such information on our Internet website at www.forrester.com.

The remainder of the response to this item is contained in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2014 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2013, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,105,604	(1)	$31.85	2,212,185	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,105,604		$31.85	2,212,185

(1)	Includes 371,705 restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)	Includes, as of December 31, 2013, 1,894,587 shares available for issuance under our Amended and Restated 2006 Equity Incentive Plan and 317,598 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our Amended and Restated 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2014 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2014 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 32.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 37 hereof.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.

3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.

3.3(14)	Amended and Restated By-Laws of Forrester Research, Inc.

4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.

10.1+(16)	Registration Rights and Non-Competition Agreement

10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended

10.3+(24)	Amended and Restated Employee Stock Purchase Plan

10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors

10.5+(25)	Amended and Restated 2006 Equity Incentive Plan

10.6+(19)	Stock Option Plan for Directors, as amended

10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)

10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)

10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)

10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)

10.13+(17)	Form of Performance-Based Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)

10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)

10.15+(14)	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2006 Equity Incentive Plan)

10.16+(13)	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan)

10.17+(18)	Amended and Restated Executive Cash Incentive Plan

10.18+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.19+(1)	Amended and Restated Employment Agreement between Forrester Research B.V. and Dennis van Lingen effective as of October 1, 2013

10.20+(22)	Employee Retention Plan

10.21+(23)	Amendment to Employee Retention Plan

10.22+(7)	Amendment No. 2 to Employee Retention Plan

10.23+(1)	Separation Agreement between the Company and Ellen Daley dated October 9, 2013

10.24(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

Exhibit No.	Description
10.25(21)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.26(20)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.27(24)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.28(1)	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.29(1)	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.30(1)	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.31(1)	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Denotes management contract or compensation arrangements.

(1)	Filed herewith.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated herein by reference.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated herein by reference.

(4)	Intentionally omitted.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 000-21433) and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21433) and incorporated herein by reference.

(15)	Intentionally omitted.

(16)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.

(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on March 22, 2013 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.

(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(21)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.

(22)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-21433) and incorporated herein by reference.

(23)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-21433) and incorporated herein by reference.

(24)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.

(25)	Filed as an Exhibit to Forrester’s Proxy Statement on Schedule 14A filed March 26, 2012 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 13, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2014

/S/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 13, 2014

/S/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2014

/S/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 13, 2014

/S/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 13, 2014

/S/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 13, 2014

/S/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 13, 2014

/S/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 13, 2014