Form 10-Q
period 2014-03-31
FORRESTER RESEARCH, INC.
filed 2014-05-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of May 6, 2014 18,819,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$80,501	$74,132
Marketable investments (Note 3)	76,740	81,013
Accounts receivable, net	49,105	77,543
Deferred commissions	13,011	12,939
Prepaid expenses and other current assets	23,348	20,762

Total current assets	242,705	266,389
Property and equipment, net	37,833	39,868
Goodwill	79,992	80,001
Intangible assets, net	5,237	5,777
Other assets	8,592	10,167

Total assets	$374,359	$402,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,168	$1,024
Accrued expenses and other current liabilities	28,644	33,471
Deferred revenue	159,778	152,903

Total current liabilities	189,590	187,398
Non-current liabilities	9,458	10,142

Total liabilities	199,048	197,540

Commitments
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized—500 shares, issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized—125,000 shares
Issued—20,545 and 20,491 as of March 31, 2014 and December 31, 2013, respectively
Outstanding- 18,997 and 19,756 as of March 31, 2014 and December 31, 2013, respectively	205	205
Additional paid-in capital	113,182	109,676
Retained earnings	115,214	118,415
Treasury stock- 1,548 and 735 as of March 31, 2014 and December 31, 2013, respectively, at cost	(55,800)	(26,088)
Accumulated other comprehensive income	2,510	2,454

Total stockholders’ equity	175,311	204,662

Total liabilities and stockholders’ equity	$374,359	$402,202

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Research services	$50,793	$50,278
Advisory services and events	22,278	21,083

Total revenues	73,071	71,361

Operating expenses:
Cost of services and fulfillment	29,480	27,027
Selling and marketing	29,883	27,057
General and administrative	9,527	9,487
Depreciation	2,773	2,360
Amortization of intangible assets	539	559
Reorganization costs	849	1,591

Total operating expenses	73,051	68,081

Income from operations	20	3,280
Other income (loss), net	(64)	376
Gains (losses) on investments, net	37	(200)

Income (loss) before income taxes	(7)	3,456
Income tax provision	59	1,287

Net income (loss)	$(66)	$2,169

Basic income per common share	$—	$0.10

Diluted income per common share	$—	$0.10

Basic weighted average common shares outstanding	19,613	22,306

Diluted weighted average common shares outstanding	19,613	22,658

Cash dividends declared per common share	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$(66)	$2,169

Other comprehensive income (loss), net of taxes:
Foreign currency translation	45	(1,355)
Net change in market value of investments	11	(46)

Other comprehensive income (loss)	56	(1,401)

Comprehensive income (loss)	$(10)	$768

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(66)	$2,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,773	2,360
Amortization of intangible assets	539	559
Net (gains) losses from investments	(37)	200
Deferred income taxes	(132)	(1,519)
Stock-based compensation	1,947	1,860
Amortization of premium on investments	391	636
Foreign currency (gains) losses	245	(72)
Changes in assets and liabilities
Accounts receivable	28,310	25,186
Deferred commissions	(72)	(206)
Prepaid expenses and other current assets	(2,934)	1,156
Accounts payable	137	111
Accrued expenses and other liabilities	(4,871)	166
Deferred revenue	6,774	2,847

Net cash provided by operating activities	33,004	35,453

Cash flows from investing activities:
Purchases of property and equipment	(680)	(939)
Purchases of marketable investments	(20,046)	(4,125)
Proceeds from sales and maturities of marketable investments	23,934	17,750
Other investing activity	1,391	75

Net cash provided by investing activities	4,599	12,761

Cash flows from financing activities:
Dividend paid on common stock	(3,135)	(3,350)
Repurchases of common stock	(29,712)	—
Proceeds from issuance of common stock under employee equity incentive plans	1,556	1,447
Excess tax benefits from stock-based compensation	22	109

Net cash used in financing activities	(31,269)	(1,794)

Effect of exchange rate changes on cash and cash equivalents	35	(1,286)

Net increase in cash and cash equivalents	6,369	45,134
Cash and cash equivalents, beginning of period	74,132	98,810

Cash and cash equivalents, end of period	$80,501	$143,944

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2014 may not be indicative of the results for the year ending December 31, 2014, or any other period.

During the quarter ended March 31, 2014, the Company recorded $0.5 million of expenses for out-of-period corrections, of which $0.4 million related to depreciation and $0.1 million related to other immaterial amounts that related to prior periods.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Revision of quarterly financial statements

During the quarter ended September 30, 2013, the Company identified certain immaterial prior period errors that affected the three months ended March 31, 2013. The Company has reflected in the financial information included in this Note the correction of all identified prior period errors in the three months ended March 31, 2013. The prior period errors relate to:

•	Adjustments to the Company’s share of operating results in one of the technology-related investment funds in which the Company holds an interest, which adjustments are principally a result of information received by the Company from the fund after the applicable reporting periods. The Company records a portion of the fund’s operating results, based on the Company’s ownership interest in the fund, as investment gains (losses). The adjustments to the gains (losses) on investments for the three months ended March 31, 2013 was ($0.1) million. The effect of this error has also been reflected in net (gains) losses from investments in the revised consolidated statement of cash flows presented below.

•	Adjustments to revenue for historical insignificant variances in deferred revenue for reconciling items between the Company’s general ledger and sub-ledger system. The decrease to revenue for the three months ended March 31, 2013 was ($0.1) million and the effect of this error has also been reflected in deferred revenue in the revised consolidated statement of cash flows presented below.

Revised Consolidated Statements of Income

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,378	$(100)	$50,278
Advisory services and events	21,121	(38)	21,083

Total revenues	71,499	(138)	71,361
Income from operations	3,418	(138)	3,280
Gains (losses) on investments, net	(51)	(149)	(200)
Income before income taxes	3,743	(287)	3,456
Income tax provision	1,402	(115)	1,287

Net income	$2,341	$(172)	$2,169

Basic income per common share	$0.10	$—	$0.10

Diluted income per common share	$0.10	$—	$0.10

Revised Consolidated Statements of Comprehensive Income

The consolidated statement of comprehensive income for the three months ended March 31, 2013 is impacted by the same amount as net income for the period.

Revised Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,341	$(172)	$2,169
Net (gains) losses from investments	51	149	200
Prepaid expenses and other current assets	1,271	(115)	1,156
Deferred revenue	2,709	138	2,847
Net cash provided by operating activities	35,453	—	35,453

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	45	45
Unrealized gain on investments before reclassification, net of tax of $0	6	—	6
Reclassification adjustment for net loss realized in net income, net of tax of $0	5	—	5

Balance at March 31, 2014	$27	$2,483	$2,510

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(1,024)	$1,612	$588
Foreign currency translation	—	(1,355)	(1,355)
Unrealized loss on investments before reclassification, net of tax of $3	(46)	—	(46)
Reclassification adjustments	—	—	—

Balance at March 31, 2013	$(1,070)	$257	$(813)

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
March 31, 2014
Available-for-sale securities
State and municipal obligations	$4,251	$4	$—	$4,255
Federal agency and corporate obligations	72,452	93	(60)	72,485

Total	$76,703	$97	$(60)	$76,740

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2013
Available-for-sale securities
State and municipal obligations	$6,809	$5	$—	$6,814
Federal agency and corporate obligations	74,179	112	(92)	74,199

Total	$80,988	$117	$(92)	$81,013

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three months ended March 31, 2014 or 2013.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2014 (in thousands).

	FY 2014	FY2015	FY2016	Thereafter	Total
State and municipal obligations	$2,227	$2,028	$—	$—	$4,255
Federal agency and corporate obligations	9,485	38,402	18,291	6,307	72,485

Total	$11,712	$40,430	$18,291	$6,307	$76,740

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	26,758	60	—	—

Total	$26,758	$60	$—	$—

	As of December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	30,645	92	—	—

Total	$30,645	$92	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$4,668	$—	$—	$4,668
State and municipal obligations	—	4,255	—	4,255
Federal agency and corporate obligations (2)	—	82,233	—	82,233

Total	$4,668	$86,488	$—	$91,156

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,897	$—	$—	$6,897
State and municipal obligations	—	6,814	—	6,814
Federal agency and corporate obligations (2)	—	80,449	—	80,449

Total	$6,897	$87,263	$—	$94,160

(1)	Included in cash and cash equivalents.
(2)	$9.7 million and $6.2 million are included in cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively, as original maturities at the time of purchase were 90 days or less.

Level 2 assets consist of the Company’s entire portfolio of federal, state, municipal and corporate bonds. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Note 4 — Non-Marketable Investments

At March 31, 2014 and December 31, 2013, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $4.3 million and $5.7 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.9 million at March 31, 2014 and December 31, 2013, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain (loss) from its non-marketable investments of $42,000 and $(0.2) million during the three months ended March 31, 2014 and 2013, respectively, which is included in gains (losses) on investments, net in the Consolidated Statements of Income. During the three months ended March 31, 2014 and 2013, gross distributions of $1.4 million and $0.1 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2014 the Company incurred $0.8 million of severance and related costs for the termination of approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure put in place in late 2013. The Company anticipates incurring an additional $0.8 million to $1.1 million of severance and related costs during the three months ended June 30, 2014 related to this action. The accrual at March 31, 2014 and any additional costs in the second quarter are expected to be paid by the end of 2014.

During 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline its operations. Approximately $1.6 million of the costs were recognized in three months ended March 31, 2013 and approximately $0.3 million were recognized in the three months ended June 30, 2013.

The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2014 (in thousands):

Workforce Reduction
Accrual at December 31, 2013	$121
Additions	849
Cash payments	(146)

Accrual at March 31, 2014	$824

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	19,613	22,306
Weighted average common equivalent shares	—	352

Diluted weighted average common shares outstanding	19,613	22,658

Options excluded from diluted weight average share calculation as effect would have been anti-dilutive	2,080	1,198

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,734	$31.85
Granted	83	36.96
Exercised	(30)	27.58
Forfeited	(15)	33.65

Outstanding at March 31, 2014	1,772	$32.14	6.95	$7,076

Exercisable at March 31, 2014	790	$28.96	4.92	$5,536

Restricted stock unit activity for the three months ended March 31, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	372	$34.14
Granted	—
Vested or settled	—
Forfeited	(54)	33.14

Unvested at March 31, 2014	318	$34.31

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of services and fulfillment	$1,073	$904
Selling and marketing	338	422
General and administrative	536	534

Total	$1,947	$1,860

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.65%	0.08%	0.81%	0.11%
Expected dividend yield	1.8%	1.8%	2.1%	2.1%
Expected life	5.1 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	30%	25%	40%	25%
Weighted average fair value	$8.79	$7.81	$7.72	$5.97

Dividends

In the three months ended March 31, 2014, the Company declared and paid a dividend of $0.16 per share or $3.1 million in the aggregate. In the three months ended March 31, 2013, the Company declared and paid a dividend of $0.15 per share or $3.4 million in the aggregate. In April 2014, the Company declared a dividend of $0.16 per share payable on June 18, 2014 to shareholders of record as of June 4, 2014.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $410.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in April 2014. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three months ended March 31, 2014, the Company repurchased approximately 0.8 million shares of common stock at an aggregate cost of approximately $29.7 million. From the inception of the program through March 31, 2014, Forrester repurchased approximately 13.2 million shares of common stock at an aggregate cost of approximately $358.8 million.

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

Income tax expense in the three months ended March 31, 2014 was insignificant as income (loss) before taxes was only $(7,000) for the period.

Note 9 — Operating Segments

At the end of 2013 the Company reorganized its fulfillment organization into a single global research organization and a single global product organization to better support its client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 the Company also established a dedicated consulting organization to provide research-based project consulting services to its clients, allowing the Company’s research personnel to spend additional time on writing research and providing shorter-term advisory services. As of January 1, 2014 the Company conformed its internal reporting to match the new organizational structure and as such is reporting segment information for the newly formed Research, Product and Project Consulting organizations. The 2013 segment amounts have been reclassified to conform to the current presentation.

The Research segment includes the costs of the Company’s research personnel who are responsible for writing the research and performing the webinars and inquiries for the Company’s RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of the Company’s project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, the Company began to transition the delivery of project consulting to a dedicated project consulting organization. The Company anticipates that the transition will be complete by the end of 2014 such that essentially all project consulting will be delivered by the project consulting organization in 2015.

The Product segment includes the costs of the product management organization that is responsible for pricing, packaging and the launch of new products. In addition, this segment includes the costs of the Company’s data, Forrester Leadership Boards and events organizations. Revenue in this segment includes all revenue for the Company (including RoleView) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

The Project Consulting segment includes the costs of the consultants that deliver the Company’s project consulting services. During 2013 the Company began to hire dedicated consultants to transition the delivery of project consulting services from research personnel (included in the Research segment) to the new Project Consulting segment. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets and reorganization costs. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The following tables present information about reportable segments (in thousands):

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2014
Research services revenues	$50,793	$—	$—	$50,793
Advisory services and events revenues	2,857	13,976	5,445	22,278

Total segment revenues	53,650	13,976	5,445	73,071
Segment expenses	8,351	13,975	5,677	28,003

Contribution margin (loss)	45,299	1	(232)	45,068
Selling, marketing, administrative and other expenses				(43,660)
Amortization of intangible assets				(539)
Reorganization costs				(849)
Other income and gains/losses on investments				(27)

Income (loss) before income taxes				$(7)

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2013
Research services revenues	$50,278	$—	$—	$50,278
Advisory services and events revenues	2,219	14,938	3,926	21,083

Total segment revenues	52,497	14,938	3,926	71,361
Segment expenses	7,570	13,882	3,349	24,801

Contribution margin (loss)	44,927	1,056	577	46,560
Selling, marketing, administrative and other expenses				(41,130)
Amortization of intangible assets				(559)
Reorganization costs				(1,591)
Other income and gains/losses on investments				176

Income (loss) before income taxes				$3,456

Note 10 — Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of ASU No. 2013-11 as of January 1, 2014 did not have a material effect on the Company’s balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, the continued build-out of a dedicated consulting organization, anticipated increases in our sales force, future dividends, and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for research and consulting personnel and all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and service fees for cloud-based information systems are allocated to these categories according to the number of employees in each group.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
Deferred revenue	$159.8	$152.0	$7.8	5%
Agreement value	$223.3	$218.6	$4.7	2%
Client retention	74%	77%	(3)	(4%)
Dollar retention	87%	90%	(3)	(3%)
Enrichment	97%	95%	2	2%
Number of clients	2,461	2,442	19	1%

Deferred revenue at March 31, 2014 increased approximately 5% compared to the prior year; however when including the amount of future invoicing for contracts at both March 31, 2014 and 2013, the combined amount of deferred revenue and future invoicing increased approximately 3% at March 31, 2014 compared to the prior year. This increase is essentially consistent with the increase in agreement value, which is due to increased contract bookings during this period. Enrichment at 97% for the period ending March 31, 2014 is consistent with the period ending December 31, 2013; however it represents a 2% increase from the prior year. Client retention and dollar retention at March 31, 2014 both increased 1% from December 31, 2013 but continued the trend of year-over-year decreases from the prior year that we experienced during 2013.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, income taxes, and valuation and impairment of marketable investments. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenues:
Research services	69.5%	70.5%
Advisory services and events	30.5	29.5

Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.3	37.9
Selling and marketing	40.9	37.9
General and administrative	13.0	13.3
Depreciation	3.8	3.3
Amortization of intangible assets	0.8	0.8
Reorganization costs	1.2	2.2

Income from operations	—	4.6
Other income (expense), net	(0.1)	0.5
Gains (losses) on investments, net	0.1	(0.3)

Income (loss) before income taxes	—	4.8
Income tax provision	0.1	1.8

Net income (loss)	(0.1)%	3.0%

Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$73.1	$71.4	$1.7	2%
Revenues from research services	$50.8	$50.3	$0.5	1%
Revenues from advisory services and events	$22.3	$21.1	$1.2	6%
Revenues attributable to customers outside of the U.S.	$19.4	$19.1	$0.3	2%
Percentage of revenue attributable to customers outside of the U.S.	27%	27%	—	—
Number of clients (at end of period)	2,461	2,442	19	1%
Number of events	2	2	—	—

Total revenues increased 2% during the three months ended March 31, 2014 compared to the prior year due primarily to the 6% growth in revenues from advisory services and events and to a lesser extent due to the 1% growth in research services. Foreign exchange fluctuations had an insignificant effect on revenue growth during the quarter. Revenues from customers outside of the U.S. grew at the same rate as total revenues, with higher growth in the Asia Pacific region offsetting flat revenue in Europe.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased $0.5 million or 1% during the three months ended March 31, 2014 compared to the prior year, which is consistent with contract bookings growth during this period. Revenues from our data subscription products declined by approximately $1.1 million due primarily to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues.

Revenue from advisory services and events increased $1.2 million or 6% during the three months ended March 31, 2014 compared to the prior year. The increase is due to a $0.9 million increase in advisory and consulting revenues and a $0.3 million increase in event revenues as compared to the prior year. The increased advisory and consulting revenues is due primarily to an increase in consulting headcount as we continue to build out a dedicated consulting organization that began in 2013 and strong demand for both advisory and consulting services. The increase in event revenues is due to higher ticket and sponsorship revenues for the two events in 2014 as compared to the prior year.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$29.5	$27.0	$2.5	9%
Cost of services and fulfillment as a percentage of total revenues	40.3%	37.9%	2.4	6%
Number of research and fulfillment employees (at end of period)	576	531	45	8%

The increase in cost of services and fulfillment expenses during the three months ended March 31, 2014 compared to the prior year is primarily due to a $2.2 million increase in compensation and benefit costs resulting primarily from an increase in the number of employees (primarily consulting and product specialist employees) and annual merit increases, partially offset by lower incentive bonus expense. We hired additional consulting employees during 2013 and 2014 to build out a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

Selling and Marketing

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$29.9	$27.1	$2.8	10%
Selling and marketing expenses as a percentage of total revenues	40.9%	37.9%	3.0	8%
Selling and marketing employees (at end of period)	548	523	25	5%

The increase in selling and marketing expenses during the three months ended March 31, 2014 compared to the prior year period is primarily due to a $2.3 million increase in compensation and benefit costs resulting from an increase in sales and marketing employees, annual merit increases and increased commission costs, partially offset by lower incentive bonus expense. In addition, we incurred increased costs during 2014 due to a larger sales kick off meeting in 2014 and costs to terminate a contract with an independent international sales representative.

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

General and Administrative

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.5	$9.5	$—	—
General and administrative expenses as a percentage of total revenues	13.0%	13.3%	(0.3)	(2%)
General and administrative employees (at end of period)	180	168	12	7%

General and administrative expenses remained consistent during the three months ended March 31, 2014 compared to the prior year as a decrease in compensation and benefits costs of $0.2 million was offset by higher recruiting costs. The decrease in compensation and benefits costs is due to lower incentive bonus expense and lower severance expense in the 2014 period, partially offset by higher salaries as average headcount during the quarter increased by 3%.

Depreciation

Depreciation expense increased by $0.4 million during the three months March 31, 2014 compared to the prior year. The $0.4 million increase is due to an adjustment recorded during the three months ended March 31, 2014 to correct an understatement of depreciation of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three months ended March 31, 2014 compared to the prior year.

Reorganization Costs

During the three months ended March 31, 2014 we incurred $0.8 million of severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure put in place in late 2013. We anticipate incurring an additional $0.8 million to $1.1 million of severance and related costs during the three months ended June 30, 2014 related to this action. The accrual at March 31, 2014 and any additional costs in the second quarter are expected to be paid by the end of 2014.

During the three months ended March 31, 2013 we incurred $1.6 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income (expense), net during the three months ended March 31, 2014 is due to both lower interest income earned in 2014 due to lower investment balances as well as foreign currency losses of $0.2 million during the three months ended March 31, 2014 compared to gains of $0.1 million in the prior year period.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. The increase in investment gains during the 2014 period is primarily due to costs incurred by the funds during the three months ended March 31, 2013 that did not recur in the 2014 period.

Provision for Income Taxes

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2014	2013	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.1	$1.3	$(1.2)	(95%)
Effective tax rate	*	37.2%

*	Not meaningful

The provision for income taxes decreased $1.2 million during the three months ended March 31, 2014 compared to the prior year due to the decrease in income (loss) before income taxes during the three months ended March 31, 2014 compared to the prior period.

Segment Results

At the end of 2013 we reorganized our fulfillment organization into a single global research organization and a single global product organization to better support our client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 we also established a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our research personnel to spend additional time on writing research and providing shorter-term advisory services. As of January 1, 2014 we conformed our internal reporting to match the new organizational structure and as such we are reporting segment information for the newly formed Research, Product and Project Consulting organizations. The 2013 segment amounts have been reclassified to conform to the current presentation.

The Research segment includes the costs of our research personnel who are responsible for writing the research and performing the webinars and inquiries for our RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of our project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, we began to transition the delivery of project consulting to a dedicated project consulting organization. We anticipate that the transition will be complete by the end of 2014 such that essentially all project consulting will be delivered by the project consulting organization in 2015.

The Product segment includes the costs of the product management organization that is responsible for pricing, packaging and the launch of new products. In addition, this segment includes the costs of our data, Forrester Leadership Boards and events organizations. Revenue in this segment includes all of our revenue (including RoleView) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

The Project Consulting segment includes the costs of the consultants that deliver our project consulting services. During 2013 we began to hire dedicated consultants to transition the delivery of project consulting services from research personnel (included in the Research segment) to the new Project Consulting segment. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment.

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets and reorganization costs. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2014
Research services revenues	$50,793	$—	$—	$50,793
Advisory services and events revenues	2,857	13,976	5,445	22,278

Total segment revenues	53,650	13,976	5,445	73,071
Segment expenses	8,351	13,975	5,677	28,003

Contribution margin (loss)	$45,299	$1	$(232)	$45,068
Year over year revenue change	2%	(6%)	39%	2%
Year over year expense change	10%	1%	70%	13%

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2013
Research services revenues	$50,278	$—	$—	$50,278
Advisory services and events revenues	2,219	14,938	3,926	21,083

Total segment revenues	52,497	14,938	3,926	71,361
Segment expenses	7,570	13,882	3,349	24,801

Contribution margin (loss)	$44,927	$1,056	$577	$46,560

Product segment revenues increased $1.2 million or 2% during the three months ended March 31, 2014 compared to the prior year. Research services revenues increased $0.5 million or 1% during the three months ended March 31, 2014 compared to the prior year, which is consistent with contract bookings growth during this period. Revenues from our data subscription products declined by approximately $1.1 million due primarily to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues. Events revenues increased $0.3 million to $1.2 million during the three months ended March 31, 2014 due to higher ticket and sponsorship revenues for the two events in 2014 as compared to the prior year, and data advisory revenues increased approximately $0.3 million. Product segment expenses increased $0.8 million or 10% due primarily to a $0.7 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Research segment revenues decreased $1.0 million or 6% during the three months ended March 31, 2014 compared to the prior year due to the ongoing transition of the performance of project consulting services from research personnel to consulting personnel (included in the Project Consulting segment). Research segment expenses increased by $0.1 million or 1% due primarily to higher travel and entertainment expenses.

Project Consulting segment revenues increased $1.5 million or 39% during the three months ended March 31, 2014 compared to the prior year due primarily to the ongoing transition of the performance of project consulting services from research personnel to consulting personnel, and due to strong demand for certain consulting projects and increased headcount to deliver the projects. Project Consulting segment expenses increased $2.3 million or 70% due primarily to a $2.3 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 70% of our revenues during the three months ended March 31, 2014, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $33.0 million and $35.5 million during the three months ended March 31, 2014 and 2013, respectively. The $2.4 million decrease in cash provided from operations for the three months ended March 31, 2014 is primarily attributable to a decrease in net income of $2.2 million for the three months ended March 31, 2014 compared to the prior year period.

During the three months ended March 31, 2014, we generated $4.6 million of cash from investing activities, consisting primarily of $3.9 million in net maturities of marketable investments and $1.4 million of distributions from our non-marketable investments, which were partially offset by $0.7 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software. During the three months ended March 31, 2013, we generated $12.8 million of cash from investing activities, consisting primarily of $13.6 million in net maturities of marketable investments partially offset by $0.9 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $31.3 million of cash from financing activities during the three months ended March 31, 2014 primarily for $29.7 million of purchases of our common stock. In addition, we paid a quarterly dividend of $3.1 million and we received $1.6 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $1.8 million of cash from financing activities during the three months ended March 31, 2013 resulting from a $3.4 million dividend payment offset by proceeds from exercises of stock options and our employee stock purchase plan of $1.4 million.

In April 2014 our board of directors increased our stock repurchase authorization by $25 million. As of March 31, 2014 our remaining stock repurchase authorization was approximately $26.2 million, excluding the $25 million increase authorized in April 2014. We plan to continue to repurchase our common stock during the remainder of 2014, as market conditions warrant.

As of March 31, 2014, we had cash and cash equivalents of $80.5 million and marketable investments of $76.7 million. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized an aggregate $410.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in April 2014, $25.0 million authorized in July 2013, and $50.0 million authorized in February 2013. During the quarter ended March 31, 2014, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program (2)
January 1 to January 31	52,349	$37.72	(In thousands)
February 1 to February 28	174,242	$36.33
March 1 to March 31	586,791	$36.48

	813,382	$36.53	$26,237

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.
(2)	Excludes subsequent increase of authorized repurchases of $25 million in April 2014.

ITEM 6.	EXHIBITS

10.1	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013 (filed herewith)

10.2	Employment Offer Letter from the Company to Michael Morhardt dated October 5, 2012 (filed herewith)

10.3	Forrester Research, Inc. Executive Severance Plan (filed as an exhibit to Forrester’s Current Report on Form 8-K filed on May 5, 2014 (File No. 000-21433) and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: May 9, 2014

Exhibit Index

Exhibit No.	Document

10.1	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013 (filed herewith)

10.2	Employment Offer Letter from the Company to Michael Morhardt dated October 5, 2012 (filed herewith)

10.3	Forrester Research, Inc. Executive Severance Plan (filed as an exhibit to Forrester’s Current Report on Form 8-K filed on May 5, 2014 (File No. 000-21433) and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)