Form 10-Q
period 2014-06-30
FORRESTER RESEARCH, INC.
filed 2014-08-06
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 1, 2014 18,244,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$52,634	$74,132
Marketable investments (Note 3)	81,024	81,013
Accounts receivable, net	41,182	77,543
Deferred commissions	11,278	12,939
Prepaid expenses and other current assets	22,481	20,762

Total current assets	208,599	266,389
Property and equipment, net	35,789	39,868
Goodwill	79,780	80,001
Intangible assets, net	4,686	5,777
Other assets	10,021	10,167

Total assets	$338,875	$402,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$966	$1,024
Accrued expenses and other current liabilities	30,586	33,471
Deferred revenue	143,938	152,903

Total current liabilities	175,490	187,398
Non-current liabilities	9,464	10,142

Total liabilities	184,954	197,540

Commitments

Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $.01 par value
Authorized - 125,000 shares
Issued - 20,690 and 20,491 as of June 30, 2014 and December 31, 2013, respectively
Outstanding - 18,458 and 19,756 as of June 30, 2014 and December 31, 2013, respectively	207	205
Additional paid-in capital	115,803	109,676
Retained earnings	116,510	118,415
Treasury stock - 2,232 and 735 as of June 30, 2014 and December 31, 2013, respectively, at cost	(81,028)	(26,088)
Accumulated other comprehensive income	2,429	2,454

Total stockholders’ equity	153,921	204,662

Total liabilities and stockholders’ equity	$338,875	$402,202

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Research services	$52,322	$51,312	$103,115	$101,590
Advisory services and events	30,625	27,641	52,903	48,724

Total revenues	82,947	78,953	156,018	150,314

Operating expenses:
Cost of services and fulfillment	33,558	30,786	63,038	57,813
Selling and marketing	28,630	26,789	58,513	53,846
General and administrative	9,815	8,420	19,342	17,907
Depreciation	2,289	2,302	5,062	4,662
Amortization of intangible assets	536	554	1,075	1,113
Reorganization costs	1,039	314	1,888	1,905

Total operating expenses	75,867	69,165	148,918	137,246

Income from operations	7,080	9,788	7,100	13,068

Other income, net	79	255	15	631
Gains (losses) on investments, net	43	98	80	(102)

Income before income taxes	7,202	10,141	7,195	13,597

Income tax provision	2,913	3,956	2,972	5,243

Net income	$4,289	$6,185	$4,223	$8,354

Basic income per common share	$0.23	$0.29	$0.22	$0.38

Diluted income per common share	$0.23	$0.28	$0.22	$0.38

Basic weighted average common shares outstanding	18,757	21,256	19,184	21,781

Diluted weighted average common shares outstanding	19,044	21,747	19,479	22,202

Cash dividends declared per common share	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$4,289	$6,185	$4,223	$8,354

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(106)	16	(61)	(1,339)
Net change in market value of investments	25	(370)	36	(416)

Other comprehensive loss	(81)	(354)	(25)	(1,755)

Comprehensive income	$4,208	$5,831	$4,198	$6,599

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$4,223	$8,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,062	4,662
Amortization of intangible assets	1,075	1,113
Net (gains) losses from investments	(80)	102
Deferred income taxes	(2,964)	(5,376)
Stock-based compensation	3,165	2,728
Amortization of premium on investments	751	1,265
Foreign currency (gains) losses	319	(34)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	36,210	34,564
Deferred commissions	1,661	560
Prepaid expenses and other current assets	(797)	4,879
Accounts payable	(75)	343
Accrued expenses and other liabilities	(4,159)	(2,323)
Deferred revenue	(9,110)	(13,606)

Net cash provided by operating activities	35,281	37,231

Cash flows from investing activities:
Purchases of property and equipment	(871)	(1,267)
Purchases of marketable investments	(27,165)	(39,636)
Proceeds from sales and maturities of marketable investments	26,464	49,143
Other investing activity	1,437	248

Net cash provided by (used in) investing activities	(135)	8,488

Cash flows from financing activities:
Dividends paid on common stock	(6,128)	(6,414)
Repurchases of common stock	(54,940)	(92,083)
Proceeds from issuance of common stock under employee equity incentive plans	4,186	10,513
Excess tax benefits from stock-based compensation	100	638
Payment of deferred acquisition consideration	—	(900)

Net cash used in financing activities	(56,782)	(88,246)

Effect of exchange rate changes on cash and cash equivalents	138	(1,200)

Net decrease in cash and cash equivalents	(21,498)	(43,727)
Cash and cash equivalents, beginning of period	74,132	98,810

Cash and cash equivalents, end of period	$52,634	$55,083

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results for the year ending December 31, 2014, or any other period.

During the quarter ended March 31, 2014, the Company recorded $0.5 million of expenses for out-of-period corrections, of which $0.4 million related to depreciation and $0.1 million related to other immaterial amounts that related to prior periods. The Company has concluded that these errors are immaterial to all prior period financial statements.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Revision of quarterly financial statements

During the quarter ended September 30, 2013, the Company identified certain immaterial prior period errors that affected the three and six months ended June 30, 2013. The Company has reflected in the financial information included in this Note the correction of these prior period errors in the three and six months ended June 30, 2013. The prior period errors relate to:

•	An adjustment of $0.8 million for the three months ended June 30, 2013 to increase the amount of research services revenue related to recognition of revenue for the event ticket included in the Company’s RoleView and Forrester Leadership Board subscription products. The effect of this error has also been reflected in deferred revenue in the revised consolidated statement of cash flows presented below.

•	Adjustments to revenue for historical insignificant variances in deferred revenue for reconciling items between the Company’s general ledger and sub-ledger system. The decrease to revenue for the three months ended March 31, 2013 was ($0.1) million and the effect of this error has also been reflected in deferred revenue in the revised consolidated statement of cash flows presented below.

•	Adjustments to the Company’s share of operating results in one of the technology-related investment funds in which the Company holds an interest, which adjustments are principally a result of information received by the Company from the fund after the applicable reporting periods. The Company records a portion of the fund’s operating results, based on the Company’s ownership interest in the fund, as investment gains (losses). The adjustments to the gains (losses) on investments for the three months ended March 31, 2013 and June 30, 2013 was ($0.1) million and $0.1 million, respectively.

Revised Consolidated Statements of Income

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Research services	$50,512	$800	$51,312	$100,890	$700	$101,590
Advisory services and events	27,652	(11)	27,641	48,773	(49)	48,724

Total revenues	78,164	789	78,953	149,663	651	150,314
Income from operations	8,999	789	9,788	12,417	651	13,068
Gains (losses) on investments, net	(51)	149	98	(102)	—	(102)
Income before income taxes	9,203	938	10,141	12,946	651	13,597
Income tax provision	3,581	375	3,956	4,983	260	5,243

Net income	$5,622	$563	$6,185	$7,963	$391	$8,354

Basic income per common share	$0.26	$0.03	$0.29	$0.37	$0.01	$0.38

Diluted income per common share	$0.26	$0.02	$0.28	$0.36	$0.02	$0.38

Revised Consolidated Statements of Comprehensive Income

The consolidated statement of comprehensive income for the three and six months ended June 30, 2013 is impacted by the same amount as net income for the period.

Revised Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$7,963	$391	$8,354
Prepaid expenses and other current assets	4,619	260	4,879
Deferred revenue	(12,955)	(651)	(13,606)
Net cash provided by operating activities	37,231	—	37,231

Note 2 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	(61)	(61)
Unrealized gain on investments before reclassification, net of tax of $27	33	—	33
Reclassification adjustment for net loss realized in net income, net of tax of $2	3	—	3

Balance at June 30, 2014	$52	$2,377	$2,429

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$27	$2,483	$2,510
Foreign currency translation	—	(106)	(106)
Unrealized gain on investments before reclassification, net of tax of $27	27	—	27
Reclassification adjustment for net gain realized in net income, net of tax of $2	(2)	—	(2)

Balance at June 30, 2014	$52	$2,377	$2,429

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(1,024)	$1,612	$588
Foreign currency translation	—	(1,339)	(1,339)
Unrealized loss on investments before reclassification, net of tax of $241	(440)	—	(440)
Reclassification adjustments for net gains realized in net income, net of tax of $15	24	—	24

Balance at June 30, 2013	$(1,440)	$273	$(1,167)

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2013	$(1,070)	$257	$(813)
Foreign currency translation	—	16	16
Unrealized loss on investments before reclassification, net of tax of $238	(394)	—	(394)
Reclassification adjustments for net gains realized in net income, net of tax of $15	24	—	24

Balance at June 30, 2013	$(1,440)	$273	$(1,167)

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2014
Available-for-sale securities
State and municipal obligations	$4,203	$3	$—	$4,206
Federal agency and corporate obligations	76,735	116	(33)	76,818

Total	$80,938	$119	$(33)	$81,024

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2013
Available-for-sale securities
State and municipal obligations	$6,809	$5	$—	$6,814
Federal agency and corporate obligations	74,179	112	(92)	74,199

Total	$80,988	$117	$(92)	$81,013

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and six months ended June 30, 2014 or 2013.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2014 (in thousands).

	FY 2014	FY2015	FY2016	Thereafter	Total
State and municipal obligations	$2,201	$2,005	$—	$—	$4,206
Federal agency and corporate obligations	6,878	42,026	18,272	9,642	76,818

Total	$9,079	$44,031	$18,272	$9,642	$81,024

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2014
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	15,426	33	—	—

Total	$15,426	$33	$—	$—

	As of December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	30,645	92	—	—

Total	$30,645	$92	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,733	$—	$—	$1,733
State and municipal obligations	—	4,206	—	4,206
Federal agency and corporate obligations	—	76,818	—	76,818

Total	$1,733	$81,024	$—	$82,757

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,897	$—	$—	$6,897
State and municipal obligations	—	6,814	—	6,814
Federal agency and corporate obligations (2)	—	80,449	—	80,449

Total	$6,897	$87,263	$—	$94,160

(1)	Included in cash and cash equivalents.
(2)	$6.2 million are included in cash and cash equivalents at December 31, 2013 as original maturities at the time of purchase were 90 days or less.

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

Note 4 — Non-Marketable Investments

At June 30, 2014 and December 31, 2013, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $4.3 million and $5.7 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.9 million at June 30, 2014 and December 31, 2013, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. The Company recorded a gain (loss) from its non-marketable investments of $0.1 million during the three months ended June 30, 2013 and $0.1 million and $(0.1) million during the six months ended June 30, 2014 and 2013, respectively, which is included in gains (losses) on investments, net in the Consolidated Statements of Income. Gains from investments were insignificant during the three months ended June 30, 2014. During the six months ended June 30, 2014 and 2013, gross distributions of $1.4 million and $0.2 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2014 the Company terminated approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure put in place in late 2013. The Company incurred $0.8 million and $1.0 million of severance and related costs in the three months ended March 31, 2014 and June 30, 2014, respectively. The accrual at June 30, 2014 is expected to be paid by the end of 2014.

During 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline its operations. Approximately $1.6 million of the costs were recognized in the three months ended March 31, 2013 and approximately $0.3 million were recognized in the three months ended June 30, 2013.

The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2014 (in thousands):

Workforce Reduction
Accrual at December 31, 2013	$121
Additions	1,888
Cash payments	(875)

Accrual at June 30, 2014	$1,134

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	18,757	21,256	19,184	21,781
Weighted average common equivalent shares	287	491	295	421

Diluted weighted average common shares outstanding	19,044	21,747	19,479	22,202

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	602	295	582	746

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,734	$31.85
Granted	111	36.80
Exercised	(110)	31.37
Forfeited	(57)	34.57

Outstanding at June 30, 2014	1,678	$32.11	6.69	$9,710

Exercisable at June 30, 2014	943	$29.96	5.20	$7,493

Restricted stock unit activity for the six months ended June 30, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	372	$34.14
Granted	—
Vested or settled	(96)	33.99
Forfeited	(68)	33.41

Unvested at June 30, 2014	208	$34.45

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of services and fulfillment	$798	$743	$1,871	$1,647
Selling and marketing	127	150	465	572
General and administrative	293	(25)	829	509

Total	$1,218	$868	$3,165	$2,728

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.70%	0.08%	0.71%	0.11%
Expected dividend yield	1.8%	1.8%	2.1%	2.1%
Expected life	5.1 Years	0.5 Years	4.9 Years	0.5 Years
Expected volatility	30%	25%	36%	25%
Weighted average fair value	$8.67	$7.81	$9.27	$5.97

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.66%	0.08%	0.72%	0.11%
Expected dividend yield	1.8%	1.8%	2.1%	2.1%
Expected life	5.1 Years	0.5 Years	4.8 Years	0.5 Years
Expected volatility	30%	25%	37%	25%
Weighted average fair value	$8.76	$7.81	$9.05	$5.97

Dividends

In the six months ended June 30, 2014, the Company declared and paid dividends of $6.1 million consisting of a $0.16 per share dividend in each of the first two quarters of 2014. In the six months ended June 30, 2013, the Company declared and paid dividends of $6.4 million consisting of a $0.15 per share dividend in each of the first two quarters of 2013. In July 2014, the Company declared a dividend of $0.16 per share payable on September 17, 2014 to shareholders of record as of September 3, 2014.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $410.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in April 2014. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the six months ended June 30, 2014, the Company repurchased approximately 1.5 million shares of common stock at an aggregate cost of approximately $54.9 million. From the inception of the program through June 30, 2014, Forrester repurchased approximately 13.9 million shares of common stock at an aggregate cost of approximately $384.0 million.

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

Income tax expense for the six months ended June 30, 2014 was $3.0 million resulting in an effective tax rate of 41.3% for the period. Income tax expense for the six months ended June 30, 2013 was $5.2 million resulting in an effective tax rate of 38.6% for the period. The increase in the effective tax rate during the six months ended June 30, 2014 as compared to the prior year was primarily due to the recognition of $0.2 million in the six months ended June 30, 2014 for potential additional tax expense resulting from an on-going U.S state audit.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and gains/losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Products	Research	Project Consulting	Consolidated
Three Months Ended June 30, 2014
Research services revenues	$52,322	$—	$—	$52,322
Advisory services and events revenues	9,994	12,672	7,959	30,625

Total segment revenues	62,316	12,672	7,959	82,947
Segment expenses	11,894	13,399	6,438	31,731

Contribution margin (loss)	50,422	(727)	1,521	51,216
Selling, marketing, administrative and other expenses				(42,561)
Amortization of intangible assets				(536)
Reorganization costs				(1,039)
Other income and gains/losses on investments				122

Income before income taxes				$7,202

	Products	Research	Project Consulting	Consolidated
Three Months Ended June 30, 2013
Research services revenues	$51,312	$—	$—	$51,312
Advisory services and events revenues	9,482	14,812	3,347	27,641

Total segment revenues	60,794	14,812	3,347	78,953
Segment expenses	10,924	14,704	3,624	29,252

Contribution margin (loss)	49,870	108	(277)	49,701
Selling, marketing, administrative and other expenses				(39,045)
Amortization of intangible assets				(554)
Reorganization costs				(314)
Other income and gains/losses on investments				353

Income before income taxes				$10,141

	Products	Research	Project Consulting	Consolidated
Six Months Ended June 30, 2014
Research services revenues	$103,115	$—	$—	$103,115
Advisory services and events revenues	12,851	26,648	13,404	52,903

Total segment revenues	115,966	26,648	13,404	156,018
Segment expenses	20,245	27,374	12,115	59,734

Contribution margin (loss)	95,721	(726)	1,289	96,284
Selling, marketing, administrative and other expenses				(86,221)
Amortization of intangible assets				(1,075)
Reorganization costs				(1,888)
Other income and gains/losses on investments				95

Income before income taxes				$7,195

	Products	Research	Project Consulting	Consolidated
Six Months Ended June 30, 2013
Research services revenues	$101,590	$—	$—	$101,590
Advisory services and events revenues	11,701	29,750	7,273	48,724

Total segment revenues	113,291	29,750	7,273	150,314
Segment expenses	18,494	28,586	6,973	54,053

Contribution margin (loss)	94,797	1,164	300	96,261
Selling, marketing, administrative and other expenses				(80,175)
Amortization of intangible assets				(1,113)
Reorganization costs				(1,905)
Other income and gains/losses on investments				529

Income before income taxes				$13,597

Note 10 — Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Forrester, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU as of January 1, 2014 did not have a material effect on the Company’s balance sheet.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Deferred revenue	$143.9	$136.2	$7.7	6%
Agreement value	$225.5	$211.0	$14.5	7%
Client retention	75%	76%	(1)	(1%)
Dollar retention	87%	89%	(2)	(2%)
Enrichment	97%	95%	2	2%
Number of clients	2,439	2,451	(12)	—

Deferred revenue and agreement value at June 30, 2014 increased approximately 6% and 7%, respectively, compared to the prior year due primarily to increased contract bookings. Enrichment at 97% for the period ending June 30, 2014 is consistent with the past two quarters, however it represents a 2% increase from the prior year. Client retention and dollar retention at June 30, 2014 have been consistent or up slightly compared to the prior two quarters but continue to be lower than the year ago period.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Research services	63.1%	65.0%	66.1%	67.6%
Advisory services and events	36.9	35.0	33.9	32.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.5	39.0	40.4	38.5
Selling and marketing	34.5	33.9	37.5	35.8
General and administrative	11.8	10.7	12.4	11.9
Depreciation	2.8	2.9	3.2	3.1
Amortization of intangible assets	0.6	0.7	0.7	0.7
Reorganization costs	1.3	0.4	1.2	1.3

Income from operations	8.5	12.4	4.6	8.7
Other income, net	0.1	0.3	—	0.4
Gains (losses) on investments, net	0.1	0.1	—	(0.1)

Income before income taxes	8.7	12.8	4.6	9.0
Income tax provision	3.5	5.0	1.9	3.4

Net income	5.2%	7.8%	2.7%	5.6%

Three and Six Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
	(dollars in millions)
Revenues	$82.9	$79.0	$3.9	5%
Revenues from research services	$52.3	$51.3	$1.0	2%
Revenues from advisory services and events	$30.6	$27.6	$3.0	11%
Revenues attributable to customers outside of the U.S.	$20.4	$19.7	$0.7	4%
Percentage of revenue attributable to customers outside of the U.S.	25%	25%	—	—
Number of clients (at end of period)	2,439	2,451	(12)	—
Number of events	5	5	—	—

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
	(dollars in millions)
Revenues	$156.0	$150.3	$5.7	4%
Revenues from research services	$103.1	$101.6	$1.5	2%
Revenues from advisory services and events	$52.9	$48.7	$4.2	9%
Revenues attributable to customers outside of the U.S.	$39.8	$38.9	$0.9	2%
Percentage of revenue attributable to customers outside of the U.S.	26%	26%	—	—
Number of events	7	7	—	—

Total revenues increased 5% and 4% during the three and six months ended June 30, 2014, respectively, compared to the prior year periods due primarily to the growth in revenues from advisory services and events and to a lesser extent growth in research services. Foreign exchange fluctuations had the effect of increasing revenue growth by 1% in each of the three and six month periods ending June 30, 2014 compared to the prior year. Revenues from customers outside of the U.S. increased 4% and 2% during the three and six months ended June 30, 2014 compared to the prior year periods, respectively, which was primarily due to foreign exchange fluctuations. Strong growth in the Asia Pacific region and Canada was partially offset by a revenue decline (on a constant currency basis) in the European region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 2% during the three and six months ended June 30, 2014 compared to the prior year, which is essentially consistent with contract bookings growth during this period. Revenues from our data subscription products declined by approximately $0.8 million and $1.9 million during the three and six months ended June 30, 2014, respectively, the majority of which is due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues.

Revenue from advisory services and events increased 11% and 9% during the three and six months ended June 30, 2014, respectively, compared to the prior year periods. The increase was driven by strong growth in advisory and consulting revenues due primarily to an increase in consulting headcount as we continue to build out a dedicated consulting organization that began in 2013 and strong demand for both advisory and consulting services. Events revenues increased 2% and 6% during the three and six months ended June 30, 2014, respectively, compared to the prior year periods due to higher ticket and sponsorship revenues for the events in 2014 as compared to the prior year.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Cost of services and fulfillment (dollars in millions)	$33.6	$30.8	$2.8	9%
Cost of services and fulfillment as a percentage of total revenues	40.5%	39.0%	1.5	4%
Number of research and fulfillment employees (at end of period)	576	534	42	8%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Cost of services and fulfillment (dollars in millions)	$63.0	$57.8	$5.2	9%
Cost of services and fulfillment as a percentage of total revenues	40.4%	38.5%	1.9	5%

The increase in cost of services and fulfillment expenses during the three and six months ended June 30, 2014 compared to the prior year periods is primarily due to a $2.2 million and $4.4 million increase in compensation and benefit costs, respectively, resulting primarily from an increase in the number of employees (primarily consulting and product specialist employees) and annual merit increases, partially offset by lower incentive bonus expense. We hired additional consulting employees during 2013 and 2014 to build out a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services. In addition, both periods in 2014 include higher costs for the Forrester events and increased costs for travel and entertainment.

Selling and Marketing

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Selling and marketing expenses (dollars in millions)	$28.6	$26.8	$1.8	7%
Selling and marketing expenses as a percentage of total revenues	34.5%	33.9%	0.6	2%
Selling and marketing employees (at end of period)	553	527	26	5%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Selling and marketing expenses (dollars in millions)	$58.5	$53.8	$4.7	9%
Selling and marketing expenses as a percentage of total revenues	37.5%	35.8%	1.7	5%

The increase in selling and marketing expenses during the three and six months ended June 30, 2014 compared to the prior year periods is primarily due to a $1.5 million and $3.7 million increase in compensation and benefit costs, respectively, resulting from an increase in sales employees, annual merit increases and increased commission costs, partially offset by lower incentive bonus expense. In addition, we incurred increased costs during the six months ended June 30, 2014 due to a larger sales kick off meeting in 2014 and costs to terminate a contract with an independent international sales representative.

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

General and Administrative

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
General and administrative expenses (dollars in millions)	$9.8	$8.4	$1.4	17%
General and administrative expenses as a percentage of total revenues	11.8%	10.7%	1.1	10%
General and administrative employees (at end of period)	177	174	3	2%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
General and administrative expenses (dollars in millions)	$19.3	$17.9	$1.4	8%
General and administrative expenses as a percentage of total revenues	12.4%	11.9%	0.5	4%

General and administrative expenses increased $1.4 million during the three and six months ended June 30, 2014 compared to the prior year periods, due primarily to a $0.7 million and $0.5 million increase, respectively, in compensation and benefits costs resulting from increased headcount, annual merit increases and increased payroll taxes, partially offset by lower incentive bonus expense. In addition, stock compensation costs increased in 2014 due to lower employee turnover in 2014 and recruiting costs increased due to increased hiring in 2014 primarily for consulting and sales employees.

Depreciation

Depreciation expense during the three months ended June 30, 2014 was consistent with the prior year, and during the six months ended June 30, 2014 increased by $0.4 million compared to the prior year. The $0.4 million increase during the six months ended June 30, 2014 is primarily due to a $0.4 million adjustment recorded during the three months ended March 31, 2014 to correct an immaterial understatement of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and six months ended June 30, 2014 compared to the prior year.

Reorganization Costs

During the three and six months ended June 30, 2014 we incurred $1.0 million and $1.9 million, respectively, of severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure put in place in late 2013. The accrual at June 30, 2014 is expected to be paid by the end of 2014.

During the three and six months ended June 30, 2013 we incurred $0.3 million and $1.9 million, respectively, of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide to streamline our operations.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income, net during the three and six months ended June 30, 2014 is due to both lower interest income earned in 2014 due to lower investment balances as well as foreign currency losses of $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively, compared to insignificant gains and losses in the prior year periods.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. Activity within the funds was insignificant during the 2014 and 2013 periods.

Provision for Income Taxes

	Three Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Provision for income taxes (dollars in millions)	$2.9	$4.0	$(1.1)	(26%)
Effective tax rate	40.4%	39.0%	1.4	4%

	Six Months Ended June 30,		Absolute Increase (Decrease)	Percentage Increase (Decrease)

	2014	2013
Provision for income taxes (dollars in millions)	$3.0	$5.2	$(2.2)	(43%)
Effective tax rate	41.3%	38.6%	2.7	7%

The increase in the effective tax rate during the six months ended June 30, 2014 as compared to the prior year period is primarily due to $0.2 million recorded in the six months ended June 30, 2014 for potential additional tax expense resulting from an ongoing U.S state audit.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and gains/losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Products	Research	Project Consulting	Consolidated
Three Months Ended June 30, 2014
Research services revenues	$52,322	$—	$—	$52,322
Advisory services and events revenues	9,994	12,672	7,959	30,625

Total segment revenues	62,316	12,672	7,959	82,947
Segment expenses	11,894	13,399	6,438	31,731

Contribution margin (loss)	50,422	(727)	1,521	51,216
Year over year revenue change	3%	(14%)	138%	5%
Year over year expense change	9%	(9%)	78%	8%

	Products	Research	Project Consulting	Consolidated
Three Months Ended June 30, 2013
Research services revenues	$51,312	$—	$—	$51,312
Advisory services and events revenues	9,482	14,812	3,347	27,641

Total segment revenues	60,794	14,812	3,347	78,953
Segment expenses	10,924	14,704	3,624	29,252

Contribution margin (loss)	49,870	108	(277)	49,701

	Products	Research	Project Consulting	Consolidated
Six Months Ended June 30, 2014
Research services revenues	$103,115	$—	$—	$103,115
Advisory services and events revenues	12,851	26,648	13,404	52,903

Total segment revenues	115,966	26,648	13,404	156,018
Segment expenses	20,245	27,374	12,115	59,734

Contribution margin (loss)	95,721	(726)	1,289	96,284
Year over year revenue change	2%	(10%)	84%	4%
Year over year expense change	9%	(4%)	74%	11%

	Products	Research	Project Consulting	Consolidated
Six Months Ended June 30, 2013
Research services revenues	$101,590	$—	$—	$101,590
Advisory services and events revenues	11,701	29,750	7,273	48,724

Total segment revenues	113,291	29,750	7,273	150,314
Segment expenses	18,494	28,586	6,973	54,053

Contribution margin (loss)	94,797	1,164	300	96,261

Product segment revenues increased 3% and 2% during the three and six months ended June 30, 2014, respectively, compared to the prior year periods. Research services revenues increased 2% during the three and six months ended June 30, 2014 compared to the prior year, which is essentially consistent with contract bookings growth during this period. Revenues from our data subscription products declined by approximately $0.8 million and $1.9 million during the three and six months ended June 30, 2014, respectively, the majority of which is due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues. Events revenues were $8.1 million and $9.2 million during the three and six months ended June 30, 2014, respectively, representing an increase of 2% and 6%, respectively, driven by higher ticket and sponsorship revenues for the events in 2014 as compared to the prior year, and data advisory revenues increased approximately $0.4 million and $0.7 million during the three and six months ended June 30, 2014, respectively. Product segment expenses increased 9% during the three and six months ended June 30, 2014 due primarily to a $0.9 million and $1.6 million increase, respectively, in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Research segment revenues decreased 14% and 10% during the three and six months ended June 30, 2014, respectively, compared to the prior year due to the ongoing transition of the performance of project consulting services from research personnel to consulting personnel (included in the Project Consulting segment). Research segment expenses decreased by 9% and 4% during the three and six months ended June 30, 2014, respectively, due primarily to a decrease in compensation and benefit costs during the three months ended June 30, 2014 due to a decrease in the number of employees as the delivery of project consulting transitions to the Project Consulting group.

Project Consulting segment revenues increased 138% and 84% during the three and six months ended June 30, 2014, respectively, compared to the prior year periods due primarily to the ongoing transition of the performance of project consulting services from research personnel (in the Research group) to consulting personnel, and due to strong demand for certain consulting projects and increased headcount to deliver the projects. Project Consulting segment expenses increased 78% and 74% during the three and six months ended June 30, 2014, respectively, due primarily to a $2.3 million and $4.6 million increase, respectively, in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2014, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $35.3 million and $37.2 million during the six months ended June 30, 2014 and 2013, respectively. The $1.9 million decrease in cash provided from operations for the six months ended June 30, 2014 is primarily attributable to a decrease in net income of $4.1 million for the six months ended June 30, 2014 compared to the prior year period.

During the six months ended June 30, 2014, we used $0.1 million of cash from investing activities, consisting primarily of $0.7 million in net purchases of marketable investments and $0.9 million of purchases of property and equipment, which were partially offset by $1.4 million of distributions from our non-marketable investments. Property and equipment purchases during 2014 consisted primarily of software. During the six months ended June 30, 2013, we generated $8.5 million of cash from investing activities, consisting primarily of $9.5 million in net maturities of marketable investments partially offset by $1.3 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $56.8 million of cash from financing activities during the six months ended June 30, 2014 primarily for $54.9 million of purchases of our common stock. In addition, we paid $6.1 million of dividends consisting of a $0.16 per share dividend in each of the first two quarters of 2014 and we received $4.2 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $88.2 million of cash from financing activities during the six months ended June 30, 2013 primarily due to $92.1 million of purchases of our common stock, of which $75.1 million was purchased through our modified Dutch auction self-tender offer and $17.0 million was purchased on the open market subsequent to completion of the self-tender offer. In addition, during the 2013 period we paid $6.4 million of dividends consisting of a $0.15 per share dividend in each of the first two quarters of 2013 and we received $10.5 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In April 2014 our board of directors increased our stock repurchase authorization by $25 million. As of June 30, 2014 our remaining stock repurchase authorization was approximately $26 million. We plan to continue to repurchase our common stock during the remainder of 2014, as market conditions warrant.

As of June 30, 2014, we had cash and cash equivalents of $52.6 million and marketable investments of $81.0 million. These balances include $35.2 million held outside of the U.S. If these funds outside of the U.S. are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for at least the next two years.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has authorized an aggregate $410.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in April 2014, $25.0 million authorized in July 2013, and $50.0 million authorized in February 2013. During the quarter ended June 30, 2014, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
April 1 - April 30	188,305	$35.50
May 1 - May 31	185,253	$36.48
June 1 - June 30	310,005	$38.02	$26,009

	683,563

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6.	EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: August 6, 2014

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