Form 10-Q
period 2014-09-30
FORRESTER RESEARCH, INC.
filed 2014-11-05
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of November 3, 2014 18,205,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$56,932	$74,132
Marketable investments (Note 3)	55,497	81,013
Accounts receivable, net	39,041	77,543
Deferred commissions	9,709	12,939
Prepaid expenses and other current assets	23,207	20,762

Total current assets	184,386	266,389
Property and equipment, net	33,863	39,868
Goodwill	77,793	80,001
Intangible assets, net	4,019	5,777
Other assets	10,828	10,167

Total assets	$310,889	$402,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,035	$1,024
Accrued expenses and other current liabilities	26,516	33,471
Deferred revenue	129,390	152,903

Total current liabilities	156,941	187,398
Non-current liabilities	9,305	10,142

Total liabilities	166,246	197,540

Commitments
Stockholders’ Equity (Note 7):
Preferred stock, $.01 par value
Authorized—500 shares, issued and outstanding—none	—	—
Common stock, $.01 par value
Authorized—125,000 shares
Issued—20,781 and 20,491 as of September 30, 2014 and December 31, 2013, respectively
Outstanding- 18,247 and 19,756 as of September 30, 2014 and December 31, 2013, respectively	208	205
Additional paid-in capital	120,415	109,676
Retained earnings	116,628	118,415
Treasury stock- 2,534 and 735 as of September 30, 2014 and December 31, 2013, respectively, at cost	(92,645)	(26,088)
Accumulated other comprehensive income	37	2,454

Total stockholders’ equity	144,643	204,662

Total liabilities and stockholders’ equity	$310,889	$402,202

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Research services	$50,622	$49,855	$153,737	$151,445
Advisory services and events	24,741	19,960	77,644	68,684

Total revenues	75,363	69,815	231,381	220,129

Operating expenses:
Cost of services and fulfillment	30,105	27,584	93,143	85,397
Selling and marketing	27,677	25,771	86,190	79,617
General and administrative	10,023	9,310	29,365	27,217
Depreciation	2,174	2,292	7,236	6,954
Amortization of intangible assets	530	557	1,605	1,670
Reorganization costs (credits)	(71)	—	1,817	1,905

Total operating expenses	70,438	65,514	219,356	202,760

Income from operations	4,925	4,301	12,025	17,369
Other income (expense), net	232	(71)	247	560
Gains (losses) on investments, net	(105)	18	(25)	(84)

Income before income taxes	5,052	4,248	12,247	17,845
Income tax provision	2,009	1,739	4,981	6,982

Net income	$3,043	$2,509	$7,266	$10,863

Basic income per common share	$0.17	$0.12	$0.38	$0.51

Diluted income per common share	$0.16	$0.12	$0.38	$0.50

Basic weighted average common shares outstanding	18,287	20,117	18,886	21,226

Diluted weighted average common shares outstanding	18,549	20,665	19,169	21,690

Cash dividends declared per common share	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,043	$2,509	$7,266	$10,863

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(2,333)	1,560	(2,394)	221
Net change in market value of investments	(59)	231	(23)	(185)

Other comprehensive income (loss)	(2,392)	1,791	(2,417)	36

Comprehensive income	$651	$4,300	$4,849	$10,899

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,266	$10,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,236	6,954
Amortization of intangible assets	1,605	1,670
Net losses from investments	25	84
Deferred income taxes	(5,406)	(6,461)
Stock-based compensation	5,148	4,588
Amortization of premium on investments	1,048	1,809
Foreign currency losses	234	248
Changes in assets and liabilities
Accounts receivable	37,921	37,570
Deferred commissions	3,230	1,002
Prepaid expenses and other current assets	(255)	3,609
Accounts payable	18	116
Accrued expenses and other liabilities	(7,924)	(4,698)
Deferred revenue	(22,295)	(25,002)

Net cash provided by operating activities	27,851	32,352

Cash flows from investing activities:
Purchases of property and equipment	(1,110)	(2,049)
Purchases of marketable investments	(27,165)	(39,636)
Proceeds from sales and maturities of marketable investments	51,610	85,398
Other investing activity	1,471	134

Net cash provided by investing activities	24,806	43,847

Cash flows from financing activities:
Dividends paid on common stock	(9,053)	(9,425)
Repurchases of common stock	(66,557)	(109,193)
Proceeds from issuance of common stock under employee equity incentive plans	6,781	14,506
Excess tax benefits from stock-based compensation	157	687
Payment of deferred acquisition consideration	—	(900)

Net cash used in financing activities	(68,672)	(104,325)

Effect of exchange rate changes on cash and cash equivalents	(1,185)	16

Net decrease in cash and cash equivalents	(17,200)	(28,110)
Cash and cash equivalents, beginning of period	74,132	98,810

Cash and cash equivalents, end of period	$56,932	$70,700

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, of comprehensive income and of cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results for the year ending December 31, 2014, or any other period.

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

Revision of quarterly financial statements

During the quarter ended December 31, 2013, the Company identified an immaterial prior period error of $0.1 million that had the effect of decreasing income tax expense for the three and nine months ended September 30, 2013. The Company has reflected in the financial information included in this Note the correction of this error in the period in which it originated (in thousands except per share amounts).

Revised Consolidated Statements of Income

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Income tax provision	1,813	(74)	1,739	7,056	(74)	6,982
Net income	$2,435	$74	$2,509	$10,789	$74	$10,863

Basic income per common share	$0.12	$—	$0.12	$0.51	$—	$0.51

Diluted income per common share	$0.12	$—	$0.12	$0.50	$—	$0.50

Revised Consolidated Statements of Comprehensive Income

The consolidated statement of comprehensive income for the three and nine months ended September 30, 2013 is impacted by the same amount as net income for the period.

Revised Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2013
	As
	Previously		As
	Reported	Adjustments	Revised
Cash flows from operating activities:
Net income	$10,789	$74	$10,863
Prepaid expenses and other current assets	3,683	(74)	3,609
Net cash provided by operating activities	32,352	—	32,352

Note 2 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	(2,394)	(2,394)
Unrealized loss on investments before reclassification, net of tax of $6	(18)	—	(18)
Reclassification adjustment for net gains realized in net income, net of tax of $7	(5)	—	(5)

Balance at September 30, 2014	$(7)	$44	$37

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2014	$52	$2,377	$2,429
Foreign currency translation	—	(2,333)	(2,333)
Unrealized loss on investments before reclassification, net of tax of $33	(51)	—	(51)
Reclassification adjustment for net gains realized in net income, net of tax of $5	(8)	—	(8)

Balance at September 30, 2014	$(7)	$44	$37

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(1,024)	$1,612	$588
Foreign currency translation	—	221	221
Unrealized loss on investments before reclassification, net of tax of $98	(202)	—	(202)
Reclassification adjustments for net losses realized in net income, net of tax of $11	17	—	17

Balance at September 30, 2013	$(1,209)	$1,833	$624

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2013	$(1,440)	$273	$(1,167)
Foreign currency translation	—	1,560	1,560
Unrealized gain on investments before reclassification, net of tax of $143	238	—	238
Reclassification adjustments for net gains realized in net income, net of tax of $4	(7)	—	(7)

Balance at September 30, 2013	$(1,209)	$1,833	$624

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
September 30, 2014
Available-for-sale securities
State and municipal obligations	$1,980	$2	$—	$1,982
Federal agency and corporate obligations	53,528	52	(65)	53,515

Total	$55,508	$54	$(65)	$55,497

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2013
Available-for-sale securities
State and municipal obligations	$6,809	$5	$—	$6,814
Federal agency and corporate obligations	74,179	112	(92)	74,199

Total	$80,988	$117	$(92)	$81,013

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s federal agency, state, municipal and corporate obligations were not material in the three and nine months ended September 30, 2014 or 2013.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2014 (in thousands).

	FY 2014	FY 2015	FY 2016	Thereafter	Total
State and municipal obligations	$—	$1,982	$—	$—	$1,982
Federal agency and corporate obligations	3,531	24,219	16,192	9,573	53,515

Total	$3,531	$26,201	$16,192	$9,573	$55,497

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2014
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	16,102	65	—	—

Total	$16,102	$65	$—	$—

	As of December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
State and municipal bonds	$—	$—	$—	$—
Federal agency and corporate obligations	30,645	92	—	—

Total	$30,645	$92	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$931	$—	$—	$931
State and municipal obligations	—	1,982	—	1,982
Federal agency and corporate obligations	—	53,515	—	53,515

Total	$931	$55,497	$—	$56,428

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,897	$—	$—	$6,897
State and municipal obligations	—	6,814	—	6,814
Federal agency and corporate obligations (2)	—	80,449	—	80,449

Total	$6,897	$87,263	$—	$94,160

(1)	Included in cash and cash equivalents.
(2)	$6.2 million are included in cash and cash equivalents at December 31, 2013 as original maturities at the time of purchase were 90 days or less.

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

Note 4 — Non-Marketable Investments

At September 30, 2014 and December 31, 2013, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $4.1 million and $5.7 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.8 million and $0.9 million at September 30, 2014 and December 31, 2013, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three and nine months ended September 30, 2014 and 2013, and are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the nine months ended September 30, 2014 and 2013, gross distributions of $1.5 million and $0.3 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2014 the Company terminated approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure implemented in late 2013. The Company incurred $1.8 million of severance and related costs in the nine months ended September 30, 2014 related to this action. The costs under this plan are expected to be substantially paid by the end of 2014.

During 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide in an effort to streamline its operations.

The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2014 (in thousands):

Workforce Reduction
Accrual at December 31, 2013	$121
Additions	1,817
Cash payments	(1,509)

Accrual at September 30, 2014	$429

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	18,287	20,117	18,886	21,226
Weighted average common equivalent shares	262	548	283	464

Diluted weighted average common shares outstanding	18,549	20,665	19,169	21,690

Equity instruments excluded from diluted weighted average share calculation as effect would have been anti-dilutive	610	608	591	700

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the nine months ended September 30, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,734	$31.85
Granted	532	38.12
Exercised	(182)	29.89
Forfeited	(65)	34.69

Outstanding at September 30, 2014	2,019	$33.59	7.23	$7,452

Exercisable at September 30, 2014	898	$30.29	5.12	$5,977

Restricted stock unit activity for the nine months ended September 30, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	372	$34.14
Granted	235	36.67
Vested or settled	(96)	33.99
Forfeited	(74)	33.55

Unvested at September 30, 2014	437	$35.63

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of services and fulfillment	$1,134	$1,061	$3,005	$2,708
Selling and marketing	302	321	767	893
General and administrative	547	478	1,376	987

Total	$1,983	$1,860	$5,148	$4,588

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.70%	0.06%	1.40%	0.08%
Expected dividend yield	1.8%	1.8%	2.1%	2.1%
Expected life	5.1 Years	0.5 Years	4.9 Years	0.5 Years
Expected volatility	25%	23%	36%	19%
Weighted average fair value	$7.68	$8.00	$9.94	$6.02

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.69%	0.06%	0.81%	0.08%
Expected dividend yield	1.8%	1.8%	2.1%	2.1%
Expected life	5.1 Years	0.5 Years	4.9 Years	0.5 Years
Expected volatility	26%	23%	37%	19%
Weighted average fair value	$7.91	$8.00	$9.15	$6.02

Dividends

In the nine months ended September 30, 2014, the Company declared and paid dividends of $9.1 million consisting of a $0.16 per share dividend in each of the first three quarters of 2014. In the nine months ended September 30, 2013, the Company declared and paid dividends of $9.4 million consisting of a $0.15 per share dividend in each of the first three quarters of 2013. In October 2014 the Company declared a dividend of $0.16 per share payable on December 17, 2014 to shareholders of record as of December 3, 2014.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $410.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in April 2014. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the nine months ended September 30, 2014, the Company repurchased approximately 1.8 million shares of common stock at an aggregate cost of approximately $66.6 million. From the inception of the program through September 30, 2014, Forrester repurchased approximately 14.2 million shares of common stock at an aggregate cost of approximately $395.6 million.

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

Income tax expense for the nine months ended September 30, 2014 was $5.0 million resulting in an effective tax rate of 40.7% for the period. Income tax expense for the nine months ended September 30, 2013 was $7.0 million resulting in an effective tax rate of 39.1% for the period. The increase in the effective tax rate during the nine months ended September 30, 2014 as compared to the prior year was primarily due to the recognition of $0.2 million in the nine months ended September 30, 2014 for potential additional tax expense resulting from an on-going U.S. state audit.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2014
Research services revenues	$50,622	$—	$—	$50,622
Advisory services and events revenues	2,310	10,925	11,506	24,741

Total segment revenues	52,932	10,925	11,506	75,363
Segment expenses	8,298	13,012	7,590	28,900

Contribution margin (loss)	44,634	(2,087)	3,916	46,463
Selling, marketing, administrative and other expenses				(41,079)
Amortization of intangible assets				(530)
Reorganization credits				71
Other income and gains (losses) on investments				127

Income before income taxes				$5,052

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2013
Research services revenues	$49,855	$—	$—	$49,855
Advisory services and events revenues	2,167	12,781	5,012	19,960

Total segment revenues	52,022	12,781	5,012	69,815
Segment expenses	7,408	14,420	4,196	26,024

Contribution margin (loss)	44,614	(1,639)	816	43,791
Selling, marketing, administrative and other expenses				(38,933)
Amortization of intangible assets				(557)
Reorganization costs				—
Other income and gains (losses) on investments				(53)

Income before income taxes				$4,248

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2014
Research services revenues	$153,737	$—	$—	$153,737
Advisory services and events revenues	15,161	37,573	24,910	77,644

Total segment revenues	168,898	37,573	24,910	231,381
Segment expenses	28,543	40,386	19,705	88,634

Contribution margin (loss)	140,355	(2,813)	5,205	142,747
Selling, marketing, administrative and other expenses				(127,300)
Amortization of intangible assets				(1,605)
Reorganization costs				(1,817)
Other income and gains (losses) on investments				222

Income before income taxes				$12,247

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2013
Research services revenues	$151,445	$—	$—	$151,445
Advisory services and events revenues	13,868	42,531	12,285	68,684

Total segment revenues	165,313	42,531	12,285	220,129
Segment expenses	25,902	43,006	11,169	80,077

Contribution margin (loss)	139,411	(475)	1,116	140,052
Selling, marketing, administrative and other expenses				(119,108)
Amortization of intangible assets				(1,670)
Reorganization costs				(1,905)
Other income and gains (losses) on investments				476

Income before income taxes				$17,845

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard addresses the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU as of January 1, 2014 did not have a material effect on the Company’s financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. These statements include, but are not limited to, statements about the adequacy of our liquidity and capital resources, future growth rates, the continued build-out of a dedicated consulting organization, anticipated increases in our sales force, future dividends, and anticipated continued repurchases of our common stock. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Deferred revenue	$129.4	$125.8	$3.6	3%
Agreement value	$226.9	$210.7	$16.2	8%
Client retention	76%	76%	—	—
Dollar retention	89%	89%	—	—
Enrichment	97%	95%	2	2%
Number of clients	2,452	2,482	(30)	(1%)

Deferred revenue and agreement value at September 30, 2014 increased approximately 3% and 8%, respectively, compared to the prior year due primarily to increased contract bookings. Foreign exchange fluctuations had the effect of decreasing deferred revenue growth by 1%. Enrichment at 97% for the period ending September 30, 2014 is consistent with the past three quarters; however it represents a 2% increase from the prior year period. Client retention and dollar retention at September 30, 2014 have been flat or have increased slightly on a sequential basis during the prior four quarters and have now fully recovered to prior year levels.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Research services	67.2%	71.4%	66.4%	68.8%
Advisory services and events	32.8	28.6	33.6	31.2

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.0	39.5	40.2	38.8
Selling and marketing	36.7	36.9	37.3	36.1
General and administrative	13.3	13.3	12.7	12.4
Depreciation	2.9	3.3	3.1	3.1
Amortization of intangible assets	0.7	0.8	0.7	0.8
Reorganization costs (credits)	(0.1)	—	0.8	0.9

Income from operations	6.5	6.2	5.2	7.9
Other income (expense), net	0.3	(0.1)	0.1	0.2
Gains (losses) on investments, net	(0.1)	—	—	—

Income before income taxes	6.7	6.1	5.3	8.1
Income tax provision	2.7	2.5	2.2	3.2

Net income	4.0%	3.6%	3.1%	4.9%

Three and Nine Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$75.4	$69.8	$5.6	8%
Revenues from research services	$50.6	$49.9	$0.7	2%
Revenues from advisory services and events	$24.7	$20.0	$4.7	24%
Revenues attributable to customers outside of the U.S.	$19.5	$18.9	$0.6	3%
Percentage of revenue attributable to customers outside of the U.S.	26%	27%	(1)	(4%)
Number of clients (at end of period)	2,452	2,482	(30)	(1%)
Number of events	4	3	1	33%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$231.4	$220.1	$11.3	5%
Revenues from research services	$153.7	$151.4	$2.3	2%
Revenues from advisory services and events	$77.6	$68.7	$8.9	13%
Revenues attributable to customers outside of the U.S.	$59.3	$57.8	$1.5	3%
Percentage of revenue attributable to customers outside of the U.S.	26%	26%	—	—
Number of events	11	10	1	10%

Total revenues increased 8% and 5% during the three and nine months ended September 30, 2014, respectively, compared to the prior year periods due primarily to the growth in revenues from advisory services and events and to a lesser extent growth in research services. Foreign exchange fluctuations had an insignificant effect on revenue growth in each of the three and nine month periods ending September 30, 2014 compared to the prior year. While revenues from customers outside of the U.S. increased 3% during the three and nine months ended September 30, 2014 compared to the prior year periods, the percentage of revenues attributable to customers outside of the U.S. decreased by one percentage point during the three months ended September 30, 2014 and was unchanged during the nine months ended September 30, 2014, each as compared to the prior year periods. Foreign exchange fluctuations had an insignificant effect on foreign revenue growth during the three months ended September 30, 2014 and an effect of increasing revenue growth by 1% during the nine months ended September 30, 2014 compared to the prior year. We continue to experience stronger growth during 2014 in the U.S. region compared to outside of the U.S. Strong growth in the Asia Pacific region and Canada was partially offset by a revenue decline (on a constant currency basis) in the European region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 2% during the three and nine months ended September 30, 2014 compared to the prior year, which is primarily consistent with the related contract bookings growth during this period. Compared to the corresponding prior year periods, revenues from our data subscription products declined by approximately $0.2 million and $2.0 million during the three and nine months ended September 30, 2014, respectively, the majority of which is due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues.

Revenue from advisory services and events increased 24% and 13% during the three and nine months ended September 30, 2014, respectively, compared to the prior year periods. The increase was driven by strong growth in advisory and consulting revenues due primarily to strong demand for both advisory and consulting services and an increase in consulting headcount as we complete the build out of a dedicated consulting organization that began in 2013. We expect the growth rate in future periods for advisory and consulting revenues to decrease from the growth rate experienced in the three months ended September 30, 2014 as the year-over-year increase in headcount will slow in future periods as we complete the build out of the consulting organization and due to a historically high delivery of advisory and consulting revenue in the three months ended September 30, 2014. Events revenues were insignificant during the three months ended September 30, 2014 and 2013 and increased 7% during the nine months ended September 30, 2014 compared to the prior year due to higher ticket and sponsorship revenues.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$30.1	$27.6	$2.5	9%
Cost of services and fulfillment as a percentage of total revenues	40.0%	39.5%	0.5	1%
Number of research and fulfillment employees (at end of period)	589	554	35	6%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$93.1	$85.4	$7.7	9%
Cost of services and fulfillment as a percentage of total revenues	40.2%	38.8%	1.4	4%

The increase in cost of services and fulfillment expenses during the three and nine months ended September 30, 2014 compared to the prior year periods is primarily due to a $1.8 million and $6.2 million increase in compensation and benefit costs, respectively, resulting primarily from an increase in the number of employees (primarily consulting and product specialist employees) and annual merit increases, partially offset by lower incentive bonus expense. We hired additional consulting employees during 2013 and 2014 to build out a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services. In addition, both periods in 2014 include increased costs for the Forrester events, increased costs for travel and entertainment and increased facility costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$27.7	$25.8	$1.9	7%
Selling and marketing expenses as a percentage of total revenues	36.7%	36.9%	(0.2)	(1%)
Selling and marketing employees (at end of period)	546	533	13	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$86.2	$79.6	$6.6	8%
Selling and marketing expenses as a percentage of total revenues	37.3%	36.1%	1.2	3%

The increase in selling and marketing expenses during the three and nine months ended September 30, 2014 compared to the prior year periods is primarily due to a $1.9 million and $5.7 million increase in compensation and benefit costs, respectively, resulting from an increase in sales employees, annual merit increases and increased commission costs, partially offset by lower incentive bonus expense. During the three months ended September 30, 2014 we also incurred increased facility costs that were offset by lower professional service costs and travel and entertainment costs. In addition to the costs as described for the three months ended September 30, 2014, we also incurred increased costs during the nine months ended September 30, 2014 due to a larger sales kick off meeting in 2014 and costs to terminate a contract with an independent international sales representative.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 7% to 9% in 2014 as compared to 2013. Any resulting increase in contract bookings of our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.0	$9.3	$0.7	8%
General and administrative expenses as a percentage of total revenues	13.3%	13.3%	—	—
General and administrative employees (at end of period)	181	176	5	3%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$29.4	$27.2	$2.2	8%
General and administrative expenses as a percentage of total revenues	12.7%	12.4%	0.3	2%

The increase in general and administrative expenses during the three and nine months ended September 30, 2014 compared to the prior year periods is primarily due to a $0.2 million and $0.7 million increase, respectively, in compensation and benefits costs resulting from increased headcount, annual merit increases and increased payroll taxes, partially offset by lower incentive bonus expense. Other cost increases during 2014 include professional services due to the implementation of cloud-based software services, stock compensation costs due in part to lower employee turnover in 2014 and recruiting costs due to increased hiring in 2014 primarily for consulting and sales employees.

Depreciation

Depreciation expense during the three months ended September 30, 2014 was consistent with the prior year, and during the nine months ended September 30, 2014 increased by $0.3 million compared to the prior year. The $0.3 million increase during the nine months ended September 30, 2014 is due to a $0.4 million adjustment recorded during the three months ended March 31, 2014 to correct an immaterial understatement of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and nine months ended September 30, 2014 compared to the prior year.

Reorganization Costs

During the nine months ended September 30, 2014 we incurred $1.8 million of severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure implemented in late 2013. The costs under this plan are expected to be substantially paid by the end of 2014.

During the nine months ended September 30, 2013 we incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide in an effort to streamline our operations.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The increase in other income, net during the three months ended September 30, 2014 is primarily due to foreign currency gains of approximately $0.1 million during the current year quarter versus foreign currency losses of $0.3 million during the prior year quarter. The decrease in other income, net during the nine months ended September 30, 2014 is primarily due to lower interest income earned in 2014 due to lower investment balances.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. Activity within the funds was insignificant during the 2014 and 2013 periods.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.0	$1.7	$0.3	16%
Effective tax rate	39.8%	40.9%	(1.1)	(3%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.0	$7.0	$(2.0)	(29%)
Effective tax rate	40.7%	39.1%	1.6	4%

The increase in the effective tax rate during the nine months ended September 30, 2014 as compared to the prior year period is primarily due to $0.2 million recorded in the nine months ended September 30, 2014 for potential additional tax expense resulting from an ongoing U.S. state audit.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2014
Research services revenues	$50,622	$—	$—	$50,622
Advisory services and events revenues	2,310	10,925	11,506	24,741

Total segment revenues	52,932	10,925	11,506	75,363
Segment expenses	8,298	13,012	7,590	28,900

Contribution margin (loss)	44,634	(2,087)	3,916	46,463
Year over year revenue change	2%	(15%)	130%	8%
Year over year expense change	12%	(10%)	81%	11%

	Products	Research	Project Consulting	Consolidated
Three Months Ended September 30, 2013
Research services revenues	$49,855	$—	$—	$49,855
Advisory services and events revenues	2,167	12,781	5,012	19,960

Total segment revenues	52,022	12,781	5,012	69,815
Segment expenses	7,408	14,420	4,196	26,024

Contribution margin (loss)	44,614	(1,639)	816	43,791

	Products	Research	Project Consulting	Consolidated
Nine Months Ended September 30, 2014
Research services revenues	$153,737	$—	$—	$153,737
Advisory services and events revenues	15,161	37,573	24,910	77,644

Total segment revenues	168,898	37,573	24,910	231,381
Segment expenses	28,543	40,386	19,705	88,634

Contribution margin (loss)	140,355	(2,813)	5,205	142,747
Year over year revenue change	2%	(12%)	103%	5%
Year over year expense change	10%	(6%)	76%	11%

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2013
Research services revenues	$151,445	$—	$—	$151,445
Advisory services and events revenues	13,868	42,531	12,285	68,684

Total segment revenues	165,313	42,531	12,285	220,129
Segment expenses	25,902	43,006	11,169	80,077

Contribution margin (loss)	139,411	(475)	1,116	140,052

Product segment revenues increased 2% during the three and nine months ended September 30, 2014 compared to the prior year periods. Research services revenues increased 2% during the three and nine months ended September 30, 2014 compared to the prior year, which is essentially consistent with the related contract bookings growth during this period. Revenues from our data subscription products declined by approximately $0.2 million and $2.0 million during the three and nine months ended September 30, 2014, respectively, each as compared to the corresponding prior year period, with the majority of the decline due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues. Events revenues were $0.5 million and $9.7 million during the three and nine months ended September 30, 2014, respectively, representing an increase of 36% and 7%, respectively, driven by higher ticket and sponsorship revenues for the events in 2014 as compared to the prior year. Data advisory revenues were flat during the three months ended September 30, 2014 and increased approximately $0.7 million during the nine months ended September 30, 2014. Product segment expenses increased 12% and 10% during the three and nine months ended September 30, 2014 due primarily to a $0.8 million and $2.4 million increase, respectively, in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Research segment revenues decreased 15% and 12% during the three and nine months ended September 30, 2014, respectively, compared to the prior year due to the ongoing transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 10% and 6% during the three and nine months ended September 30, 2014, respectively, due primarily to a decrease in compensation and benefit costs due to a decrease in the number of employees in the Research segment related to the continued transition in the delivery of project consulting services to the Project Consulting segment.

Project Consulting segment revenues increased 130% and 103% during the three and nine months ended September 30, 2014, respectively, compared to the prior year periods due primarily to the ongoing transition of the performance of project consulting services from research personnel (in the Research segment) to consulting personnel, and due to strong demand for certain consulting projects and increased headcount to deliver the projects. Project Consulting segment expenses increased 81% and 76% during the three and nine months ended September 30, 2014, respectively, due primarily to a $2.8 million and $7.4 million increase, respectively, in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the nine months ended September 30, 2014, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $27.9 million and $32.4 million during the nine months ended September 30, 2014 and 2013, respectively. The $4.5 million decrease in cash provided from operations for the nine months ended September 30, 2014 is primarily attributable to a decrease in net income of $3.6 million for the nine months ended September 30, 2014 compared to the prior year period and an increase in cash taxes paid during the 2014 period primarily due to the timing of estimated tax payments.

During the nine months ended September 30, 2014, we generated $24.8 million of cash from investing activities, consisting primarily of $24.4 million in net sales and maturities of marketable investments and $1.5 million of distributions from our non-marketable investments, which were partially offset by $1.1 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software and leasehold improvements. During the nine months ended September 30, 2013, we generated $43.8 million of cash from investing activities, consisting primarily of $45.8 million in net sales and maturities of marketable investments partially offset by $2.0 million of purchases of property and equipment. Property and equipment purchases during the 2013 period consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $68.7 million of cash from financing activities during the nine months ended September 30, 2014 primarily for $66.6 million of purchases of our common stock. In addition, we paid $9.1 million of dividends consisting of a $0.16 per share dividend in each of the first three quarters of 2014 and we received $6.8 million of proceeds from the exercise of stock options and our employee stock purchase plan during the nine months ended September 30, 2014. We used $104.3 million of cash from financing activities during the nine months ended September 30, 2013 primarily for $109.2 million of purchases of our common stock, of which $75.1 million was purchased through our modified Dutch auction self-tender offer and $34.1 million was purchased on the open market subsequent to completion of the self-tender offer. In addition, during the 2013 period we paid $9.4 million of dividends consisting of a $0.15 per share dividend in each of the first three quarters of 2013 and we received $14.5 million of proceeds from the exercise of stock options and our employee stock purchase plan during the nine months ended September 30, 2013.

In April 2014 our board of directors increased our stock repurchase authorization by $25 million. As of September 30, 2014 our remaining stock repurchase authorization was approximately $14.4 million. We plan to continue to repurchase our common stock during the remainder of 2014, as market conditions warrant.

As of September 30, 2014, we had cash and cash equivalents of $56.9 million and marketable investments of $55.5 million. These balances include $31.2 million held outside of the U.S. If these funds outside of the U.S. are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has authorized an aggregate $410.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in April 2014, $25.0 million authorized in July 2013, and $50.0 million authorized in February 2013. During the quarter ended September 30, 2014, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
July 1 — July 31	257,469	$38.47
August 1 — August 31	10,000	$38.77
September 1 — September 31	35,000	$37.87	$14,391

	302,469

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6.	EXHIBITS

10.1	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.2	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenants (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.3	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.4	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenants (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: November 5, 2014

Exhibit Index

Exhibit No.	Document

10.1	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.2	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenants (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.3	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

10.4	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenants (Amended and Restated 2006 Equity Incentive Plan) (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)