Form 10-K
period 2014-12-31
FORRESTER RESEARCH, INC.
filed 2015-03-11
CIK 1023313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $397,000,000.

As of March 6, 2015, 18,050,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2015 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, future growth rates, anticipated increases in our sales force and headcount, the transitioning of project consulting, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Forrester’s Strategy

In 2014, Forrester refined its role-based strategy by pivoting the focus of its research and advisory products and services to address our clients’ and prospects’ opportunities and challenges in the “age of the customer”. We undertook this change to accelerate growth and increase differentiation. Our products and services are now designed to help large organizations win, serve, and retain increasingly empowered customers.

Information technology is moving from being a tool for managing and lowering operating costs to a tool for generating market opportunities and revenue. Given this shift, today’s technology management professionals have two agendas — a traditional IT agenda of running internal systems and an important, newer business technology agenda that applies technology, systems, and processes to win, serve and retain customers. Driven by the Company’s new strategy, we: 1) help our clients stay current with dynamic customers, 2) advise marketing and strategy executives as they seek to win those customers, and 3) work with technology management executives as they build technologies for customers. Importantly, these three areas of focus are highly interrelated in the large organizations that Forrester serves, creating the opportunity for synergy across our entire line of products and services. In addition, the market that we have chosen to serve is unique, increasing our competitive differentiation.

We organize our products and services to best serve organizations and their leaders in key roles, such as the chief information officer, chief marketing officer and other technology and marketing and strategy professionals. Forrester’s role-centric solutions provide clients with more relevant fact-based insights, allowing them to make better informed and justified decisions faster, to understand and manage the business dynamics most important to win, serve, and retain customers, and to help clients link their knowledge of customers, marketing efforts, and technology into a coherent plan. Simply stated, we work with business and technology leaders to develop customer-obsessed strategies that drive growth.

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

Leveraging our RoleView Research and Data Products.    Our business model, technology platform, research methodologies, and rich longitudinal data allow us to sell existing products and to introduce new products and services without incurring significant incremental costs. We intend to continue to use our business model, technology platform, research methodologies, and data to both increase sales of our existing data and RoleView research products and introduce innovative new products. Our other offerings complement, enhance and supplement our RoleView research and data subscription offerings, and many are designed to address the specific needs and problems of our clients and the professionals in the roles we serve. We also may acquire, through acquisition or license from third parties, new products and services that complement and support our strategy and existing offerings.

Global Research and Product Organizations; Using Targeted, Global Client-Centric Sales Channels.    We reorganized our fulfillment organization at the end of 2013 into a single, global research organization and product organization to better support our client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 we also established a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services. In February 2015 we announced a further refinement of our fulfillment organization to better align personnel to demand for our products and services by reallocating investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand.

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

Growing Our Client Base Worldwide and Increasing Sales to Existing Clients.    We believe that our products and services can be successfully marketed and sold to new client companies worldwide and to new roles and additional units and divisions within our existing client companies. We believe that within our client base of over 2,400 client companies as of December 31, 2014 there is opportunity both to sell additional products and services to current users as well as to deliver our RoleView research and product portfolio to a greater number of professionals. We intend to continue to expand our coverage of global markets as the growing impact of technology on business innovation creates demand for external sources of objective research.

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

RoleViewTM Research

Our primary syndicated research product, RoleView, provides clients with access to our core syndicated research designed to inform their strategic decision-making. Our various RoleView research offerings, including IT RoleView, M&S RoleView, and TI RoleView, each consists of a library of cross-linked documents that interconnect our reports, data, product rankings, best practices, evaluation tools, and research archives. RoleView research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts. Through this access structure, each of our RoleView research offerings addresses the interplay of an individual client’s responsibilities and goals, business demands, and organizational and technology capabilities.

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

Forrester® Leadership Boards

Our Forrester Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients may participate in one or more Forrester Leadership Boards. Memberships are available to the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate RoleView research offering, members of our Forrester Leadership Boards receive access to the following:

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

Data Products & Services

Our Data products and services focus on consumers’ and business users’ attitudes about and behavior toward technology, including ownership, future purchases, and adoption trends. These products incorporate extensive survey research designed and analyzed by our staff. Our data products are designed to provide fact-based customer insights to our clients. Clients can leverage our data products and services or choose to have us conduct data analysis on their behalf. Our data products and services include:

•	Forrester’s Customer Experience (CX) Index. In 2014 we introduced our CX Index as a stand-alone set of products and services. The CX Index, which uses Forrester’s rigorous customer experience methodology, is a framework for assessing and measuring customer experience quality. This unique framework provides useful and actionable information for hundreds of brands, including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience score, along with prioritization and simulations tools and a summary of insights provided by a Forrester analyst. We offer three packages of the Forrester CX Index, including a brand package that focuses exclusively on customer perception of the specific brand, an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors, and an add-on best-in-class package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build a CX Index scorecard and driver analysis.

•

Consumer Technographics® Data & Services.    Consumer Technographics delivers both primary data and quantitative research, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple offerings including: Global Technographics, North American Technographics, European Technographics, Asia Pacific Technographics, and Latin America Technographics. Additionally, clients may have access to a Technographics data advisor to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 60,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. Business Technographics’ clients may also have access to a dedicated data advisor to assist in utilizing appropriate data to achieve desired outcomes.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView research, Technographics and CX Index data to deliver focused insights and recommendations that assist clients in developing and executing technology and business strategy, informing critical decisions and reducing business risk. Our consulting services help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, and business technology transformations. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create marketing collateral, and develop sales tools.

Forrester Events

We host multiple events in various locations in North America, Europe and Asia throughout the year. Events build upon our research and data products and services to bring together executives and other participants serving or interested in the particular professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and hear business leaders discuss business and technology issues of interest or significance to the professional roles in attendance and the impact of technology on the professionals and their businesses.

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. Our Premier group focuses on coordinated account management for selling to our largest clients, and all of our other direct sales resources operate through geographic segments in North America, Europe and Asia Pacific that focus on selling to and servicing customers and prospects within the particular geographies. We also sell our products and services through independent sales representatives in select international locations. We employed 510 sales personnel as of December 31, 2014, an increase of 5% from 485 as of December 31, 2013. We also sell certain of our research products directly online through our website.

For information on our operating segments and our international operations, see Note 10 of the Notes to Consolidated Financial Statements included herein.

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

As of December 31, 2014, our research was delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2014 revenues.

Pricing and Contracts

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and events. We classify revenue from subscriptions to our RoleView Research, Forrester Leadership Boards and Data Products and Services as research services revenue. We classify revenue from Forrester Consulting and Forrester Events as advisory services and events revenue.

Contract pricing for annual memberships for research only is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 7% to $231.7 million at December 31, 2014 from $216.5 million at December 31, 2013.

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

Our Consumer Technographics, Business Technographics and CX Index data products combine our qualitative research methodology with traditional survey research methodologies such as correlation, frequency distribution, cross-tabulation, and multivariate statistics to produce research reports, quantitative survey data, and data briefs. Third-party data vendors are frequently used for data collection and tabulation.

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

We believe that we compete favorably with respect to each of these factors. We believe that our age of the customer focused role-based strategy, including the diversity of roles we support and the ways in which we support them, as well as our research focus on the business technology agenda, emerging technologies and on winning, serving, and retaining customers, are significant competitive advantages. Additionally, we believe that in addition to our age of the customer focused role-based strategy, our research methodology, data products and services, easy-to-read formats, and portfolio of complementary product offerings distinguish us from our competitors.

We compete principally in the market for research and advisory services and their application for client success, with an emphasis on the impact of technology on our clients’ business models and customer markets. Our principal direct competitors include other providers of research and advisory services, such as Gartner, as well as providers of peer networking services and Internet and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies, survey-based general market research firms, marketing agencies, and general business consulting firms. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our research. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2014, we employed a total of 1,351 persons, including 518 research and consulting staff and 510 sales personnel.

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

We operate in a rapidly changing and competitive environment that involves risks and uncertainties, certain of which are beyond our control. These risks and uncertainties could have a material adverse effect on our business and our results of operations and financial condition. These risks and uncertainties include, but are not limited to:

A Decline in Renewals or Demand for Our Membership-Based Research Services.    Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing memberships for our research products and services. Future declines in client retention, dollar retention, and enrichment, or if we are unable to generate demand for and new sales of our membership-based research products and services due to competition or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 27% of our total revenues in 2014 and 26% in 2013. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

Our Business may be Adversely Affected by the Economic Environment.    Our business is in part dependent on technology spending and is impacted by economic conditions. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our research and advisory services, this could have an adverse effect on our results of operations and financial condition.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in approximately 60 countries and approximately 26% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

We have undergone a substantial internal reorganization.    Beginning in 2013, we began to transition the provision of consulting services from our research personnel to consultants in our dedicated consulting organization and have hired additional consulting employees to build out this organization. At the same time, we have hired and continue to increase the number of our quota carrying sales employees. We have incurred material expenses in connection with these actions. If we do not realize anticipated benefits from these actions, our results of operations and financial condition could be adversely effected.

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

Failure to Enforce and Protect our Intellectual Property Rights.    We rely on a combination of copyright, trademark, trade secret, confidentiality and other contractual provisions to protect our intellectual property. Unauthorized third parties may obtain or use our proprietary information despite our efforts to protect it. The laws of certain countries do not protect our intellectual property to the same extent as the laws of the United States and accordingly we may not be able to protect our intellectual property against unauthorized use or distribution, which could adversely affect our business.

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

Taxation Risks.    We operate in numerous jurisdictions around the world. A portion of our income is generated outside of the United States and is taxed at rates significantly less than rates applicable to income generated in the U.S. or in other jurisdictions in which we do business. Our effective tax rate in the future, and accordingly our results of operations and financial position, could be adversely affected by changes in applicable tax law or if more of our income becomes taxable in jurisdictions with higher tax rates.

Concentration of Ownership.    Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 44% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London, Paris, New Delhi, and Singapore. Our San Francisco lease is for approximately 19,000 square feet, with a term that expires June 30, 2016. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021, with the right to terminate in 2017 with prior notice and payment of designated early termination fees and charges. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2013, quarterly dividends of $0.15 per common share were declared and paid in each of the four quarters during the year. During 2014, quarterly dividends of $0.16 per common share were declared and paid in each of the four quarters during the year. In February 2015 our Board of Directors declared an increase in our regular quarterly dividend to $0.17 per share that is payable on March 18, 2015. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 6, 2015 there were approximately 34 stockholders of record of our common stock. On March 6, 2015 the closing price of our common stock was $37.20 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2014 and December 31, 2013:

	2014		2013
	High	Low	High	Low
First Quarter	$39.97	$34.98	$31.76	$24.88
Second Quarter	$39.79	$34.09	$37.41	$33.01
Third Quarter	$39.89	$36.77	$39.77	$32.15
Fourth Quarter	$41.65	$36.75	$41.36	$36.14

Through 2014, our Board of Directors authorized an aggregate $410.0 million to purchase common stock under our stock repurchase program including $25.0 million authorized in April 2014, $25.0 million authorized in July 2013 and $50.0 million authorized in February 2013. As of December 31, 2014 we had repurchased approximately 14.4 million shares of common stock at an aggregate cost of $402.2 million.

During 2013 the Company retired 11.7 million shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $303.0 million.

During the quarter ended December 31, 2014 we repurchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
October 1—October 31	85,132	$38.77
November 1—November 30	35,703	$39.38
December 1—December 31	47,900	$39.70

	168,735		$7,783

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2009 through December 31, 2014 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$207,517	$202,843	$203,091	$191,495	$168,597
Advisory services and events	104,545	94,807	89,940	91,840	82,261

Total revenues	312,062	297,650	293,031	283,335	250,858
Income from operations	18,213	21,833	30,760	36,716	30,882
Other income and gains (losses) on investments, net	176	(1,841)	1,394	231	3,550
Net income	$10,865	$13,024	$26,296	$21,991	$20,832
Basic income per common share	$0.58	$0.62	$1.17	$0.97	$0.93
Diluted income per common share	$0.57	$0.61	$1.15	$0.95	$0.90
Basic weighted average shares outstanding	18,713	20,861	22,500	22,666	22,478
Diluted weighted average shares outstanding	19,007	21,353	22,929	23,164	23,063

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$104,535	$155,145	$242,656	$227,603	$216,034
Working capital	26,298	78,991	155,278	158,370	146,014
Total assets	332,707	402,202	488,015	487,110	450,747
Deferred revenue	144,568	152,903	150,495	148,004	131,357
Total liabilities	191,105	197,540	190,808	196,960	178,406
Cash dividends declared	11,962	12,394	12,588	—	68,414

The following items impact the comparability of our consolidated data:

•

Cash dividends in 2014, 2013 and 2012 represent quarterly dividends of $0.16, $0.15 and $0.14 per common share declared and paid during 2014, 2013 and 2012, respectively. Cash dividends in 2010 represent a special dividend of $3.00 per common share declared and paid in the fourth quarter of 2010.

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

•

Agreement value — the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2014.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2014	2013
Deferred revenue	$144.6	$152.9	$(8.3)	(5%)
Agreement value	$231.7	$216.5	$15.2	7%
Client retention	76%	73%	3	4%
Dollar retention	88%	86%	2	2%
Enrichment	97%	97%	—	—
Number of clients	2,431	2,471	(40)	(2%)

	As of December 31,		Absolute Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
Deferred revenue	$152.9	$150.5	$2.4	2%
Agreement value	$216.5	$220.4	$(3.9)	(2%)
Client retention	73%	77%	(4)	(5%)
Dollar retention	86%	90%	(4)	(4%)
Enrichment	97%	95%	2	2%
Number of clients	2,471	2,462	9	—

Deferred revenue at December 31, 2014 decreased 5% compared to the prior year. When including the amount of future invoicing for contracts at December 31, 2014, the combined amount of deferred revenue and future invoicing decreased 6% compared to the prior year. The decrease in deferred revenue and future invoicing was due to (1) the difference in foreign currency rates in 2014 compared to 2013 that resulted in a 2% decrease, and (2) a shift in the timing of the contract renewal date of approximately $10 million of contracts from December 2014 to January 2015 that resulted in an approximate 4% decrease. Deferred revenue at December 31, 2013 increased 2% compared to the prior year. However when including the amount of future invoicing for contracts at December 31, 2013, the combined amount of deferred revenue and future invoicing was flat compared to the prior year. The change in deferred revenue plus future invoicing for both 2014 and 2013 is reflective of the fact that contract bookings and revenue have grown at essentially the same rates during 2014 and 2013. Agreement value increased 7% at December 31, 2014 compared to the prior year and decreased 2% at December 31, 2013 compared to the prior year. The increase in the growth rate of agreement value in 2014 is due to increased demand for our products combined with an improvement in client and dollar retention rates during 2014. Client retention and dollar retention rates have improved steadily during 2014 compared to 2013 levels. The 2013 rates were at multi-year lows due in part to the negative effects from the challenges associated with the implementation of a sales reorganization in early 2012, high sales employee attrition during 2013 and 2012, a difficult selling environment in Europe and weaker demand for our data subscription products in 2013, in part due to the phasing out of our standalone Tech Marketing Navigator data product.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView research are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period. Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Beginning in February 2013, we discontinued our policy of offering our clients a service guarantee. Service guarantees had provided our clients the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. Furthermore, our revenue recognition determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

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

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). Expected dividend yields are based on expectations of current and future dividends, if any. We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate is materially different from our estimates, or if our estimates of forfeitures are modified in a future period, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $3.8 million at December 31, 2014. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2014, we had $80.1 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2014 utilizing a qualitative assessment and concluded that the fair values of each of our reporting units more likely than not continues to exceed their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

In connection with our new organizational structure, goodwill was allocated to our new reporting units (which are our three business segments) on a relative fair value basis. The Research and Products reporting units were allocated $77.4 million and $2.6 million of goodwill, respectively, as of January 1, 2014 while the Project Consulting reporting unit was allocated zero goodwill. We performed an interim quantitative impairment test and concluded that the fair values of the Research and Products reporting units substantially exceeded their respective carrying values.

Intangible assets with finite lives as of December 31, 2014 consist primarily of acquired customer relationships and were valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2014, 2013 and 2012

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2014	2013	2012
Revenues:
Research services	66.5%	68.1%	69.3%
Advisory services and events	33.5	31.9	30.7

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.4	39.3	38.0
Selling and marketing	37.1	36.0	34.6
General and administrative	12.4	12.9	12.6
Depreciation	3.0	3.1	3.0
Amortization of intangible assets	0.7	0.8	0.8
Reorganization costs	0.6	0.6	0.5

Income from operations	5.8	7.3	10.5
Other income, net	0.2	0.2	0.5
Gains (losses) on investments, net	(0.1)	(0.8)	—

Income before income taxes	5.9	6.7	11.0
Income tax provision	2.4	2.3	2.0

Net income	3.5%	4.4%	9.0%

2014 compared to 2013

Revenues

	2014	2013	Absolute Increase (Decrease)	Percentage Increase (Decrease)
	(dollars in millions)
Revenues	$312.1	$297.7	$14.4	5%
Revenues from research services	$207.5	$202.8	$4.7	2%
Revenues from advisory services and events	$104.5	$94.8	$9.7	10%
Revenues attributable to customers outside of the U.S.	$79.6	$78.7	$0.9	1%
Percentage of revenue attributable to customers outside of the U.S.	26%	26%	—	—
Number of clients (at end of period)	2,431	2,471	(40)	(2%)
Number of events	15	15	—	—

The 5% increase in revenues during 2014 compared to 2013 was driven by a 10% increase in advisory services and events revenues while research services revenues increased 2% during the period. Foreign exchange fluctuations had an insignificant effect on total revenue growth during 2014. While revenues from customers outside of the U.S. increased 1% during 2014 compared to the prior year, the percentage of revenues attributable to customers outside of the U.S. decreased by less than one percentage point during 2014 compared to the prior year. Foreign exchange fluctuations had an effect of decreasing foreign revenue growth in 2014 by approximately 1% compared to the prior year. We continued to experience stronger growth during 2014 in the U.S. region compared to outside of the U.S. Growth in the Asia Pacific region and Canada was partially offset by a revenue decline (on a constant currency basis) in the European region. The general economic conditions in Europe as well as sales leadership challenges have contributed to a difficult selling environment in that region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 2% during 2014 compared to the prior year, which is essentially consistent with the related contract bookings growth during this period. Revenues from our data subscription products declined by approximately $1.2 million in 2014 compared to 2013, the majority of which was due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues.

Revenue from advisory services and events increased 10% during 2014 as compared to the prior year. The increase was driven by strong growth in advisory and consulting revenues due primarily to strong demand for both advisory and consulting services and an increase in consulting headcount as we completed the build out of a dedicated consulting organization that began in 2013. Events revenues were flat during 2014 as compared to 2013.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

	2014	2013	Absolute Increase (Decrease)	Percentage Increase (Decrease)
Cost of services and fulfillment (dollars in millions)	$126.2	$117.1	$9.1	8%
Cost of services and fulfillment as a percentage of total revenues	40.4%	39.3%	1.1	3%
Number of research and fulfillment employees (at end of period)	604	562	42	7%

The increase in cost of services and fulfillment expenses during 2014 compared to the prior year is primarily due to a $7.8 million increase in compensation and benefit costs resulting from an increase in the number of employees (consisting of consulting and product specialist employees) and annual merit increases, partially offset by lower incentive bonus expense. We hired additional consulting employees during 2013 and 2014 to build out a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services. In addition, 2014 includes increased costs for stock compensation and travel and entertainment (primarily for billable expenses for consulting projects).

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$115.8	$107.1	$8.7	8%
Selling and marketing expenses as a percentage of total revenues	37.1%	36.0%	1.1	3%
Selling and marketing employees (at end of period)	563	548	15	3%

The increase in selling and marketing expenses during 2014 compared to the prior year is primarily due to an $8.6 million increase in compensation and benefit costs resulting from an increase in sales employees, annual merit increases and increased commission costs resulting from a higher number of sales employees achieving their sales plan, partially offset by lower incentive bonus expense.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 9% to 11% in 2015 as compared to 2014. Any resulting increase in contract bookings of our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$38.6	$38.3	$0.3	1%
General and administrative expenses as a percentage of total revenues	12.4%	12.9%	(0.5)	(4%)
General and administrative employees (at end of period)	184	178	6	3%

The increase in general and administrative expenses during 2014 compared to the prior year is primarily due to a $0.7 million increase in compensation and benefits costs resulting from increased headcount and annual merit increases, partially offset by lower incentive bonus expense, and higher stock compensation costs of $0.7 million. These increases were partially offset by lower professional services expenses in 2014 due primarily to lower accounting and legal costs.

Depreciation

Depreciation expense during 2014 was essentially consistent with the prior year. There was a decrease in depreciation during 2014 due to certain assets becoming fully depreciated during 2014 and this decrease was offset by an increase in depreciation resulting from a $0.4 million immaterial out-of-period adjustment recorded during 2014 to correct an understatement error of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during 2014 as compared to the prior year.

Reorganization Costs

During 2014 we incurred $1.8 million of severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure implemented in late 2013. The costs under this plan were substantially paid by the end of 2014.

During 2013 we incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of our workforce worldwide in an effort to streamline our operations.

On February 11, 2015, we announced a reduction in our workforce of approximately 50 positions or 4% of our employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall we expect to increase our headcount by 7% at the end of 2015 compared to 2014 levels. We expect to incur pre-tax expenses of $3.5 million to $4.0 million in the first and second quarters of 2015 related principally to cash severance and related benefit costs for terminated employees.

Income from Operations

Income from operations declined $4.0 million during 2014 as compared to the prior year and declined to 5.8% of total revenues in 2014 from 7.3% in the prior year. Although revenues increased by $14.4 million in 2014, this was offset by a $17.0 million increase in compensation and benefit costs during 2014 from additional headcount investments in our consulting, product and sales organizations and annual merit increases. We anticipate income from operations as a percentage of total revenues to remain flat in 2015 as compared to 2014, as the projected rate of expense growth in 2015 is expected to equal the projected rate of revenue growth in 2015.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income, net during 2014 is primarily due to lower interest income earned in 2014 due to lower investment balances, which was partially offset by lower foreign currency losses in 2014 as compared to the prior year.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net include our share of equity method investment gains (losses) from our technology-related investment funds and gains (losses) from the sale of marketable securities. In 2014 we realized an approximate $0.4 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds, and realized approximately $0.1 million of gains from other investments. During 2013 we sold our portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million. In addition, in 2013 we realized an approximate $0.7 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds, and realized approximately $0.1 million of gains from other investments.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.5	$7.0	$0.5	8%
Effective tax rate	40.9%	34.9%	6.0	17%

The increase in the effective tax rate during 2014 as compared to the prior year period is primarily due to the following: the inclusion in 2013 of foreign tax credits that did not recur in 2014; an immaterial out-of-period error recorded in 2014 that increased tax expense by $0.5 million; a lower foreign tax rate benefit in 2014 compared to 2013 due to a smaller portion of our income being earned outside of the U.S. during 2014, and higher state taxes due to an ongoing state audit that increased tax expense by $0.1 million in 2014. These increases were partially offset by a benefit from decreasing our valuation allowance on certain foreign net operating losses due to the utilization of a portion of these losses in 2014.

2013 compared to 2012

Revenues

			Absolute	Percentage
			Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$297.7	$293.0	$4.7	2%
Revenues from research services	$202.8	$203.1	$(0.3)	—
Revenues from advisory services and events	$94.8	$89.9	$4.9	5%
Revenues attributable to customers outside of the U.S.	$78.7	$81.8	$(3.1)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	26%	28%	(2)	(7%)
Number of clients (at end of period)	2,471	2,462	9	—
Number of events	15	15	—	—

The 2% increase in revenues during 2013 compared to 2012 was driven by a 5% increase in advisory services and events revenues while research services revenues were essentially flat during the period. Foreign exchange fluctuations had an insignificant effect on revenue growth during 2013. Revenues from customers outside of the U.S. in 2013 declined by 2% as a percentage of total revenues compared to the prior year period due primarily to a decline in revenues from the European region. The general economic conditions in Europe as well as sales leadership challenges have contributed to a difficult selling environment in that region.

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

Revenues from advisory services and events increased 5% during 2013 as compared to the prior year. The increase during 2013 is due entirely to increased advisory and project consulting revenues, as event revenues were flat in 2013 compared to the prior year. The increase in advisory and project consulting revenues in 2013 as compared to 2012 was generated in the second half of 2013 and was due primarily to both an increase in consulting headcount as we began to build out a dedicated consulting organization in 2013 as well as to increased productivity of our analyst personnel.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$117.1	$111.2	$5.9	5%
Cost of services and fulfillment as a percentage of total revenues	39.3%	38.0%	1.3	3%
Number of research and fulfillment employees (at end of period)	562	528	34	6%

The increase in cost of services and fulfillment expenses during 2013 compared to the prior year is primarily due to a $6.0 million increase in compensation and benefit costs resulting primarily from an increase in the number of employees, an increase in incentive bonus payments and annual merit increases. In addition, 2013 included an increase in facility costs due to new office space in the Asia Pacific region in the second half of 2012 and an increase in service fees for cloud-based information systems. These increases were partially offset by a decrease in professional services fees related to the amount of surveys performed and a decrease in travel and entertainment expenses. We hired additional consulting employees in 2013 in support of our decision to build a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our analysts to spend additional timing on writing research and providing shorter-term advisory services.

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

Amortization of Intangible Assets

Amortization expense remained essentially consistent during 2013 as compared to the prior year.

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

Gains (Losses) on Investments, Net

Gains (losses) on investments, net include our share of equity method investment gains (losses) from our technology-related investment funds and gains (losses) from the sale of marketable securities. In 2013 we sold our portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million. In addition, in 2013 we realized an approximate $0.7 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds, and realized approximately $0.1 million of gains from other investments. During 2012 the valuation of the assets within these funds remained essentially consistent with the 2011 valuations. Gains (losses) from the sale of marketable securities were insignificant in 2012.

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

Segment Results

At the end of 2013 we reorganized our fulfillment organization into a single global research organization and a single global product organization to better support our client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 we also established a dedicated consulting organization to provide research-based project consulting services to our clients, allowing our research personnel to spend additional time on writing research and providing shorter-term advisory services. As of January 1, 2014 we conformed our internal reporting to match the new organizational structure and as such we are reporting segment information for the newly formed Research, Product and Project Consulting organizations. The 2013 and 2012 segment amounts have been reclassified to conform to the current presentation.

The Research segment includes the costs of our research personnel who are responsible for writing the research and performing the webinars and inquiries for our RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of our project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, we began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete by the end of 2014 such that the vast majority of project consulting will be delivered by the project consulting organization in 2015.

The Product segment includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products. In addition, this segment includes the costs of our data, Forrester Leadership Boards and events organizations. Revenue in this segment includes all of our revenue (including RoleView) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

The Project Consulting segment includes the costs of the consultants that deliver our project consulting services. During 2013 we began to hire dedicated consultants to transition the delivery of project consulting services from research personnel (included in the Research segment) to the new Project Consulting segment. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment. Revenue and expenses in 2012 include the activity of a pre-existing dedicated consulting team that performed consulting services that were outside of the scope of the consulting delivered by research personnel.

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

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545

Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009

Contribution margin (loss)	188,810	(4,649)	7,892	192,053
Year over year revenue change	3%	(16%)	100%	5%
Year over year expense change	8%	(9%)	73%	8%

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2013
Research services revenues	$202,843	$—	$—	$202,843
Advisory services and events revenues	19,376	57,865	17,566	94,807

Total segment revenues	222,219	57,865	17,566	297,650
Segment expenses	36,384	58,685	15,700	110,769

Contribution margin (loss)	185,835	(820)	1,866	186,881
Year over year revenue change	1%	2%	16%	2%
Year over year expense change	—	2%	20%	4%

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2012
Research services revenues	$203,091	$—	$—	$203,091
Advisory services and events revenues	17,905	56,928	15,107	89,940

Total segment revenues	220,996	56,928	15,107	293,031
Segment expenses	36,468	57,440	13,109	107,017
Contribution margin (loss)	184,528	(512)	1,998	186,014

Product segment revenues increased 3% during 2014 compared to the prior year. Research services revenues increased 2% during 2014 compared to the prior year, which is essentially consistent with the related contract bookings growth during this period. Revenues from our data subscription products declined by approximately $1.2 million in 2014 compared to 2013, the majority of which was due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in data subscription revenues was offset by growth in our research product revenues. Events revenues were $12.9 million during 2014 which were flat compared to the prior year. Data advisory revenues increased approximately $1.3 million in 2014 compared to the prior year, representing growth of 20%. Product segment expenses increased 8% during 2014 due primarily to a $3.1 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Product segment revenues increased 1% during 2013 compared to the prior year. Research services revenues were flat during 2013 compared to the prior year as contract bookings during those periods were essentially flat. Revenues from our data subscription products declined by approximately $2.4 million in 2013 compared to 2012 due primarily to the phasing out of our standalone Tech Marketing Navigator data product in 2013. The decline in data subscription revenues was partially offset by an increase in research product revenue. Events revenues were $12.9 million during 2013 which were flat compared to the prior year. Data advisory revenues increased approximately $1.5 million in 2013 compared to the prior year, representing growth of 30%. Product segment expenses were flat during 2013 due primarily to a $0.6 million increase in compensation and benefit costs being offset by lower travel and entertainment costs and professional services expenses.

Research segment revenues decreased 16% during 2014 compared to the prior year due to the transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 9% during 2014 due primarily to a decrease in compensation and benefit costs due to a decrease in the number of employees in the Research segment related to the continued transition in the delivery of project consulting services to the Project Consulting segment.

Research segment revenues increased 2% during 2013 compared to the prior year due primarily to an increase in advisory revenue from increased productivity from our analyst personnel. This increase was partially offset by the start of the transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses increased 2% during 2013 due primarily to a $2.2 million increase in compensation and benefit costs which were partially offset by lower travel and entertainment costs and professional services expenses.

Project Consulting segment revenues increased 100% and 16% during 2014 and 2013, respectively, compared to the prior year periods, due primarily to the ongoing transition of the performance of project consulting services from research personnel in our Research segment to consulting personnel, strong demand for certain consulting projects, and increased headcount to deliver the projects. Project Consulting segment expenses increased 73% and 20% during 2014 and 2013, respectively, due primarily to a $10.0 million and $2.1 million increase, respectively, in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 66% of our revenues during 2014, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $28.8 million and $30.7 million during the years ended December 31, 2014 and 2013, respectively. The $1.9 million decrease in cash provided from operations during 2014 is primarily attributable to a $4.8 million increase in cash paid for income taxes during 2014 and a $2.2 million decrease in net income in 2014 compared to 2013. These decreases in cash were partially offset by a $4.2 million increase in cash generated from accounts receivable and deferred revenue in 2014 compared to 2013, due in part to higher contract bookings during 2014.

During 2014 we generated $24.8 million of cash from investing activities, consisting primarily of $24.7 million in net maturities of marketable investments and $1.5 million of distributions from our non-marketable investments, partially offset by $1.5 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software. During 2013 we generated $57.6 million of cash from investing activities, consisting primarily of $60.4 million in net maturities of marketable investments partially offset by $3.1 million of purchases of property and equipment. Property and equipment purchases during 2013 consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $75.9 million of cash from financing activities during 2014 primarily due to $73.2 million of purchases of our common stock. In addition, during 2014 we paid $12.0 million of quarterly dividends consisting of a $0.16 per share dividend each quarter and we received $9.0 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $113.4 million of cash from financing activities during 2013 primarily due to $118.2 million of purchases of our common stock, of which $75.1 million (including expenses) was purchased through our modified Dutch auction self-tender offer (described below) and $43.1 million was purchased on the open market subsequent to completion of the self-tender offer. In addition, during 2013 we paid $12.4 million of quarterly dividends consisting of a $0.15 per share dividend each quarter and we received $17.4 million of proceeds from the exercise of stock options and our employee stock purchase plan.

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

During 2014 our board of directors increased our stock repurchase authorization by $25 million. As of December 31, 2014 our remaining stock repurchase authorization was approximately $7.8 million. In February 2015 our board of directors increased our stock repurchase authorization by an additional $25 million, bringing the total remaining authorization to $28.4 million at the time of the increase. We plan to continue to repurchase our common stock during 2015, as market conditions warrant.

As of December 31, 2014, we had cash and cash equivalents of $49.7 million and marketable investments of $54.9 million. These balances include $33.4 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2014, we had future contractual obligations as follows:

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Operating leases	$98,217	$10,628	$9,503	$9,347	$9,104	$8,843	$50,792
Purchase commitments	4,055	4,055	—	—	—	—	—

	$102,272	$14,683	$9,503	$9,347	$9,104	$8,843	$50,792

As of December 31, 2014 the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $2.1 million and was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date.

Principal amounts by maturity dates in U.S. dollars (dollars in thousands):

	Years Ended December 31,
	2015	2016	2017
Federal agency and corporate obligations	21,076	16,109	17,700
Weighted average interest rates	0.78%	0.71%	1.11%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2014, 2013 and 2012, we incurred foreign currency exchange losses of $0.1 million, $0.4 million and $0.4 million, respectively. Historically, we have not entered into any hedging agreements. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2014 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2015

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$49,650	$74,132
Marketable investments (Note 3)	54,885	81,013
Accounts receivable, net (Note 11)	67,429	77,543
Deferred commissions	13,754	12,939
Prepaid expenses and other current assets	22,277	20,762

Total current assets	207,995	266,389
Property and equipment, net (Note 11)	32,174	39,868
Goodwill (Note 2)	76,683	80,001
Intangible assets, net (Note 2)	3,382	5,777
Other assets	12,473	10,167

Total assets	$332,707	$402,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$912	$1,024
Accrued expenses and other current liabilities (Note 11)	36,217	33,471
Deferred revenue	144,568	152,903

Total current liabilities	181,697	187,398
Non-current liabilities (Note 11)	9,408	10,142

Total liabilities	191,105	197,540

Commitments (Note 6)

Stockholders’ Equity (Note 7):
Preferred stock, $0.01 par value
Authorized — 500 shares, issued and outstanding — none	—	—
Common stock, $0.01 par value
Authorized — 125,000 shares
Issued — 20,856 and 20,491 in 2014 and 2013, respectively
Outstanding 18,153 and 19,756 in 2014 and 2013, respectively	209	205
Additional paid-in capital	124,942	109,676
Retained earnings	117,318	118,415
Treasury stock — 2,703 and 735 in 2014 and 2013, respectively, at cost	(99,254)	(26,088)
Accumulated other comprehensive income (loss)	(1,613)	2,454

Total stockholders’ equity	141,602	204,662

Total liabilities and stockholders’ equity	$332,707	$402,202

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Research services	$207,517	$202,843	$203,091
Advisory services and events	104,545	94,807	89,940

Total revenues	312,062	297,650	293,031

Operating expenses:
Cost of services and fulfillment	126,199	117,061	111,228
Selling and marketing	115,753	107,073	101,390
General and administrative	38,584	38,280	36,866
Depreciation	9,325	9,268	8,921
Amortization of intangible assets	2,171	2,230	2,445
Reorganization costs	1,817	1,905	1,421

Total operating expenses	293,849	275,817	262,271

Income from operations	18,213	21,833	30,760
Other income, net	464	592	1,300
Gains (losses) on investments, net	(288)	(2,433)	94

Income before income taxes	18,389	19,992	32,154
Income tax provision	7,524	6,968	5,858

Net income	$10,865	$13,024	$26,296

Basic income per common share	$0.58	$0.62	$1.17

Diluted income per common share	$0.57	$0.61	$1.15

Basic weighted average common shares outstanding	18,713	20,861	22,500

Diluted weighted average common shares outstanding	19,007	21,353	22,929

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$10,865	$13,024	$26,296

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(3,977)	826	7,419
Net change in market value of investments	(90)	1,040	(3)

Other comprehensive income (loss)	(4,067)	1,866	7,416

Comprehensive income	$6,798	$14,890	$33,712

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	$.01 Par Value			Number of Shares	Cost
					(In thousands)
Balance, December 31, 2011	30,962	$310	$373,591	$104,077	8,215	$(181,000)	$(6,828)	$290,150
Issuance of common stock under stock plans, including tax effects	489	5	10,374	—	—	—	—	10,379
Stock-based compensation expense	—	—	5,397	—	—	—	—	5,397
Purchase of common stock	—	—	—	—	943	(29,843)	—	(29,843)
Dividends paid on common shares	—	—	—	(12,588)	—	—	—	(12,588)
Net income	—	—	—	26,296	—	—	—	26,296
Net change in marketable investments, net of tax	—	—	—	—	—	—	(3)	(3)
Foreign currency translation	—	—	—	—	—	—	7,419	7,419

Balance, December 31, 2012	31,451	315	389,362	117,785	9,158	(210,843)	588	297,207
Issuance of common stock under stock plans, including tax effects	724	7	17,111	—	—	—	—	17,118
Stock-based compensation expense	—	—	6,051	—	—	—	—	6,051
Purchase of common stock	—	—	—	—	3,261	(118,210)	—	(118,210)
Retirement of treasury stock	(11,684)	(117)	(302,848)	—	(11,684)	302,965	—	—
Dividends paid on common shares	—	—	—	(12,394)	—	—	—	(12,394)
Net income	—	—	—	13,024	—	—	—	13,024
Net change in marketable investments, net of tax	—	—	—	—	—	—	1,040	1,040
Foreign currency translation	—	—	—	—	—	—	826	826

Balance, December 31, 2013	20,491	205	109,676	118,415	735	(26,088)	2,454	204,662
Issuance of common stock under stock plans, including tax effects	365	4	7,822	—	—	—	—	7,826
Stock-based compensation expense	—	—	7,444	—	—	—	—	7,444
Purchase of common stock	—	—	—	—	1,968	(73,166)	—	(73,166)
Dividends paid on common shares	—	—	—	(11,962)	—	—	—	(11,962)
Net income	—	—	—	10,865	—	—	—	10,865
Net change in marketable investments, net of tax	—	—	—	—	—	—	(90)	(90)
Foreign currency translation	—	—	—	—	—	—	(3,977)	(3,977)

Balance, December 31, 2014	20,856	$209	$124,942	$117,318	2,703	$(99,254)	$(1,613)	$141,602

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$10,865	$13,024	$26,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,325	9,268	8,921
Amortization of intangible assets	2,171	2,230	2,445
Net (gains) losses from investments	288	2,433	(94)
Deferred income taxes	(7,526)	(4,529)	(10,967)
Stock-based compensation	7,444	6,051	5,397
Amortization of premium on investments	1,273	2,261	2,803
Foreign currency losses	141	385	405
Changes in assets and liabilities
Accounts receivable	9,140	(2,930)	6,959
Deferred commissions	(815)	(3,529)	2,607
Prepaid expenses and other current assets	620	607	6,610
Accounts payable	(82)	222	(490)
Accrued expenses and other liabilities	2,171	3,547	549
Deferred revenue	(6,220)	1,673	1,706

Net cash provided by operating activities	28,795	30,713	53,147

Cash flows from investing activities:
Purchases of property and equipment	(1,503)	(3,127)	(5,103)
Purchases of marketable investments	(35,386)	(44,667)	(91,421)
Proceeds from sales and maturities of marketable investments	60,112	105,086	91,335
Change in restricted cash	—	—	946
Other investing activity	1,542	264	167

Net cash provided by (used in) investing activities	24,765	57,556	(4,076)

Cash flows from financing activities:
Dividends paid on common stock	(11,962)	(12,394)	(12,588)
Repurchases of common stock	(73,166)	(118,210)	(29,843)
Proceeds from issuance of common stock under employee equity incentive plans	8,969	17,387	11,215
Excess tax benefits from stock-based compensation	244	737	345
Payment of deferred acquisition consideration	—	(900)	(864)

Net cash used in financing activities	(75,915)	(113,380)	(31,735)

Effect of exchange rate changes on cash and cash equivalents	(2,127)	433	427

Net increase (decrease) in cash and cash equivalents	(24,482)	(24,678)	17,763
Cash and cash equivalents, beginning of year	74,132	98,810	81,047

Cash and cash equivalents, end of year	$49,650	$74,132	$98,810

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,180	$9,358	$7,102

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, stock-based compensation, non-marketable investments, goodwill and intangible assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Out-of-Period Errors

During 2014 the Company recorded $0.3 million of pre-tax expenses ($0.2 million post tax) for out-of-period corrections, of which $0.4 million related to depreciation and $(0.1) million related to other immaterial amounts that related to prior periods. In addition, during 2014 the Company recorded $0.5 million of additional income tax expense for an out-of-period correction. The Company has concluded that these items are immaterial to all current and prior period financial statements.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes, corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss). The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2014, 2013 and 2012, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2014, 2013 and 2012. In connection with the Company’s new organizational structure, goodwill was allocated to its new reporting units (which are the Company’s three business segments) on a relative fair value basis. The Company performed an interim quantitative impairment test and concluded that there was no indication of impairment.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2014, 2013 and 2012.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. Non-current deferred rent liability at December 31, 2014 and 2013 was $6.5 million and $6.7 million, respectively, and primarily results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive income (loss). Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2014, 2013 and 2012, Forrester recorded $0.1 million, $0.4 million and $0.4 million of foreign exchange losses, respectively, in other income, net.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(1,021)	$(5,807)	$(6,828)
Foreign currency translation	—	7,419	7,419
Unrealized gain on investments before reclassification, net of tax of $7	14	—	14
Reclassification adjustment for net gains realized in net income, net of tax of $12	(17)	—	(17)

Balance at December 31, 2012	(1,024)	1,612	588
Foreign currency translation	—	826	826
Unrealized loss on investments before reclassification, net of tax of $41	(111)	—	(111)
Reclassification adjustment for net losses realized in net income, net of tax of $691	1,151	—	1,151

Balance at December 31, 2013	16	2,438	2,454
Foreign currency translation	—	(3,977)	(3,977)
Unrealized loss on investments before reclassification, net of tax of $47	(84)	—	(84)
Reclassification adjustment for net gains realized in net income, net of tax of $8	(6)	—	(6)

Balance at December 31, 2014	$(74)	$(1,539)	$(1,613)

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Forrester generates revenues from licensing research (including our data subscription products), performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenues are presented net of any sales or value added taxes that are collected from customers and remitted to the government. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the selling prices of its products and services based on an analysis of standalone sales of these products and services during the year. Research services revenues are recognized ratably over the term of the contract. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Reimbursed out-of-pocket expenses are recorded as advisory services revenue. Event revenues are recognized upon completion of the event.

Annual subscriptions to our RoleView research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Forrester leadership boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. For all contracts entered into through January 2013, clients were offered a service guarantee, which gave them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. As of February 1, 2013 the Company discontinued its policy of offering all clients a service guarantee.

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

	Years Ended December 31,
	2014	2013	2012
Cost of services and fulfillment	$4,316	$3,585	$3,085
Selling and marketing	1,132	1,136	894
General and administrative	1,996	1,330	1,418

Total	$7,444	$6,051	$5,397

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2014		2013		2012
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.69%	0.06%	0.85%	0.12%	0.85%	0.14%
Expected dividend yield	1.8%	2.0%	2.1%	1.9%	1.7%	1.7%
Expected life	5.1 Years	0.5 Years	4.9 Years	0.5 Years	4.5 Years	0.5 Years
Expected volatility	26%	24%	36%	22%	40%	31%
Weighted average fair value	$7.91	$7.32	$9.21	$6.02	$9.64	$6.90

Dividend yields are based on the initiation of a regular quarterly dividend program approved by the board of directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate used is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2014 was $15.8 million, with a weighted average remaining recognition period of 2.5 years.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding	18,713	20,861	22,500
Weighted average common equivalent shares	294	492	429

Diluted weighted average common shares outstanding	19,007	21,353	22,929

For the years ended December 31, 2014, 2013 and 2012, options to purchase approximately 0.6 million, 0.7 million and 0.8 million shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been anti-dilutive.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Forrester, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

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

(2) Goodwill and Other Intangible Assets

At the end of 2013 the Company reorganized its fulfillment organization into a single global research organization and a single global product organization to better support its client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 the Company also established a dedicated consulting organization to provide research-based project consulting services to its clients, allowing the Company’s research personnel to spend additional time on writing research and providing shorter-term advisory services. As of January 1, 2014 the Company conformed its internal reporting to match the new organizational structure and as such is reporting segment information for the newly formed Research, Product and Project Consulting organizations. The goodwill previously allocated to the former Business Technology (“BT”), Marketing and Strategy (“M&S”), and Events segments has been reassigned to the Products, Research and Project Consulting segments based on the relative fair values of the new segments.

A summary of the goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands).

	BT	M&S	Events	Total
Balance, December 31, 2012	$43,491	$33,362	$2,101	$78,954
Translation adjustments	577	442	28	1,047

Balance, December 31, 2013	$44,068	$33,804	$2,129	$80,001

	Products	Research	Project Consulting	Total
Balance, January 1, 2014	$2,560	$77,441	$—	$80,001
Translation adjustments	(106)	(3,212)	—	(3,318)

Balance, December 31, 2014	$2,454	$74,229	$—	$76,683

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$32,995	$29,613	$3,382
Research content	4,699	4,699	—
Technology	1,507	1,507	—
Trademarks	73	73	—

Total	$39,274	$35,892	$3,382

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$33,927	$28,552	$5,375
Research content	4,699	4,699	—
Technology	1,507	1,105	402
Trademarks	73	73	—

Total	$40,206	$34,429	$5,777

Amortization expense related to intangible assets was approximately $2.2 million, $2.2 million and $2.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2015	$927
Year ending December 31, 2016	872
Year ending December 31, 2017	822
Year ending December 31, 2018	761

Total	$3,382

(3) Marketable Investments

The following table summarizes the Company’s marketable investments, all of which are classified as available-for-sale (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Federal agency and corporate obligations	$55,005	$13	$(133)	$54,885

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
State and municipal obligations	$6,809	$5	$—	$6,814
Federal agency and corporate obligations	74,179	112	(92)	74,199

Total	$80,988	$117	$(92)	$81,013

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2014.

	FY 2015	FY2016	FY2017	Total
Federal agency and corporate obligations	$21,076	$16,109	$17,700	$54,885

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Federal agency and corporate obligations	$38,175	$133	$—	$—

	As of December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Federal agency and corporate obligations	$30,645	$92	$—	$—

Realized gains or losses on sales of the Company’s federal obligations, state and municipal bonds and corporate bonds were not significant for the years ended December 31, 2014 and 2012. During 2013 the Company sold its entire portfolio of ARS (par value $11.0 million) for a realized loss of $1.9 million that is included in gains (losses) on investments, net in the Consolidated Statements of Income.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,794	$—	$—	$1,794
Federal agency and corporate obligations	—	54,885	—	54,885

Total	$1,794	$54,885	$—	$56,679

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,897	$—	$—	$6,897
State and municipal obligations	—	6,814	—	6,814
Federal agency and corporate obligations (2)	—	80,449	—	80,449

Total	$6,897	$87,263	$—	$94,160

(1)	Included in cash and cash equivalents.
(2)	$6.2 million included in cash and cash equivalents at December 31, 2013 as original maturities at the time of purchase were 90 days or less.

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

At December 31, 2014 and 2013 the Company held no Level 3 assets. Prior to October 30, 2013 the Company held state and municipal bonds with an auction reset feature (auction rate securities or “ARS”). In February 2008, auctions began to fail for these securities and continued to fail throughout 2013. On October 30, 2013 the Company sold its entire portfolio of ARS for net proceeds of $9.1 million and realized a loss on the sale of $1.9 million. Level 3 assets at December 31, 2012 consisted entirely of ARS. While the Company received interest income on its ARS investments at each interest reset date (which occurred at either 7 or 35 day intervals for each security), these investments traded infrequently and therefore did not have a readily determinable market value. Interest rates on the securities ranged from 0.1% to 0.4% and 0.1% to 0.5% during 2013 and 2012, respectively. The Company valued the ARS using a discounted cash flow model that included unobservable inputs including estimates of interest rates, discount rates and expected holding periods of the securities, which is considered a Level 3 valuation.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the year ended December 31, 2013 (in thousands):

ARS
Balance at December 31, 2012	$8,970
Sales	(9,108)
Gains included in other comprehensive income	138
Losses transferred out of other comprehensive loss	1,892
Losses included in earnings	(1,892)

Balance at December 31, 2013	$—

(4) Non-Marketable Investments

At December 31, 2014 and 2013, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $3.8 million and $5.7 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of the Company’s investments, with a book value of $0.7 million and $0.9 million at December 31, 2014 and 2013, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the years ended December 31, 2014, 2013 and 2012, the Company recorded gains (losses) from its non-marketable investments of $(0.3) million, $(0.6) million and $0.1 million, respectively, which are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the years ended December 31, 2014, 2013 and 2012, gross distributions of $1.5 million, $0.4 million and $0.5 million, respectively, were received from the funds.

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

(5) Income Taxes

Income before income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Domestic	$12,939	$13,557	$24,124
Foreign	5,450	6,435	8,030

Total	$18,389	$19,992	$32,154

The components of the income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$11,644	$8,286	$12,420
State	2,239	1,624	3,069
Foreign	1,167	1,587	1,336

Total current	15,050	11,497	16,825

Deferred:
Federal	(6,470)	(3,935)	(4,449)
State	(1,095)	(562)	(736)
Foreign	39	(32)	(5,782)

Total deferred	(7,526)	(4,529)	(10,967)

Income tax provision	$7,524	$6,968	$5,858

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to Forrester’s effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	4.2	3.4	4.9
Foreign tax rate differential	(3.2)	(4.9)	(2.7)
Stock option compensation deduction	2.6	2.0	0.7
Non-deductible expenses	1.1	2.4	0.6
Change in valuation allowance	(1.0)	0.5	(0.8)
Foreign tax credits	—	(3.7)	(0.9)
Benefit upon audit settlement	—	—	(21.1)
Out-of-period adjustment	2.5	—	—
Other, net	(0.3)	0.2	2.5

Effective tax rate	40.9%	34.9%	18.2%

The components of deferred income taxes as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Non-deductible reserves and accruals	$10,164	$7,239
Stock compensation	5,086	4,539
Other assets	838	—
Net operating loss and other carryforwards	9,070	10,830

Gross deferred tax asset	25,158	22,608
Less—valuation allowance	(1,565)	(2,200)

Sub-total	23,593	20,408
Depreciation and amortization	(799)	(2,945)
Goodwill amortization	(5,224)	(5,401)
Other liabilities	—	(2,134)
Deferred commissions	(5,399)	(5,080)

Net deferred tax asset	$12,171	$4,848

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current net deferred tax assets and long-term net deferred tax assets were $4.6 and $7.9 million as of December 31, 2014 and $2.2 and $3.7 million as of December 31, 2013, and are included in prepaid and other current assets and other assets, respectively, in the Consolidated Balance Sheets. Current net deferred tax liabilities and long-term net deferred tax liabilities were $0.2 million and $0.1 million as of December 31, 2014 and $0.2 and $0.9 million as of December 31, 2013, and are included in accrued expenses and other current liabilities and non-current liabilities, respectively, in the Consolidated Balance Sheets.

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

As of December 31, 2014 and 2013, the Company maintained a valuation allowance of approximately $1.6 million and $2.2 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and U.S. capital losses.

As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $5.4 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire on various dates from 2019 through 2028.

The Company also has foreign net operating loss carryforwards of approximately $23.5 million, which can be carried forward indefinitely. Approximately $5.0 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom. In 2012 the Company settled a tax audit at its German subsidiary resulting in the recognition of $5.9 million in deferred tax assets relating to net operating losses and intangible assets at this subsidiary.

As of December 31, 2014, the Company had U.S. federal and state capital loss carryforwards of $1.2 million, of which $0.8 million expires in 2016 and $0.4 million expires in 2018.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Deferred tax valuation allowance at January 1	$2,200	$2,086	$3,077
Additions	17	801	11
Deductions	(574)	(712)	(1,066)
Translation adjustments	(78)	25	64

Deferred tax valuation allowance at December 31	$1,565	$2,200	$2,086

During the years ended December 31, 2013 and 2012, the Company recognized approximately $0.4 million and $(0.3) million, respectively, of net tax benefits (deficiencies) from tax deductions in excess of (or less than) book deductions resulting from employee stock option exercises. Net tax benefits were insignificant for the year ended December 31, 2014. The net tax benefits (deficiencies) were recorded as an increase (decrease) to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $15.6 million as of December 31, 2014. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Unrecognized tax benefits at January 1	$2,012	$1,844	$1,269
Additions for tax positions of prior years	6	414	112
Reductions for tax positions of prior years	—	(256)	(37)
Additions for tax positions of current year	121	19	1,444
Settlements	—	—	(582)
Lapse of statute of limitations	—	—	(360)
Translation adjustments	(3)	(9)	(2)

Unrecognized tax benefits at December 31	$2,136	$2,012	$1,844

As of December 31, 2014, the total amount of unrecognized tax benefits totaled approximately $2.1 million, all of which if recognized, would decrease our effective tax rate in a future period. It is not expected that a significant amount of unrecognized tax benefits would be recognized within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, the Company had $0.2 million and $0.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2009, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. During 2014 the Internal Revenue Service completed the audit of the Company’s 2011 consolidated Federal income tax return and there were no material adjustments.

(6) Commitments

As of December 31, 2014, Forrester had future contractual obligations as follows for operating leases (in thousands):

2015	$10,628
2016	9,503
2017	9,347
2018	9,104
2019	8,843
Thereafter	50,792

Total minimum lease payments	$98,217

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Aggregate rent expense was $15.9 million, $15.3 million and $14.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(7) Stockholders’ Equity

Preferred Stock

Forrester has authorized 500,000 shares of $0.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

Treasury Stock

Through 2014, Forrester’s Board of Directors has authorized an aggregate $410.0 million to purchase common stock under its stock repurchase program including $25.0 million authorized in April 2014. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2014 the Company had repurchased approximately 14.4 million shares of common stock at an aggregate cost of $402.2 million.

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

Dividends

During the years ended December 31, 2014, 2013 and 2012, the Company declared and paid four quarterly dividends of $0.16, $0.15 and $0.14 per share each quarter, respectively, amounting to $0.64 or $12.0 million, $0.60 or $12.4 million and $0.56 per share or $12.6 million per year, respectively.

Equity Plans

Forrester maintains the following four equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors, as amended (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors’ Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors’ Plan could be granted or issued. In addition, upon approval of an amendment to the 2006 Plan by stockholders in 2012, no future awards under the 2006 Directors’ Plan could be granted or issued.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan, 80,000 shares returned from the 2006 Directors’ Plan and up to 2,500,000 shares returned from the 1996 Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options generally vest annually over four years and expire after 10 years and RSUs generally vest over three to four years, in each case sometimes subject to performance conditions in addition to the passage of time. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2014, approximately 1.3 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2014, approximately 24,000 options remain outstanding and are fully vested under the 1996 Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. Prior to the 2012 annual stockholders meeting, each non-employee director who became a director between annual meetings of stockholders was entitled to receive an option to purchase 6,000 shares of common stock and, following each annual meeting of stockholders, each non-employee director was entitled to receive an option to purchase a specified number of shares of common stock, in all cases at an exercise price equal to the fair market value on the date of grant. Prior to 2011, the annual grant was an option for 12,500 shares of common stock and, in 2011, an option for 12,000 shares of common stock. These options vest in four equal annual installments, with the first installment vested on the date of grant in the case a new director award or upon the anniversary of the applicable annual meeting of stockholders. As of December 31, 2014, approximately 0.2 million options remain outstanding and are fully vested under the 2006 Directors’ Plan.

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2014, approximately 13,000 options remain outstanding and are fully vested under the 1996 Directors’ Plan.

Stock Options

Stock option activity for the year ended December 31, 2014 is presented below (in thousands, except per share data and contractual term):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,734	$31.85
Granted	550	38.20
Exercised	(255)	29.67
Forfeited	(75)	34.82

Outstanding at December 31, 2014	1,954	$33.81	7.11	$10,870

Exercisable at December 31, 2014	852	$30.46	5.03	$7,582

Vested and expected to vest at December 31, 2014	1,837	$33.61	6.99	$10,587

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $2.3 million, $6.1 million and $3.5 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2014, 2013 and 2012 was $36.67, $34.58 and $33.88, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $3.5 million, $2.4 million and $1.6 million during 2014, 2013 and 2012, respectively.

RSU activity for the year ended December 31, 2014 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	372	$34.14
Granted	235	36.67
Vested	(96)	33.99
Forfeited	(78)	33.61

Unvested at December 31, 2014	433	$35.64

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 0.7 million shares of common stock and as of December 31, 2014 approximately 0.3 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one-year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2014	23	$27.83
August 31, 2014	21	$30.55
February 28, 2013	26	$23.34
August 31, 2013	27	$23.42

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $4.0 million, $3.6 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(9) Reorganization

During 2014 the Company terminated approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure implemented in late 2013. The Company incurred $1.8 million of severance and related costs for this action.

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

The activity related to the reorganization accrual during the years ended December 31, 2014 and 2013 is as follows (in thousands):

Workforce
Reduction
Accrual at December 31, 2012	$14
Additions	1,905
Cash payments	(1,798)

Accrual at December 31, 2013	121
Additions	1,817
Cash payments	(1,820)

Accrual at December 31, 2014	$118

(10) Operating Segment and Enterprise Wide Reporting

At the end of 2013 the Company reorganized its fulfillment organization into a single global research organization and a single global product organization to better support its client base by facilitating better research collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation. During 2013 the Company also established a dedicated consulting organization to provide research-based project consulting services to its clients, allowing the Company’s research personnel to spend additional time on writing research and providing shorter-term advisory services. As of January 1, 2014 the Company conformed its internal reporting to match the new organizational structure and as such is reporting segment information for the newly formed Research, Product and Project Consulting organizations. The 2013 and 2012 segment amounts have been reclassified to conform to the current presentation.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Research segment includes the costs of the Company’s research personnel who are responsible for writing the research and performing the webinars and inquiries for the Company’s RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of the Company’s project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, the Company began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete at the end of 2014 such that the vast majority of project consulting will be delivered by the project consulting organization in 2015.

The Product segment includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products. In addition, this segment includes the costs of the Company’s data, Forrester Leadership Boards and events organizations. Revenue in this segment includes all revenue for the Company (including RoleView) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

The Project Consulting segment includes the costs of the consultants that deliver the Company’s project consulting services. During 2013 the Company began to hire dedicated consultants to transition the delivery of project consulting services from research personnel (included in the Research segment) to the new Project Consulting segment. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment. Revenue and expenses in 2012 include the activity of a pre-existing dedicated consulting team that performed consulting services that were outside of the scope of the consulting delivered by research personnel.

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

The following tables present information about reportable segments (in thousands):

	Products	Research	Project Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545

Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009

Contribution margin (loss)	188,810	(4,649)	7,892	192,053
Selling, marketing, administrative and other expenses				(169,852)
Amortization of intangible assets				(2,171)
Reorganization costs				(1,817)
Other income and gains (losses) on investments				176

Income before income taxes				$18,389

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Products	Research	Project Consulting	Consolidated
Year Ended December 31, 2013
Research services revenues	$202,843	$—	$—	$202,843
Advisory services and events revenues	19,376	57,865	17,566	94,807

Total segment revenues	222,219	57,865	17,566	297,650
Segment expenses	36,384	58,685	15,700	110,769

Contribution margin (loss)	185,835	(820)	1,866	186,881
Selling, marketing, administrative and other expenses				(160,913)
Amortization of intangible assets				(2,230)
Reorganization costs				(1,905)
Other income and gains (losses) on investments				(1,841)

Income before income taxes				$19,992

	Products	Research	Project Consulting	Consolidated
Year Ended December 31, 2012
Research services revenues	$203,091	$—	$—	$203,091
Advisory services and events revenues	17,905	56,928	15,107	89,940

Total segment revenues	220,996	56,928	15,107	293,031
Segment expenses	36,468	57,440	13,109	107,017

Contribution margin (loss)	184,528	(512)	1,998	186,014
Selling, marketing, administrative and other expenses				(151,388)
Amortization of intangible assets				(2,445)
Reorganization costs				(1,421)
Other income and gains (losses) on investments				1,394

Income before income taxes				$32,154

Net long-lived tangible assets by location as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
United States	$28,558	$35,167
United Kingdom	1,625	2,212
Europe (excluding United Kingdom)	329	174
Other	1,662	2,315

	$32,174	$39,868

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
United States	$232,440	$218,900	$211,211
Europe (excluding United Kingdom)	30,257	30,956	33,146
United Kingdom	16,804	16,293	16,555
Canada	17,089	16,995	16,742
Other	15,472	14,506	15,377

	$312,062	$297,650	$293,031

	2014	2013	2012
United States	74%	74%	72%
Europe (excluding United Kingdom)	10%	10%	11%
United Kingdom	5%	5%	6%
Canada	6%	6%	6%
Other	5%	5%	5%

	100%	100%	100%

(11)    Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2014 and 2013 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2014	2013
Computers and equipment	$17,785	$18,446
Computer software	22,399	22,315
Furniture and fixtures	8,627	8,902
Leasehold improvements	25,815	26,029

Total property and equipment	74,626	75,692
Less accumulated depreciation	42,452	35,824

	$32,174	$39,868

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Payroll and related benefits	$24,038	$20,635
Taxes	2,050	2,692
Other	10,129	10,144

	$36,217	$33,471

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-current Liabilities

Non-current liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Deferred tax liability	$97	$852
Deferred rent	6,501	6,678
Other	2,810	2,612

	$9,408	$10,142

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$254	$404	$326
Provision for doubtful accounts	320	189	708
Write-offs	(386)	(339)	(630)

Balance, end of year	$188	$254	$404

(12)    Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$73,071	$82,947	$75,363	$80,681
Income from operations	$20	$7,080	$4,925	$6,188
Net income (loss)	$(66)	$4,289	$3,043	$3,599
Basic income per common share	$—	$0.23	$0.17	$0.20
Diluted income per common share	$—	$0.23	$0.16	$0.19

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$71,361	$78,953	$69,815	$77,521
Income from operations	$3,280	$9,788	$4,301	$4,464
Net income	$2,169	$6,185	$2,509	$2,161
Basic income per common share	$0.10	$0.29	$0.12	$0.11
Diluted income per common share	$0.10	$0.28	$0.12	$0.11

The Company recognized a $1.9 million loss for the sale of its entire portfolio of auction rate securities during the three months ended December 31, 2013.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)    Subsequent Event

On February 11, 2015, the Company announced a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by 7% at the end of 2015 compared to 2014 levels. The Company expects to incur pre-tax expenses of $3.5 million to $4.0 million in the first and second quarters of 2015 related principally to cash severance and related benefit costs for terminated employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management believes that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 2, 2015.

Name	Age	Position
George F. Colony	61	Chairman of the Board, Chief Executive Officer
Clifford Condon	51	Chief Research Officer
Michael A. Doyle	59	Chief Financial Officer and Treasurer
Gail S. Mann, Esq.	63	Chief Legal Officer and Secretary
Victor Milligan	51	Chief Marketing Officer
Michael Morhardt	51	Chief Sales Officer
Steven Peltzman	46	Chief Business Technology Officer
Lucia Luce Quinn	61	Chief People Officer
Dennis van Lingen	50	Chief Product Officer; Chief EMEA (Europe, Middle East, and Africa) Officer

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

Victor Milligan began serving as the Company’s Chief Marketing Officer in December 2014. From May 2011 until joining the Company he was Chief Marketing Officer for Nexage, LLC, a provider of supply-side mobile advertising solutions. From 2008-2011, Mr. Milligan was Chief Strategy and Marketing Officer for Lavastorm Analytics, and prior to that a senior managing partner and vertical industry leader at Gartner, Inc.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2015 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2014, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,387,281	(1)	$33.81	1,534,472	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	2,387,281		$33.81	1,534,472

(1)	Includes 433,207 restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)	Includes, as of December 31, 2014, 1,261,713 shares available for issuance under our Amended and Restated 2006 Equity Incentive Plan and 272,759 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our Amended and Restated 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2015 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2015 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 31.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 36 hereof.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.

3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.

3.3(14)	Amended and Restated By-Laws of Forrester Research, Inc.

4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.

10.1+(16)	Registration Rights and Non-Competition Agreement

10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended

10.3+(24)	Amended and Restated Employee Stock Purchase Plan

10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors

10.5+(25)	Amended and Restated 2006 Equity Incentive Plan

10.6+(19)	Stock Option Plan for Directors, as amended

10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)

10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)

10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)

10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)

10.13+(17)	Form of Performance-Based Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)

10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)

10.15+(14)	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2006 Equity Incentive Plan)

10.16+(13)	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan)

10.17+(27)	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.18+(27)	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.19+(27)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.20+(27)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.21+(18)	Amended and Restated Executive Cash Incentive Plan

10.22+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.23+(26)	Amended and Restated Employment Agreement between Forrester Research B.V. and Dennis van Lingen effective as of October 1, 2013

Exhibit No.	Description

10.24+(28)	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013

10.25+(28)	Employment Offer Letter from the Company to Michael Morhardt dated October 5, 2012

10.26+(29)	Forrester Research, Inc. Executive Severance Plan

10.27+(22)	Employee Retention Plan

10.28+(23)	Amendment to Employee Retention Plan

10.29+(7)	Amendment No. 2 to Employee Retention Plan

10.30(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.31(21)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.32(20)	Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.33(24)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.34(26)	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.35(26)	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.36(26)	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.37(26)	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Denotes management contract or compensation arrangements.

(1)	Filed herewith.

(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated herein by reference.

(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated herein by reference.

(4)	Intentionally omitted.

(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.

(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.

(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 000-21433) and incorporated herein by reference.

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.

(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.

(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.

(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.

(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-21433) and incorporated herein by reference.

(14)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21433) and incorporated herein by reference.

(15)	Intentionally omitted.

(16)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.

(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on March 22, 2013 (File No. 000-21433) and incorporated herein by reference.

(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.

(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.

(21)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.

(22)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-21433) and incorporated herein by reference.

(23)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-21433) and incorporated herein by reference.

(24)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.

(25)	Filed as an Exhibit to Forrester’s Proxy Statement on Schedule 14A filed March 26, 2012 (File No. 000-21433) and incorporated herein by reference.

(26)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-21433) and incorporated herein by reference.

(27)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-21433) and incorporated herein by reference.

(28)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-21433) and incorporated herein by reference.

(29)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on May 5, 2014 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 11, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2015

/S/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 11, 2015

/S/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2015

/S/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 11, 2015

/S/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 11, 2015

/S/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 11, 2015

/S/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 11, 2015

/S/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 11, 2015