Form 10-Q
period 2015-03-31
FORRESTER RESEARCH, INC.
filed 2015-05-07
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of May 4, 2015 18,028,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$50,168	$49,650
Marketable investments (Note 3)	60,832	54,885
Accounts receivable, net	50,000	67,429
Deferred commissions	12,969	13,754
Prepaid expenses and other current assets	27,495	22,277

Total current assets	201,464	207,995
Property and equipment, net	30,571	32,174
Goodwill	74,037	76,683
Intangible assets, net	2,995	3,382
Other assets	11,993	12,473

Total assets	$321,060	$332,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$857	$912
Accrued expenses and other current liabilities	27,174	36,217
Deferred revenue	150,417	144,568

Total current liabilities	178,448	181,697
Non-current liabilities	9,391	9,408

Total liabilities	187,839	191,105

Commitments

Stockholders’ Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 20,901 and 20,856 as of March 31, 2015 and December 31, 2014, respectively
Outstanding 18,047 and 18,153 as of March 31, 2015 and December 31, 2014, respectively	209	209
Additional paid-in capital	128,479	124,942
Retained earnings	114,025	117,318
Treasury stock - 2,854 and 2,703 as of March 31, 2015 and December 31, 2014, respectively, at cost	(104,977)	(99,254)
Accumulated other comprehensive loss	(4,515)	(1,613)

Total stockholders’ equity	133,221	141,602

Total liabilities and stockholders’ equity	$321,060	$332,707

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Research services	$51,858	$50,793
Advisory services and events	23,329	22,278

Total revenues	75,187	73,071

Operating expenses:
Cost of services and fulfillment	30,761	29,480
Selling and marketing	29,631	29,883
General and administrative	9,758	9,527
Depreciation	2,107	2,773
Amortization of intangible assets	221	539
Reorganization costs	3,424	849

Total operating expenses	75,902	73,051

Income (loss) from operations	(715)	20

Other income (expense), net	282	(64)
Gains (losses) on investments, net	(19)	37

Loss before income taxes	(452)	(7)

Income tax provision (benefit)	(228)	59

Net loss	$(224)	$(66)

Basic loss per common share	$(0.01)	$—

Diluted loss per common share	$(0.01)	$—

Basic weighted average common shares outstanding	18,058	19,613

Diluted weighted average common shares outstanding	18,058	19,613

Cash dividends declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(224)	$(66)

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(3,000)	45
Net change in market value of investments	98	11

Other comprehensive income (loss)	(2,902)	56

Comprehensive loss	$(3,126)	$(10)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(224)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,107	2,773
Amortization of intangible assets	221	539
Net (gains) losses from investments	19	(37)
Deferred income taxes	109	(132)
Stock-based compensation	2,186	1,947
Amortization of premium on investments	187	391
Foreign currency (gains) losses	(166)	245
Changes in assets and liabilities
Accounts receivable	16,802	28,310
Deferred commissions	785	(72)
Prepaid expenses and other current assets	(5,449)	(2,934)
Accounts payable	(13)	137
Accrued expenses and other liabilities	(7,984)	(4,871)
Deferred revenue	7,702	6,774

Net cash provided by operating activities	16,282	33,004

Cash flows from investing activities:
Purchases of property and equipment	(948)	(680)
Purchases of marketable investments	(14,552)	(20,046)
Proceeds from sales and maturities of marketable investments	8,578	23,934
Other investing activity	204	1,391

Net cash provided by (used in) investing activities	(6,718)	4,599

Cash flows from financing activities:
Dividends paid on common stock	(3,069)	(3,135)
Repurchases of common stock	(5,723)	(29,712)
Proceeds from issuance of common stock under employee equity incentive plans	1,349	1,556
Excess tax benefits from stock-based compensation	20	22

Net cash used in financing activities	(7,423)	(31,269)

Effect of exchange rate changes on cash and cash equivalents	(1,623)	35

Net increase in cash and cash equivalents	518	6,369
Cash and cash equivalents, beginning of period	49,650	74,132

Cash and cash equivalents, end of period	$50,168	$80,501

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, comprehensive loss and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2015 may not be indicative of the results for the year ending December 31, 2015, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation	—	(3,000)	(3,000)
Unrealized loss on investments, net of tax of $62	98	—	98

Balance at March 31, 2015	$24	$(4,539)	$(4,515)

	Net Unrealized Gain (Loss) on Marketable Investments	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	45	45
Unrealized gain on investments before reclassification, net of tax of $0	6	—	6
Reclassification adjustment for net loss realized in net loss, net of tax of $0	5	—	5

Balance at March 31, 2014	$27	$2,483	$2,510

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income (Loss).

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Corporate obligations	$60,792	$56	$(16)	$60,832

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Corporate obligations	$55,005	$13	$(133)	$54,885

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three months ended March 31, 2015 or 2014.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2015 (in thousands).

	FY 2015	FY 2016	FY 2017	Thereafter	Total
Corporate obligations	$12,432	$24,575	$22,819	$1,006	$60,832

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Corporate obligations	$15,235	$12	$2,053	$4

	As of December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Corporate obligations	$38,175	$133	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$845	$—	$—	$845
Corporate obligations	—	60,832	—	60,832

Total	$845	$60,832	$—	$61,677

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,794	$—	$—	$1,794
Corporate obligations	—	54,885	—	54,885

Total	$1,794	$54,885	$—	$56,679

(1)	Included in cash and cash equivalents.

Level 2 assets consist of the Company’s entire portfolio of corporate bonds. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Note 4 — Non-Marketable Investments

At March 31, 2015 and December 31, 2014, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $3.7 million and $3.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.6 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three months ended March 31, 2015 and 2014, and are included in gains (losses) on investments, net in the Consolidated Statements of Income (Loss). During the three months ended March 31, 2015 and 2014, gross distributions of $0.1 million and $1.4 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by 7% at the end of 2015 compared to 2014 levels. The Company incurred $3.4 million of severance and related costs for this action during the three months ended March 31, 2015 and expects to incur an additional $0.3 million to $0.5 million during the three months ended June 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary. The costs under this plan are expected to be substantially paid by the end of 2015.

During 2014 the Company incurred $1.8 million of severance and related costs for the termination of approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure put in place in late 2013. Approximately $0.8 million of the costs were recognized in the three months ended March 31, 2014 and approximately $1.0 million were recognized in the three months ended June 30, 2014.

The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2015 (in thousands):

Workforce Reduction
Accrual at December 31, 2014	$118
Additions	3,424
Cash payments	(1,046)

Accrual at March 31, 2015	$2,496

Note 6 — Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the basic weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive.

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Basic weighted average common shares outstanding	18,058	19,613
Weighted average common equivalent shares	—	—

Diluted weighted average common shares outstanding	18,058	19,613

Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	2,052	2,080

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2015 is presented below (in thousands, except per share data):

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,954	$33.81
Granted	44	38.64
Exercised	(20)	28.58
Forfeited	(55)	36.46

Outstanding at March 31, 2015	1,923	$33.90	6.88	$6,536

Exercisable at March 31, 2015	875	$30.66	4.90	$5,452

Vested and expected to vest at March 31, 2015	1,822	$33.72	6.77	$6,466

Restricted stock unit activity for the three months ended March 31, 2015 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	433	$35.64
Granted	5	36.43
Vested	—	—
Forfeited	(21)	35.61

Unvested at March 31, 2015	417	$35.65

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of services and fulfillment	$1,237	$1,073
Selling and marketing	334	338
General and administrative	615	536

Total	$2,186	$1,947

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.37%	0.11%	1.65%	0.08%
Expected dividend yield	1.8%	1.8%	1.8%	1.8%
Expected life	5.1 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	25%	22%	30%	25%
Weighted average fair value	$7.48	$7.93	$8.79	$7.81

Dividends

In the three months ended March 31, 2015, the Company declared and paid a dividend of $0.17 per share or $3.1 million in the aggregate. In the three months ended March 31, 2014, the Company declared and paid a dividend of $0.16 per share or $3.1 million in the aggregate. In April 2015, the Company declared a dividend of $0.17 per share payable on June 24, 2015 to shareholders of record as of June 10, 2015.

Treasury Stock

Forrester’s Board of Directors has authorized an aggregate $435.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in February 2015. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three months ended March 31, 2015 and 2014, the Company repurchased approximately 0.2 million shares and 0.8 million shares, respectively, of common stock at an aggregate cost of approximately $5.7 million and $29.7 million, respectively. From the inception of the program through March 31, 2015, Forrester repurchased approximately 14.5 million shares of common stock at an aggregate cost of approximately $407.9 million.

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

Income tax expense (benefit) for the three months ended March 31, 2015 was $(0.2) million resulting from a loss before income taxes of $0.5 million for the period. Income tax expense (benefit) for the three months ended March 31, 2014 was insignificant as the loss before income taxes was only $(7,000) for the period.

Note 9 — Operating Segments

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

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2015
Research services revenues	$51,858	$—	$—	$51,858
Advisory services and events revenues	2,467	10,327	10,535	23,329

Total segment revenues	54,325	10,327	10,535	75,187
Segment expenses	8,349	12,948	6,960	28,257

Contribution margin (loss)	45,976	(2,621)	3,575	46,930
Selling, marketing, administrative and other expenses				(44,000)
Amortization of intangible assets				(221)
Reorganization costs				(3,424)
Other income and gains (losses) on investments				263

Loss before income taxes				$(452)

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2014
Research services revenues	$50,793	$—	$—	$50,793
Advisory services and events revenues	2,857	13,976	5,445	22,278

Total segment revenues	53,650	13,976	5,445	73,071
Segment expenses	8,351	13,975	5,677	28,003

Contribution margin (loss)	45,299	1	(232)	45,068
Selling, marketing, administrative and other expenses				(43,660)
Amortization of intangible assets				(539)
Reorganization costs				(849)
Other income and gains (losses) on investments				(27)

Loss before income taxes				$(7)

Note 10 — Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Forrester, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures. However, the FASB is contemplating changes to the new standard and its effective date, which could impact the Company’s evaluation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for international expansion, future dividends, future share repurchases, future growth rates, anticipated increases in our sales force and headcount, the transitioning of project consulting, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, our ability to fulfill existing or generate new project consulting engagements, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the success of our internal reorganization that began in 2013, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
Deferred revenue	$150.4	$159.8	$(9.4)	(6%)
Agreement value	$232.9	$223.3	$9.6	4%
Client retention	79%	74%	5	7%
Dollar retention	90%	87%	3	3%
Enrichment	97%	97%	—	—
Number of clients	2,464	2,461	3	—

Deferred revenue at March 31, 2015 decreased 6% compared to the prior year. When including the amount of future invoicing for contracts at March 31, 2015, the combined amount of deferred revenue and future invoicing decreased 4% compared to the prior year. The decrease in deferred revenue and future invoicing was due to the difference in foreign currency rates as of March 31, 2015 compared to March 31, 2014, which resulted in a 4% decrease. After adjusting for the change in foreign currency rates, deferred revenue plus future invoicing as of March 31, 2015 was essentially flat compared to the prior year, which is reflective of the fact that contract bookings and revenue, on a constant currency basis, have grown at similar rates on a trailing twelve month basis. Agreement value increased 4% at March 31, 2015 compared to the prior year due to increased demand for our products combined with an improvement in client and dollar retention rates during the period. Client retention and dollar retention rates have improved steadily during 2014 and through the first quarter of 2015 compared to prior year levels while enrichment rates have remained consistent.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenues:
Research services	69.0%	69.5%
Advisory services and events	31.0	30.5

Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.9	40.3
Selling and marketing	39.4	40.9
General and administrative	13.0	13.0
Depreciation	2.8	3.8
Amortization of intangible assets	0.3	0.8
Reorganization costs	4.6	1.2

Income (loss) from operations	(1.0)	—
Other income (expense), net	0.4	(0.1)
Gains (losses) on investments, net	—	0.1

Loss before income taxes	(0.6)	—
Income tax provision (benefit)	(0.3)	0.1

Net loss	(0.3)%	(0.1)%

Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$75.2	$73.1	$2.1	3%
Revenues from research services	$51.9	$50.8	$1.1	2%
Revenues from advisory services and events	$23.3	$22.3	$1.0	5%
Revenues attributable to customers outside of the U.S.	$17.2	$19.4	$(2.2)	(11%)
Percentage of revenue attributable to customers outside of the U.S.	23%	27%	(4)	(15%)
Number of clients (at end of period)	2,464	2,461	3	—
Number of events	2	2	—	—

The 3% increase in revenues during the three months ended March 31, 2015 compared to the prior year period was driven by a 5% increase in advisory services and events revenues while research services revenues increased 2% during the period. Foreign exchange fluctuations had the effect of reducing total revenue growth during the three months ended March 31, 2015 by 3.5%. Revenues from customers outside of the U.S. decreased 11% during the three months ended March 31, 2015 compared to the prior year period, however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 2% and represented 25% of total revenues on a constant currency basis. We continued to experience stronger growth during the three months ended March 31, 2015 in the U.S. region compared to outside of the U.S. Growth in the Asia Pacific region and Canada was partially offset by a revenue decline (on a constant currency basis) in the European region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 2% during the three months ended March 31, 2015 compared to the prior year period, and on a constant currency basis revenue growth in research services was approximately 6%, reflecting growth in both our research and data products.

Revenue from advisory services and events increased 5% during the three months ended March 31, 2015 compared to the prior year period, and on a constant currency basis revenue growth was approximately 8%. The increase was driven by strong growth in consulting revenues due primarily to demand for consulting services and an increase in consulting headcount as we completed the build out of a dedicated consulting organization during 2014. Events revenues decreased to $1.0 million during the three months ended March 31, 2015 compared to $1.2 million during the three months ended March 31, 2014 due to lower ticket revenue.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$30.8	$29.5	$1.3	4%
Cost of services and fulfillment as a percentage of total revenues	40.9%	40.3%	0.6	1%
Number of research and fulfillment employees (at end of period)	566	576	(10)	(2%)

Cost of services and fulfillment expenses increased $1.3 million or 4% (approximately 7% on a constant currency basis) during the three months ended March 31, 2015 compared to the prior year period. The increase is primarily due to a $0.9 million increase in compensation and benefit costs resulting primarily from an increase in the average number of employees, annual merit increases, and higher incentive bonus expense during the three months ended March 31, 2015. In addition, the 2015 period includes higher stock compensation costs and professional services costs related to surveys. Of the 50 employees terminated during the reorganization in the first quarter of 2015, 32 of the employees were included in costs of services and fulfillment.

Selling and Marketing

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$29.6	$29.9	$(0.3)	(1%)
Selling and marketing expenses as a percentage of total revenues	39.4%	40.9%	(1.5)	(4%)
Selling and marketing employees (at end of period)	555	548	7	1%

Selling and marketing expenses decreased $0.3 million or 1% (increased approximately 2% on a constant currency basis) during the three months ended March 31, 2015 compared to the prior year period. The decrease in selling and marketing expenses during the three months ended March 31, 2015 compared to the prior year period is primarily due to a $0.2 million charge to terminate a contract with an independent sales representative during the first quarter of 2014 that did not recur in the current quarter, and lower employee relocation and travel and entertainment costs incurred during the three months ended March 31, 2015. These cost reductions were partially offset by a $0.4 million increase in compensation and benefit costs, resulting from an increase in sales employees, annual merit increases and increased commission costs. Of the 50 employees terminated during the reorganization in the first quarter of 2015, 15 of the employees were included in selling and marketing.

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

General and Administrative

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.8	$9.5	$0.3	2%
General and administrative expenses as a percentage of total revenues	13.0%	13.0%	—	—
General and administrative employees (at end of period)	184	180	4	2%

General and administrative expenses increased $0.3 million or 2% (approximately 5% on a constant currency basis) during the three months ended March 31, 2015 compared to the prior year period. The increase in general and administrative expenses during the three months ended March 31, 2015 compared to the prior year period is primarily due to a $0.8 million increase in compensation and benefits costs resulting from increased headcount, annual merit increases and higher incentive bonus expense. This cost increase was partially offset by lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in the current quarter and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014.

Depreciation

Depreciation expense decreased by $0.7 million during the three months ended March 31, 2015 compared to the prior year period. Approximately $0.3 million of the decrease was due to certain computer equipment becoming fully depreciated and the remaining $0.4 million of the decrease was due to an adjustment recorded during the three months ended March 31, 2014 to correct an immaterial understatement of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million during the three months ended March 31, 2015 compared to the prior year period due to certain intangible assets becoming fully amortized at the end of 2014.

Reorganization Costs

During the three months ended March 31, 2015, we incurred $3.4 million of severance and related costs for the termination of 50 employees or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by 7% at the end of 2015 compared to 2014 levels. We anticipate incurring an additional $0.3 million to $0.5 million of costs during the three months ended June 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

During 2014, we incurred $0.8 million and $1.0 million of costs during the three months ended March 31, 2014 and June 30, 2014, respectively, for severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure implemented in late 2013.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The increase in other income (expense), net during the three months ended March 31, 2015 is due to foreign currency gains of approximately $0.2 million during the current year quarter versus foreign currency losses of $0.2 million during the prior year quarter.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represent our share of equity method investment gains (losses) from our technology-related investment funds. Activity within the funds was insignificant during the 2015 and 2014 periods.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		Absolute Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$(0.2)	$0.1	$(0.3)	(486%)

Income tax expense (benefit) for the three months ended March 31, 2015 was $(0.2) million compared to $59,000 in the prior year period as a result of the increase in the loss before income taxes during the three months ended March 31, 2015. Due to the low amount of losses for each period, the effective tax rate is not considered meaningful or representative of the full year effective tax rate.

Segment Results

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

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2015
Research services revenues	$51,858	$—	$—	$51,858
Advisory services and events revenues	2,467	10,327	10,535	23,329

Total segment revenues	54,325	10,327	10,535	75,187
Segment expenses	8,349	12,948	6,960	28,257

Contribution margin (loss)	45,976	(2,621)	3,575	46,930
Year over year revenue change	1%	(26%)	93%	3%
Year over year expense change	—	(7%)	23%	1%

	Products	Research	Project Consulting	Consolidated
Three Months Ended March 31, 2014
Research services revenues	$50,793	$—	$—	$50,793
Advisory services and events revenues	2,857	13,976	5,445	22,278

Total segment revenues	53,650	13,976	5,445	73,071
Segment expenses	8,351	13,975	5,677	28,003

Contribution margin (loss)	45,299	1	(232)	45,068

Product segment revenues increased 1% during the three months ended March 31, 2015 compared to the prior year period. Research services revenues increased 2% during three months ended March 31, 2015 compared to the prior year period, and on a constant currency basis revenue growth was approximately 6%, reflecting growth in both the research and data products. Events revenues declined $0.1 million to $1.0 million during the three months ended March 31, 2015 compared to the prior year due to lower ticket revenue. Data advisory revenues declined $0.2 during the three months ended March 31, 2015. Product segment expenses were flat during the three months ended March 31, 2015 compared to the prior year, and on a constant currency basis increased approximately 3%. A $0.2 million decline in compensation and benefits costs was offset by an increase of $0.2 million for professional services expense for surveys.

Research segment revenues decreased 26% during the three months ended March 31, 2015 compared to the prior year due to the transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 7% compared to the prior year due primarily to a decrease in compensation and benefit costs of $0.7 million due to a decrease in the number of employees in the Research segment related to the transition in the delivery of project consulting services to the Project Consulting segment, and due to lower travel and entertainment costs.

Project Consulting segment revenues increased 93% during the three months ended March 31, 2015 compared to the prior year periods due primarily to the transition of the performance of project consulting services from research personnel (in the Research segment) to consulting personnel, and due to strong demand for certain consulting projects and increased headcount to deliver the projects. Project Consulting segment expenses increased 23% compared to the prior year due primarily to a $1.2 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the three months ended March 31, 2015, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $16.3 million and $33.0 million during the three months ended March 31, 2015 and 2014, respectively. The $16.7 million decrease in cash provided from operations for the three months ended March 31, 2015 is primarily attributable to:

(1) a decrease in cash from accounts receivable of $11.5 million due to the combination of (a) the shift in the timing of $10 million of contract renewals from December 2014 to the first quarter of 2015 which resulted in a shift in invoicing and collections, (b) a lower accounts receivable balance entering 2015 as compared to 2014, and (c) a slight deterioration of the aging of accounts receivable at March 31, 2015 compared to March 31, 2014;

(2) an increase of $2.5 million of cash used for prepaid expenses and other current assets for the three months ended March 31, 2015 compared to the prior year period due to the timing of payments for certain employee benefits and survey costs, and

(3) an increase of $3.1 million of cash used for accrued expenses and other current liabilities for the three months ended March 31, 2015 compared to the prior year period due primarily to higher commission and bonus payments

We estimate that cash from operations for the full year 2015 will be comparable to the amount generated for the full year 2014.

During the three months ended March 31, 2015, we used $6.7 million of cash from investing activities, consisting primarily of $6.0 million in net purchases of marketable investments and $0.9 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of software. During the three months ended March 31, 2014, we generated $4.6 million of cash from investing activities, consisting primarily of $3.9 million in net maturities of marketable investments and $1.4 million of distributions from our non-marketable investments, which were partially offset by $0.7 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $7.4 million of cash from financing activities during the three months ended March 31, 2015 primarily for $5.7 million of purchases of our common stock. In addition, we paid a quarterly dividend of $3.1 million and we received $1.3 million of proceeds from the exercise of stock options and our employee stock purchase plan during the three months ended March 31, 2015. We used $31.3 million of cash from financing activities during the three months ended March 31, 2014 primarily for $29.7 million of purchases of our common stock. In addition, we paid a quarterly dividend of $3.1 million and we received $1.6 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In February 2015 our board of directors increased our stock repurchase authorization by $25 million. As of March 31, 2015 our remaining stock repurchase authorization was approximately $27.1 million. We plan to continue to repurchase our common stock during the remainder of 2015, as market conditions warrant.

As of March 31, 2015, we had cash and cash equivalents of $50.2 million and marketable investments of $60.8 million. These balances include $30.4 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized an aggregate $435.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in February 2015 and $25.0 million authorized April 2014. During the quarter ended March 31, 2015, we purchased the following shares of our common stock under the stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Dollar Value that May Yet be Purchased Under the Stock Repurchase Program
			(In thousands)
January 1 - January 31	101,900	$37.81
February 1 - February 28	41,435	$38.30
March 1 - March 31	7,878	$36.02

	151,213		$27,059

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6.	EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: May 7, 2015

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