Form 10-Q
period 2015-06-30
FORRESTER RESEARCH, INC.
filed 2015-08-05
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of July 31, 2015 17,920,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$50,163	$49,650
Marketable investments (Note 3)	60,677	54,885
Accounts receivable, net	42,656	67,429
Deferred commissions	10,985	13,754
Prepaid expenses and other current assets	22,330	22,277
Total current assets	186,811	207,995
Property and equipment, net	29,305	32,174
Goodwill	74,525	76,683
Intangible assets, net	2,801	3,382
Other assets	13,944	12,473
Total assets	$307,386	$332,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$698	$912
Accrued expenses and other current liabilities	29,168	36,217
Deferred revenue	136,228	144,568
Total current liabilities	166,094	181,697
Non-current liabilities	9,315	9,408
Total liabilities	175,409	191,105

Commitments

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 20,983 and 20,856 as of June 30, 2015 and December 31, 2014, respectively
Outstanding 17,955 and 18,153 as of June 30, 2015 and December 31, 2014, respectively	210	209
Additional paid-in capital	129,588	124,942
Retained earnings	116,718	117,318
Treasury stock - 3,028 and 2,703 as of June 30, 2015 and December 31, 2014, respectively, at cost	(111,040)	(99,254)
Accumulated other comprehensive loss	(3,499)	(1,613)
Total stockholders’ equity	131,977	141,602
Total liabilities and stockholders’ equity	$307,386	$332,707

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Research services	$52,604	$52,322	$104,462	$103,115
Advisory services and events	30,207	30,625	53,536	52,903
Total revenues	82,811	82,947	157,998	156,018
Operating expenses:
Cost of services and fulfillment	32,560	33,558	63,321	63,038
Selling and marketing	28,481	28,630	58,112	58,513
General and administrative	9,276	9,815	19,034	19,342
Depreciation	2,096	2,289	4,203	5,062
Amortization of intangible assets	224	536	445	1,075
Reorganization costs	81	1,039	3,505	1,888
Total operating expenses	72,718	75,867	148,620	148,918
Income from operations	10,093	7,080	9,378	7,100
Other income (expense), net	(99)	79	183	15
Gains (losses) on investments, net	10	43	(9)	80
Income before income taxes	10,004	7,202	9,552	7,195
Income tax provision	4,254	2,913	4,026	2,972
Net income	$5,750	$4,289	$5,526	$4,223

Basic income per common share	$0.32	$0.23	$0.31	$0.22

Diluted income per common share	$0.31	$0.23	$0.30	$0.22

Basic weighted average common shares outstanding	18,007	18,757	18,033	19,184
Diluted weighted average common shares outstanding	18,268	19,044	18,314	19,479
Cash dividends declared per common share	$0.17	$0.16	$0.34	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$5,750	$4,289	$5,526	$4,223

Other comprehensive income (loss), net of taxes:
Foreign currency translation	1,067	(106)	(1,933)	(61)
Net change in market value of investments	(51)	25	47	36
Other comprehensive income (loss)	1,016	(81)	(1,886)	(25)
Comprehensive income	$6,766	$4,208	$3,640	$4,198

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$5,526	$4,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,203	5,062
Amortization of intangible assets	445	1,075
Net (gains) losses from investments	9	(80)
Deferred income taxes	(1,514)	(2,964)
Stock-based compensation	3,661	3,165
Amortization of premium on investments	381	751
Foreign currency losses	70	319
Changes in assets and liabilities
Accounts receivable	24,353	36,210
Deferred commissions	2,769	1,661
Prepaid expenses and other current assets	(511)	(797)
Accounts payable	(195)	(75)
Accrued expenses and other liabilities	(7,268)	(4,159)
Deferred revenue	(7,168)	(9,110)
Net cash provided by operating activities	24,761	35,281
Cash flows from investing activities:
Purchases of property and equipment	(1,678)	(871)
Purchases of marketable investments	(18,575)	(27,165)
Proceeds from sales and maturities of marketable investments	12,478	26,464
Other investing activity	266	1,437
Net cash used in investing activities	(7,509)	(135)
Cash flows from financing activities:
Dividends paid on common stock	(6,126)	(6,128)
Repurchases of common stock	(11,786)	(54,940)
Proceeds from issuance of common stock under employee equity incentive plans	1,906	4,186
Excess tax benefits from stock-based compensation	31	100
Net cash used in financing activities	(15,975)	(56,782)
Effect of exchange rate changes on cash and cash equivalents	(764)	138
Net increase (decrease) in cash and cash equivalents	513	(21,498)
Cash and cash equivalents, beginning of period	49,650	74,132
Cash and cash equivalents, end of period	$50,163	$52,634

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results for the year ending December 31, 2015, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation	—	(1,933)	(1,933)
Unrealized gain on investments before reclassification, net of tax of $29	47	—	47
Balance at June 30, 2015	$(27)	$(3,472)	$(3,499)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2015	$24	$(4,539)	$(4,515)
Foreign currency translation	—	1,067	1,067
Unrealized loss on investments before reclassification, net of tax of $33	(51)	—	(51)
Balance at June 30, 2015	$(27)	$(3,472)	$(3,499)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	(61)	(61)
Unrealized gain on investments before reclassification, net of tax of $27	33	—	33
Reclassification adjustment for net loss realized in net income, net of tax of $2	3	—	3
Balance at June 30, 2014	$52	$2,377	$2,429

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2014	$27	$2,483	$2,510
Foreign currency translation	—	(106)	(106)
Unrealized gain on investments before reclassification, net of tax of $27	27	—	27
Reclassification adjustment for net loss realized in net income, net of tax of $2	(2)	—	(2)
Balance at June 30, 2014	$52	$2,377	$2,429

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

As of June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate obligations	$60,720	$17	$(60)	$60,677

As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate obligations	$55,005	$13	$(133)	$54,885

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three and six months ended June 30, 2015 or 2014.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2015 (in thousands).

	FY 2015	FY 2016	FY 2017	Thereafter	Total
Corporate obligations	$8,478	$25,496	$23,706	$2,997	$60,677

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of June 30, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Corporate obligations	$32,296	$53	$2,043	$7

As of December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Corporate obligations	$38,175	$133	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$852	$—	$—	$852
Corporate obligations	—	60,677	—	60,677
Total	$852	$60,677	$—	$61,529

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,794	$—	$—	$1,794
Corporate obligations	—	54,885	—	54,885
Total	$1,794	$54,885	$—	$56,679

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At June 30, 2015 and December 31, 2014, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $3.7 million and $3.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.6 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three and six months ended June 30, 2015 and 2014, and are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the six months ended June 30, 2015 and 2014, gross distributions of $0.1 million and $1.4 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by 5% to 7% at the end of 2015 compared to 2014 levels. The Company recorded $(0.2) million and $3.2 million of severance and related costs for this action during the three and six months ended June 30, 2015.  In addition, the Company incurred $0.3 million during the three months ended June 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary. The costs under this plan are expected to be substantially paid by the end of 2015.

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

The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2015 (in thousands):

	Workforce	Subsidiary
	Reduction	Liquidation	Total
Accrual at December 31, 2014	$118	$—	$118
Additions	3,173	332	3,505
Cash payments	(2,768)	—	(2,768)
Non-cash charge	—	(318)	(318)
Accrual at June 30, 2015	$523	$14	$537

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	18,007	18,757	18,033	19,184
Weighted average common equivalent shares	261	287	281	295
Diluted weighted average common shares outstanding	18,268	19,044	18,314	19,479
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,012	602	852	582

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2015 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value

Outstanding at December 31, 2014	1,954	$33.81
Granted	52	38.11
Exercised	(43)	29.70
Forfeited	(70)	36.59
Outstanding at June 30, 2015	1,893	$33.92	6.66	$5,516
Exercisable at June 30, 2015	1,026	$31.42	5.07	$4,940
Vested and expected to vest at June 30, 2015	1,807	$33.76	6.56	$5,477

Restricted stock unit activity for the six months ended June 30, 2015 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	433	$35.64
Granted	23	32.99
Vested	(84)	34.39
Forfeited	(25)	35.68
Unvested at June 30, 2015	347	$35.76

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of services and fulfillment	$798	$798	$2,035	$1,871
Selling and marketing	89	127	423	465
General and administrative	588	293	1,203	829
Total	$1,475	$1,218	$3,661	$3,165

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.35%	0.11%	1.70%	0.08%
Expected dividend yield	1.8%	1.8%	1.8%	1.8%
Expected life	5.1 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	25%	22%	30%	25%
Weighted average fair value	$6.80	$7.93	$8.67	$7.81

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.37%	0.11%	1.66%	0.08%
Expected dividend yield	1.8%	1.8%	1.8%	1.8%
Expected life	5.1 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	25%	22%	30%	25%
Weighted average fair value	$7.38	$7.93	$8.76	$7.81

Dividends

In the six months ended June 30, 2015, the Company declared and paid dividends of $6.1 million consisting of a $0.17 per share dividend in each of the first two quarters of 2015. In the six months ended June 30, 2014, the Company declared and paid dividends of $6.1 million consisting of a $0.16 per share dividend in each of the first two quarters of 2014. In July 2015, the Company declared a dividend of $0.17 per share payable on September 16, 2015 to shareholders of record as of September 2, 2015.

Treasury Stock

As of June 30, 2015 Forrester’s Board of Directors had authorized an aggregate $435.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in February 2015. In July 2015, the Board of Directors authorized an additional $25.0 million to be repurchased under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three and six months ended June 30, 2015, the Company repurchased approximately 0.2 million shares and 0.3 million shares, respectively, of common stock at an aggregate cost of approximately $6.1 million and $11.8 million, respectively. In the three and six months ended June 30, 2014, the Company repurchased approximately 0.7 million shares and 1.5 million shares, respectively, of common stock at an aggregate cost of approximately $25.2 million and $54.9 million, respectively. From the inception of the program through June 30, 2015, Forrester repurchased approximately 14.7 million shares of common stock at an aggregate cost of approximately $414.0 million.

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

Income tax expense for the six months ended June 30, 2015 was $4.0 million resulting in an effective tax rate of 42.1% for the period. Income tax expense for the six months ended June 30, 2014 was $3.0 million resulting in an effective tax rate of 41.3% for the period. The increase in the effective tax rate for the six months ended June 30, 2015 as compared to the prior year period is primarily due to a $0.3 million loss on the liquidation of a foreign subsidiary in the 2015 period for which a tax benefit could not be recognized, partially offset by a $0.2 million expense in the 2014 period for a U.S. state audit that did not recur in 2015.

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

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2015
Research services revenues	$52,604	$—	$—	$52,604
Advisory services and events revenues	8,255	11,323	10,629	30,207
Total segment revenues	60,859	11,323	10,629	82,811
Segment expenses	11,532	12,808	6,773	31,113
Contribution margin (loss)	49,327	(1,485)	3,856	51,698
Selling, marketing, administrative and other expenses				(41,300)
Amortization of intangible assets				(224)
Reorganization costs				(81)
Other income and gains (losses) on investments				(89)
Income before income taxes				$10,004

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2014
Research services revenues	$52,322	$—	$—	$52,322
Advisory services and events revenues	9,994	12,672	7,959	30,625
Total segment revenues	62,316	12,672	7,959	82,947
Segment expenses	11,894	13,399	6,438	31,731
Contribution margin (loss)	50,422	(727)	1,521	51,216
Selling, marketing, administrative and other expenses				(42,561)
Amortization of intangible assets				(536)
Reorganization costs				(1,039)
Other income and gains (losses) on investments				122
Income before income taxes				$7,202

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2015
Research services revenues	$104,462	$—	$—	$104,462
Advisory services and events revenues	10,722	21,650	21,164	53,536
Total segment revenues	115,184	21,650	21,164	157,998
Segment expenses	19,881	25,756	13,733	59,370
Contribution margin (loss)	95,303	(4,106)	7,431	98,628
Selling, marketing, administrative and other expenses				(85,300)
Amortization of intangible assets				(445)
Reorganization costs				(3,505)
Other income and gains (losses) on investments				174
Income before income taxes				$9,552

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2014
Research services revenues	$103,115	$—	$—	$103,115
Advisory services and events revenues	12,851	26,648	13,404	52,903
Total segment revenues	115,966	26,648	13,404	156,018
Segment expenses	20,245	27,374	12,115	59,734
Contribution margin (loss)	95,721	(726)	1,289	96,284
Selling, marketing, administrative and other expenses				(86,221)
Amortization of intangible assets				(1,075)
Reorganization costs				(1,888)
Other income and gains (losses) on investments				95
Income before income taxes				$7,195

Note 10 — Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method and has not yet determined whether it will elect to early adopt the standard. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for international expansion, future dividends, future share repurchases, future growth rates, anticipated increases in our sales force and headcount, the amount of cash from operations, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, our ability to fulfill existing or generate new project consulting engagements, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Deferred revenue	$136.2	$143.9	$(7.7)	(5%)
Agreement value	$233.4	$225.5	$7.9	4%
Client retention	80%	75%	5	7%
Dollar retention	90%	87%	3	3%
Enrichment	97%	97%	—	—
Number of clients	2,482	2,439	43	2%

Deferred revenue at June 30, 2015 decreased 5% compared to the prior year. The decrease in deferred revenue was due in part to the difference in foreign currency rates as of June 30, 2015 compared to June 30, 2014, which resulted in a 4% decrease. After adjusting for the change in foreign currency rates, deferred revenue as of June 30, 2015 decreased approximately 1% compared to the prior year, which is reflective of the fact that revenue growth has slightly exceeded contract bookings, on a constant currency basis, on a trailing twelve month basis. Agreement value increased 4% at June 30, 2015 compared to the prior year due to increased demand for our products combined with an improvement in client and dollar retention rates during the period. Client retention and dollar retention rates have improved steadily during 2014 and through the second quarter of 2015 compared to prior year levels while enrichment rates have remained consistent.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Research services	63.5%	63.1%	66.1%	66.1%
Advisory services and events	36.5	36.9	33.9	33.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.3	40.5	40.1	40.4
Selling and marketing	34.4	34.5	36.8	37.5
General and administrative	11.2	11.8	12.0	12.4
Depreciation	2.5	2.8	2.7	3.2
Amortization of intangible assets	0.3	0.6	0.3	0.7
Reorganization costs	0.1	1.3	2.2	1.2
Income from operations	12.2	8.5	5.9	4.6
Other income (expense), net	(0.1)	0.1	0.1	—
Gains (losses) on investments, net	—	0.1	—	—
Income before income taxes	12.1	8.7	6.0	4.6
Income tax provision	5.2	3.5	2.5	1.9
Net income	6.9%	5.2%	3.5%	2.7%

Three and Six Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$82.8	$82.9	$(0.1)	—
Revenues from research services	$52.6	$52.3	$0.3	1%
Revenues from advisory services and events	$30.2	$30.6	$(0.4)	(1%)
Revenues attributable to customers outside of the U.S.	$19.3	$20.4	$(1.1)	(5%)
Percentage of revenue attributable to customers outside of the U.S.	23%	25%	(2)	(8%)
Number of clients (at end of period)	2,482	2,439	43	2%
Number of events	5	5	—	—

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$158.0	$156.0	$2.0	1%
Revenues from research services	$104.5	$103.1	$1.4	1%
Revenues from advisory services and events	$53.5	$52.9	$0.6	1%
Revenues attributable to customers outside of the U.S.	$36.5	$39.8	$(3.3)	(8%)
Percentage of revenue attributable to customers outside of the U.S.	23%	26%	(3)	(12%)
Number of events	7	7	—	—

Total revenues were flat during the three months ended June 30, 2015 and increased 1% during the six months ended June 30, 2015, compared to the prior year periods. Foreign exchange fluctuations had the effect of reducing total revenue growth during the three and six months ended June 30, 2015 by 3.5% in each period. Revenues from customers outside of the U.S. decreased 8% during both the three and six months ended June 30, 2015 compared to the prior year periods, however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 9% and 5%, respectively, and represented 26% of total revenues for the six months ended June 30, 2015 on a constant currency basis. We experienced stronger growth during the three and six months ended June 30, 2015 in the region outside of the U.S. on a constant currency basis compared to recent quarters, with the European region returning to growth during these periods.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 1% during each of the three and six months ended June 30, 2015 compared to the prior year periods, and on a constant currency basis revenue growth in research services was approximately 4% and 5% during the three and six months ended June 30, 2015, respectively, reflecting growth in both our research and data products.

Revenue from advisory services and events decreased 1% and increased 1% during the three and six months ended June 30, 2015, respectively, compared to the prior year periods, and on a constant currency basis revenue growth was approximately 2% and 5% during the three and six months ended June 30, 2015, respectively. Both periods included (1) growth in consulting revenues due primarily to demand for consulting services and an increase in consulting headcount and (2) a significant decline in events revenues due to lower sponsorship revenues.  Events revenues decreased to $6.5 million and $7.4 million during the three and six months ended June 30, 2015, respectively, compared to $8.1 million and $9.2 million during the three and six months ended June 30, 2014, respectively.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$32.6	$33.6	$(1.0)	(3%)
Cost of services and fulfillment as a percentage of total revenues	39.3%	40.5%	(1.2)	(3%)
Number of research and fulfillment employees (at end of period)	567	576	(9)	(2%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$63.3	$63.0	$0.3	—
Cost of services and fulfillment as a percentage of total revenues	40.1%	40.4%	(0.3)	(1%)

Cost of services and fulfillment expenses decreased 3% during the three months ended June 30, 2015 compared to the prior year period and on a constant currency basis were essentially flat.   The decrease in dollars was primarily due to a $0.7 million reduction in compensation and benefit costs resulting from a decrease in the average number of employees due to the reorganization in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 32 of the employees were included in costs of services and fulfillment.

Cost of services and fulfillment expenses were flat during the six months ended June 30, 2015 compared to the prior year period and on a constant currency basis increased 3%. Compensation and benefit costs were essentially flat as compared to the prior year as higher salary costs were offset by lower incentive compensation costs.  In addition the 2015 period includes higher stock compensation costs and professional services costs related to surveys.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$28.5	$28.6	$(0.1)	(1%)
Selling and marketing expenses as a percentage of total revenues	34.4%	34.5%	(0.1)	—
Selling and marketing employees (at end of period)	557	553	4	1%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$58.1	$58.5	$(0.4)	(1%)
Selling and marketing expenses as a percentage of total revenues	36.8%	37.5%	(0.7)	(2%)

Selling and marketing expenses decreased 1% during both the three and six months ended June 30, 2015 compared to the prior year periods and increased 2% on a constant currency basis during these periods. The decrease in dollars was due to a $0.2 million charge to terminate a contract with an independent sales representative during the first quarter of 2014 that did not recur in 2015, lower employee hiring and relocation expenses and lower bad debt expense. These cost reductions were partially offset by a $0.6 million and $1.0 million increase in compensation and benefit costs during the three and six months ended June 30, 2015, respectively, resulting from an increase in sales employees, annual merit increases and increased commission costs. Of the 50 employees terminated during the reorganization in the first quarter of 2015, 15 of the employees were included in selling and marketing.

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

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.3	$9.8	$(0.5)	(5%)
General and administrative expenses as a percentage of total revenues	11.2%	11.8%	(0.6)	(5%)
General and administrative employees (at end of period)	181	177	4	2%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$19.0	$19.3	$(0.3)	(2%)
General and administrative expenses as a percentage of total revenues	12.0%	12.4%	(0.4)	(3%)

General and administrative expenses decreased 5% during the three months ended June 30, 2015 compared to the prior year period and on a constant currency basis decreased 3%.  The decrease in dollars was primarily due to lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014. Compensation and benefit costs were essentially flat as compared to the prior year.

General and administrative expenses decreased 2% during the six months ended June 30, 2015 compared to the prior year period and on a constant currency basis increased 1%. The decrease in dollars was primarily due to lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014.  The decrease was partially offset by a $0.5 increase in compensation and benefit costs and a $0.4 million increase in stock-based compensation expense.

Depreciation

Depreciation expense decreased by $0.2 million and $0.9 million during the three and six months ended June 30, 2015, respectively, compared to the prior year periods. Approximately $0.2 million and $0.5 million of the decrease during the three and six months ended June 30, 2015, respectively, was due to certain fixed assets becoming fully depreciated.  In addition, $0.4 million of the decrease during the six months ended June 30, 2015 was due to an adjustment recorded during the three months ended March 31, 2014 to correct an immaterial understatement of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million and $0.6 million during the three and six months ended June 30, 2015, respectively, compared to the prior year periods due to certain intangible assets becoming fully amortized at the end of 2014.

Reorganization Costs

During the three and six months ended June 30, 2015, we recorded $(0.2) million and $3.2 million, respectively, of severance and related costs for the termination of 50 employees or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by 5% to 7% at the end of 2015 compared to 2014 levels. In addition, during the three months ended June 30, 2015 we incurred an additional $0.3 million primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

During 2014, we incurred $0.8 million and $1.0 million of costs during the three months ended March 31, 2014 and June 30, 2014, respectively, for severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure implemented in late 2013.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency and was insignificant for all periods.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represents our share of equity method investment gains (losses) from our technology-related investment funds. Activity within the funds was insignificant during the 2015 and 2014 periods.

Provision (Benefit) for Income Taxes

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.3	$2.9	$1.4	46%
Effective tax rate	42.5%	40.4%	2.1	5%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$4.0	$3.0	$1.0	35%
Effective tax rate	42.1%	41.3%	0.8	2%

The increase in the effective tax rate for the six months ended June 30, 2015 as compared to the prior year period is primarily due to a $0.3 million loss on the liquidation of a foreign subsidiary in the 2015 period for which a tax benefit could not be recognized, partially offset by a $0.2 million expense in the 2014 period for a U.S. state audit that did not recur in 2015.

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

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2015
Research services revenues	$52,604	$—	$—	$52,604
Advisory services and events revenues	8,255	11,323	10,629	30,207
Total segment revenues	60,859	11,323	10,629	82,811
Segment expenses	11,532	12,808	6,773	31,113
Contribution margin (loss)	49,327	(1,485)	3,856	51,698
Year over year revenue change	(2%)	(11%)	34%	—
Year over year expense change	(3%)	(4%)	5%	(2%)

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2014
Research services revenues	$52,322	$—	$—	$52,322
Advisory services and events revenues	9,994	12,672	7,959	30,625
Total segment revenues	62,316	12,672	7,959	82,947
Segment expenses	11,894	13,399	6,438	31,731
Contribution margin (loss)	50,422	(727)	1,521	51,216

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2015
Research services revenues	$104,462	$—	$—	$104,462
Advisory services and events revenues	10,722	21,650	21,164	53,536
Total segment revenues	115,184	21,650	21,164	157,998
Segment expenses	19,881	25,756	13,733	59,370
Contribution margin (loss)	95,303	(4,106)	7,431	98,628
Year over year revenue change	(1%)	(19%)	58%	1%
Year over year expense change	(2%)	(6%)	13%	(1%)

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2014
Research services revenues	$103,115	$—	$—	$103,115
Advisory services and events revenues	12,851	26,648	13,404	52,903
Total segment revenues	115,966	26,648	13,404	156,018
Segment expenses	20,245	27,374	12,115	59,734
Contribution margin (loss)	95,721	(726)	1,289	96,284

Product segment revenues decreased 2% and 1% during the three and six months ended June 30, 2015, respectively, compared to the prior year period. Research services revenues increased 1% during both the three and six months ended June 30, 2015 compared to the prior year periods, and on a constant currency basis revenue growth was approximately 4% and 5% during the three and six months ended June 30, 2015, respectively, reflecting growth in both the research and data products. Events revenues were $6.5 million and $7.4 million during the three and six months ended June 30, 2015, respectively, representing a decrease of 19% and 20%, respectively, driven by a significant decline in sponsorship revenue. Data advisory revenues declined $0.1 and $0.4 million during the three and six months ended June 30, 2015, respectively. Product segment expenses decreased 3% and 2% during the three and six months ended June 30, 2015, respectively, compared to the prior year, and on a constant currency basis were essentially flat for the three months ended June 30, 2015 and increased approximately 1% for the six months ended June 30, 2015. The decline on a dollar basis was due to a decline in compensation and benefits costs that was only partially offset by an increase in professional services expense for surveys.

Research segment revenues decreased 11% and 19% during the three and six months ended June 30, 2015, respectively, compared to the prior year due to the transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 4% and 6% during the three and six months ended June 30, 2015, respectively, compared to the prior year due primarily to a decrease in compensation and benefit costs resulting from a decrease in the number of employees in the Research segment related to the transition in the delivery of project consulting services to the Project Consulting segment.

Project Consulting segment revenues increased 34% and 58% during the three and six months ended June 30, 2015, respectively, compared to the prior year due primarily to the transition of the performance of project consulting services from research personnel (in the Research segment) to consulting personnel, and due to strong demand for certain consulting projects and increased headcount to deliver the projects. Project Consulting segment expenses increased 5% and 13% during the three and six months ended June 30, 2015, respectively, compared to the prior year due primarily to an increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2015, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $24.8 million and $35.3 million during the six months ended June 30, 2015 and 2014, respectively. The $10.5 million decrease in cash provided from operations for the six months ended June 30, 2015 is primarily attributable to (1) a decrease in cash from accounts receivable of $11.9 million due to a lower accounts receivable balance entering 2015 as compared to 2014 (due in part to a shift in the timing of $10 million of contract renewals from December 2014 to the first quarter of 2015) and (2) an increase of $3.1 million of cash used for accrued expenses and other current liabilities for the six months ended June 30, 2015 compared to the prior year period due primarily to higher commission payments during 2015 and higher vendor accruals entering 2015 as compared to 2014. We estimate that cash from operations for the full year 2015 will be comparable to the amount generated for the full year 2014.

During the six months ended June 30, 2015 we used $7.5 million of cash from investing activities, consisting primarily of $6.1 million in net purchases of marketable investments and $1.7 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of equipment and software. During the six months ended June 30, 2014, we used $0.1 million of cash from investing activities, consisting primarily of $0.7 million in net purchases of marketable investments and $0.9 million of purchases of property and equipment, which were partially offset by $1.4 million of distributions from our non-marketable investments. Property and equipment purchases during 2014 consisted primarily of software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $16.0 million of cash from financing activities during the six months ended June 30, 2015 primarily for $11.8 million of purchases of our common stock. In addition, we paid $6.1 million of dividends consisting of a $0.17 per share dividend in each of the first two quarters of 2015 and we received $1.9 million of proceeds from the exercise of stock options and our employee stock purchase plan during the six months ended June 30, 2015. We used $56.8 million of cash from financing activities during the six months ended June 30, 2014 primarily for $54.9 million of purchases of our common stock. In addition, we paid $6.1 million of dividends consisting of a $0.16 per share dividend in each of the first two quarters of 2014 and we received $4.2 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In February 2015 our board of directors increased our stock repurchase authorization by $25 million. As of June 30, 2015 our remaining stock repurchase authorization was approximately $21.0 million. In July 2015 our board of directors increased our stock repurchase authorization by an additional $25 million, bringing the remaining authorization to $45.0 million at the time of the increase. We plan to continue to repurchase our common stock during the remainder of 2015, as market conditions warrant.

As of June 30, 2015, we had cash and cash equivalents of $50.2 million and marketable investments of $60.7 million. These balances include $33.9 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2015, our Board of Directors authorized an aggregate $435.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in February 2015 and $25.0 million authorized April 2014. During the quarter ended June 30, 2015, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
April 1 - April 30	41,952	$35.78
May 1 - May 31	79,800	$34.07
June 1 - June 30	51,993	$35.45
	173,745		$20,997

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

In July 2015 our board of directors increased our stock repurchase authorization by an additional $25 million.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: August 5, 2015

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