Form 10-Q
period 2015-09-30
FORRESTER RESEARCH, INC.
filed 2015-11-06
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of November 2, 2015 17,742,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$45,586	$49,650
Marketable investments (Note 3)	58,565	54,885
Accounts receivable, net	37,379	67,429
Deferred commissions	9,332	13,754
Prepaid expenses and other current assets	21,154	22,277
Total current assets	172,016	207,995
Property and equipment, net	27,781	32,174
Goodwill	74,772	76,683
Intangible assets, net	2,591	3,382
Other assets	15,540	12,473
Total assets	$292,700	$332,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$595	$912
Accrued expenses and other current liabilities	29,641	36,217
Deferred revenue	124,195	144,568
Total current liabilities	154,431	181,697
Non-current liabilities	9,277	9,408
Total liabilities	163,708	191,105

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares, issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,046 and 20,856 as of September 30, 2015 and December 31, 2014, respectively
Outstanding 17,808 and 18,153 as of September 30, 2015 and December 31, 2014, respectively	210	209
Additional paid-in capital	132,172	124,942
Retained earnings	118,131	117,318
Treasury stock - 3,238 and 2,703 as of September 30, 2015 and December 31, 2014, respectively, at cost	(117,893)	(99,254)
Accumulated other comprehensive loss	(3,628)	(1,613)
Total stockholders’ equity	128,992	141,602
Total liabilities and stockholders’ equity	$292,700	$332,707

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Research services	$52,205	$50,622	$156,667	$153,737
Advisory services and events	22,548	24,741	76,084	77,644
Total revenues	74,753	75,363	232,751	231,381
Operating expenses:
Cost of services and fulfillment	29,222	30,105	92,543	93,143
Selling and marketing	27,460	27,677	85,572	86,190
General and administrative	9,530	10,023	28,564	29,365
Depreciation	2,048	2,174	6,251	7,236
Amortization of intangible assets	224	530	669	1,605
Reorganization costs (credits)	928	(71)	4,433	1,817
Total operating expenses	69,412	70,438	218,032	219,356
Income from operations	5,341	4,925	14,719	12,025
Other income, net	159	232	342	247
Gains (losses) on investments, net	245	(105)	236	(25)
Income before income taxes	5,745	5,052	15,297	12,247
Income tax provision	1,295	2,009	5,321	4,981
Net income	$4,450	$3,043	$9,976	$7,266

Basic income per common share	$0.25	$0.17	$0.55	$0.38

Diluted income per common share	$0.25	$0.16	$0.55	$0.38

Basic weighted average common shares outstanding	17,892	18,287	17,986	18,886
Diluted weighted average common shares outstanding	18,065	18,549	18,231	19,169
Cash dividends declared per common share	$0.17	$0.16	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$4,450	$3,043	$9,976	$7,266

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(129)	(2,333)	(2,062)	(2,394)
Net change in market value of investments	—	(59)	47	(23)
Other comprehensive loss	(129)	(2,392)	(2,015)	(2,417)
Comprehensive income	$4,321	$651	$7,961	$4,849

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$9,976	$7,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	6,408	7,236
Amortization of intangible assets	669	1,605
Net (gains) losses from investments	(236)	25
Deferred income taxes	(2,463)	(5,406)
Stock-based compensation	5,885	5,148
Amortization of premium on investments	556	1,048
Foreign currency losses	64	234
Changes in assets and liabilities
Accounts receivable	29,511	37,921
Deferred commissions	4,422	3,230
Prepaid expenses and other current assets	(148)	(255)
Accounts payable	(284)	18
Accrued expenses and other liabilities	(7,115)	(7,924)
Deferred revenue	(19,027)	(22,295)
Net cash provided by operating activities	28,218	27,851
Cash flows from investing activities:
Purchases of property and equipment	(2,316)	(1,110)
Purchases of marketable investments	(20,587)	(27,165)
Proceeds from sales and maturities of marketable investments	16,428	51,610
Other investing activity	275	1,471
Net cash provided by (used in) investing activities	(6,200)	24,806
Cash flows from financing activities:
Dividends paid on common stock	(9,163)	(9,053)
Repurchases of common stock	(18,639)	(66,557)
Proceeds from issuance of common stock under employee equity incentive plans	2,899	6,781
Excess tax benefits from stock-based compensation	32	157
Net cash used in financing activities	(24,871)	(68,672)
Effect of exchange rate changes on cash and cash equivalents	(1,211)	(1,185)
Net decrease in cash and cash equivalents	(4,064)	(17,200)
Cash and cash equivalents, beginning of period	49,650	74,132
Cash and cash equivalents, end of period	$45,586	$56,932

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results for the year ending December 31, 2015, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation	—	(2,062)	(2,062)
Unrealized gain on investments, net of tax of $29	47	—	47
Balance at September 30, 2015	$(27)	$(3,601)	$(3,628)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2015	$(27)	$(3,472)	$(3,499)
Foreign currency translation	—	(129)	(129)
Balance at September 30, 2015	$(27)	$(3,601)	$(3,628)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2014	$16	$2,438	$2,454
Foreign currency translation	—	(2,394)	(2,394)
Unrealized loss on investments before reclassification, net of tax of $6	(18)	—	(18)
Reclassification adjustment for net gains realized in net income, net of tax of $7	(5)	—	(5)
Balance at September 30, 2014	$(7)	$44	$37

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2014	$52	$2,377	$2,429
Foreign currency translation	—	(2,333)	(2,333)
Unrealized loss on investments before reclassification, net of tax of $33	(51)	—	(51)
Reclassification adjustment for net gains realized in net income, net of tax of $5	(8)	—	(8)
Balance at September 30, 2014	$(7)	$44	$37

Reclassification adjustments for net gains (losses) are reported in gains (losses) on investments, net in the Consolidated Statements of Income.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

As of September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate obligations	$58,608	$15	$(58)	$58,565

As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate obligations	$55,005	$13	$(133)	$54,885

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three and nine months ended September 30, 2015 or 2014.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2015 (in thousands).

	FY 2015	FY 2016	FY 2017	Thereafter	Total
Corporate obligations	$4,501	$25,434	$23,632	$4,998	$58,565

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of September 30, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Corporate obligations	$24,065	$52	$2,035	$6

As of December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Corporate obligations	$38,175	$133	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$3,181	$—	$—	$3,181
Corporate obligations	—	58,565	—	58,565
Total	$3,181	$58,565	$—	$61,746

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,794	$—	$—	$1,794
Corporate obligations	—	54,885	—	54,885
Total	$1,794	$54,885	$—	$56,679

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At September 30, 2015 and December 31, 2014, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $3.9 million and $3.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.6 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three and nine months ended September 30, 2015 and 2014, and are included in gains (losses) on investments, net in the Consolidated Statements of Income. During the nine months ended September 30, 2015 and 2014, gross distributions of $0.1 million and $1.5 million, respectively, were received from the funds.

Note 5 — Reorganization

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by approximately 1% at the end of 2015 compared to 2014 levels. The Company recorded $3.2 million of severance and related costs for this action during the nine months ended September 30, 2015.  In addition, the Company incurred $0.3 million during the nine months ended September 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary. The costs under this plan are expected to be substantially paid by the end of 2015.

In the third quarter of 2015 the Company incurred $0.7 million of severance and related benefits for the reorganization of its Products Group, consisting of the termination of the chief product officer and related administrative staff, and the termination of a senior product leader with the intent to relocate this position to the U.S.  The responsibilities of the former chief product officer have been assumed by the Company’s chief research officer.  In addition, as a result of the change in leadership in the Products Group, the Company incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

Approximately $0.5 million of the severance and related benefit costs incurred during 2015 are expected to be paid in 2016 and the remainder will be paid in 2015.

During the nine months ended September 30, 2014 the Company incurred $1.8 million of severance and related costs for the termination of approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure put in place in late 2013.

The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2015 (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2014	$118	$—	$—	$118
Additions	3,173	334	926	4,433
Cash payments	(3,134)	—	—	(3,134)
Non-cash charge	—	(318)	(157)	(475)
Accrual at September 30, 2015	$157	$16	$769	$942

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	17,892	18,287	17,986	18,886
Weighted average common equivalent shares	173	262	245	283
Diluted weighted average common shares outstanding	18,065	18,549	18,231	19,169
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,503	610	1,069	591

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the nine months ended September 30, 2015 is presented below (in thousands, except per share data):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value

Outstanding at December 31, 2014	1,954	$33.81
Granted	450	33.74
Exercised	(49)	29.38
Forfeited	(111)	36.23
Outstanding at September 30, 2015	2,244	$33.77	6.92	$2,000
Exercisable at September 30, 2015	1,132	$32.14	5.06	$1,817
Vested and expected to vest at September 30, 2015	2,114	$33.67	6.78	$1,989

Restricted stock unit activity for the nine months ended September 30, 2015 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	433	$35.64
Granted	258	31.50
Vested	(134)	35.29
Forfeited	(39)	35.45
Unvested at September 30, 2015	518	$33.68

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of services and fulfillment	$1,183	$1,134	$3,218	$3,005
Selling and marketing	331	302	754	767
General and administrative	710	547	1,913	1,376
Total	$2,224	$1,983	$5,885	$5,148

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.63%	0.14%	1.70%	0.06%
Expected dividend yield	2.1%	2.1%	1.8%	1.8%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	21%	25%	23%
Weighted average fair value	$6.00	$6.43	$7.68	$8.00

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.60%	0.14%	1.69%	0.06%
Expected dividend yield	2.1%	2.1%	1.8%	1.8%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	21%	26%	23%
Weighted average fair value	$6.16	$6.43	$7.91	$8.00

Dividends

In the nine months ended September 30, 2015, the Company declared and paid dividends of $9.2 million consisting of a $0.17 per share dividend in each of the first three quarters of 2015. In the nine months ended September 30, 2014, the Company declared and paid dividends of $9.1 million consisting of a $0.16 per share dividend in each of the first three quarters of 2014. In October 2015, the Company declared a dividend of $0.17 per share payable on December 16, 2015 to shareholders of record as of December 2, 2015.

Treasury Stock

As of September 30, 2015 Forrester’s Board of Directors had authorized an aggregate $460.0 million to purchase common stock under its stock repurchase program, including $25.0 million authorized in each of February and July 2015. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three and nine months ended September 30, 2015, the Company repurchased 0.2 million shares and 0.5 million shares, respectively, of common stock at an aggregate cost of $6.9 million and $18.6 million, respectively. In the three and nine months ended September 30, 2014, the Company repurchased 0.3 million shares and 1.8 million shares, respectively, of common stock at an aggregate cost of $11.6 million and $66.6 million, respectively. From the inception of the program through September 30, 2015, Forrester repurchased 14.9 million shares of common stock at an aggregate cost of $420.9 million.

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

Income tax expense for the nine months ended September 30, 2015 was $5.3 million resulting in an effective tax rate of 34.8% for the period. Income tax expense for the nine months ended September 30, 2014 was $5.0 million resulting in an effective tax rate of 40.7% for the period. The decrease in the effective tax rate for nine months ended September 30, 2015 as compared to the prior year period is primarily due to a $0.7 million tax benefit in the 2015 period related the U.S. Tax Court opinion in the “Altera” case as described below.  In addition, the 2015 period includes a $0.3 million loss on the liquidation of a foreign subsidiary in the 2015 period for which a tax benefit could not be recognized, partially offset by a $0.2 million expense in the 2014 period for a U.S. state audit that did not recur in 2015.

In July 2015 the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost sharing arrangement. The Company has reviewed this case and concluded that recording a tax benefit of $0.7 million during the three months ended September 30, 2015 was appropriate based on the opinion in the case. The Company will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 9 — Operating Segments

The Research segment includes the costs of the Company’s research personnel who are responsible for writing the research and performing the webinars and inquiries for the Company’s RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of the Company’s project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, the Company began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete at the end of 2014 such that the vast majority of project consulting has been and will continue to be delivered by the project consulting organization in 2015.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs and credits, other income and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2015
Research services revenues	$52,205	$—	$—	$52,205
Advisory services and events revenues	2,041	9,804	10,703	22,548
Total segment revenues	54,246	9,804	10,703	74,753
Segment expenses	7,918	12,711	6,811	27,440
Contribution margin (loss)	46,328	(2,907)	3,892	47,313
Selling, marketing, administrative and other expenses				(40,820)
Amortization of intangible assets				(224)
Reorganization (costs) credits				(928)
Other income and gains (losses) on investments				404
Income before income taxes				$5,745

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2014
Research services revenues	$50,622	$—	$—	$50,622
Advisory services and events revenues	2,310	10,925	11,506	24,741
Total segment revenues	52,932	10,925	11,506	75,363
Segment expenses	8,298	13,012	7,590	28,900
Contribution margin (loss)	44,634	(2,087)	3,916	46,463
Selling, marketing, administrative and other expenses				(41,079)
Amortization of intangible assets				(530)
Reorganization (costs) credits				71
Other income and gains (losses) on investments				127
Income before income taxes				$5,052

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2015
Research services revenues	$156,667	$—	$—	$156,667
Advisory services and events revenues	12,763	31,454	31,867	76,084
Total segment revenues	169,430	31,454	31,867	232,751
Segment expenses	27,799	38,467	20,544	86,810
Contribution margin (loss)	141,631	(7,013)	11,323	145,941
Selling, marketing, administrative and other expenses				(126,120)
Amortization of intangible assets				(669)
Reorganization (costs) credits				(4,433)
Other income and gains (losses) on investments				578
Income before income taxes				$15,297

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2014
Research services revenues	$153,737	$—	$—	$153,737
Advisory services and events revenues	15,161	37,573	24,910	77,644
Total segment revenues	168,898	37,573	24,910	231,381
Segment expenses	28,543	40,386	19,705	88,634
Contribution margin (loss)	140,355	(2,813)	5,205	142,747
Selling, marketing, administrative and other expenses				(127,300)
Amortization of intangible assets				(1,605)
Reorganization (costs) credits				(1,817)
Other income and gains (losses) on investments				222
Income before income taxes				$12,247

Note 10 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method and has not yet determined whether it will elect to early adopt the standard. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for international expansion, future dividends, future share repurchases, future growth rates, future provisioning of project consulting, anticipated increases in our sales force and headcount, the amount of cash from operations, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research products and services, our ability to fulfill existing or generate new project consulting engagements, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Deferred revenue	$124.2	$129.4	$(5.2)	(4%)
Agreement value	$233.3	$226.9	$6.4	3%
Client retention	80%	76%	4	5%
Dollar retention	91%	89%	2	2%
Enrichment	97%	97%	—	—
Number of clients	2,482	2,452	30	1%

Deferred revenue at September 30, 2015 decreased 4% compared to the prior year. The decrease in deferred revenue was due in part to the difference in foreign currency rates as of September 30, 2015 compared to September 30, 2014, which resulted in a 3% decrease. After adjusting for the change in foreign currency rates, deferred revenue as of September 30, 2015 decreased approximately 1% compared to the prior year, which is reflective of the fact that revenue growth has slightly exceeded contract bookings on a trailing twelve month (constant currency) basis. Agreement value increased 3% at September 30, 2015 compared to the prior year due to increased demand for our products combined with an improvement in client and dollar retention rates during the period. Client retention and dollar retention rates have improved steadily during 2014 and through the third quarter of 2015 compared to prior year levels while enrichment rates have remained consistent.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Research services	69.8%	67.2%	67.3%	66.4%
Advisory services and events	30.2	32.8	32.7	33.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.1	40.0	39.7	40.2
Selling and marketing	36.7	36.7	36.8	37.3
General and administrative	12.8	13.3	12.3	12.7
Depreciation	2.8	2.9	2.7	3.1
Amortization of intangible assets	0.3	0.7	0.3	0.7
Reorganization costs (credits)	1.2	(0.1)	1.9	0.8
Income from operations	7.1	6.5	6.3	5.2
Other income, net	0.2	0.3	0.2	0.1
Gains (losses) on investments, net	0.4	(0.1)	0.1	—
Income before income taxes	7.7	6.7	6.6	5.3
Income tax provision	1.7	2.7	2.3	2.2
Net income	6.0%	4.0%	4.3%	3.1%

Three and Nine Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$74.8	$75.4	$(0.6)	(1%)
Revenues from research services	$52.2	$50.6	$1.6	3%
Revenues from advisory services and events	$22.5	$24.7	$(2.2)	(9%)
Revenues attributable to customers outside of the U.S.	$17.2	$19.5	$(2.3)	(12%)
Percentage of revenue attributable to customers outside of the U.S.	23%	26%	(3)	(12%)
Number of clients (at end of period)	2,482	2,452	30	1%
Number of events	4	4	—	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$232.8	$231.4	$1.4	1%
Revenues from research services	$156.7	$153.7	$3.0	2%
Revenues from advisory services and events	$76.1	$77.6	$(1.5)	(2%)
Revenues attributable to customers outside of the U.S.	$53.7	$59.3	$(5.6)	(9%)
Percentage of revenue attributable to customers outside of the U.S.	23%	26%	(3)	(12%)
Number of events	11	11	—	—

Total revenues decreased 1% during the three months ended September 30, 2015 and increased 1% during the nine months ended September 30, 2015, compared to the prior year periods. Foreign exchange fluctuations had the effect of reducing total revenue growth during the three and nine months ended September 30, 2015 by approximately 3.5% in each period. Revenues from customers outside of the U.S. decreased 12% and 9% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods, however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 2% and 4%, respectively, and represented 26% of total revenues for the nine months ended September 30, 2015 on a constant currency basis. On a constant currency basis, revenue growth in the Asia Pacific region and Europe was partially offset by a decline in Canada.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 3% and 2% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods, and on a constant currency basis revenues increased approximately 7% and 6% during the three and nine months ended September 30, 2015, respectively, reflecting growth in both our research and data products.

Revenues from advisory services and events decreased 9% and increased 2% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods, and on a constant currency basis revenues declined by approximately 6% during the three months ended September 30, 2015 and increased by approximately 1% during the nine months ended September 30, 2015. The decrease in advisory services and events revenues for the three months ended September 30, 2015 was due to a $2.9 million decrease in consulting revenues, which in turn was due primarily to a decrease in consulting employees in the current year period compared to the prior year and to historically high consulting revenues during the three months ended September 30, 2014 as compared to recent average amounts.  The decrease in advisory services and events revenues for the nine months ended September 30, 2015 was due to a $1.9 million decrease in Events revenues compared to the prior year, primarily due to lower sponsorship revenues.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$29.2	$30.1	$(0.9)	(3%)
Cost of services and fulfillment as a percentage of total revenues	39.1%	40.0%	(0.9)	(2%)
Number of research and fulfillment employees (at end of period)	573	589	(16)	(3%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$92.5	$93.1	$(0.6)	(1%)
Cost of services and fulfillment as a percentage of total revenues	39.7%	40.2%	(0.5)	(1%)

Cost of services and fulfillment expenses decreased 3% during the three months ended September 30, 2015 compared to the prior year period and on a constant currency basis were essentially flat.   The decrease in dollars was primarily due to a $0.5 million decrease in professional services costs due to a reduction in outsource fees due to the decline in consulting revenue compared to the prior year.  In addition, compensation and benefit costs decreased $0.4 million compared to the prior year period resulting from a decrease in the average number of employees due to our reorganization in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 32 of the employees were included in cost of services and fulfillment.

Cost of services and fulfillment expenses decreased 1% during the nine months ended September 30, 2015 compared to the prior year period and on a constant currency basis increased 2% compared to the prior year period. The decrease in dollars was primarily due to a $0.3 million decrease in compensation and benefit costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$27.5	$27.7	$(0.2)	(1%)
Selling and marketing expenses as a percentage of total revenues	36.7%	36.7%	—	—
Selling and marketing employees (at end of period)	562	546	16	3%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$85.6	$86.2	$(0.6)	(1%)
Selling and marketing expenses as a percentage of total revenues	36.8%	37.3%	(0.5)	(1%)

Selling and marketing expenses decreased 1% during both the three and nine months ended September 30, 2015 compared to the prior year periods and increased 2% on a constant currency basis during these periods. The decrease in dollars during the three months ended September 30, 2015 was due to a $0.2 million decrease in compensation and benefit costs due primarily to a decrease in commissions for the period.  The decrease in dollars during the nine months ended September 30, 2015 was due to a $0.2 million charge to terminate a contract with an independent sales representative during the first quarter of 2014 that did not recur in 2015, lower employee hiring and relocation expenses and lower bad debt expense. These cost reductions were partially offset by a $0.6 million increase in compensation and benefit costs resulting from an increase in sales employees, annual merit increases and increased commission costs. Of the 50 employees terminated during our reorganization in the first quarter of 2015, 15 of the employees were included in selling and marketing.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 4% to 6% in 2015 as compared to 2014. Any resulting increase in contract bookings of our research services would generally be recognized over a twelve-

month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$9.5	$10.0	$(0.5)	(5%)
General and administrative expenses as a percentage of total revenues	12.8%	13.3%	(0.5)	(4%)
General and administrative employees (at end of period)	186	181	5	3%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$28.6	$29.4	$(0.8)	(3%)
General and administrative expenses as a percentage of total revenues	12.3%	12.7%	(0.4)	(3%)

General and administrative expenses decreased 5% during the three months ended September 30, 2015 compared to the prior year period and on a constant currency basis decreased 2%.  The decrease in dollars was primarily due to lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014. These decreases were partially offset by a $0.3 million increase in compensation and benefits costs and a $0.2 million increase in stock-based compensation expense.

General and administrative expenses decreased 3% during the nine months ended September 30, 2015 compared to the prior year period and on a constant currency basis were essentially flat. The decrease in dollars was primarily due to lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014.  These decreases were partially offset by a $0.8 increase in compensation and benefit costs and a $0.5 million increase in stock-based compensation expense.

Depreciation

Depreciation expense decreased by $0.1 million and $1.0 million during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods. Approximately $0.1 million and $0.6 million of the decrease during the three and nine months ended September 30, 2015, respectively, was due to certain fixed assets becoming fully depreciated.  In addition, $0.4 million of the decrease during the nine months ended September 30, 2015 was due to an adjustment recorded during the three months ended March 31, 2014 to correct an immaterial understatement of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million and $0.9 million during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due to certain intangible assets becoming fully amortized at the end of 2014.

Reorganization Costs

During the three months ended September 30, 2015 we incurred $0.7 million of severance and related benefits for the reorganization of our Products Group, consisting of the termination of the chief product officer and related administrative staff, and the termination of a senior product leader with the intent to relocate this position to the U.S.  The responsibilities of the former chief product officer have been assumed by our chief research officer.  In addition, as a result of the change in leadership in the Products Group, we incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

During the nine months ended September 30, 2015 we also incurred $3.2 million of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. Overall the Company expects to increase its headcount by approximately 1% at the end of 2015 compared to 2014 levels. In addition, during the nine months ended September 30, 2015 we incurred an additional $0.3 million primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

Approximately $0.5 million of the severance and related benefit costs incurred during 2015 are expected to be paid in 2016 and the remainder will be paid in 2015.

During the nine months ended September 30, 2014, we incurred $1.8 million of costs for severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to our new organizational structure implemented in late 2013.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency and was insignificant for all periods.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Activity within the funds was insignificant during the 2015 and 2014 periods.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.3	$2.0	$(0.7)	(36%)
Effective tax rate	22.5%	39.8%	(17.2)	(43%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.3	$5.0	$0.3	7%
Effective tax rate	34.8%	40.7%	(5.9)	(14%)

The decrease in the effective tax rate for nine months ended September 30, 2015 as compared to the prior year period is primarily due to a $0.7 million tax benefit in the 2015 period related the U.S. Tax Court opinion in the “Altera” case as described below.  In addition, the 2015 period includes a $0.3 million loss on the liquidation of a foreign subsidiary in the 2015 period for which a tax benefit could not be recognized, partially offset by a $0.2 million expense in the 2014 period for a U.S. state audit that did not recur in 2015.

In July 2015 the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost sharing arrangement. We have reviewed this case and concluded that recording a tax benefit of $0.7 million during the three months ended September 30, 2015 was appropriate based on the opinion in the case. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Segment Results

The Research segment includes the costs of our research personnel who are responsible for writing the research and performing the webinars and inquiries for our RoleView product. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of our project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, we began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete at the end of 2014 such that the vast majority of project consulting has been and will continue to be delivered by the project consulting organization in 2015.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs (credits), other income and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2015
Research services revenues	$52,205	$—	$—	$52,205
Advisory services and events revenues	2,041	9,804	10,703	22,548
Total segment revenues	54,246	9,804	10,703	74,753
Segment expenses	7,918	12,711	6,811	27,440
Contribution margin (loss)	46,328	(2,907)	3,892	47,313
Year over year revenue change	2%	(10%)	(7%)	(1%)
Year over year expense change	(5%)	(2%)	(10%)	(5%)

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2014
Research services revenues	$50,622	$—	$—	$50,622
Advisory services and events revenues	2,310	10,925	11,506	24,741
Total segment revenues	52,932	10,925	11,506	75,363
Segment expenses	8,298	13,012	7,590	28,900
Contribution margin (loss)	44,634	(2,087)	3,916	46,463

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2015
Research services revenues	$156,667	$—	$—	$156,667
Advisory services and events revenues	12,763	31,454	31,867	76,084
Total segment revenues	169,430	31,454	31,867	232,751
Segment expenses	27,799	38,467	20,544	86,810
Contribution margin (loss)	141,631	(7,013)	11,323	145,941
Year over year revenue change	—	(16%)	28%	1%
Year over year expense change	(3%)	(5%)	4%	(2%)

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2014
Research services revenues	$153,737	$—	$—	$153,737
Advisory services and events revenues	15,161	37,573	24,910	77,644
Total segment revenues	168,898	37,573	24,910	231,381
Segment expenses	28,543	40,386	19,705	88,634
Contribution margin (loss)	140,355	(2,813)	5,205	142,747

Product segment revenues increased 2% during the three months ended September 30, 2015 and were flat during the nine months ended September 30, 2015 as compared to the prior year periods. Research services revenues increased 3% and 2% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods, and on a constant currency basis revenue growth in research services was approximately 7% and 6% during the three and nine months ended September 30, 2015, respectively, reflecting growth in both our research and data products. Advisory services and events revenues decreased $0.3 million during the three months ended September 30, 2015 due to small decreases in both data advisory and events revenues. Advisory services and events revenues decreased $2.4 million during the nine months ended September 30, 2015 due primarily to a $1.9 million decrease in events revenues to $7.8 million in the 2015 period compared to $9.7 million during the prior year period driven by a significant decline in sponsorship revenue. Product segment expenses decreased 5% and 3% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods, and on a constant currency basis decreased approximately 2% for the three months ended September 30, 2015 and were essentially flat for the nine months ended September 30, 2015. The decline on a dollar basis was due to a decline in compensation and benefits costs that was only partially offset by an increase in professional services expense for surveys.

Research segment revenues decreased 10% and 16% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due to the transition of the performance of project consulting services from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 2% and 5% during the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due primarily to a decrease in compensation and benefit costs resulting from a decrease in the number of employees in the Research segment related to the transition in the delivery of project consulting services to the Project Consulting segment.

Project Consulting segment revenues and expenses decreased 7% and 10%, respectively, during the three months ended September 30, 2015, compared to the prior year period.  The decrease in revenue during the three months ended September 30, 2015 was due to fewer consulting employees during the current year period due primarily to the reorganization in the first quarter of 2015, and to historically high revenues during the three months ended September 30, 2014 as compared to recent average amounts. The decrease in expenses during the three months ended September 30, 2015 was due to fewer consulting employees during the current year period and due to fewer billable expenses related to the decrease in revenue.  Project Consulting segment revenues and expenses increased 28% and 4%, respectively, during the nine months ended September 30, 2015, compared to the prior year period.  The increase in revenue during the nine months ended September 30, 2015 was due primarily to the transition of the performance of project consulting services from research personnel (in the Research segment) to consulting personnel and to an increase in the average headcount during the nine-month period. The increase in expenses during the nine months ended September 30, 2015 was due primarily to an increase in the average headcount during the nine-month period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the nine months ended September 30, 2015, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $28.2 million and $27.9 million during the nine months ended September 30, 2015 and 2014, respectively. The $0.3 million increase in cash provided from operations for the nine months ended September 30, 2015 is primarily attributable to a $2.7 million increase in net income which was mostly offset by lower cash generated from working capital due primarily to a decrease in cash from accounts receivable and deferred revenue (due in part to a shift in the timing of $10 million of contract renewals from December 2014 to the first quarter of 2015). We estimate that cash from operations for the full year 2015 will be comparable to the amount generated for the full year 2014.

During the nine months ended September 30, 2015 we used $6.2 million of cash from investing activities, consisting primarily of $4.2 million in net purchases of marketable investments and $2.3 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of equipment and software. During the nine months ended September 30, 2014, we generated $24.8 million of cash from investing activities, consisting primarily of $24.4 million in net maturities and sales of marketable investments and $1.5 million of distributions from our non-marketable investments, which were partially offset by $1.1 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software and leasehold improvements. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $24.9 million of cash from financing activities during the nine months ended September 30, 2015 primarily for $18.6 million of purchases of our common stock. In addition, we paid $9.2 million of dividends consisting of a $0.17 per share dividend in each of the first three quarters of 2015 and we received $2.9 million of proceeds from the exercise of stock options and our employee stock purchase plan during the nine months ended September 30, 2015. We used $68.7 million of cash from financing activities during the nine months ended September 30, 2014 primarily for $66.6 million of purchases of our common stock. In addition, we paid $9.1 million of dividends consisting of a $0.16 per share dividend in each of the first three quarters of 2014 and we received $6.8 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In both February and July of 2015 our board of directors increased our stock repurchase authorization by $25 million. As of September 30, 2015 our remaining stock repurchase authorization was approximately $39.1 million.

As of September 30, 2015, we had cash and cash equivalents of $45.6 million and marketable investments of $58.6 million. These balances include $32.4 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2015, our Board of Directors authorized an aggregate $460.0 million to purchase common stock under our stock repurchase program, including $25.0 million authorized in each of July 2015, February 2015, and April 2014. During the quarter ended September 30, 2015, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1 - July 31	42,133	$35.11
August 1 - August 31	111,748	$32.39
September 1 - September 30	56,000	$31.32
	209,881		$39,144

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

10.1	Settlement Agreement between Forrester Research B.V. and Dennis Van Lingen, dated September 29, 2015 (filed herewith)

10.2	Second Amendment to the Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer and Treasurer (Principal financial officer)

Date: November 6, 2015

Exhibit Index

Exhibit No.	Document

10.1	Settlement Agreement between Forrester Research B.V. and Dennis Van Lingen, dated September 29, 2015 (filed herewith)

10.2	Second Amendment to the Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)