Form 10-K
period 2015-12-31
FORRESTER RESEARCH, INC.
filed 2016-03-11
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $359,000,000.

As of March 7, 2016, 17,784,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2016 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, future growth rates and operating income, anticipated increases in, and productivity of, our sales force and headcount, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is a global independent research, data, and advisory services firm. We work with business and technology leaders to help them develop customer-obsessed strategies that drive growth. Forrester’s unique insights are grounded in annual surveys of more than 500,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.  Through proprietary research and data, custom consulting, exclusive executive peer groups and events, Forrester challenges the thinking of its clients and positions them to lead change in their organizations.

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

Industry Background

Enterprises and their employees struggle to remain both competitive and cost-efficient in an increasingly complex global business environment.  Technology changes and innovations occur at an increasingly rapid pace. Developing comprehensive and coordinated business strategies is increasingly difficult as consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

Consequently, companies and the professionals in the roles we serve must rely on external sources of expertise from information services firms that provide independent business advice spanning a variety of areas including but not limited to technology, business strategy, and customer behavior. We believe there is a need for objective research, data, advisory and related services that are thematic, prescriptive, and executable, and that provide a comprehensive perspective on the rapidly changing business environment.

Forrester’s® Strategy

Empowered customers are ushering in a new “Age of the Customer” that we believe will reshape the way organizations succeed and grow. Our differentiated strategy, products, and services are designed to help those enterprises satisfy their increasingly dynamic customer bases.

Driven by the Company’s strategy, we: 1) help our clients stay current with and understand their dynamic customers, 2) advise marketing and strategy executives such as Chief Marketing Officers as they seek to win those customers, and 3) work with technology management executives such as Chief Information Officers as they build systems to satisfy customers. Technology is moving from being a tool for managing and lowering operating costs to a means of generating market opportunities and revenue. Given this shift, today’s technology management professionals have two agendas — a traditional IT agenda of running internal systems, and a business technology (BT) agenda that provides the technology, systems, and processes to win, serve and retain customers.

Importantly, the three areas where Forrester works with its clients (understanding their customers, winning their customers, and building technology to serve their customers) are highly interrelated in the large organizations that Forrester serves.  This creates opportunities to sell add-on products and services to our existing clients. In addition, we believe our go to market strategy is unique, increasing our competitive differentiation.

Forrester’s solutions provide clients with more relevant fact-based insights, allowing them to make better informed decisions faster, to understand and manage the business dynamics most important to win, serve, and retain customers, and to help clients link their knowledge of customers, marketing efforts, and technology into a coherent plan.

Forrester’s Solution

The Company offers a broad set of products and services designed to help our clients win in the Age of the Customer. Our research, data, consulting, events and peer networks are used by our clients to:

•	Understand trends in consumer behavior and how to capitalize on those trends.
•	Benchmark their customer experience.
•	Plan strategies to improve their customer experience.
•	Develop customer-obsessed cultures that drive growth.
•	Assess potential new markets, competitors, products and services, and go-to-market strategies.
•	Anticipate technology-driven business model shifts.
•	Educate, inform, and align strategic decision-makers in their organizations.
•	Navigate technology purchases and implementation challenges and optimize technology investments, particularly in the BT space.
•	Capitalize on emerging technologies, especially in BT.

Our products and services focus on five market imperatives important to our clients and prospects in the Age of the Customer:

•	Transforming the customer experience.
•	Accelerating the organization’s digital business.
•	Embracing the mobile mind shift.
•	Turning business insights into action – how to use big data effectively.
•	Leveraging privacy to drive business growth.

Products and Services

We offer our clients a selection of products, services, and engagement opportunities. In the first quarter of 2016 we rebranded our products and services into five categories:  Forrester Research (our core research), Forrester Connect (our peer offerings), Forrester Data, Forrester Consulting, and Forrester Events.

Forrester Research

Forrester’s published research and decision tools enable clients to better anticipate and capitalize on the disruptive forces affecting their businesses and organizations.  We believe Forrester Research provides insights and frameworks to drive growth in a complex and dynamic market. Our primary syndicated research product, RoleView™, provides clients with access to our core syndicated research designed to inform their strategic decision-making. RoleView Research includes our Playbooks, a set of integrated reports, tools, and guidance for critical business initiatives, and our Reports, designed to deepen clients’ understanding of market, customer, and technology trends through data-driven reports, case studies, predictions, and strategic road maps.  Our syndicated research also includes The Forrester Wave,TM our primary mechanism for evaluating enterprise technologies. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave allows clients to compare products and develop a custom shortlist based on the client’s unique requirements.

In September 2015 we introduced a new Research package, Age of the Customer Research, which is closely aligned with our strategy of addressing our clients’ and prospects’ opportunities and challenges in the Age of the Customer. In addition to the Age of the Customer Research offering, our various RoleView Research offerings include BT (Business Technology) Research, M&S (Marketing and Strategy) Research, and TI (Technology Industry) Research, each consisting of a library of cross-linked documents that interconnect our playbooks, reports, data, product rankings, best practices, evaluation tools, and research archives. Research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts.

We also offer clients the opportunity to license electronic “reprints” of designated Research for posting to a client’s website(s) for a designated period of time to support a client’s marketing or business objectives.  Beginning in the first quarter of 2016, electronic reprints will be hosted on a new on-line platform that will enable interactive content and provide us with improved tracking of distribution of our intellectual propriety.

Research Methodology

We employ a structured methodology in our research that enables us to identify and analyze business technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We ascertain the issues important to our clients and prospects through thousands of interactions and surveys with vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on helping our clients increase their customer focus and grow their business. We use the following primary research inputs:

•	Our own proprietary data from our CX Index, Consumer Technographics, Business Technographics, and ForecastView products.
•	Confidential interviews with early adopters and mainstream users of new technologies.
•	In-depth interviews with business technology vendors and suppliers of related services.
•	Ongoing briefings with vendors to review current positions and future directions.
•	Continuous dialogue with our clients to identify business and technology opportunities in the marketplace.

Collaboration among research, product, data and consulting professionals is an integral part of our process, leading to higher-quality research and a unified perspective. In 2015 we combined our global research and product organizations to better support our client base by facilitating better research and product collaboration and quality, promoting a more uniform client experience and improved customer satisfaction, and encouraging innovation.

Clients subscribing to our Research offerings may choose between two membership levels:

•

Member Licenses.     Member Licenses include access to the written research, as well as Inquiry with analysts, one Event seat, and access to Forrester Webinars. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30 minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists. Forrester Events bring together executives and other participants for one or multi-day conferences to network with their peers and to hear business leaders discuss the issues and solutions most pertinent to their roles and responsibilities. Forrester Webinars are hour-long Web-based conferences on selected topics of interest to particular professional roles that typically are held several times a week.

•	Reader Licenses. Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our research specialists, who provide additional information about our research, methodologies, coverage areas, and sources. The research specialists are available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries.

Forrester Connect

The Forrester Connect offerings are designed to help clients connect with peers and Forrester’s products and professionals, and to coach executives to lead far-reaching change within their organizations.

Leadership Boards

Our Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients may participate in one or more Leadership Boards. Memberships are available to the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate RoleView Research offering, members of our Leadership Boards receive access to the following:

•	A private forum for members to test their thinking with peers through local and national meetings, one-to-one and group peer exchanges, and virtual community activities.
•	Advisors to challenge members’ thinking with insights drawn from peers, our Research, and our analyst community, all designed to help members drive business growth and lead change.
•	Membership-generated content that includes next and best practices as well as role-specific maturity benchmark data.

Executive Programs

Our Executive Programs provide CMOs and CIOs with personal coaches who help the executives and their teams establish and tackle their most important initiatives. Our Executive Programs also provide on-site strategy workshops, personalized research and analysis, access to Forrester experts, and custom data analytics to help executives understand and anticipate customer behavior.

Forrester Data

Our Data products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Data products and services or choose to have us conduct custom data analysis on their behalf. Our Data products and services include:

•

Forrester’s Customer Experience (CX) Index.    In 2014 we introduced our CX Index as a stand-alone set of products and services. The CX Index, which uses Forrester’s rigorous customer experience methodology, is a framework for assessing and measuring the quality of customer experience for 950 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience score, along with prioritization and simulations tools and a summary of insights provided by a Forrester analyst. We offer three packages of the Forrester CX Index, including a brand package that focuses exclusively on customer perception of the specific brand, an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors, and an add-on best-in-class package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build a CX Index scorecard and driver analysis.

•

Consumer Technographics®.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. Additionally, clients may have access to a Technographics data insights manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 60,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. Business Technographics’ clients may also have access to a dedicated data insights manager to assist in utilizing appropriate data to achieve desired outcomes.

•

ForecastView.    ForecastView is an ongoing data program that provides a detailed evaluation of market size, based on expert analysis and quantitative insights from our consumer and business surveys. We leverage Technographics demand-side data and supply-side metrics to help clients uncover new business opportunities. Each forecast consists of ten years of data: five historic, the current year and four years in the future. We offer global forecasts for e-commerce, digital marketing, and mobile markets and U.S. forecasts for applications and platforms markets. ForecastView clients may also have access to unlimited inquiry with ForecastView analysts to assist in utilizing appropriate data to support client business decisions.

Forrester Consulting

Our research-based advisory and project consulting services leverage our RoleView Research, Technographics and CX Index data to deliver focused insights and recommendations that assist clients with their challenges in developing and executing technology and business strategy, including customer experience and digital strategy, informing critical decisions and reducing business risk. Our consulting services help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, and business technology transformations. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create marketing collateral, and develop sales tools. We have a dedicated consulting organization to provide project consulting services to our clients, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

Forrester Events

We host multiple events in various locations in North America, Europe and Asia throughout the year. Events bring together executives and other participants serving or interested in the particular subject matter or professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and hear business leaders discuss business and technology issues of interest or significance to the professionals in attendance. Forrester Events focus on business imperatives of significant interest to our clients, including succeeding in the Age of the Customer, customer experience, digital transformation, and marketing leadership, and provide immersive experiences to challenge client’s thinking and help clients to lead change.

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. Our sales organization is organized into six groups based on client size, geography and market potential. Our Premier Group focuses on our largest vendor and end user clients across the globe; our Strategic Group focuses on mid-sized to large end user clients, and our Core Group focuses on small to mid-sized vendor and end user clients. Our European, Asia Pacific, and Emerging Markets Groups focus on both end user and vendor clients in their respective geographies.  We also sell our products and services through independent sales representatives in select international locations. We intend to continue to evolve our selling model to better serve our clients and prospects and drive profitable growth.

We employed 524 sales personnel as of December 31, 2015, an increase of 3% from 510 as of December 31, 2014. We also sell select Research products directly online through our website.

For information on our operating segments and our international operations, see Note 10 of the Notes to Consolidated Financial Statements included herein.

Our marketing activities are designed to enhance the Forrester brand, differentiate and promote Forrester products and solutions, improve the client experience, and drive growth.  We achieve these outcomes by combining the value of analytics, content, social media, public relations, and creative and field marketing, delivering multi-channel campaigns, Forrester Events, and high-quality digital journeys.

As of December 31, 2015, our products and services were delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2015 revenues.

Pricing and Contracts

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and events. We classify revenue from subscriptions to our RoleView Research, Leadership Boards and Executive Programs, and Data Products and Services as research services revenue. We classify revenue from Forrester Consulting and Forrester Events as advisory services and events revenue.

Contract pricing for annual memberships for research and/or other subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts for research and advisory services is a function of the number of licensed users, and the amount and type of advisory services. We periodically review and increase the list prices for our products and services.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 2% to $237.0 million at December 31, 2015 from $231.7 million at December 31, 2014.

Competition

We believe that the principal competitive factors in our industry include the following:

•	Comprehensive global data and insights on customer behavior.
•	The ability to offer products and services that meet the changing needs of organizations and executives for research, data, analysis, and advisory and consulting services.
•	Customer service.
•	Peer networking and other professional interaction opportunities.
•	Independent analysis and opinions.
•	Timely delivery of information.
•	The ability to leverage new technologies.
•	Price.

We believe that we compete favorably with respect to each of these factors for the following reasons:

•	Our differentiated Age of the Customer strategy and portfolio of complementary Age of the Customer products and services.
•	Our experience with and focus on emerging technologies, and providing research and executable advice on the impact of technologies on business.
•	Our research methodology and formats.

We compete principally in the market for research, data and advisory services and their application for client growth and success, with an emphasis on customer behavior and the impact of business technology on our clients’ business models and customer markets. Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as survey-based general market research firms, marketing agencies, general business consulting firms, providers of peer networking services and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our products and services. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2015, we employed a total of 1,345 persons, including 499 Research, Connect, Data and Consulting staff and 524 sales personnel.

Our culture emphasizes certain key values — including client service, courage, collaboration, integrity and quality — that we believe are critical to our future growth. We promote these values through training and frequent recognition for achievement. We encourage teamwork and promote and recognize individuals who foster these values. New employees participate in a three-day training process that focuses on our Age of the Customer strategy, our products and services, corporate culture, values and goals.

Item 1A.	Risk Factors

We operate in a rapidly changing and competitive environment that involves risks and uncertainties, certain of which are beyond our control. These risks and uncertainties could have a material adverse effect on our business and our results of operations and financial condition. These risks and uncertainties include, but are not limited to:

A Decline in Renewals or Demand for Our Membership-Based Research and Data Services.    Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing memberships for our Research, Data, and Leadership Boards products and services. Future declines in client retention, dollar retention, and enrichment, or failure to generate demand for and new sales of our membership-based products and services due to competition or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 30% of our total revenues in 2015 and 27% in 2014. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

Our Business may be Adversely Affected by the Economic Environment.    Our business is in part dependent on technology spending and is impacted by economic conditions. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in approximately 60 countries and approximately 23% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

We have undergone substantial internal reorganizations.    Beginning in 2013, we began to transition the provision of consulting services from our research personnel to consultants in our dedicated consulting organization and have hired additional consulting employees to build out this organization. At the same time, we hired additional quota carrying sales employees. In 2013, we created global research and product organizations to better collaborate and improve our client’s experience, and in 2015, we combined our research and product organizations into a global organization headed by a Chief Research and Product officer. We have incurred material expenses in connection with these actions. If we do not realize anticipated benefits from these actions, our results of operations and financial condition could be adversely effected.

The Ability to Attract and Retain Qualified Professional Staff.    Our future success will depend in large measure upon the continued contributions of our senior management team, research and data professionals, consultants, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. Our future success will also depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

Failure to Anticipate and Respond to Market Trends.    Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research, data, advisory services, and other related products and services to meet the changing needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

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

Competition.    We compete in the market for research, data, advisory, and related products and services with other independent providers of similar services, as well as survey-based general market research firms, marketing agencies, general business consulting firms, providers of peer networking services and digital media measurement services. Some of our competitors, such as Gartner and various global management consulting firms, have substantially greater financial, information-gathering, and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors may choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into our market, and new competitors could readily seek to compete against us in one or more market segments addressed by our products and services. Increased competition could adversely affect our operating results through pricing pressure and loss of market share.

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

Privacy Laws.  Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing.  Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

Fluctuations in Our Operating Results.    Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology and research, data and advisory services spending in the marketplace and general economic conditions.
•	The timing and size of new and renewal memberships for our products and services from clients.
•	The utilization of our advisory services by our clients.
•	The timing of revenue-generating events sponsored by us.
•	The introduction and marketing of new products and services by us and our competitors.
•	The hiring and training of new research and data professionals, consultants, and sales personnel.
•	Changes in demand for our research, data and advisory services.
•	Fluctuations in currency exchange rates.

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, acquisitions or strategic alliances by us, our competitors, or in the research, data and professional services industries generally, may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

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

Concentration of Ownership.    Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 45% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, data, marketing, sales, consulting, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London, Paris, New Delhi, and Singapore. Our San Francisco lease is for approximately 19,000 square feet, with a term that expires June 30, 2022. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021, with the right to terminate in 2017 with prior notice and payment of designated early termination fees and charges. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2014, quarterly dividends of $0.16 per common share were declared and paid in each of the four quarters during the year. During 2015, quarterly dividends of $0.17 per common share were declared and paid in each of the four quarters during the year. In February 2016 our Board of Directors declared an increase in our regular quarterly dividend to $0.18 per share that is payable on March 16, 2016. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 7, 2016 there were approximately 32 stockholders of record of our common stock. On March 7, 2016 the closing price of our common stock was $32.15 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2015 and December 31, 2014:

	2015		2014
	High	Low	High	Low
First Quarter	$39.90	$35.78	$39.97	$34.98
Second Quarter	$37.74	$33.06	$39.79	$34.09
Third Quarter	$37.23	$30.32	$39.89	$36.77
Fourth Quarter	$33.48	$28.25	$41.65	$36.75

Through 2015, our Board of Directors authorized an aggregate $460.0 million to purchase common stock under our stock repurchase program including $25.0 million authorized in each of July 2015, February 2015 and April 2014. As of December 31, 2015 we had repurchased approximately 15.0 million shares of common stock at an aggregate cost of $423.1 million.

During the quarter ended December 31, 2015 we repurchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
October 1 - October 31	72,701	$31.53
November 1 - November 30	—	$—
December 1 - December 31	—	$—
	72,701		$36,852

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2010 through December 31, 2015 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$210,268	$207,517	$202,843	$203,091	$191,495
Advisory services and events	103,458	104,545	94,807	89,940	91,840
Total revenues	313,726	312,062	297,650	293,031	283,335
Income from operations	18,827	18,213	21,833	30,760	36,716
Other income and gains (losses) on investments, net	493	176	(1,841)	1,394	231
Net income	$11,996	$10,865	$13,024	$26,296	$21,991
Basic income per common share	$0.67	$0.58	$0.62	$1.17	$0.97
Diluted income per common share	$0.66	$0.57	$0.61	$1.15	$0.95
Basic weighted average shares outstanding	17,927	18,713	20,861	22,500	22,666
Diluted weighted average shares outstanding	18,143	19,007	21,353	22,929	23,164

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$101,106	$104,535	$155,145	$242,656	$227,603
Working capital	15,274	26,298	78,991	155,278	158,370
Total assets	318,991	332,707	402,202	488,015	487,110
Deferred revenue	140,676	144,568	152,903	150,495	148,004
Total liabilities	191,689	191,105	197,540	190,808	196,960
Cash dividends declared	12,179	11,962	12,394	12,588	—

Cash dividends in 2015, 2014, 2013 and 2012 represent quarterly dividends of $0.17, $0.16, $0.15 and $0.14 per common share declared and paid during 2015, 2014, 2013 and 2012, respectively.

The following items impact the comparability of our consolidated data:

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

Overview

We derive revenues from memberships to, and sales of, our Research, Connect and Data products and services, performing advisory services and consulting projects, and hosting events. We offer contracts for our Research, Connect and Data products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for all personnel that produce and deliver our products and services, including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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
•

Agreement value — the total revenues recognizable from all contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2015.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Deferred revenue	$140.7	$144.6	$(3.9)	(3%)
Agreement value	$237.0	$231.7	$5.3	2%
Client retention	77%	76%	1	1%
Dollar retention	89%	88%	1	1%
Enrichment	98%	97%	1	1%
Number of clients	2,471	2,431	40	2%

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Deferred revenue	$144.6	$152.9	$(8.3)	(5%)
Agreement value	$231.7	$216.5	$15.2	7%
Client retention	76%	73%	3	4%
Dollar retention	88%	86%	2	2%
Enrichment	97%	97%	—	—
Number of clients	2,431	2,471	(40)	(2%)

Deferred revenue at December 31, 2015 decreased 3% compared to the prior year and on a constant currency basis was flat with the prior year, due to growth in contract bookings being offset by revenue growth and a small increase in future billings for current contracts as of December 31, 2015 compared to the prior year.  Agreement value at December 31, 2015 increased 2% compared to the prior year and on a constant currency basis increased 4%, representing an increase in contract bookings for the year.  Deferred revenue at December 31, 2014 decreased 5% compared to 2013 and on a constant currency basis decreased 3%, due to growth in contract bookings being offset by revenue growth.  Agreement value at December 31, 2014 increased 7% compared to the prior year on both an actual rate and constant currency basis, due to an increase in contract bookings for the year. Client retention and dollar retention rates have improved steadily through 2015 compared to 2013 levels. The 2013 rates were at multi-year lows due in part to the negative effects from the challenges associated with the implementation of a sales reorganization in early 2012, high sales employee attrition during 2013 and 2012, a difficult selling environment in Europe and weaker demand for our data subscription products in 2013, in part due to the phasing out of our standalone Tech Marketing Navigator data product.

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

•

Revenue Recognition.    We generate revenues from licensing memberships to, and sales of, our Research, Connect and Data products and services, performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the amount of revenue that is allocated to our Research, Connect and Data products that commence delivery on the first day of the contract is limited based on the contract price that would be refundable to the customer if the yet undelivered products were never delivered. We obtain the selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. The majority of our research services revenues, including our RoleView Research, Leadership Boards and Data subscription products, are recognized ratably over the term of the contract. Certain research services revenues, including revenues from sales of reprints and our customer experience index, are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Event revenues are recognized upon completion of the event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenues.

Annual subscriptions to our RoleView Research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Leadership Boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView Research and Leadership Boards are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period. Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Certain of our data subscription products also include advisory services and these contracts are accounted for as two units of accounting: 1) the data subscription and data advisor and 2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining data services.

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

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). Expected dividend yields are based on expectations of current and future dividends, if any. We are also required to estimate future forfeitures of stock-based awards for recognition of compensation expense, which we base on past experience and expectations of future forfeitures. We will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest. If our actual forfeiture rate is materially different from our estimates, or if our estimates of forfeitures are modified in a future period, the actual stock-based compensation expense could be significantly different from what we have recorded in the current period.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $3.6 million at December 31, 2015. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2015, we had $76.4 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30 as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2015 utilizing a qualitative assessment and concluded that the fair values of each of our reporting units more likely than not continues to exceed their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2015 consist primarily of acquired customer relationships and were valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2015, 2014 and 2013

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2015	2014	2013
Revenues:
Research services	67.0%	66.5%	68.1%
Advisory services and events	33.0	33.5	31.9
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.2	40.4	39.3
Selling and marketing	37.0	37.1	36.0
General and administrative	12.5	12.4	12.9
Depreciation	2.6	3.0	3.1
Amortization of intangible assets	0.3	0.7	0.8
Reorganization costs	1.4	0.6	0.6
Income from operations	6.0	5.8	7.3
Other income, net	0.2	0.2	0.2
Losses on investments, net	—	(0.1)	(0.8)
Income before income taxes	6.2	5.9	6.7
Income tax provision	2.4	2.4	2.3
Net income	3.8%	3.5%	4.4%

2015 compared to 2014

Revenues

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$313.7	$312.1	$1.6	1%
Revenues from research services	$210.3	$207.5	$2.8	1%
Revenues from advisory services and events	$103.5	$104.5	$(1.0)	(1%)
Revenues attributable to customers outside of the U.S.	$72.7	$79.6	$(6.9)	(9%)
Percentage of revenue attributable to customers outside of the U.S.	23%	26%	(3)	(12%)
Number of clients (at end of period)	2,471	2,431	40	2%
Number of events	15	15	—	—

Total revenues increased 1% during 2015 compared to 2014 and on a constant currency basis increased 4%. Revenues from customers outside of the U.S. decreased 9% during 2015 compared to the prior year; however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 4% and represented 26% of total revenues in 2015. On a constant currency basis, revenue growth in the Asia Pacific region and Europe was partially offset by a decline in Canada.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 1% during 2015 compared to the prior year and on a constant currency basis increased 5%, reflecting growth in our Research and Data products partially offset by a decline in revenue in our Connect products.  The increase in revenue for our Research and Data products is a result of an increase in related contract bookings in 2015, while the decrease in revenue for our Connect products is a result of a decrease in related contract bookings in 2015, due in part to a reduction in our Connect product offerings outside of the U.S.

Revenues from advisory services and events decreased 1% during 2015 compared to the prior year and on a constant currency basis increased 2%. The decrease was driven by a 20% decrease in Events revenues due to a significant decrease in sponsorship revenues during 2015.  The decrease in Events revenues was partially offset by a 2% increase in advisory and consulting revenue in 2015 due to an increase in related contract bookings and delivery of services in 2015.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$126.3	$126.2	$0.1	—
Cost of services and fulfillment as a percentage of total revenues	40.2%	40.4%	(0.2)	—
Service and fulfillment employees (at end of period)	584	604	(20)	(3%)

Cost of services and fulfillment expenses increased less than 1% in 2015 compared to 2014 and on a constant currency basis increased 3%.  Total compensation and benefits costs decreased approximately $0.2 million in 2015 compared to the prior year as lower salary and benefit costs, due to fewer employees in 2015, was partially offset by an increase in incentive bonus expense in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 32 of the employees were included in cost of services and fulfillment.  In addition, 2015 includes a $0.3 million increase in stock compensation costs and a $0.2 million increase in Events costs that were partially offset by lower professional service costs due to lower consulting outsourcing costs.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$116.1	$115.8	$0.3	—
Selling and marketing expenses as a percentage of total revenues	37.0%	37.1%	(0.1)	—
Selling and marketing employees (at end of period)	576	563	13	2%

Selling and marketing expenses increased less than 1% in 2015 compared to 2014 and on a constant currency basis increased 3%.  The increase in selling and marketing expenses during 2015 compared to the prior year is primarily due to a $0.3 million increase in compensation and benefit costs resulting from an increase in sales employees and annual merit increases. In addition, 2015 includes a $0.5 million increase in professional service costs that were offset by lower bad debt expense and a $0.2 million charge to terminate a contract with an independent sales representative during 2014 that did not recur in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 15 of the employees were included in selling and marketing.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 1% to 3% in 2016 as compared to 2015 as we anticipate productivity improvements in 2016.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$39.0	$38.6	$0.4	1%
General and administrative expenses as a percentage of total revenues	12.5%	12.4%	0.1	1%
General and administrative employees (at end of period)	185	184	1	1%

General and administrative expenses increased 1% in 2015 compared to 2014 and on a constant currency basis increased 4%. The increase in general and administrative expenses during 2015 compared to the prior year is primarily due to 1) a $1.5 million increase in compensation and benefits costs resulting from an increase in incentive bonus expense and annual merit increases and 2) a $0.6 million increase in stock based compensation expense.  These increases were partially offset by lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014.

Depreciation

Depreciation expense decreased by $1.1 million during 2015 compared to 2014.  The decrease was due to certain fixed assets becoming fully depreciated during 2015 as well as a $0.4 million immaterial out-of-period adjustment recorded during 2014 to correct an understatement error of depreciation expense of approximately $0.2 million in each of 2013 and 2012.

Amortization of Intangible Assets

Amortization expense decreased by $1.3 million during 2015 compared to 2014 due to a portion of our intangible assets becoming fully amortized at the end of 2014.

Reorganization Costs

During 2015 we incurred $3.2 million of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. We incurred an additional $0.3 million charge in the second quarter of 2015 related to this action primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

In addition, during the third quarter of 2015 we incurred $0.7 million of severance and related benefits for the reorganization of our Products Group, consisting of the termination of the chief product officer and related administrative staff, and the termination of a senior product leader with the intent to relocate this position to the U.S.  The responsibilities of the former chief product officer have been assumed by our chief research officer.  As a result of the change in leadership in the Products Group, we incurred an additional $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

The remaining $0.5 million of the severance and related benefit costs incurred but not paid during 2015 are expected to be paid in 2016.

During 2014 we incurred $1.8 million of severance and related costs for the termination of approximately 1% of our employees across various geographies and functions primarily to realign resources due to a new organizational structure implemented in late 2013. The costs under this plan were substantially paid by the end of 2014.

In March 2016 we implemented a reduction in our workforce of approximately 2% across various geographies and functions. The Company expects to incur pre-tax expenses of $1.0 million to $1.2 million in the first and second quarters of 2016 related principally to severance and related benefit costs for terminated employees.

Income from Operations

Income from operations increased $0.6 million or 3% during 2015 as compared to the prior year and increased to 6.0% of total revenues in 2015 from 5.8% in the prior year. The expansion in income from operations as a percentage of total revenues in 2015 was due to tight cost controls in 2015, as shown by headcount declining to 1,345 at December 31, 2015 from 1,351 employees at December 31, 2014.  The focus on cost controls during 2015 resulted in our operating expenses increasing by less than 1% compared to 2014, which was just under our revenue growth during 2015.  We expect income from operations as a percentage of total revenue to increase to 7.0% to 8.0% for the year ended December 31, 2016 due to a continued focus on cost control and the cost reductions that are expected from the 2% workforce reduction implemented in March of 2016.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency and remained essentially consistent during 2015 as compared to the prior year.

Losses on Investments, Net

Losses on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities, both of which were insignificant during 2015 and 2014.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.3	$7.5	$(0.2)	(3%)
Effective tax rate	37.9%	40.9%	(3.0)	(7%)

The decrease in the effective tax rate during 2015 as compared to the prior year is primarily due to a one-time $0.6 million benefit in 2015 for a change in tax legislation related to the U.S. Tax Court opinion in the “Altera” case as described below, and an immaterial out-of-period error recorded in 2014 that increased tax expense by $0.5 million.  The effect of these items were partially offset by the inclusion in 2015 of a $0.3 million loss on the liquidation of a foreign subsidiary in 2015 for which a tax benefit could not be recognized.

 In July 2015 the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We have reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting our cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

2014 compared to 2013

Revenues

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$312.1	$297.7	$14.4	5%
Revenues from research services	$207.5	$202.8	$4.7	2%
Revenues from advisory services and events	$104.5	$94.8	$9.7	10%
Revenues attributable to customers outside of the U.S.	$79.6	$78.7	$0.9	1%
Percentage of revenue attributable to customers outside of the U.S.	26%	26%	—	—
Number of clients (at end of period)	2,431	2,471	(40)	(2%)
Number of events	15	15	—	—

The 5% increase in revenues during 2014 compared to 2013 was driven by a 10% increase in advisory services and events revenues while research services revenues increased 2% during the period. Foreign exchange fluctuations had an insignificant effect on total revenue growth during 2014. While revenues from customers outside of the U.S. increased 1% during 2014 compared to the prior year, the percentage of revenues attributable to customers outside of the U.S. decreased by less than one percentage point during 2014 compared to the prior year. Foreign exchange fluctuations had an effect of decreasing foreign revenue growth in 2014 by approximately 1% compared to the prior year. We experienced stronger growth during 2014 in the U.S. region compared to outside of the U.S. Growth in the Asia Pacific region and Canada was partially offset by a revenue decline (on a constant currency basis) in the European region. The general economic conditions in Europe as well as sales leadership challenges contributed to a difficult selling environment in that region.

Research services revenues increased 2% during 2014 compared to the prior year, which is essentially consistent with the related contract bookings growth during this period. Revenues from our Data products declined by approximately $1.2 million in 2014 compared to 2013, the majority of which was due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in Data revenues was offset by growth in our Research revenues while our Connect revenues were essentially flat for the year.

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

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$126.2	$117.1	$9.1	8%
Cost of services and fulfillment as a percentage of total revenues	40.4%	39.3%	1.1	3%
Service and fulfillment employees (at end of period)	604	562	42	7%

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

Losses on Investments, Net

Losses on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. In 2014 we realized an approximate $0.4 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds, and realized approximately $0.1 million of gains from other investments. During 2013 we sold our portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million. In addition, in 2013 we realized an approximate $0.7 million loss from our equity method investments primarily from a decrease in the valuation of certain assets within the funds, and realized approximately $0.1 million of gains from other investments.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.5	$7.0	$0.5	8%
Effective tax rate	40.9%	34.9%	6.1	17%

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

Segment Results

The Research segment includes the costs of our research personnel who are responsible for writing the research and performing the webinars and inquiries for our Research and Connect products. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of our project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, we began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete by the end of 2014 such that the vast majority of project consulting has been and will continue to be delivered by the project consulting organization in 2015 and beyond.

The Product segment includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products. In addition, this segment includes the costs of our Data, Connect and Events organizations. Revenue in this segment includes all of our revenue (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,997	42,949	103,458
Total segment revenues	227,780	42,997	42,949	313,726
Segment expenses	38,615	51,510	27,320	117,445
Contribution margin (loss)	189,165	(8,513)	15,629	196,281
Year over year revenue change	—	(12%)	22%	1%
Year over year expense change	(2%)	(3%)	0%	(2%)

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545
Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009
Contribution margin (loss)	188,810	(4,649)	7,892	192,053
Year over year revenue change	3%	(16%)	100%	5%
Year over year expense change	8%	(9%)	73%	8%

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2013
Research services revenues	$202,843	$—	$—	$202,843
Advisory services and events revenues	19,376	57,865	17,566	94,807
Total segment revenues	222,219	57,865	17,566	297,650
Segment expenses	36,384	58,685	15,700	110,769
Contribution margin (loss)	185,835	(820)	1,866	186,881

Product segment revenues were flat during 2015 compared to the prior year. Research services revenues increased 1% during 2015 compared to the prior year and on a constant currency basis increased 5%, reflecting growth in our Research and Data products partially offset by a decline in revenue in our Connect products.  The increase in revenue for our Research and Data products is a result of an increase in related contract bookings in 2015, while the decrease in revenue for our Connect products is a result of a decrease in related contract bookings in 2015, due in part to a reduction in our Connect product offerings outside of the U.S. Advisory services and events revenues decreased $3.2 million during 2015 due primarily to a $2.6 million decrease in events revenues to $10.4 million in the 2015 period compared to $12.9 million during the prior year, driven by a significant decline in sponsorship revenue. Data advisory revenue decreased $0.7 million or 10% during 2015 compared to the prior year due primarily to lower outsource fees associated with the data consulting projects. Product segment expenses decreased 2% during 2015 compared to the prior year periods, and on a constant currency basis were essentially flat. The decline on a dollar basis was due to a decline in compensation and benefits costs due to lower headcount that was only partially offset by an increase in professional services expense for surveys.

Product segment revenues increased 3% during 2014 compared to the prior year. Research services revenues increased 2% during 2014 compared to the prior year, which is essentially consistent with the related contract bookings growth during this period. Revenues from our Data products declined by approximately $1.2 million in 2014 compared to 2013, the majority of which was due to the phasing out of our Tech Marketing Navigator product that began in 2013. The decline in Data revenues was offset by growth in our Research revenues while our Connect revenues remained essentially flat. Events revenues were $12.9 million during 2014 which were flat compared to the prior year. Data advisory revenues increased approximately $1.3 million in 2014 compared to the prior year, representing growth of 20%. Product segment expenses increased 8% during 2014 due primarily to a $3.1 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Research segment revenues decreased 12% and 16% during 2015 and 2014, respectively, compared to the prior year periods, due to the transition of the performance of project consulting services during 2015 and 2014 from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 3% and 9% during 2015 and 2014, respectively, compared to the prior year periods, due primarily to a decrease in compensation and benefit costs due to a decrease in the number of employees in the Research segment related to the transition in the delivery of project consulting services to the Project Consulting segment.

Project Consulting segment revenues increased 22% and 100% during 2015 and 2014, respectively, compared to the prior year periods, due primarily to the transition of the performance of project consulting services from research personnel in our Research segment to consulting personnel during 2015 and 2014. Project Consulting segment expenses were flat during 2015 and increased 73% during 2014 compared to the prior year periods.  The flat expenses during 2015 were due primarily to a $0.5 million increase in salaries and benefits that was offset by a decrease in outsourced costs. The 73% increase in expenses during 2014 was due primarily to a $10.0 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 67% of our revenues during 2015, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $32.5 million and $28.8 million during the years ended December 31, 2015 and 2014, respectively. The $3.7 million increase in cash provided from operations during 2015 is primarily attributable to a $7.8 million decrease in cash paid for income taxes during 2015 due to a decrease in the current component of income tax expense compared to 2014, partially offset by a $5.8 million decrease in cash generated from the change in accounts receivable and deferred revenue in 2015 compared to 2014, due primarily to an increase in unbilled amounts on contracts at December 31, 2015 compared to the prior year.

During 2015 we generated $2.8 million of cash from investing activities, consisting primarily of $6.4 million in net maturities of marketable investments partially offset by $3.9 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of equipment and software. We expect capital expenditures to be in the range of $3.0 million to $5.0 million during 2016. During 2014 we generated $24.8 million of cash from investing activities, consisting primarily of $24.7 million in net maturities of marketable investments and $1.5 million of distributions from our non-marketable investments, partially offset by $1.5 million of purchases of property and equipment. Property and equipment purchases during 2014 consisted primarily of software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $29.7 million of cash from financing activities during 2015 primarily due to $20.9 million of purchases of our common stock. In addition, during 2015 we paid $12.2 million of quarterly dividends consisting of a $0.17 per share dividend each quarter and we received $3.3 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $75.9 million of cash from financing activities during 2014 primarily due to $73.2 million of purchases of our common stock. In addition, during 2014 we paid $12.0 million of quarterly dividends consisting of a $0.16 per share dividend each quarter and we received $9.0 million of proceeds from the exercise of stock options and our employee stock purchase plan.

During 2015 our Board of Directors increased our stock repurchase authorization by $50 million. As of December 31, 2015 our remaining stock repurchase authorization was approximately $36.9 million.

As of December 31, 2015, we had cash and cash equivalents of $53.3 million and marketable investments of $47.8 million. These balances include $37.3 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2015, we had future contractual obligations as follows:

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating leases	$96,475	$10,461	$10,655	$10,544	$10,343	$9,943	$44,529
Purchase commitments	6,891	4,841	2,050	—	—	—	—
	$103,366	$15,302	$12,705	$10,544	$10,343	$9,943	$44,529

As of December 31, 2015 the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $1.9 million and was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

The following table provides information about our investment portfolio, for which all of the securities are denominated in U.S. dollar. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date.

Principal amounts by maturity dates (dollars in thousands):

	Years Ended December 31,
	2016	2017	2018
Corporate obligations	$19,305	$23,490	$4,980
Weighted average interest rates	0.64%	1.08%	1.25%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2014 and 2013, we incurred foreign currency exchange losses of $0.1 million and $0.4 million, respectively. Foreign exchange losses were insignificant during the year ended December 31, 2015. Historically, we have not entered into any hedging agreements as we have assessed our exposure to sudden changes in foreign currency exchange rates to be insignificant. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2015 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheet due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2016

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$53,331	$49,650
Marketable investments (Note 3)	47,775	54,885
Accounts receivable, net (Note 11)	67,355	67,429
Deferred commissions	13,529	13,754
Prepaid expenses and other current assets	15,737	22,277
Total current assets	197,727	207,995
Property and equipment, net (Note 11)	27,569	32,174
Goodwill (Note 2)	74,071	76,683
Intangible assets, net (Note 2)	2,334	3,382
Other assets	17,290	12,473
Total assets	$318,991	$332,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$525	$912
Accrued expenses and other current liabilities (Note 11)	41,252	36,217
Deferred revenue	140,676	144,568
Total current liabilities	182,453	181,697
Non-current liabilities (Note 11)	9,236	9,408
Total liabilities	191,689	191,105

Commitments (Note 6)

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,063 and 20,856 shares as of December 31, 2015 and 2014, respectively
Outstanding 17,752 and 18,153 shares as of December 31, 2015 and 2014, respectively	211	209
Additional paid-in capital	134,967	124,942
Retained earnings	117,135	117,318
Treasury stock - 3,311 and 2,703 shares as of December 31, 2015 and 2014, respectively, at cost	(120,185)	(99,254)
Accumulated other comprehensive loss	(4,826)	(1,613)
Total stockholders’ equity	127,302	141,602
Total liabilities and stockholders’ equity	$318,991	$332,707

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Research services	$210,268	$207,517	$202,843
Advisory services and events	103,458	104,545	94,807
Total revenues	313,726	312,062	297,650
Operating expenses:
Cost of services and fulfillment	126,261	126,199	117,061
Selling and marketing	116,081	115,753	107,073
General and administrative	39,041	38,584	38,280
Depreciation	8,192	9,325	9,268
Amortization of intangible assets	891	2,171	2,230
Reorganization costs	4,433	1,817	1,905
Total operating expenses	294,899	293,849	275,817
Income from operations	18,827	18,213	21,833
Other income, net	511	464	592
Losses on investments, net	(18)	(288)	(2,433)
Income before income taxes	19,320	18,389	19,992
Income tax provision	7,324	7,524	6,968
Net income	$11,996	$10,865	$13,024

Basic income per common share	$0.67	$0.58	$0.62

Diluted income per common share	$0.66	$0.57	$0.61

Basic weighted average common shares outstanding	17,927	18,713	20,861
Diluted weighted average common shares outstanding	18,143	19,007	21,353

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$11,996	$10,865	$13,024

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(3,187)	(3,977)	826
Net change in market value of investments	(26)	(90)	1,040
Other comprehensive income (loss)	(3,213)	(4,067)	1,866
Comprehensive income	$8,783	$6,798	$14,890

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity

Balance, December 31, 2012	31,451	$315	$389,362	$117,785	9,158	$(210,843)	$588	$297,207
Issuance of common stock under stock plans, including tax effects	724	7	17,111	—	—	—	—	17,118
Stock-based compensation expense	—	—	6,051	—	—	—	—	6,051
Repurchases of common stock	—	—	—	—	3,261	(118,210)	—	(118,210)
Retirement of treasury stock	(11,684)	(117)	(302,848)	—	(11,684)	302,965	—	—
Dividends paid on common shares	—	—	—	(12,394)	—	—	—	(12,394)
Net income	—	—	—	13,024	—	—	—	13,024
Net change in marketable investments, net of tax	—	—	—	—	—	—	1,040	1,040
Foreign currency translation	—	—	—	—	—	—	826	826
Balance, December 31, 2013	20,491	205	109,676	118,415	735	(26,088)	2,454	204,662

Issuance of common stock under stock plans, including tax effects	365	4	7,822	—	—	—	—	7,826
Stock-based compensation expense	—	—	7,444	—	—	—	—	7,444
Repurchases of common stock	—	—	—	—	1,968	(73,166)	—	(73,166)
Dividends paid on common shares	—	—	—	(11,962)	—	—	—	(11,962)
Net income	—	—	—	10,865	—	—	—	10,865
Net change in marketable investments, net of tax	—	—	—	—	—	—	(90)	(90)
Foreign currency translation	—	—	—	—	—	—	(3,977)	(3,977)
Balance, December 31, 2014	20,856	209	124,942	117,318	2,703	(99,254)	(1,613)	141,602

Issuance of common stock under stock plans, including tax effects	207	2	1,678	—	—	—	—	1,680
Stock-based compensation expense	—	—	8,347	—	—	—	—	8,347
Repurchases of common stock	—	—	—	—	608	(20,931)	—	(20,931)
Dividends paid on common shares	—	—	—	(12,179)	—	—	—	(12,179)
Net income	—	—	—	11,996	—	—	—	11,996
Net change in marketable investments, net of tax	—	—	—	—	—	—	(26)	(26)
Foreign currency translation	—	—	—	—	—	—	(3,187)	(3,187)
Balance, December 31, 2015	21,063	$211	$134,967	$117,135	3,311	$(120,185)	$(4,826)	$127,302

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$11,996	$10,865	$13,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write-offs	8,350	9,325	9,268
Amortization of intangible assets	891	2,171	2,230
Net losses from investments	18	288	2,433
Deferred income taxes	(985)	(7,526)	(4,529)
Stock-based compensation	8,347	7,444	6,051
Amortization of premium on investments	693	1,273	2,261
Foreign currency losses	38	141	385
Changes in assets and liabilities
Accounts receivable	(718)	9,140	(2,930)
Deferred commissions	225	(815)	(3,529)
Prepaid expenses and other current assets	1,431	620	607
Accounts payable	(357)	(82)	222
Accrued expenses and other liabilities	4,657	2,171	3,547
Deferred revenue	(2,120)	(6,220)	1,673
Net cash provided by operating activities	32,466	28,795	30,713
Cash flows from investing activities:
Purchases of property and equipment	(3,931)	(1,503)	(3,127)
Purchases of marketable investments	(20,587)	(35,386)	(44,667)
Proceeds from sales and maturities of marketable investments	26,960	60,112	105,086
Other investing activity	347	1,542	264
Net cash provided by investing activities	2,789	24,765	57,556
Cash flows from financing activities:
Dividends paid on common stock	(12,179)	(11,962)	(12,394)
Repurchases of common stock	(20,931)	(73,166)	(118,210)
Proceeds from issuance of common stock under employee equity incentive plans	3,347	8,969	17,387
Excess tax benefits from stock-based compensation	51	244	737
Payment of deferred acquisition consideration	—	—	(900)
Net cash used in financing activities	(29,712)	(75,915)	(113,380)
Effect of exchange rate changes on cash and cash equivalents	(1,862)	(2,127)	433
Net increase (decrease) in cash and cash equivalents	3,681	(24,482)	(24,678)
Cash and cash equivalents, beginning of year	49,650	74,132	98,810
Cash and cash equivalents, end of year	$53,331	$49,650	$74,132
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,425	$14,180	$9,358

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(1) Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or the “Company”) is a global independent research, data, and advisory services firm.  Forrester works with business and technology leaders to help them develop customer-obsessed strategies that drive growth. Forrester’s unique insights are grounded in annual surveys of more than 500,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.  Through proprietary research and data, custom consulting, exclusive executive peer groups and events, Forrester challenges the thinking of its clients and positions them to lead change in their organizations. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Out-of-Period Errors

During 2014 the Company recorded $0.3 million of pre-tax expenses ($0.2 million post tax) for out-of-period corrections, of which $0.4 million related to depreciation and $(0.1) million related to other immaterial amounts that related to prior periods. In addition, during 2014 the Company recorded $0.5 million of additional income tax expense for an out-of-period correction. The Company has concluded that these items are immaterial to the 2014 and prior period financial statements.

Fair Value Measurements

The Company has certain financial assets recorded at fair value which have been classified as either Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes, corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value, with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2015, 2014 and 2013, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

Concentrations of Credit Risk

Forrester has no off-balance sheet or significant concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, marketable investments, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 2% of revenues or accounts receivable in any of the periods presented.

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts, which are earned in the month that a contract is booked, are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30 as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2015, 2014 and 2013.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2015, 2014 and 2013.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. Non-current deferred rent liability at December 31, 2015 and 2014 was $6.4 million and $6.5 million, respectively, and results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2014 and 2013, Forrester recorded $0.1 million and $0.4 million of foreign exchange losses, respectively, in other income, net. Foreign exchange losses were insignificant for the year ended December 31, 2015.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at December 31, 2012	$(1,024)	$1,612	$588
Foreign currency translation	—	826	826
Unrealized loss on investments before reclassification, net of tax of $41	(111)	—	(111)
Reclassification adjustment for net losses realized in net income, net of tax of $691	1,151	—	1,151
Balance at December 31, 2013	16	2,438	2,454
Foreign currency translation	—	(3,977)	(3,977)
Unrealized loss on investments before reclassification, net of tax of $47	(84)	—	(84)
Reclassification adjustment for net gains realized in net income, net of tax of $8	(6)	—	(6)
Balance at December 31, 2014	(74)	(1,539)	(1,613)
Foreign currency translation before reclassification	—	(3,505)	(3,505)
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized loss on investments, net of tax of $20	(26)	—	(26)
Balance at December 31, 2015	$(100)	$(4,726)	$(4,826)

Reclassification adjustments for net gains (losses) are reported in losses on investments, net in the Consolidated Statements of Income.  The reclassification adjustment for the write-off of a foreign currency translation loss relates to the liquidation of a non-U.S. subsidiary during 2015 and is reported in reorganization costs in the Consolidated Statements of Income.

Revenue Recognition

Forrester generates revenues from memberships to, and sales of, its Research, Connect and Data products, performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenues are presented net of any sales or value added taxes that are collected from customers and remitted to the government. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the selling prices of its products and services based on an analysis of standalone sales of these products and services during the year or upon an analysis of the estimated selling price of products for which there are insufficient standalone sales. The majority of research services revenues, including RoleView Research, Leadership Boards and the Data subscription products, are recognized ratably over the term of the contract. Research services revenues such as reprints and the customer experience index are recognized as revenue when delivered. Advisory

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event revenues are recognized upon completion of the event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenue.

Annual subscriptions to our RoleView Research include access to all or a designated portion of our research, and depending on the type of license, membership in one or more of our Leadership Boards, unlimited phone or email analyst inquiry, unlimited participation in Forrester Webinars, and the right to attend one event. Contracts for RoleView Research and Leadership Boards are accounted for as two units of accounting: 1) the event ticket and 2) the remaining research services that are delivered throughout the contract period. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining research services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the year, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the membership period. Certain of the data subscription products also include advisory services and these contracts are accounted for as two units of accounting: 1) the data subscription and data advisor and 2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining data services. For all contracts entered into through January 2013, clients were offered a service guarantee, which gave them the right to cancel their contracts prior to the end of the contract term and receive a refund for unused products or services. As of February 1, 2013 the Company discontinued its policy of offering all clients a service guarantee.

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

	Years Ended December 31,
	2015	2014	2013
Cost of services and fulfillment	$4,573	$4,316	$3,585
Selling and marketing	1,152	1,132	1,136
General and administrative	2,622	1,996	1,330
Total	$8,347	$7,444	$6,051

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2015		2014		2013
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.59%	0.07%	1.69%	0.06%	0.85%	0.12%
Expected dividend yield	2.1%	1.9%	1.8%	2.0%	2.1%	1.9%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years	4.9 Years	0.5 Years
Expected volatility	24%	22%	26%	24%	36%	22%
Weighted average fair value	$6.15	$7.19	$7.91	$7.32	$9.21	$6.02

Dividend yields are based on the initiation of a regular quarterly dividend program approved by the Board of Directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closes

t to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2015 was $16.2 million, with a weighted average remaining recognition period of 2.5 years.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding	17,927	18,713	20,861
Weighted average common equivalent shares	216	294	492
Diluted weighted average common shares outstanding	18,143	19,007	21,353
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,237	587	658

New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 31, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method; however, it has determined that it will not elect to adopt the standard early. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

In November 2015 the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company adopted this standard as of December 31, 2015 and, accordingly, all deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets as of December 31, 2015. For additional information, please read Note 5 Income Taxes, to these consolidated financial statements.

(2) Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands).

			Project
	Products	Research	Consulting	Total
Balance at January 1, 2014	$2,560	$77,441	$—	$80,001
Translation adjustments	(106)	(3,212)	—	(3,318)
Balance at December 31, 2014	2,454	74,229	—	76,683
Translation adjustments	(83)	(2,529)	—	(2,612)
Balance at December 31, 2015	$2,371	$71,700	$—	$74,071

As of December 31, 2015, the Company had no accumulated goodwill impairment losses.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,270	$29,936	$2,334
Research content	3,583	3,583	—
Technology	1,507	1,507	—
Total	$37,360	$35,026	$2,334

	December 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,995	$29,613	$3,382
Research content	4,699	4,699	—
Technology	1,507	1,507	—
Trademarks	73	73	—
Total	$39,274	$35,892	$3,382

Amortization expense related to intangible assets was approximately $0.9 million, $2.2 million and $2.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2016	$831
Year ending December 31, 2017	781
Year ending December 31, 2018	722
Total	$2,334

(3) Marketable Investments

The following table summarizes the Company’s marketable investments, all of which are classified as available-for-sale (in thousands):

As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$47,939	$—	$(164)	$47,775

As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$55,005	$13	$(133)	$54,885

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2015.

	FY 2016	FY 2017	FY 2018	Total
Corporate obligations	$19,305	$23,490	$4,980	$47,775

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$45,748	$158	$2,027	$6

As of December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$38,175	$133	$—	$—

Realized gains or losses on sales of the Company’s available-for-sale securities were not significant for the years ended December 31, 2015 and 2014. During 2013 the Company sold its entire portfolio of auction rate securities (par value $11.0 million) for a realized loss of $1.9 million that is included in losses on investments, net in the Consolidated Statements of Income.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$325	$—	$—	$325
Corporate obligations	—	47,775	—	47,775
Total	$325	$47,775	$—	$48,100

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,794	$—	$—	$1,794
Corporate obligations	—	54,885	—	54,885
Total	$1,794	$54,885	$—	$56,679

(1)	Included in cash and cash equivalents.

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

(4) Non-Marketable Investments

At December 31, 2015 and 2014, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $3.6 million and $3.8 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of the Company’s investments, with a book value of $0.4 million and $0.7 million at December 31, 2015 and 2014, respectively, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the years ended December 31, 2014 and 2013, the Company recorded losses from its non-marketable investments of $(0.3) million and $(0.6) million, respectively, which are included in losses on investments, net in the Consolidated Statements of Income. During the year ended December 31, 2015 losses from non-marketable investments were insignificant. During the years ended December 31, 2015, 2014 and 2013, gross distributions of $0.1 million, $1.5 million and $0.4 million, respectively, were received from the funds.

(5) Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$11,347	$12,939	$13,557
Foreign	7,973	5,450	6,435
Total	$19,320	$18,389	$19,992

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$5,103	$11,644	$8,286
State	1,252	2,239	1,624
Foreign	1,954	1,167	1,587
Total current	8,309	15,050	11,497
Deferred:
Federal	(723)	(6,470)	(3,935)
State	(232)	(1,095)	(562)
Foreign	(30)	39	(32)
Total deferred	(985)	(7,526)	(4,529)
Income tax provision	$7,324	$7,524	$6,968

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	4.0	4.2	3.4
Foreign tax rate differential	(2.7)	(3.2)	(4.9)
Stock option compensation deduction	2.5	2.6	2.0
Non-deductible expenses	1.7	1.1	2.4
Change in valuation allowance	(0.7)	(1.0)	0.5
Change in tax legislation	(3.1)	—	—
Foreign tax credits	—	—	(3.7)
Out-of-period adjustment	—	2.5	—
Other, net	1.2	(0.3)	0.2
Effective tax rate	37.9%	40.9%	34.9%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2015 the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We have reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting our cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. This benefit is included in the change in tax legislation line in the table above. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2015	2014
Non-deductible reserves and accruals	$9,795	$10,164
Net operating loss and other carryforwards	7,862	9,070
Stock compensation	5,900	5,086
Depreciation and amortization	813	—
Other assets	490	838
Gross deferred tax asset	24,860	25,158
Less - valuation allowance	(1,534)	(1,565)
Sub-total	23,326	23,593
Depreciation and amortization	—	(799)
Goodwill amortization	(5,097)	(5,224)
Deferred commissions	(5,344)	(5,399)
Net deferred tax asset	$12,885	$12,171

In November 2015 the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability.  The Company adopted the new standard as of December 31, 2015. Deferred tax assets and liabilities for all years prior to 2015 continue to be classified under the prior standard that required net deferred taxes to be classified as either current and noncurrent based on the guidelines in the prior standard.  Long-term net deferred tax assets were $13.1 million as of December 31, 2015 and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $0.2 million as of December 31, 2015 and are included in non-current liabilities in the Consolidated Balance Sheets. Current net deferred tax assets and net long-term deferred tax assets were $4.6 million and $7.9 million, respectively, as of December 31, 2014 and are included in prepaid and other current assets and other assets, respectively, in the Consolidated Balance Sheets. Current net deferred tax liabilities and net long-term deferred tax liabilities were $0.2 million and $0.1 million as of December 31, 2014 and are included in other current liabilities and non-current liabilities, respectively, in the Consolidated Balance Sheets.

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

As of December 31, 2015 and 2014, the Company maintained a valuation allowance of approximately $1.5 million and $1.6 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and U.S. capital losses.

As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $3.0 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire in 2020.

The Company also has foreign net operating loss carryforwards of approximately $22.1 million, which can be carried forward indefinitely. Approximately $4.4 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the Company had U.S. federal and state capital loss carryforwards of $1.1 million, of which $0.7 million expires in 2016 and $0.4 million expires in 2018.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Deferred tax valuation allowance at January 1	$1,565	$2,200	$2,086
Additions	150	17	801
Deductions	(134)	(574)	(712)
Translation adjustments	(47)	(78)	25
Deferred tax valuation allowance at December 31	$1,534	$1,565	$2,200

During the years ended December 31, 2015 and 2013, the Company recognized approximately $0.2 million and $0.3 million, respectively, of net tax deficiencies from tax deductions less than book deductions resulting from employee stock option exercises. Net tax benefits were insignificant for the year ended December 31, 2014. The net tax deficiencies were recorded as a decrease to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $18.9 million as of December 31, 2015. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Unrecognized tax benefits at January 1	$2,136	$2,012	$1,844
Additions for tax positions of prior years	36	6	414
Reductions for tax positions of prior years	—	—	(256)
Additions for tax positions of current year	46	121	19
Settlements	(303)	—	—
Lapse of statute of limitations	—	—	—
Translation adjustments	(5)	(3)	(9)
Unrecognized tax benefits at December 31	$1,910	$2,136	$2,012

As of December 31, 2015, the total amount of unrecognized tax benefits totaled approximately $1.9 million, all of which if recognized, would decrease our effective tax rate in a future period. It is not expected that a significant amount of unrecognized tax benefits would be recognized within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the Company had $0.2 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2009, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. During 2014 the Internal Revenue Service completed the audit of the Company’s 2011 consolidated Federal income tax return and there were no material adjustments. The Company is currently under audit by the Internal Revenue Service for the Company’s amended 2010 consolidated Federal income tax return and anticipates that the audit will be completed by mid-year 2016. In addition, the Company recently received notification from a state challenging approximately $0.8 million of tax benefits recorded during 2015 and prior years.  As of December 31, 2015, there is no reserve recorded.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Commitments

As of December 31, 2015, Forrester had future contractual obligations as follows for operating leases (in thousands):

2016	$10,461
2017	10,655
2018	10,544
2019	10,343
2020	9,943
Thereafter	44,529
Total minimum lease payments	$96,475

The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Aggregate rent expense was $16.0 million, $15.9 million and $15.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Treasury Stock

Through 2015, Forrester’s Board of Directors has authorized an aggregate $460.0 million to purchase common stock under its stock repurchase program including $25.0 million authorized in each of February and July 2015. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2015 the Company had repurchased approximately 15.0 million shares of common stock at an aggregate cost of $423.1 million.

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

Dividends

During the years ended December 31, 2015, 2014 and 2013, the Company declared and paid four quarterly dividends of $0.17, $0.16 and $0.15 per share each quarter, respectively, amounting to $0.68 per share or $12.2 million, $0.64 per share or $12.0 million and $0.60 per share or $12.4 million, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Plans

Forrester maintains the following four equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1996 Equity Incentive Plan (the “1996 Plan”), the 2006 Stock Option Plan for Directors, as amended (the “2006 Directors’ Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Directors’ Plan”). Upon approval of the 2006 Plan and the 2006 Directors’ Plan by stockholders, no future awards under the 1996 Plan and 1996 Directors’ Plan could be granted or issued. In addition, upon approval of an amendment to the 2006 Plan by stockholders in 2012, no future awards under the 2006 Directors’ Plan could be granted or issued. The 2006 Plan expires in May 2016.

The 2006 Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 4,350,000 shares authorized in the 2006 Plan, 80,000 shares returned from the 2006 Directors’ Plan and up to 2,500,000 shares returned from the 1996 Plan. Under the terms of the 2006 Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. Options and RSUs granted under the 2006 Plan immediately vest upon certain events, as described in the 2006 Plan. As of December 31, 2015, approximately 0.8 million shares were available for future grant of awards under the 2006 Plan.

The 1996 Plan provided for the issuance of stock-based awards, including ISOs and NSOs, to purchase up to 13,500,000 shares of common stock. Under the terms of the 1996 Plan, ISOs were not granted at less than fair market value on the date of grant (and in no event less than par value). ISO grants to holders of 10% of the combined voting power of all classes of Forrester stock were required to be granted at an exercise price not less than 110% of the fair market value at the date of grant. Options generally vested ratably over two to four years and expire after 10 years and were sometimes subject to performance conditions in addition to the passage of time. At December 31, 2015, an aggregate of 8,500 options previously granted under the 1996 Plan remain outstanding and are fully vested.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. Prior to the 2012 annual stockholders meeting when the 2006 Directors’ Plan was terminated, each non-employee director who became a director between annual meetings of stockholders was entitled to receive an option to purchase 6,000 shares of common stock and, following each annual meeting of stockholders, each non-employee director was entitled to receive an option to purchase a specified number of shares of common stock, in all cases at an exercise price equal to the fair market value on the date of grant. Prior to 2011, the annual grant was an option for 12,500 shares of common stock and, in 2011, an option for 12,000 shares of common stock. These options vest in four equal annual installments, with the first installment vested on the date of grant in the case of a new director award or upon the anniversary of the applicable annual meeting of stockholders. As of December 31, 2015, approximately 0.2 million options remain outstanding and are fully vested under the 2006 Directors’ Plan.

Options issued under the 1996 Directors’ Plan were granted at an exercise price equal to the fair market value of the common stock at the time of grant, each year immediately following Forrester’s annual stockholders’ meeting. These options vested in four equal installments on the first, second, third, and fourth anniversaries of the date of grant. At December 31, 2015, an aggregate of 12,500 options previously granted under the 1996 Directors’ Plan remain outstanding and are fully vested.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity for the year ended December 31, 2015 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2014	1,954	$33.81
Granted	462	33.70
Exercised	(67)	28.76
Forfeited	(178)	35.01
Outstanding at December 31, 2015	2,171	$33.84	6.78	$701
Exercisable at December 31, 2015	1,101	$32.30	4.99	$673
Vested and expected to vest at December 31, 2015	2,059	$33.76	6.66	$699

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $0.4 million, $2.3 million and $6.1 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2015, 2014 and 2013 was $31.50, $36.67 and $34.58, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $4.6 million, $3.5 million and $2.4 million during 2015, 2014 and 2013, respectively.

RSU activity for the year ended December 31, 2015 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	433	$35.64
Granted	258	31.50
Vested	(134)	35.30
Forfeited	(53)	35.12
Unvested at December 31, 2015	504	$33.67

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 0.7 million shares of common stock and as of December 31, 2015 approximately 0.2 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one-year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2015	25	$31.98
August 31, 2015	25	$26.87
February 28, 2014	23	$27.83
August 31, 2014	21	$30.55

(8) Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $4.1 million, $4.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(9) Reorganization

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. The Company recorded $3.2 million of severance and related costs for this action. In addition, the Company incurred an additional $0.3 million charge related to the action primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

In the third quarter of 2015 the Company implemented a reorganization of its Products Group and incurred $0.7 million of severance and related benefits for the termination of the chief product officer and related administrative staff  and the termination of a senior product leader with the intent to relocate this position to the U.S.  The responsibilities of the former chief product officer have been assumed by the Company’s chief research officer.  In addition, as a result of the change in leadership in the Products Group, the Company incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

Approximately $0.5 million of the severance and related benefit costs incurred during 2015 are expected to be paid in 2016.

During the year ended December 31, 2014 the Company terminated approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure implemented in late 2013. The Company incurred $1.8 million of severance and related costs for this action.

During the year ended December 31, 2013 the Company incurred $1.9 million of severance and related costs for the elimination of 31 jobs or approximately 2.5% of its workforce worldwide to streamline operations.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the reorganization accrual during the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2013	$121	$—	$—	$121
Additions	1,817	—	—	1,817
Cash payments	(1,820)	—	—	(1,820)
Accrual at December 31, 2014	118	—	—	118
Additions	3,173	334	926	4,433
Cash payments	(3,250)	(9)	(336)	(3,595)
Non-cash charge	—	(318)	(157)	(475)
Accrual at December 31, 2015	$41	$7	$433	$481

(10) Operating Segment and Enterprise Wide Reporting

The Research segment includes the costs of the Company’s research personnel who are responsible for writing the research and performing the webinars and inquiries for the Company’s Research and Connect products. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of the Company’s project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment. During 2013, the Company began to transition the delivery of project consulting to a dedicated project consulting organization. The transition was essentially complete at the end of 2014 such that the vast majority of project consulting has been and will continue to be delivered by the project consulting organization in 2015 and beyond.

The Product segment includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products. In addition, this segment includes the costs of the Company’s Data, Connect and Events organizations. Revenue in this segment includes all revenue for the Company (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about reportable segments (in thousands):

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,997	42,949	103,458
Total segment revenues	227,780	42,997	42,949	313,726
Segment expenses	38,615	51,510	27,320	117,445
Contribution margin (loss)	189,165	(8,513)	15,629	196,281
Selling, marketing, administrative and other expenses				(172,130)
Amortization of intangible assets				(891)
Reorganization costs				(4,433)
Other income and losses on investments				493
Income before income taxes				$19,320

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545
Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009
Contribution margin (loss)	188,810	(4,649)	7,892	192,053
Selling, marketing, administrative and other expenses				(169,852)
Amortization of intangible assets				(2,171)
Reorganization costs				(1,817)
Other income and losses on investments				176
Income before income taxes				$18,389

			Project
	Products	Research	Consulting	Consolidated
Year Ended December 31, 2013
Research services revenues	$202,843	$—	$—	$202,843
Advisory services and events revenues	19,376	57,865	17,566	94,807
Total segment revenues	222,219	57,865	17,566	297,650
Segment expenses	36,384	58,685	15,700	110,769
Contribution margin (loss)	185,835	(820)	1,866	186,881
Selling, marketing, administrative and other expenses				(160,913)
Amortization of intangible assets				(2,230)
Reorganization costs				(1,905)
Other income and losses on investments				(1,841)
Income before income taxes				$19,992

Net long-lived tangible assets by location as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
United States	$24,914	$28,558
United Kingdom	1,176	1,625
Europe (excluding United Kingdom)	381	329
Other	1,098	1,662
Total	$27,569	$32,174

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	2015	2014	2013
United States	$241,025	$232,440	$218,900
Europe (excluding United Kingdom)	24,607	30,257	30,956
United Kingdom	16,815	16,804	16,293
Canada	14,424	17,089	16,995
Other	16,855	15,472	14,506
Total	$313,726	$312,062	$297,650

	2015	2014	2013
United States	77%	74%	74%
Europe (excluding United Kingdom)	8%	10%	10%
United Kingdom	5%	5%	5%
Canada	5%	6%	6%
Other	5%	5%	5%
Total	100%	100%	100%

(11) Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2015 and 2014 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2015	2014
Computers and equipment	$18,177	$17,785
Computer software	23,899	22,399
Furniture and fixtures	8,527	8,627
Leasehold improvements	25,560	25,815
Total property and equipment	76,163	74,626
Less accumulated depreciation	48,594	42,452
Total	$27,569	$32,174

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Payroll and related benefits	$29,902	$24,038
Taxes	2,564	2,050
Other	8,786	10,129
Total	$41,252	$36,217

Non-current Liabilities

Non-current liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Deferred tax liability	$204	$97
Deferred rent	6,436	6,501
Other	2,596	2,810
Total	$9,236	$9,408

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$188	$254	$404
Provision for doubtful accounts	106	320	189
Write-offs	(141)	(386)	(339)
Balance, end of year	$153	$188	$254

(12) Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$75,187	$82,811	$74,753	$80,975
Income from operations	$(715)	$10,093	$5,341	$4,108
Net income (loss)	$(224)	$5,750	$4,450	$2,020

Basic income (loss) per common share	$(0.01)	$0.32	$0.25	$0.11
Diluted income (loss) per common share	$(0.01)	$0.31	$0.25	$0.11

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$73,071	$82,947	$75,363	$80,681
Income from operations	$20	$7,080	$4,925	$6,188
Net income	$(66)	$4,289	$3,043	$3,599

Basic income per common share	$—	$0.23	$0.17	$0.20
Diluted income per common share	$—	$0.23	$0.16	$0.19

(13) Subsequent Event

In March 2016 the Company implemented a reduction in its workforce of approximately 2% across various geographies and functions. The Company expects to incur pre-tax expenses of $1.0 million to $1.2 million in the first and second quarters of 2016 related principally to severance and related benefit costs for terminated employees. All costs under this plan are expected to be paid during 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management believes that as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The Company has determined to reduce its workforce by approximately 2% across various geographies and functions. Notification to affected persons commenced March 8, 2016 and is expected to be completed by March 31, 2016.  The Company expects to incur pre-tax expenses of $1.0 million to $1.2 million in the first and second quarters of 2016 related principally to severance and related benefit costs for terminated employees.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 7, 2016.

Name	Age	Position
George F. Colony	62	Chairman of the Board, Chief Executive Officer
Clifford Condon	52	Chief Research and Product Officer
Michael A. Doyle	60	Chief Financial Officer and Treasurer
Gail S. Mann, Esq.	64	Chief Legal Officer and Secretary
Victor Milligan	52	Chief Marketing Officer
Michael Morhardt	52	Chief Sales Officer
Steven Peltzman	47	Chief Business Technology Officer
Lucia Luce Quinn	62	Chief People Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Clifford Condon became Forrester’s Chief Research and Product Officer in August 2015.  Previously, he served as Chief Research Officer from October 2013 until assuming his current role and as Vice President, Events, responsible for Forrester’s global events business from August 2012 to September 2013, Vice President, Research Strategy and Innovation from January 2010 to July 2012, and Vice President, Marketing and Strategy Research from 2007-2009. Mr. Condon joined Forrester in 1997.

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

Our Code of Business Conduct and Ethics covers all employees, officers and directors, including our principal executive, financial and accounting officers. A copy of our Code of Business Conduct and Ethics can be found on our web site,  www.forrester.com .

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics, that relates to a substantive amendment or material departure from a provision of the Code, by posting such information on our Internet website at  www.forrester.com . We also intend to satisfy the disclosure requirements of the Nasdaq Stock Market regarding waivers of the Code of Business Conduct and Ethics by posting such information on our Internet website at  www.forrester.com .

The remainder of the response to this item is contained in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2016 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2015, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)			(c)
	Number of Securities		(b)	Number of Securities Remaining
	to be Issued Upon Exercise		Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,		Price of Outstanding options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Warrants and Rights	Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,674,990	(1)	$33.84	996,510	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	2,674,990		$33.84	996,510

(1)	Includes 504,287 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)

Includes, as of December 31, 2015, 773,407 shares available for issuance under our Amended and Restated 2006 Equity Incentive Plan and 223,103 shares that are available for issuance under our Amended and Restated Employee Stock Purchase Plan.

The shares available under our Amended and Restated 2006 Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2016 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2016 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 28.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 33 hereof.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.

3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.

3.3(14)	Amended and Restated By-Laws of Forrester Research, Inc.

4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.

10.1+(16)	Registration Rights and Non-Competition Agreement

10.2+(5)	1996 Amended and Restated Equity Incentive Plan, as amended

10.3+(22)	Amended and Restated Employee Stock Purchase Plan

10.4+(6)	1996 Amended and Restated Stock Option Plan for Non-Employee Directors

10.5+(23)	Amended and Restated 2006 Equity Incentive Plan

10.6+(19)	Stock Option Plan for Directors, as amended

10.7+(8)	Form of Stock Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.8+(9)	Form of Performance-Based Option Certificate (1996 Amended and Restated Equity Incentive Plan)

10.9+(10)	Form of Director’s Option Certificate (1996 Amended and Restated Stock Option Plan for Non-Employee Directors)

10.10+(11)	Form of Incentive Stock Option Certificate (2006 Equity Incentive Plan)

10.11+(11)	Form of Non-Qualified Stock Option Certificate (2006 Equity Incentive Plan)

10.12+(12)	Form of Performance-Based Option Certificate (2006 Equity Incentive Plan)

10.13+(17)	Form of Performance-Based Restricted Stock Unit Award Agreement (2006 Equity Incentive Plan)

10.14+(12)	Form of Director’s Option Certificate (2006 Stock Option Plan for Directors)

10.15+(14)	Form of Restricted Stock Unit Award Agreement (Amended and Restated 2006 Equity Incentive Plan)

10.16+(13)	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated 2006 Equity Incentive Plan)

10.17+(25)	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.18+(25)	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.19+(25)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.20+(25)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated 2006 Equity Incentive Plan)

10.21+(18)	Amended and Restated Executive Cash Incentive Plan

10.22+(12)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.23+(24)	Amended and Restated Employment Agreement between Forrester Research B.V. and Dennis van Lingen effective as of October 1, 2013

10.24+(7)	Settlement Agreement between Forrester Research B.V. and Dennis van Lingen dated September 29, 2015

10.25+(26)	Employment Offer Letter from the Company to Michael Morhardt dated October 5, 2012

10.26+(27)	Forrester Research, Inc. Executive Severance Plan

10.27(20)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.28(21)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.29(20)

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.30(22)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.31(24)	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.32(24)	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.33(24)	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.34(24)	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

10.35 (7)	Second Amendment to Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company.

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
+	Denotes management contract or compensation arrangements.
(1)	Filed herewith.
(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated herein by reference.
(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated herein by reference.
(4)	Intentionally omitted.
(5)	Filed as an Exhibit to Forrester’s Annual Report on 10-K for the year ended December 31, 2004 (File No. 000-21433) and incorporated herein by reference.
(6)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-21433) and incorporated herein by reference.
(7)	Filed as an exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-21433).

(8)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21433) and incorporated herein by reference.
(9)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-21433) and incorporated herein by reference.
(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-21433) and incorporated herein by reference.
(11)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433) and incorporated herein by reference.
(12)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.
(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-21433) and incorporated herein by reference.
(14)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21433) and incorporated herein by reference.
(15)	Intentionally omitted.
(16)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.
(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.
(18)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on March 22, 2013 (File No. 000-21433) and incorporated herein by reference.
(19)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 000-21433) and incorporated herein by reference.
(20)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.
(21)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.
(22)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.
(23)	Filed as an Exhibit to Forrester’s Proxy Statement on Schedule 14A filed March 26, 2012 (File No. 000-21433) and incorporated herein by reference.
(24)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-21433) and incorporated herein by reference.
(25)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-21433) and incorporated herein by reference.
(26)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-21433) and incorporated herein by reference.
(27)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on May 5, 2014 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 11, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2016

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 11, 2016

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2016

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 11, 2016

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 11, 2016

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 11, 2016

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 11, 2016

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 11, 2016