Form 10-Q
period 2016-03-31
FORRESTER RESEARCH, INC.
filed 2016-05-10
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 4, 2016 17,827,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$78,654	$53,331
Marketable investments (Note 3)	41,356	47,775
Accounts receivable, net	49,351	67,355
Deferred commissions	13,316	13,529
Prepaid expenses and other current assets	18,713	15,737
Total current assets	201,390	197,727
Property and equipment, net	26,946	27,569
Goodwill	74,992	74,071
Intangible assets, net	2,165	2,334
Other assets	17,426	17,290
Total assets	$322,919	$318,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,289	$525
Accrued expenses and other current liabilities	27,371	41,252
Deferred revenue	154,805	140,676
Total current liabilities	183,465	182,453
Non-current liabilities	9,254	9,236
Total liabilities	192,719	191,689

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,112 and 21,063 shares as of March 31, 2016 and December 31, 2015, respectively
Outstanding - 17,801 and 17,752 shares as of March 31, 2016 and December 31, 2015, respectively	211	211
Additional paid-in capital	138,180	134,967
Retained earnings	115,222	117,135
Treasury stock - 3,311 shares as of March 31, 2016 and December 31, 2015, at cost	(120,185)	(120,185)
Accumulated other comprehensive loss	(3,228)	(4,826)
Total stockholders’ equity	130,200	127,302
Total liabilities and stockholders’ equity	$322,919	$318,991

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Research services	$53,248	$51,858
Advisory services and events	24,153	23,329
Total revenues	77,401	75,187
Operating expenses:
Cost of services and fulfillment	31,123	30,761
Selling and marketing	30,404	29,631
General and administrative	9,973	9,758
Depreciation	1,965	2,107
Amortization of intangible assets	209	221
Reorganization costs	1,015	3,424
Total operating expenses	74,689	75,902
Income (loss) from operations	2,712	(715)
Other income (expense), net	(328)	282
Losses on investments, net	-	(19)
Income (loss) before income taxes	2,384	(452)
Income tax provision (benefit)	1,095	(228)
Net income (loss)	$1,289	$(224)

Basic income (loss) per common share	$0.07	$(0.01)

Diluted income (loss) per common share	$0.07	$(0.01)

Basic weighted average common shares outstanding	17,762	18,058

Diluted weighted average common shares outstanding	17,925	18,058

Cash dividends declared per common share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$1,289	$(224)

Other comprehensive income (loss), net of taxes:
Foreign currency translation	1,481	(3,000)
Net change in market value of investments	117	98
Other comprehensive income (loss)	1,598	(2,902)
Comprehensive income (loss)	$2,887	$(3,126)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$1,289	$(224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,965	2,107
Amortization of intangible assets	209	221
Net losses from investments	-	19
Deferred income taxes	(177)	109
Stock-based compensation	2,135	2,186
Amortization of premium on investments	107	187
Foreign currency (gains) losses	464	(166)
Changes in assets and liabilities
Accounts receivable	18,138	16,802
Deferred commissions	213	785
Prepaid expenses and other current assets	(3,001)	(5,449)
Accounts payable	763	(13)
Accrued expenses and other liabilities	(14,150)	(7,984)
Deferred revenue	13,582	7,702
Net cash provided by operating activities	21,537	16,282
Cash flows from investing activities:
Purchases of property and equipment	(1,144)	(948)
Purchases of marketable investments	(2,206)	(14,552)
Proceeds from sales and maturities of marketable investments	8,710	8,578
Other investing activity	(20)	204
Net cash provided by (used in) investing activities	5,340	(6,718)
Cash flows from financing activities:
Dividends paid on common stock	(3,201)	(3,069)
Repurchases of common stock	-	(5,723)
Proceeds from issuance of common stock under employee equity incentive plans	1,182	1,349
Excess tax benefits from stock-based compensation	14	20
Net cash used in financing activities	(2,005)	(7,423)
Effect of exchange rate changes on cash and cash equivalents	451	(1,623)
Net increase in cash and cash equivalents	25,323	518
Cash and cash equivalents, beginning of period	53,331	49,650
Cash and cash equivalents, end of period	$78,654	$50,168

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2016 may not be indicative of the results for the year ending December 31, 2016, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	1,481	1,481
Unrealized gain on investments, net of tax of $76	117	—	117
Balance at March 31, 2016	$17	$(3,245)	$(3,228)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation	—	(3,000)	(3,000)
Unrealized gain on investments, net of tax of $62	98	—	98
Balance at March 31, 2015	$24	$(4,539)	$(4,515)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

As of March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$41,328	$34	$(6)	$41,356

As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$47,939	$-	$(164)	$47,775

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three months ended March 31, 2016 or 2015.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of March 31, 2016 (in thousands).

	FY 2016	FY 2017	FY 2018	Total
Corporate obligations	$10,591	$25,738	$5,027	$41,356

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of March 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$11,763	$5	$3,026	$1

As of December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$45,748	$158	$2,027	$6

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,124	$—	$—	$7,124
Corporate obligations	—	41,356	—	41,356
Total	$7,124	$41,356	$—	$48,480

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$325	$—	$—	$325
Corporate obligations	—	47,775	—	47,775
Total	$325	$47,775	$—	$48,100

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At March 31, 2016 and December 31, 2015, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $3.6 million and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.4 million at March 31, 2016 and December 31, 2015, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three months ended March 31, 2016 and 2015, and are included in losses on investments, net in the Consolidated Statements of Income (Loss). During the three months ended March 31, 2016 no distributions were received from the funds. During the three months ended March 31, 2015, gross distributions of $0.1 million were received from the funds.

Note 5 — Reorganization

In the first quarter of 2016, the Company implemented a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company recorded $1.0 million of severance and related costs for this action during the three months ended March 31, 2016 and expects to incur an additional $0.1 million during the three months ended June 30, 2016. All costs under this plan are expected to be paid during 2016.

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. The Company recorded $3.4 million of severance and related costs for this action during the three months ended March 31, 2015.

The following table rolls forward the activity in the reorganization accrual for the three months ended March 31, 2016 (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2015	41	7	433	481
Additions	1,011	-	4	1,015
Cash payments	(164)	(7)	(436)	(607)
Accrual at March 31, 2016	$888	$-	$1	$889

Note 6 — Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive.

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average common shares outstanding	17,762	18,058
Weighted average common equivalent shares	163	-
Diluted weighted average common shares outstanding	17,925	18,058
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,736	2,052

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2016 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2015	2,171	$33.84
Granted	30	31.81
Exercised	(19)	26.34
Forfeited	(109)	36.02
Outstanding at March 31, 2016	2,073	$33.77	6.40	$3,148
Exercisable at March 31, 2016	1,110	$32.44	4.61	$2,763
Vested and expected to vest at March 31, 2016	1,968	$33.70	6.27	$3,102

Restricted stock unit activity for the three months ended March 31, 2016 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	504	$33.67
Granted	5	30.03
Vested	(2)	36.43
Forfeited	(24)	34.30
Unvested at March 31, 2016	483	$33.59

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of services and fulfillment	$1,194	$1,237
Selling and marketing	314	334
General and administrative	627	615
Total	$2,135	$2,186

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.52%	0.47%	1.37%	0.11%
Expected dividend yield	2.3%	2.3%	1.8%	1.8%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	27%	25%	22%
Weighted average fair value	$5.53	$7.06	$7.48	$7.93

Dividends

In the three months ended March 31, 2016, the Company declared and paid a dividend of $0.18 per share or $3.2 million in the aggregate. In the three months ended March 31, 2015, the Company declared and paid a dividend of $0.17 per share or $3.1 million in the aggregate. In April 2016, the Company declared a dividend of $0.18 per share payable on June 22, 2016 to shareholders of record as of June 8, 2016.

Treasury Stock

As of March 31, 2016 Forrester’s Board of Directors had authorized an aggregate $460.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. The Company did not repurchase shares of common stock in the three months ended March 31, 2016. In the three months ended March 31, 2015, the Company repurchased 0.2 million shares of common stock at an aggregate cost of $5.7 million. From the inception of the program through March 31, 2016, Forrester repurchased 15.0 million shares of common stock at an aggregate cost of $423.1 million.

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

Income tax expense for the three months ended March 31, 2016 was $1.1 million resulting in an effective tax rate of 46% for the period. Income tax benefit for the three months ended March 31, 2015 was $0.2 million resulting from losses of $0.5 million in the period. Income tax expense increased by $1.3 million during the three months ended March 31, 2016 compared to the prior year period due primarily to a $2.8 million increase in income before taxes during the current year period. Due to the low amount of income before taxes during the three months ended March 31, 2016, the effective tax rate is not considered meaningful or representative of the full year effective tax rate. For the full year 2016 the Company anticipates that its effective tax rate will be approximately 40%.

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

The Project Consulting segment includes the costs of the consultants that deliver the majority of the Company’s project consulting services. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income (expense), and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended March 31, 2016
Research services revenues	$53,248	$—	$—	$53,248
Advisory services and events revenues	2,701	10,586	10,866	24,153
Total segment revenues	55,949	10,586	10,866	77,401
Segment expenses	8,878	13,337	6,780	28,995
Contribution margin (loss)	47,071	(2,751)	4,086	48,406
Selling, marketing, administrative and other expenses				(44,470)
Amortization of intangible assets				(209)
Reorganization costs				(1,015)
Other income (expense) and losses on investments				(328)
Income (loss) before income taxes				$2,384

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended March 31, 2015
Research services revenues	$51,858	$—	$—	$51,858
Advisory services and events revenues	2,467	10,327	10,535	23,329
Total segment revenues	54,325	10,327	10,535	75,187
Segment expenses	8,349	12,948	6,960	28,257
Contribution margin (loss)	45,976	(2,621)	3,575	46,930
Selling, marketing, administrative and other expenses				(44,000)
Amortization of intangible assets				(221)
Reorganization costs				(3,424)
Other income (expense) and losses on investments				263
Income (loss) before income taxes				$(452)

Note 10 — Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method; however it has determined that it will not elect to adopt the standard early. The Company is currently evaluating the potential changes from this standard to its future financial reporting and disclosures.

In February 2016 the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

In March 2016 the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this standard may have on its financial reporting and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, data and leadership board products and services, our ability to fulfill existing or generate new project consulting engagements, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, our ability to realize anticipated benefits from internal reorganizations, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, and possible variations in our quarterly operating results. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We derive revenues from licensing memberships to, and sales of, our Research, Connect and Data products and services, performing advisory services and consulting projects, and hosting events. We offer contracts for our Research, Connect and Data products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for all personnel that produce and deliver our products and services including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Deferred revenue	$154.8	$150.4	$4.4	3%
Agreement value	$240.5	$232.9	$7.6	3%
Client retention	77%	79%	(2)	(3%)
Dollar retention	88%	90%	(2)	(2%)
Enrichment	97%	97%	—	—
Number of clients	2,477	2,464	13	1%

Deferred revenue at March 31, 2016 increased 3% compared to the prior year. The increase in deferred revenue is reflective of the fact that contract bookings have exceeded revenue growth on a trailing twelve month (constant currency) basis. Agreement value increased 3% at March 31, 2016 compared to the prior year and on a constant currency basis increased 5%.  The increase in agreement value is due to increased demand for our products and services. Client retention and dollar retention rates, while essentially consistent with the period ending December 31, 2015, have declined since their recent highs achieved during 2015.  Enrichment rates have remained essentially consistent during the past two years.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The financial results for the three months ended March 31, 2016 included in this report differ from those included in our earnings release issued April 27, 2016 in that the financial results in this report reflect lower  operating expenses in the amount of $450,000 ($275,000 after tax).  On May 6, 2016 we received updated information from the management company at our Cambridge, MA facility indicating that the operating expenses at the facility for the year ended December 31, 2015 had changed from their prior estimate.  This resulted in (1) an increase in income from operations from the previously announced $2,262,000 to $2,712,000, (2) an increase in income tax provision from the previously announced $920,000 to $1,095,000, and (3) an increase in net income from the previously announced $1,014,000 to $1,289,000 and a corresponding increase in basic and diluted net income per share from the previously announced $0.06 to $0.07.  This change had the same effect on our pro forma income from operations and our pro forma diluted net income per share.

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Research services	68.8%	69.0%
Advisory services and events	31.2	31.0
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.2	40.9
Selling and marketing	39.3	39.4
General and administrative	12.9	13.0
Depreciation	2.5	2.8
Amortization of intangible assets	0.3	0.3
Reorganization costs	1.3	4.6
Income (loss) from operations	3.5	(1.0)
Other income (expense), net	(0.4)	0.4
Losses on investments, net	—	—
Income (loss) before income taxes	3.1	(0.6)
Income tax provision (benefit)	1.4	(0.3)
Net income (loss)	1.7%	(0.3)

Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$77.4	$75.2	$2.2	3%
Revenues from research services	$53.2	$51.9	$1.3	3%
Revenues from advisory services and events	$24.2	$23.3	$0.9	4%
Revenues attributable to customers outside of the U.S.	$17.9	$17.2	$0.7	4%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of clients (at end of period)	2,477	2,464	13	1%
Number of events	—	2	(2)	(100%)

Total revenues increased 3% during the three months ended March 31, 2016 compared to the prior year period and increased 4% on a constant currency basis. Revenues from customers outside of the U.S. increased 4% compared to the prior year period, however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 9% and represented 24% of total revenues. On a constant currency basis, revenue growth in the Asia Pacific region and Europe was partially offset by a decline in Canada.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 3% during the three months ended March 31, 2016 compared to the prior year period and on a constant currency basis increased 4%, reflecting growth in our Research products, essentially flat revenues in our Data products and a decline in our Connect products.

Revenues from advisory services and events increased 4% during the three months ended March 31, 2016 compared to the prior year period and the fluctuation in currency rates did not significantly affect the revenue growth rate for the period. The increase in advisory services and events revenues for the three months March 31, 2016 was due to an increase in both Advisory and Consulting revenues which were partially offset by a decrease in Events revenues.  The decrease in Events revenues was due to a shift in the timing of our events in 2016 such that no events were held during the first quarter of 2016 compared to two events held in the first quarter of 2015.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$31.1	$30.8	$0.3	1%
Cost of services and fulfillment as a percentage of total revenues	40.2%	40.9%	(0.7)	(2%)
Service and fulfillment employees (at end of period)	575	566	9	2%

Cost of services and fulfillment expenses increased 1% during the three months ended March 31, 2016 compared to the prior year period and on a constant currency basis increased 2%. The increase in dollars was primarily due to a $0.7 million increase in professional services costs related to outsourced fees and a $0.3 million increase in compensation and benefit costs compared to the prior year period. These increases were partially offset by a decrease in event expenses of $0.4 million due to no events being held in the first quarter of 2016 compared to two events held during the prior year period.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$30.4	$29.6	$0.8	3%
Selling and marketing expenses as a percentage of total revenues	39.3%	39.4%	(0.1)	—
Selling and marketing employees (at end of period)	565	555	10	2%

Selling and marketing expenses increased 3% during the three months ended March 31, 2016 compared to the prior year period and increased 4% on a constant currency basis. The increase in dollars during the three months ended March 31, 2016 was primarily due to (1) a $0.6 million increase in compensation and benefit costs resulting from an increase in sales employees and annual merit increases compared to the prior year period and (2) an increase in travel and entertainment costs.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 1% to 3% in 2016 as compared to 2015 as we anticipate productivity improvements in 2016.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.0	$9.8	$0.2	2%
General and administrative expenses as a percentage of total revenues	12.9%	13.0%	(0.1)	(1%)
General and administrative employees (at end of period)	182	184	(2)	(1%)

General and administrative expenses increased 2% during the three months ended March 31, 2016 compared to the prior year period and on a constant currency basis increased 3%.  The increase in dollars was primarily due to higher professional services fees partially offset by a decrease in compensation and benefits costs.

Depreciation

Depreciation expense remained essentially consistent during the three months ended March 31, 2016 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three months ended March 31, 2016 compared to the prior year period.

Reorganization Costs

During the three months ended March 31, 2016 we incurred $1.0 million of severance and related benefits for a reduction in our workforce of approximately 2% of employees across various geographies and functions. We expect to incur an additional $0.1 million of severance and related costs in the second quarter of 2016 related to this plan. All costs under this plan are expected to be paid during 2016.

During the three months ended March 31, 2015 we incurred $3.4 million of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees, or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income (expense), net during the three months ended March 31, 2016 is due to foreign currency losses of approximately $0.5 million during the current year quarter versus foreign currency gains of $0.2 million during the prior year quarter.

Losses on Investments, Net

Gains (losses) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Activity within the funds was insignificant during the 2016 and 2015 periods.

Provision (Benefit) for Income Taxes

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$1.1	$(0.2)	$1.3	(580%)
Effective tax rate	45.9%	50.4%	(4.5)	(9%)

Income tax expense increased by $1.3 million during the three months ended March 31, 2016 compared to the prior year period due primarily to a $2.8 million increase in income before taxes during the current year period.  Due to the low amount of income (loss) before taxes during the three months ended March 31, 2016 and 2015, the effective tax rate is not considered meaningful or representative of the full year effective tax rate.  For the full year 2016 we anticipate that our effective tax rate will be approximately 40%.

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

The Project Consulting segment includes the costs of the consultants that deliver the majority of our project consulting services. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income (expense), and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended March 31, 2016
Research services revenues	$53,248	$—	$—	$53,248
Advisory services and events revenues	2,701	10,586	10,866	24,153
Total segment revenues	55,949	10,586	10,866	77,401
Segment expenses	8,878	13,337	6,780	28,995
Contribution margin (loss)	47,071	(2,751)	4,086	48,406
Year over year revenue change	3%	3%	3%	3%
Year over year expense change	6%	3%	(3%)	3%

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended March 31, 2015
Research services revenues	$51,858	$—	$—	$51,858
Advisory services and events revenues	2,467	10,327	10,535	23,329
Total segment revenues	54,325	10,327	10,535	75,187
Segment expenses	8,349	12,948	6,960	28,257
Contribution margin (loss)	45,976	(2,621)	3,575	46,930

Product segment revenues increased 3% during the three months ended March 31, 2016 as compared to the prior year period. Research services revenues increased 3% during the three months ended March 31, 2016 compared to the prior year period and on a constant currency basis increased 4%, reflecting growth in our Research products, essentially flat revenues in our Data products and a decline in our Connect products. Advisory services and events revenues increased $0.2 million during the three months ended March 31, 2016 due to a $1.1 million increase in data advisory that was partially offset by a $0.9 million decrease in events revenues as we did not hold any events in the first quarter of 2016 compared to two events in the first quarter of 2015. Product segment expenses increased 6% during the three months ended March 31, 2016 compared to the prior year period due to a $0.7 million increase in compensation and benefit costs which were partially offset by lower event expenses.

Research segment revenues increased 3% during the three months ended March 31, 2016 as compared to the prior year period, reflecting an increase in both advisory and consulting revenue. Research segment expenses increased by 3% during the three months ended March 31, 2016 compared to the prior year period due primarily to a $0.4 million increase in compensation and benefit costs.

Project Consulting segment revenues increased 3% during the three months ended March 31, 2016 as compared to the prior year period while expenses decreased 3% during the period.   The decrease in expenses of $0.2 million during the three months ended March 31, 2016 was due to lower compensation and benefit costs due to fewer consulting employees during the current year period, which were partially offset by higher outsourced costs related to the consulting projects delivered during the quarter.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 69% of our revenues during the three months ended March 31, 2016, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $21.5 million and $16.3 million during the three months ended March 31, 2016 and 2015, respectively. The $5.3 million increase in cash provided from operations for the three months ended March 31, 2016 is primarily attributable to a $1.5 million increase in net income and a $3.7 million increase in cash generated from working capital.  The increase in cash from working capital was due primarily to an increase in cash generated from accounts receivable and deferred revenue that was partially offset by an increase in the use of cash for accrued expenses due primarily to increased payments of accrued incentive bonuses during the three months ended March 31, 2016.

During the three months ended March 31, 2016 we generated $5.3 million of cash from investing activities, consisting primarily of $6.5 million in net proceeds from sales and maturities of marketable investments partially offset by $1.1 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of equipment and software. During the three months ended March 31, 2015, we used $6.7 million of cash from investing activities, consisting primarily of $6.0 million in net purchases of marketable investments and $0.9 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $2.0 million of cash from financing activities during the three months ended March 31, 2016 primarily for payment of a quarterly dividend of $3.2 million, at $0.18 per share, which was partially offset by $1.2 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $7.4 million of cash from financing activities during the three months ended March 31, 2015 primarily for $5.7 million of purchases of our common stock. In addition, we paid a quarterly dividend of $3.1 million, at $0.17 per share, and we received $1.3 million of proceeds from the exercise of stock options and our employee stock purchase plan. As of March 31, 2016 our remaining stock repurchase authorization was approximately $36.9 million.

As of March 31, 2016, we had cash and cash equivalents of $78.7 million and marketable investments of $41.4 million. These balances include $44.6 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 10, 2016

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