Form 10-Q
period 2016-06-30
FORRESTER RESEARCH, INC.
filed 2016-08-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 4, 2016 18,060,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,856	$53,331
Marketable investments (Note 3)	57,673	47,775
Accounts receivable, net	42,714	67,355
Deferred commissions	11,576	13,529
Prepaid expenses and other current assets	14,208	15,737
Total current assets	195,027	197,727
Property and equipment, net	25,833	27,569
Goodwill	74,444	74,071
Intangible assets, net	1,933	2,334
Other assets	18,837	17,290
Total assets	$316,074	$318,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$694	$525
Accrued expenses and other current liabilities	30,648	41,252
Deferred revenue	138,597	140,676
Total current liabilities	169,939	182,453
Non-current liabilities	9,436	9,236
Total liabilities	179,375	191,689

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,258 and 21,063 shares as of June 30, 2016 and December 31, 2015, respectively
Outstanding - 17,947 and 17,752 shares as of June 30, 2016 and December 31, 2015, respectively	213	211
Additional paid-in capital	141,869	134,967
Retained earnings	119,456	117,135
Treasury stock - 3,311 shares as of June 30, 2016 and December 31, 2015, at cost	(120,185)	(120,185)
Accumulated other comprehensive loss	(4,654)	(4,826)
Total stockholders’ equity	136,699	127,302
Total liabilities and stockholders’ equity	$316,074	$318,991

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Research services	$55,023	$52,604	$108,271	$104,462
Advisory services and events	32,798	30,207	56,951	53,536
Total revenues	87,821	82,811	165,222	157,998
Operating expenses:
Cost of services and fulfillment	34,417	32,560	65,540	63,321
Selling and marketing	29,335	28,481	59,739	58,112
General and administrative	10,300	9,276	20,273	19,034
Depreciation	2,076	2,096	4,041	4,203
Amortization of intangible assets	210	224	419	445
Reorganization costs	11	81	1,026	3,505
Total operating expenses	76,349	72,718	151,038	148,620
Income from operations	11,472	10,093	14,184	9,378
Other income (expense), net	473	(99)	145	183
Gains (losses) on investments, net	(54)	10	(54)	(9)
Income before income taxes	11,891	10,004	14,275	9,552
Income tax provision	4,431	4,254	5,526	4,026
Net income	$7,460	$5,750	$8,749	$5,526

Basic income per common share	$0.42	$0.32	$0.49	$0.31

Diluted income per common share	$0.41	$0.31	$0.49	$0.30

Basic weighted average common shares outstanding	17,863	18,007	17,812	18,033

Diluted weighted average common shares outstanding	18,145	18,268	18,035	18,314

Cash dividends declared per common share	$0.18	$0.17	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$7,460	$5,750	$8,749	$5,526

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(1,429)	1,067	52	(1,933)
Net change in market value of investments	3	(51)	120	47
Other comprehensive income (loss)	(1,426)	1,016	172	(1,886)
Comprehensive income	$6,034	$6,766	$8,921	$3,640

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net income	$8,749	$5,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,041	4,203
Amortization of intangible assets	419	445
Net losses from investments	54	9
Deferred income taxes	(1,409)	(1,514)
Stock-based compensation	3,761	3,661
Amortization of premium on investments	187	381
Foreign currency losses	147	70
Changes in assets and liabilities
Accounts receivable	24,445	24,353
Deferred commissions	1,953	2,769
Prepaid expenses and other current assets	892	(511)
Accounts payable	189	(195)
Accrued expenses and other liabilities	(10,891)	(7,268)
Deferred revenue	(1,915)	(7,168)
Net cash provided by operating activities	30,622	24,761
Cash flows from investing activities:
Purchases of property and equipment	(2,318)	(1,678)
Purchases of marketable investments	(23,902)	(18,575)
Proceeds from sales and maturities of marketable investments	14,025	12,478
Other investing activity	(35)	266
Net cash used in investing activities	(12,230)	(7,509)
Cash flows from financing activities:
Dividends paid on common stock	(6,428)	(6,126)
Repurchases of common stock	—	(11,786)
Proceeds from issuance of common stock under employee equity incentive plans	4,147	1,906
Excess tax benefits from stock-based compensation	70	31
Net cash used in financing activities	(2,211)	(15,975)
Effect of exchange rate changes on cash and cash equivalents	(656)	(764)
Net increase in cash and cash equivalents	15,525	513
Cash and cash equivalents, beginning of period	53,331	49,650
Cash and cash equivalents, end of period	$68,856	$50,163

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results for the year ending December 31, 2016, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments - for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	52	52
Unrealized gain on investments, net of tax of $79	120	—	120
Balance at June 30, 2016	$20	$(4,674)	$(4,654)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2016	$17	$(3,245)	$(3,228)
Foreign currency translation	—	(1,429)	(1,429)
Unrealized gain on investments, net of tax of $3	3	—	3
Balance at June 30, 2016	$20	$(4,674)	$(4,654)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation before reclassification	—	(2,251)	(2,251)
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized gain on investments, net of tax of $29	47	—	47
Balance at June 30, 2015	$(27)	$(3,472)	$(3,499)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2015	$24	$(4,539)	$(4,515)
Foreign currency translation before reclassification	—	749	749
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized loss on investments, net of tax of $33	(51)	—	(51)
Balance at June 30, 2015	$(27)	$(3,472)	$(3,499)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

As of June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$57,639	$50	$(16)	$57,673

As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$47,939	$—	$(164)	$47,775

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three and six months ended June 30, 2016 or 2015.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of June 30, 2016 (in thousands).

	FY 2016	FY 2017	FY 2018	Total
Corporate obligations	$9,071	$34,789	$13,813	$57,673

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of June 30, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$20,531	$16	$—	$—

As of December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$45,748	$158	$2,027	$6

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$866	$—	$—	$866
Corporate obligations	—	57,673	—	57,673
Total	$866	$57,673	$—	$58,539

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$325	$—	$—	$325
Corporate obligations	—	47,775	—	47,775
Total	$325	$47,775	$—	$48,100

(1)	Included in cash and cash equivalents.

Level 2 assets consist of the Company’s entire portfolio of corporate obligations. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Note 4 — Non-Marketable Investments

At June 30, 2016 and December 31, 2015, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $3.6 million and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.4 million at June 30, 2016 and December 31, 2015, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains and losses from non-marketable investments were insignificant during the three and six months ended June 30, 2016 and 2015, and are included in gains (losses) on investments, net in the Consolidated Statements of Income. No distributions were received from the funds during the six months ended June 30, 2016. During the six months ended June 30, 2015, distributions of $0.1 million were received from the funds.

Note 5 — Reorganization

In the first quarter of 2016, the Company implemented a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company recorded $1.0 million of severance and related costs for this action during the three months ended March 31, 2016. All costs under this plan are expected to be paid during 2016.

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. The Company incurred $(0.2) million and $3.2 million of severance and related costs for this action during the three and six months ended June 30, 2015. In addition, the Company incurred $0.3 million during the three months ended June 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

The following table rolls forward the activity in the reorganization accrual for the six months ended June 30, 2016 (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2015	$41	$7	$433	$481
Additions	1,022	—	4	1,026
Cash payments	(924)	(7)	(436)	(1,367)
Accrual at June 30, 2016	$139	$—	$1	$140

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	17,863	18,007	17,812	18,033
Weighted average common equivalent shares	282	261	223	281
Diluted weighted average common shares outstanding	18,145	18,268	18,035	18,314
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	911	1,012	1,324	852

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2016 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2015	2,171	$33.84
Granted	61	34.00
Exercised	(122)	30.57
Forfeited	(174)	35.80
Outstanding at June 30, 2016	1,936	$33.88	6.51	$6,554
Exercisable at June 30, 2016	1,066	$32.69	4.91	$4,729
Vested and expected to vest at June 30, 2016	1,845	$33.82	6.40	$6,345

Restricted stock unit activity for the six months ended June 30, 2016 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	504	$33.67
Granted	36	33.38
Vested	(75)	34.41
Forfeited	(29)	34.15
Unvested at June 30, 2016	436	$33.49

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of services and fulfillment	$870	$798	$2,064	$2,035
Selling and marketing	109	89	423	423
General and administrative	647	588	1,274	1,203
Total	$1,626	$1,475	$3,761	$3,661

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.26%	0.47%	1.35%	0.11%
Expected dividend yield	2.3%	2.3%	1.8%	1.8%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	27%	25%	22%
Weighted average fair value	$6.15	$7.06	$6.80	$7.93

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.39%	0.47%	1.37%	0.11%
Expected dividend yield	2.3%	2.3%	1.8%	1.8%
Expected life	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	27%	25%	22%
Weighted average fair value	$5.84	$7.06	$7.38	$7.93

Dividends

In the six months ended June 30, 2016, the Company declared and paid dividends of $6.4 million consisting of a $0.18 per share dividend in each of the first two quarters of 2016. In the six months ended June 30, 2015, the Company declared and paid dividends of $6.1 million consisting of a $0.17 per share dividend in each of the first two quarters of 2015. In July 2016, the Company declared a dividend of $0.18 per share payable on September 21, 2016 to shareholders of record as of September 7, 2016.

Treasury Stock

As of June 30, 2016, Forrester’s Board of Directors had authorized an aggregate $460.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. The Company did not repurchase shares of common stock in the six months ended June 30, 2016. In the three and six months ended June 30, 2015, the Company repurchased approximately 0.2 million and 0.3 million shares, respectively, of common stock at an aggregate cost of approximately $6.1 million and $11.8 million, respectively. From the inception of the program through June 30, 2016, Forrester repurchased 15.0 million shares of common stock at an aggregate cost of $423.1 million.

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

Income tax expense for the six months ended June 30, 2016 was $5.5 million resulting in an effective tax rate of 38.7% for the period. Income tax expense for the six months ended June 30, 2015 was $4.0 million resulting in an effective tax rate of 42.1% for the period. The decrease in the effective tax rate for the six months ended June 30, 2016 compared to the prior year period was primarily due to a decrease in non-deductible stock compensation during 2016 as compared to 2015 and the inclusion of a $0.3 million non-deductible loss on the liquidation of a foreign subsidiary in the 2015 period that did not recur in 2016.

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

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2016
Research services revenues	$55,023	$—	$—	$55,023
Advisory services and events revenues	9,157	12,676	10,965	32,798
Total segment revenues	64,180	12,676	10,965	87,821
Segment expenses	12,544	12,822	7,022	32,388
Contribution margin (loss)	51,636	(146)	3,943	55,433
Selling, marketing, administrative and other expenses				(43,740)
Amortization of intangible assets				(210)
Reorganization costs				(11)
Other income (expense) and gains (losses) on investments				419
Income before income taxes				$11,891

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2015
Research services revenues	$52,604	$—	$—	$52,604
Advisory services and events revenues	8,255	11,323	10,629	30,207
Total segment revenues	60,859	11,323	10,629	82,811
Segment expenses	11,532	12,808	6,773	31,113
Contribution margin (loss)	49,327	(1,485)	3,856	51,698
Selling, marketing, administrative and other expenses				(41,300)
Amortization of intangible assets				(224)
Reorganization costs				(81)
Other income (expense) and gains (losses) on investments				(89)
Income before income taxes				$10,004

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2016
Research services revenues	$108,271	$—	$—	$108,271
Advisory services and events revenues	11,858	23,262	21,831	56,951
Total segment revenues	120,129	23,262	21,831	165,222
Segment expenses	21,422	26,159	13,802	61,383
Contribution margin (loss)	98,707	(2,897)	8,029	103,839
Selling, marketing, administrative and other expenses				(88,210)
Amortization of intangible assets				(419)
Reorganization costs				(1,026)
Other income (expense) and gains (losses) on investments				91
Income before income taxes				$14,275

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2015
Research services revenues	$104,462	$—	$—	$104,462
Advisory services and events revenues	10,722	21,650	21,164	53,536
Total segment revenues	115,184	21,650	21,164	157,998
Segment expenses	19,881	25,756	13,733	59,370
Contribution margin (loss)	95,303	(4,106)	7,431	98,628
Selling, marketing, administrative and other expenses				(85,300)
Amortization of intangible assets				(445)
Reorganization costs				(3,505)
Other income (expense) and gains (losses) on investments				174
Income before income taxes				$9,552

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Deferred revenue	$138.6	$136.2	$2.4	2%
Agreement value	$241.8	$233.4	$8.4	4%
Client retention	76%	80%	(4)	(5%)
Dollar retention	88%	90%	(2)	(2%)
Enrichment	96%	97%	(1)	(1%)
Number of clients	2,481	2,482	(1)	—

Deferred revenue at June 30, 2016 increased 2% compared to the prior year and 3% after adjusting for the effect of foreign currency fluctuations. The increase in deferred revenue is reflective of the fact that contract bookings have exceeded revenue growth on a trailing twelve month basis using constant currency rates. Agreement value increased 4% at June 30, 2016 compared to the prior year and 5% after adjusting for the effect of foreign currency fluctuations.  The increase in agreement value is due to increased demand for our products and services. Client retention and dollar retention rates have declined during the first half of 2016 from their recent highs achieved during 2015.  Enrichment rates have remained essentially consistent during the past two years.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Research services	62.7%	63.5%	65.5%	66.1%
Advisory services and events	37.3	36.5	34.5	33.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.2	39.3	39.6	40.1
Selling and marketing	33.4	34.4	36.2	36.8
General and administrative	11.7	11.2	12.3	12.0
Depreciation	2.4	2.5	2.4	2.7
Amortization of intangible assets	0.2	0.3	0.3	0.3
Reorganization costs	—	0.1	0.6	2.2
Income from operations	13.1	12.2	8.6	5.9
Other income (expense), net	0.4	(0.1)	—	0.1
Gains (losses) on investments, net	—	—	—	—
Income before income taxes	13.5	12.1	8.6	6.0
Income tax provision	5.0	5.2	3.3	2.5
Net income	8.5%	6.9%	5.3%	3.5%

Three and Six Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$87.8	$82.8	$5.0	6%
Revenues from research services	$55.0	$52.6	$2.4	5%
Revenues from advisory services and events	$32.8	$30.2	$2.6	9%
Revenues attributable to customers outside of the U.S.	$20.1	$19.3	$0.8	4%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of clients (at end of period)	2,481	2,482	(1)	—
Number of events	7	5	2	40%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$165.2	$158.0	$7.2	5%
Revenues from research services	$108.3	$104.5	$3.8	4%
Revenues from advisory services and events	$57.0	$53.5	$3.5	6%
Revenues attributable to customers outside of the U.S.	$38.0	$36.5	$1.5	4%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of events	7	7	—	—

Total revenues increased 6% and 5% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The effect of foreign currency fluctuations had an insignificant effect on total revenue growth during these periods. Revenues from customers outside of the U.S. increased 4% during both the three and six months ended June 30, 2016, compared to the prior year periods, and increased 6% and 7%, respectively, after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 23% of total revenues for the six months ended June 30, 2016 and represented 24% of revenues after adjusting for the effect of foreign currency fluctuations.  Revenue growth attributable to customers outside of the U.S. for the six months ended June 30, 2016 was led by growth in the Asia Pacific region, Europe and to a lesser extent in Canada.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 5% and 4% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods, reflecting growth in our Research and Data products that was partially offset by a decline in our Connect products.

Revenues from advisory services and events increased 9% and 6% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods. Both periods during 2016 included strong growth in both advisory and consulting revenues while Events revenues increased 4% during the three months ended June 30, 2016 and declined by 9% during the six months ended June 30, 2016.   The increase in Events revenues during the three months ended June 30, 2016 was due to having two more events held in the current quarter compared to the prior year quarter, while the decrease in Events revenues during the six months ended June 30, 2016 was due primarily to lower sponsorship revenues for the events.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$34.4	$32.6	$1.8	6%
Cost of services and fulfillment as a percentage of total revenues	39.2%	39.3%	(0.1)	—
Service and fulfillment employees (at end of period)	582	567	15	3%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$65.5	$63.3	$2.2	4%
Cost of services and fulfillment as a percentage of total revenues	39.6%	40.1%	(0.5)	(1%)

Cost of services and fulfillment expenses increased 6% during the three months ended June 30, 2016 compared to the prior year period. The increase in dollars was primarily due to (1) a $1.3 million increase in compensation and benefit costs, resulting from an increase in employees and annual merit increases compared to the prior year period and (2) a $0.9 million increase in professional services costs comprised of fees related to the new digital reprint product and an increase in outsourced fees compared to the prior year period. These increases were partially offset by a reduction in event expenses of $0.5 million.

Cost of services and fulfillment expenses increased 4% during the six months ended June 30, 2016 compared to the prior year period. The increase in dollars was primarily due to (1) a $1.6 million increase in compensation and benefit costs, resulting from an increase in employees and annual merit increases compared to the prior year period and (2) a $1.6 million increase in professional services costs comprised of fees related to the new digital reprint product and an increase in outsourced fees compared to the prior year period. These increases were partially offset by a reduction in event expenses of $0.9 million.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$29.3	$28.5	$0.8	3%
Selling and marketing expenses as a percentage of total revenues	33.4%	34.4%	(1.0)	(3%)
Selling and marketing employees (at end of period)	575	557	18	3%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$59.7	$58.1	$1.6	3%
Selling and marketing expenses as a percentage of total revenues	36.2%	36.8%	(0.6)	(2%)

Selling and marketing expenses increased 3% during both the three and six months ended June 30, 2016 compared to the prior year periods. The increase in dollars was primarily due to (1) a $0.6 million and $1.2 million increase in compensation and benefit costs during the three and six months ended June 30, 2016, respectively, resulting from an increase in sales employees and annual merit increases compared to the prior year periods and (2) an increase in software services costs.

Subject to the business environment, we intend to expand our quota carrying sales force by approximately 1% to 3% in 2016 as compared to 2015 as we anticipate productivity improvements in 2016.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.3	$9.3	$1.0	11%
General and administrative expenses as a percentage of total revenues	11.7%	11.2%	0.5	4%
General and administrative employees (at end of period)	179	181	(2)	(1%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$20.3	$19.0	$1.3	7%
General and administrative expenses as a percentage of total revenues	12.3%	12.0%	0.3	3%

General and administrative expenses increased 11% during the three months ended June 30, 2016 compared to the prior year period. The increase in dollars was primarily due to an increase in professional services fees of $0.7 million and an increase in compensation and benefits costs of $0.3 million due to higher incentive bonus expense.

General and administrative expenses increased 7% during the six months ended June 30, 2016 compared to the prior year period. The increase in dollars was due to an increase in professional services fees of $1.2 million primarily related to consulting fees for technology projects and legal expenses.

Depreciation

Depreciation expense remained essentially consistent during the three and six months ended June 30, 2016 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and six months ended June 30, 2016 compared to the prior year periods.

Reorganization Costs

During the six months ended June 30, 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce of approximately 2% of employees across various geographies and functions. All costs under this plan are expected to be paid during 2016.

During the three and six months ended June 30, 2015, we incurred $(0.2) million and $3.2 million, respectively, of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees, or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. In addition, during the three months ended June 30, 2015 we incurred an additional $0.3 million primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The increase in other income (expense), net during the three months ended June 30, 2016 is due to foreign currency gains of approximately $0.3 million during the current year quarter versus foreign currency losses of $0.2 million during the prior year quarter.

Other income (expense) was essentially consistent during the six months ended June 30, 2016 and 2015.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Activity within the funds was insignificant during the 2016 and 2015 periods.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.4	$4.3	$0.1	4%
Effective tax rate	37.3%	42.5%	(5.2)	(12%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.5	$4.0	$1.5	37%
Effective tax rate	38.7%	42.1%	(3.4)	(8%)

The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the prior year period is primarily due to a decrease in non-deductible stock compensation during 2016 as compared to 2015 and the inclusion of a $0.3 million non-deductible loss on the liquidation of a foreign subsidiary in the 2015 period that did not recur in 2016.

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

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2016
Research services revenues	$55,023	$—	$—	$55,023
Advisory services and events revenues	9,157	12,676	10,965	32,798
Total segment revenues	64,180	12,676	10,965	87,821
Segment expenses	12,544	12,822	7,022	32,388
Contribution margin (loss)	51,636	(146)	3,943	55,433
Year over year revenue change	5%	12%	3%	6%
Year over year expense change	9%	—	4%	4%

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended June 30, 2015
Research services revenues	$52,604	$—	$—	$52,604
Advisory services and events revenues	8,255	11,323	10,629	30,207
Total segment revenues	60,859	11,323	10,629	82,811
Segment expenses	11,532	12,808	6,773	31,113
Contribution margin (loss)	49,327	(1,485)	3,856	51,698

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2016
Research services revenues	$108,271	$—	$—	$108,271
Advisory services and events revenues	11,858	23,262	21,831	56,951
Total segment revenues	120,129	23,262	21,831	165,222
Segment expenses	21,422	26,159	13,802	61,383
Contribution margin (loss)	98,707	(2,897)	8,029	103,839
Year over year revenue change	4%	7%	3%	5%
Year over year expense change	8%	2%	1%	3%

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2015
Research services revenues	$104,462	$—	$—	$104,462
Advisory services and events revenues	10,722	21,650	21,164	53,536
Total segment revenues	115,184	21,650	21,164	157,998
Segment expenses	19,881	25,756	13,733	59,370
Contribution margin (loss)	95,303	(4,106)	7,431	98,628

Product segment revenues increased 5% and 4% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods. Research services revenues increased 5% and 4% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods, reflecting growth in our Research and Data products that was partially offset by a decline in our Connect products. Advisory services and events revenues increased 11% during both the three and six months ended June 30, 2016 compared to the prior year periods. The increase in advisory services and events revenue during the three months ended June 30, 2016 was due to a 26% increase in data advisory revenues due to strong demand and a 4% increase in Events revenues due to having two more events held in the current quarter compared to the prior year quarter. The increase in advisory services and events revenue during the six months ended June 30, 2016 was due to a 56% increase in data advisory revenues due to strong demand and a 9% decrease in Events revenues due primarily to lower sponsorship revenues. Product segment expenses increased 9% and 8% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods due to an increase in compensation and benefit costs due to an increase in employees for the data, events and connect products, which were partially offset by lower event expenses.

Research segment revenues increased 12% and 7% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods, reflecting an increase in both advisory and consulting revenues. Research segment expenses were flat during the three months ended June 30, 2016 and increased 2% during the six months ended June 30, 2016 compared to the prior year periods.  For the three months ended June 30, 2016, a $0.3 million increase in compensation and benefits was offset by a decrease in travel and entertainment expenses.  For the six months ended June 30, 2016, a $0.6 million increase in compensation and benefit costs was only partially offset by a decrease in travel and entertainment expenses.

Project Consulting segment revenues increased 3% during both the three and six months ended June 30, 2016 compared to the prior year periods. Project Consulting expenses increased 4% and 1% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods due to higher outsourced costs related to the consulting projects delivered, which were partially offset by lower compensation and benefit costs due to fewer consulting employees during the 2016 periods.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the six months ended June 30, 2016, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $30.6 million and $24.8 million during the six months ended June 30, 2016 and 2015, respectively. The $5.9 million increase in cash provided from operations for the six months ended June 30, 2016 was primarily attributable to a $3.2 million increase in net income and a $2.7 million increase in cash generated from working capital.  The increase in cash from working capital was due primarily to an increase in cash generated by accounts receivable and deferred revenue due to an increase in contract billings that was partially offset by an increase in the use of cash for accrued expenses due primarily to increased payments of accrued incentive bonuses during the six months ended June 30, 2016.

During the six months ended June 30, 2016 we used $12.2 million of cash from investing activities, consisting primarily of $9.9 million in net purchases of marketable investments and $2.3 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of computer equipment and software. During the six months ended June 30, 2015, we used $7.5 million of cash from investing activities, consisting primarily of $6.1 million in net purchases of marketable investments and $1.7 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of computer equipment and software. We regularly invest excess cash in short and intermediate-term interest-bearing obligations of investment grade.

We used $2.2 million of cash from financing activities during the six months ended June 30, 2016 primarily for payment of dividends totaling $6.4 million, at $0.18 per share in each of the first two quarters of 2016, which was partially offset by $4.1 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $16.0 million of cash from financing activities during the six months ended June 30, 2015 primarily for $11.8 million of purchases of our common stock. In addition, we paid quarterly dividends totaling $6.1 million, at $0.17 per share in each of the first two quarters of 2015, and we received $1.9 million of proceeds from the exercise of stock options and our employee stock purchase plan. As of June 30, 2016 our remaining stock repurchase authorization was approximately $36.9 million.

As of June 30, 2016, we had cash and cash equivalents of $68.9 million and marketable investments of $57.7 million. These balances include $47 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1

Forrester Research, Inc. Amended and Restated Equity Plan (filed as Exhibit A to Forrester’s Proxy Statement on Schedule 14A filed April 4, 2016 (File No. 000-21433) and incorporated herein by reference)

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
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: August 9, 2016

Exhibit Index

Exhibit No.	Document

10.1

Forrester Research, Inc. Amended and Restated Equity Plan (filed as Exhibit A to Forrester’s Proxy Statement on Schedule 14A filed April 4, 2016 (File No. 000-21433) and incorporated herein by reference)

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