Form 10-Q
period 2016-09-30
FORRESTER RESEARCH, INC.
filed 2016-11-08
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 3, 2016 18,218,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$70,136	$53,331
Marketable investments (Note 3)	63,104	47,775
Accounts receivable, net	36,024	67,355
Deferred commissions	9,639	13,529
Prepaid expenses and other current assets	12,590	15,737
Total current assets	191,493	197,727
Property and equipment, net	24,846	27,569
Goodwill	74,607	74,071
Intangible assets, net	1,705	2,334
Other assets	16,988	17,290
Total assets	$309,639	$318,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$634	$525
Accrued expenses and other current liabilities	29,654	41,252
Deferred revenue	126,178	140,676
Total current liabilities	156,466	182,453
Non-current liabilities	10,254	9,236
Total liabilities	166,720	191,689

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,517 and 21,063 shares as of September 30, 2016 and December 31, 2015, respectively
Outstanding - 18,207 and 17,752 shares as of September 30, 2016 and December 31, 2015, respectively	215	211
Additional paid-in capital	148,411	134,967
Retained earnings	119,300	117,135
Treasury stock - 3,311 shares as of September 30, 2016 and December 31, 2015, at cost	(120,185)	(120,185)
Accumulated other comprehensive loss	(4,822)	(4,826)
Total stockholders’ equity	142,919	127,302
Total liabilities and stockholders’ equity	$309,639	$318,991

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Research services	$52,727	$52,205	$160,998	$156,667
Advisory services and events	24,700	22,548	81,651	76,084
Total revenues	77,427	74,753	242,649	232,751
Operating expenses:
Cost of services and fulfillment	29,889	29,222	95,429	92,543
Selling and marketing	27,751	27,460	87,490	85,572
General and administrative	10,086	9,530	30,359	28,564
Depreciation	1,941	2,048	5,982	6,251
Amortization of intangible assets	208	224	627	669
Reorganization costs	—	928	1,026	4,433
Total operating expenses	69,875	69,412	220,913	218,032
Income from operations	7,552	5,341	21,736	14,719
Other income, net	229	159	374	342
Gains (losses) on investments, net	(1,085)	245	(1,139)	236
Income before income taxes	6,696	5,745	20,971	15,297
Income tax provision	3,584	1,295	9,110	5,321
Net income	$3,112	$4,450	$11,861	$9,976

Basic income per common share	$0.17	$0.25	$0.66	$0.55

Diluted income per common share	$0.17	$0.25	$0.65	$0.55

Basic weighted average common shares outstanding	18,062	17,892	17,896	17,986

Diluted weighted average common shares outstanding	18,435	18,065	18,168	18,231

Cash dividends declared per common share	$0.18	$0.17	$0.54	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$3,112	$4,450	$11,861	$9,976

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(120)	(129)	(68)	(2,062)
Net change in market value of investments	(48)	—	72	47
Other comprehensive income (loss)	(168)	(129)	4	(2,015)
Comprehensive income	$2,944	$4,321	$11,865	$7,961

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$11,861	$9,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write offs	5,982	6,408
Amortization of intangible assets	627	669
Net (gains) losses from investments	1,139	(236)
Deferred income taxes	(413)	(2,463)
Stock-based compensation	5,731	5,885
Amortization of premium on investments	267	556
Foreign currency losses	98	64
Changes in assets and liabilities
Accounts receivable	31,078	29,511
Deferred commissions	3,890	4,422
Prepaid expenses and other current assets	1,977	(148)
Accounts payable	133	(284)
Accrued expenses and other liabilities	(12,170)	(7,115)
Deferred revenue	(14,309)	(19,027)
Net cash provided by operating activities	35,891	28,218
Cash flows from investing activities:
Purchases of property and equipment	(3,334)	(2,316)
Purchases of marketable investments	(35,555)	(20,587)
Proceeds from sales and maturities of marketable investments	20,086	16,428
Other investing activity	(49)	275
Net cash used in investing activities	(18,852)	(6,200)
Cash flows from financing activities:
Dividends paid on common stock	(9,696)	(9,163)
Repurchases of common stock	—	(18,639)
Proceeds from issuance of common stock under employee equity incentive plans	9,987	2,899
Excess tax benefits from stock-based compensation	345	32
Net cash provided by (used in) financing activities	636	(24,871)
Effect of exchange rate changes on cash and cash equivalents	(870)	(1,211)
Net increase (decrease) in cash and cash equivalents	16,805	(4,064)
Cash and cash equivalents, beginning of period	53,331	49,650
Cash and cash equivalents, end of period	$70,136	$45,586

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results for the year ending December 31, 2016, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments - for the fair value of the Company’s marketable investments.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	(68)	(68)
Unrealized gain on investments, net of tax of $46	72	—	72
Balance at September 30, 2016	$(28)	$(4,794)	$(4,822)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2016	$20	$(4,674)	$(4,654)
Foreign currency translation	—	(120)	(120)
Unrealized loss on investments, net of tax of ($33)	(48)	—	(48)
Balance at September 30, 2016	$(28)	$(4,794)	$(4,822)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2015	$(74)	$(1,539)	$(1,613)
Foreign currency translation before reclassification	—	(2,380)	(2,380)
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized gain on investments, net of tax of $29	47	—	47
Balance at September 30, 2015	$(27)	$(3,601)	$(3,628)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2015	$(27)	$(3,472)	$(3,499)
Foreign currency translation	—	(129)	(129)
Balance at September 30, 2015	$(27)	$(3,601)	$(3,628)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,801	$—	$(1)	$1,800
Corporate obligations	61,350	20	(66)	61,304
Total	$63,151	$20	$(67)	$63,104

As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$47,939	$—	$(164)	$47,775

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s corporate obligations were not material in the three and nine months ended September 30, 2016 or 2015.

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of September 30, 2016 (in thousands).

	FY 2016	FY 2017	FY 2018	Total
Federal agency obligations	$—	$—	$1,800	$1,800
Corporate obligations	3,000	37,220	21,084	61,304
Total	$3,000	$37,220	$22,884	$63,104

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,800	$1	$—	$—
Corporate obligations	45,562	66	—	—
Total	$47,362	$67	$—	$—

As of December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$45,748	$158	$2,027	$6

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$528	$—	$—	$528
Federal agency obligations	—	1,800	—	1,800
Corporate obligations	—	61,304	—	61,304
Total	$528	$63,104	$—	$63,632

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$325	$—	$—	$325
Corporate obligations	—	47,775	—	47,775
Total	$325	$47,775	$—	$48,100

(1)	Included in cash and cash equivalents.

Level 2 assets consist of the Company’s entire portfolio of marketable investments. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Note 4 — Non-Marketable Investments

At September 30, 2016 and December 31, 2015, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $2.5 million and $3.6 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.4 million at September 30, 2016 and December 31, 2015, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $1.1 million and $1.2 million during the three and nine months ended September 30, 2016 and gains were insignificant during the three and nine months ended September 30, 2015, and are included in gains (losses) on investments, net in the Consolidated Statements of Income. No distributions were received from the funds during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, distributions of $0.1 million were received from the funds.

Note 5 — Reorganization

In the first quarter of 2016, the Company implemented a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company recorded $1.0 million of severance and related costs for this action during the three months ended March 31, 2016.

In the first quarter of 2015, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. The Company incurred $3.2 million of severance and related costs for this action during the nine months ended September 30, 2015. In addition, the Company incurred $0.3 million during the nine months ended September 30, 2015 primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

In the third quarter of 2015 the Company incurred $0.7 million of severance and related benefits for the reorganization of its Products Group, consisting of the elimination of the chief product officer position and its administrative staff, and the termination of a senior product leader with the intent to relocate this position to the U.S. In addition, as a result of the change in leadership in the Products Group, the Company incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

The following table rolls forward the activity in the reorganization accrual for the nine months ended September 30, 2016 (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2015	$41	$7	$433	$481
Additions	1,022	—	4	1,026
Cash payments	(1,063)	(7)	(437)	(1,507)
Accrual at September 30, 2016	$—	$—	$—	$—

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	18,062	17,892	17,896	17,986
Weighted average common equivalent shares	373	173	272	245
Diluted weighted average common shares outstanding	18,435	18,065	18,168	18,231
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	82	1,503	910	1,069

Note 7 — Stockholders’ Equity

Equity Plans

In May 2016, the stockholders of the Company approved an amendment and restatement of the Company’s 2006 Equity Incentive Plan.  The amendment and restatement resulted in (1) extending the term of the plan for 10 years until May 2026, (2) increasing the number of shares issuable under the plan by 2,000,000 shares, (3) establishing a maximum amount of awards issuable under the plan to the Company’s non-employee directors, and (4) changing the name of the plan to the Forrester Research, Inc. Amended and Restated Equity Incentive Plan.

Stock option activity for the nine months ended September 30, 2016 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2015	2,171	$33.84
Granted	83	35.61
Exercised	(294)	32.52
Forfeited	(198)	35.76
Outstanding at September 30, 2016	1,762	$33.93	6.30	$8,811
Exercisable at September 30, 2016	1,073	$33.00	5.03	$6,331
Vested and expected to vest at September 30, 2016	1,683	$33.87	6.20	$8,514

Restricted stock unit activity for the nine months ended September 30, 2016 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	504	$33.67
Granted	256	37.88
Vested	(171)	34.05
Forfeited	(45)	34.33
Unvested at September 30, 2016	544	$35.48

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of services and fulfillment	$1,077	$1,183	$3,141	$3,218
Selling and marketing	272	331	695	754
General and administrative	622	710	1,895	1,913
Total	$1,971	$2,224	$5,731	$5,885

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan were valued using the following assumptions:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.07%	0.47%	1.63%	0.14%
Expected dividend yield	1.8%	2.0%	2.1%	2.1%
Expected life	4.8 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	24%	26%	24%	21%
Weighted average fair value	$7.04	$7.52	$6.00	$6.43

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Equity Incentive	Employee Stock	Equity Incentive	Employee Stock
	Plans	Purchase Plan	Plans	Purchase Plan
Average risk-free interest rate	1.30%	0.47%	1.60%	0.14%
Expected dividend yield	2.2%	2.0%	2.1%	2.1%
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	24%	25%	24%	21%
Weighted average fair value	$6.16	$7.75	$6.16	$6.43

Dividends

In the nine months ended September 30, 2016, the Company declared and paid dividends of $9.7 million consisting of a $0.18 per share dividend in each of the first three quarters of 2016. In the nine months ended September 30, 2015, the Company declared and paid dividends of $9.2 million consisting of a $0.17 per share dividend in each of the first three quarters of 2015. In October 2016, the Company declared a dividend of $0.18 per share payable on December 21, 2016 to shareholders of record as of December 7, 2016.

Treasury Stock

As of September 30, 2016, Forrester’s Board of Directors had authorized an aggregate $460.0 million to purchase common stock under its stock repurchase program. In October 2016, the Board of Directors authorized an additional $25.0 million to be repurchased under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. The Company did not repurchase shares of common stock in the nine months ended September 30, 2016. In the three and nine months ended September 30, 2015, the Company repurchased approximately 0.2 million and 0.5 million shares, respectively, of common stock at an aggregate cost of approximately $6.9 million and $18.6 million, respectively. From the inception of the program through September 30, 2016, Forrester repurchased 15.0 million shares of common stock at an aggregate cost of $423.1 million.

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

Income tax expense for the nine months ended September 30, 2016 was $9.1 million resulting in an effective tax rate of 43.4% for the period. Income tax expense for the nine months ended September 30, 2015 was $5.3 million resulting in an effective tax rate of 34.8% for the period. The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the prior year period was primarily due to the 2016 period including $0.6 million of tax expense due to a valuation allowance on a capital loss generated from one of the Company’s investments. In addition, in 2015 the Company realized a tax benefit of $0.7 million related to the 2015 ruling of the United States Tax Court in Altera Corp. et al. v. Commissioner which invalidated the 2003 final Treasury rule that had required participants in qualified cost-sharing arrangements to share stock-based compensation costs.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income, and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2016
Research services revenues	$52,727	$—	$—	$52,727
Advisory services and events revenues	2,333	10,643	11,724	24,700
Total segment revenues	55,060	10,643	11,724	77,427
Segment expenses	8,884	12,548	6,237	27,669
Contribution margin (loss)	46,176	(1,905)	5,487	49,758
Selling, marketing, administrative and other expenses				(41,998)
Amortization of intangible assets				(208)
Reorganization costs				—
Other income (expense) and gains (losses) on investments				(856)
Income before income taxes				$6,696

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2015
Research services revenues	$52,205	$—	$—	$52,205
Advisory services and events revenues	2,041	9,804	10,703	22,548
Total segment revenues	54,246	9,804	10,703	74,753
Segment expenses	7,918	12,711	6,811	27,440
Contribution margin (loss)	46,328	(2,907)	3,892	47,313
Selling, marketing, administrative and other expenses				(40,820)
Amortization of intangible assets				(224)
Reorganization costs				(928)
Other income (expense) and gains (losses) on investments				404
Income before income taxes				$5,745

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2016
Research services revenues	$160,998	$—	$—	$160,998
Advisory services and events revenues	14,191	33,905	33,555	81,651
Total segment revenues	175,189	33,905	33,555	242,649
Segment expenses	30,306	38,707	20,039	89,052
Contribution margin (loss)	144,883	(4,802)	13,516	153,597
Selling, marketing, administrative and other expenses				(130,208)
Amortization of intangible assets				(627)
Reorganization costs				(1,026)
Other income (expense) and gains (losses) on investments				(765)
Income before income taxes				$20,971

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2015
Research services revenues	$156,667	$—	$—	$156,667
Advisory services and events revenues	12,763	31,454	31,867	76,084
Total segment revenues	169,430	31,454	31,867	232,751
Segment expenses	27,799	38,467	20,544	86,810
Contribution margin (loss)	141,631	(7,013)	11,323	145,941
Selling, marketing, administrative and other expenses				(126,120)
Amortization of intangible assets				(669)
Reorganization costs				(4,433)
Other income (expense) and gains (losses) on investments				578
Income before income taxes				$15,297

Note 10 — Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The new standards will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standards are the full retrospective method, in which case the standards would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standards would be recognized at the date of initial application. The Company has not yet selected a transition method; however it has determined that it will not elect to adopt the standards early. The Company is currently evaluating the potential changes from these standards to its future financial reporting and disclosures.

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

In March 2016 the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017.

Under ASU No. 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company expects to recognize forfeitures as they occur upon adoption of the standard on January 1, 2017, which will require a cumulative effect adjustment to retained earnings upon adoption. The impact of this change in accounting policy is not expected to have a material effect on the Company’s retained earnings balance as of January 1, 2017.

Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense. The requirement to report those income tax effects in earnings will be applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying this guidance will be dependent on how many options are exercised and how many restricted stock units vest, as well as the volatility of the Company’s stock price.

ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. This change will not have a material impact on the Company’s statement of cash flows and the Company expects to apply this change retrospectively to all periods presented. This ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. This change will be applied retrospectively and will result in a reclassification of approximately $1 million to $2 million that will increase cash provided by operating activities and decrease cash provided by (used in) financing activities.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.

In October 2016 the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Deferred revenue	$126.2	$124.2	$2.0	2%
Agreement value	$241.1	$233.3	$7.8	3%
Client retention	76%	80%	(4)	(5%)
Dollar retention	88%	91%	(3)	(3%)
Enrichment	95%	97%	(2)	(2%)
Number of clients	2,482	2,482	—	—

The 2% increase in deferred revenue at September 30, 2016 compared to the prior year is reflective of the fact that contract bookings have exceeded revenue growth on a trailing twelve month basis using constant currency rates. Agreement value increased 3% at September 30, 2016 compared to the prior year and 5% after adjusting for the effect of foreign currency fluctuations.  The increase in agreement value is due to increased demand for our products and services. Client retention and dollar retention rates, although consistent with the rates as of June 30, 2016, have declined during 2016 from their recent highs achieved during 2015.  Enrichment rates have decreased to 95% after having remained essentially consistent during the past two years at 97%.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Research services	68.1%	69.8%	66.4%	67.3%
Advisory services and events	31.9	30.2	33.6	32.7
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	38.6	39.1	39.3	39.7
Selling and marketing	35.8	36.7	36.1	36.8
General and administrative	13.0	12.8	12.5	12.3
Depreciation	2.5	2.8	2.5	2.7
Amortization of intangible assets	0.3	0.3	0.2	0.3
Reorganization costs	—	1.2	0.4	1.9
Income from operations	9.8	7.1	9.0	6.3
Other income, net	0.3	0.2	0.1	0.2
Gains (losses) on investments, net	(1.5)	0.4	(0.5)	0.1
Income before income taxes	8.6	7.7	8.6	6.6
Income tax provision	4.6	1.7	3.7	2.3
Net income	4.0%	6.0%	4.9%	4.3%

Three and Nine Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$77.4	$74.8	$2.6	4%
Revenues from research services	$52.7	$52.2	$0.5	1%
Revenues from advisory services and events	$24.7	$22.5	$2.2	10%
Revenues attributable to customers outside of the U.S.	$17.4	$17.2	$0.2	1%
Percentage of revenue attributable to customers outside of the U.S.	22%	23%	(1)	(4%)
Number of clients (at end of period)	2,482	2,482	—	—
Number of events	3	4	(1)	(25%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$242.6	$232.8	$9.8	4%
Revenues from research services	$161.0	$156.7	$4.3	3%
Revenues from advisory services and events	$81.7	$76.1	$5.6	7%
Revenues attributable to customers outside of the U.S.	$55.4	$53.7	$1.7	3%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of events	10	11	(1)	(9%)

Total revenues increased 4% during both the three and nine months ended September 30, 2016,  compared to the prior year periods. The effect of foreign currency fluctuations had an effect of reducing revenue growth by less than 1% during these periods. Revenues from customers outside of the U.S. increased 1% and 3% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods, and increased 5% and 6%, respectively, after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 23% of total revenues for the nine months ended September 30, 2016, which was consistent with the prior year period.  Revenue growth attributable to customers outside of the U.S. for the nine months ended September 30, 2016 was led by growth in the Asia Pacific region and Europe, while Canada was essentially flat.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 1% and 3% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods, reflecting growth in our Research products that was partially offset by a decline in our Connect and Data products.

Revenues from advisory services and events increased 10% and 7% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods. Both periods during 2016 included strong growth in both advisory and consulting revenues. Events revenues were insignificant during the three months ended September 30, 2016 and 2015 and decreased by 8% during the nine months ended September 30, 2016 compared to the prior year period. The decrease in Events revenues during the nine months ended September 30, 2016 was due primarily to lower sponsorship revenues for the events.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$29.9	$29.2	$0.7	2%
Cost of services and fulfillment as a percentage of total revenues	38.6%	39.1%	(0.5)	(1%)
Service and fulfillment employees (at end of period)	571	573	(2)	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$95.4	$92.5	$2.9	3%
Cost of services and fulfillment as a percentage of total revenues	39.3%	39.7%	(0.4)	(1%)

Cost of services and fulfillment expenses increased 2% during the three months ended September 30, 2016 compared to the prior year period. The increase in dollars was primarily due to (1) a $0.5 million increase in professional services costs due to an increase in outsourced fees related to consulting projects delivered and an increase in fees related to the new digital reprint product and (2) a $0.4 million increase in compensation and benefit costs, resulting principally from an increase in incentive bonus expense compared to the prior year period. These increases were partially offset by a reduction in travel expenses of $0.2 million.

Cost of services and fulfillment expenses increased 3% during the nine months ended September 30, 2016 compared to the prior year period. The increase in dollars was primarily due to (1) a $1.9 million increase in compensation and benefit costs, resulting from an increase in the average number of employees, annual merit increases and an increase in incentive bonus expense compared to the prior year period and (2) a $2.2 million increase in professional services costs due to an increase in outsourced fees related to consulting projects delivered and an increase in fees related to the new digital reprint product. These increases were partially offset by a reduction in Event expenses of $0.9 million and a reduction in travel expenses of $0.5 million.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$27.8	$27.5	$0.3	1%
Selling and marketing expenses as a percentage of total revenues	35.8%	36.7%	(0.9)	(2%)
Selling and marketing employees (at end of period)	572	562	10	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$87.5	$85.6	$1.9	2%
Selling and marketing expenses as a percentage of total revenues	36.1%	36.8%	(0.7)	(2%)

Selling and marketing expenses increased 1% and 2% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods. The increase in dollars was primarily due to (1) a $0.3 million and $1.5 million increase in compensation and benefit costs during the three and nine months ended September 30, 2016, respectively, resulting from an increase in sales employees and annual merit increases compared to the prior year periods and (2) an increase in software services costs.

Subject to the business environment, we expect the number of our quota carrying sales force employees to be approximately flat to a 1% increase in 2016 as compared to 2015.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.1	$9.5	$0.6	6%
General and administrative expenses as a percentage of total revenues	13.0%	12.8%	0.2	2%
General and administrative employees (at end of period)	189	186	3	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$30.4	$28.6	$1.8	6%
General and administrative expenses as a percentage of total revenues	12.5%	12.3%	0.2	2%

General and administrative expenses increased 6% during both the three and nine months ended September 30, 2016 compared to the prior year periods. The increase in dollars was primarily due to a $0.6 million and $1.7 million increase in professional services expense during the three and nine months ended September 30, 2016, respectively, resulting primarily from an increase in consulting fees for technology projects and legal expenses.

Depreciation

Depreciation expense remained essentially consistent during the three and nine months ended September 30, 2016 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and nine months ended September 30, 2016 compared to the prior year periods.

Reorganization Costs

During the nine months ended September 30, 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce of approximately 2% of employees across various geographies and functions. All costs under this plan have been paid during 2016.

During the three months ended September 30, 2015, we incurred $0.7 million of severance and related benefits for the reorganization of our Products Group, consisting of the elimination of the chief product officer position and its administrative staff, and the termination of a senior product leader with the intent to relocate this position to the U.S. In addition, as a result of the change in leadership in the Products Group, we incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

During the nine months ended September 30, 2015, we incurred $3.2 million of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees, or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. In addition, during the nine months ended September 30, 2015, we incurred an additional $0.3 million cost primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. Other income was essentially consistent during the three and nine months ended September 30, 2016 and 2015.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The increase in investment losses during the three and nine months ended September 30, 2016 is primarily due to an increase in investment losses incurred by the underlying funds during the three months ended September 30, 2016 compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.6	$1.3	$2.3	177%
Effective tax rate	53.5%	22.5%	31.0	138%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$9.1	$5.3	$3.8	71%
Effective tax rate	43.4%	34.8%	8.6	25%

The increase in the effective tax rate for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to the 2016 period including $0.6 million of tax expense due to a valuation allowance on a capital loss generated from one of our investments. In addition, in 2015 the Company realized a tax benefit of $0.7 million related to the 2015 ruling of the United States Tax Court in Altera Corp. et al. v. Commissioner which invalidated the 2003 final Treasury rule that had required participants in qualified cost-sharing to share stock-based compensation costs.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income, and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2016
Research services revenues	$52,727	$—	$—	$52,727
Advisory services and events revenues	2,333	10,643	11,724	24,700
Total segment revenues	55,060	10,643	11,724	77,427
Segment expenses	8,884	12,548	6,237	27,669
Contribution margin (loss)	46,176	(1,905)	5,487	49,758
Year over year revenue change	2%	9%	10%	4%
Year over year expense change	12%	(1%)	(8%)	1%

			Project
	Products	Research	Consulting	Consolidated
Three Months Ended September 30, 2015
Research services revenues	$52,205	$—	$—	$52,205
Advisory services and events revenues	2,041	9,804	10,703	22,548
Total segment revenues	54,246	9,804	10,703	74,753
Segment expenses	7,918	12,711	6,811	27,440
Contribution margin (loss)	46,328	(2,907)	3,892	47,313

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2016
Research services revenues	$160,998	$—	$—	$160,998
Advisory services and events revenues	14,191	33,905	33,555	81,651
Total segment revenues	175,189	33,905	33,555	242,649
Segment expenses	30,306	38,707	20,039	89,052
Contribution margin (loss)	144,883	(4,802)	13,516	153,597
Year over year revenue change	3%	8%	5%	4%
Year over year expense change	9%	1%	(2%)	3%

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2015
Research services revenues	$156,667	$—	$—	$156,667
Advisory services and events revenues	12,763	31,454	31,867	76,084
Total segment revenues	169,430	31,454	31,867	232,751
Segment expenses	27,799	38,467	20,544	86,810
Contribution margin (loss)	141,631	(7,013)	11,323	145,941

Product segment revenues increased 2% and 3% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods. Research services revenues increased 1% and 3% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods, reflecting growth in our Research products that was partially offset by a decline in our Connect and Data products. Advisory services and events revenues increased 14% and 11% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods. The increase in advisory services and events revenue during the three months ended September 30, 2016 was due entirely to an increase in data advisory revenues due to strong demand.  Events revenues were insignificant during the three months ended September 30, 2016 and 2015. The increase in advisory services and events revenue during the nine months ended September 30, 2016 was due to a 42% increase in data advisory revenues due to strong demand and a 8% decrease in Events revenues due primarily to lower sponsorship revenues. Product segment expenses increased 12% during the three months ended September 30, 2016 compared to the prior year period due primarily to an increase in compensation and benefit costs due to an increase in employees for the Data, Events and Connect products. Product segment expenses increased 9% during the nine months ended September 30, 2016 compared to the prior year period due primarily to an increase in compensation and benefit costs and an increase in professional services costs related to the new digital reprint product, which were partially offset by a decrease in Event expenses.

Research segment revenues increased 9% and 8% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods, reflecting an increase in both advisory and consulting revenues. Research segment expenses decreased 1% during the three months ended September 30, 2016 and increased 1% during the nine months ended September 30, 2016 compared to the prior year periods.  The decrease in expenses during the three months ended September 30, 2016 was due to a $0.2 million decrease in compensation and benefit costs.  The increase in expenses during the nine months ended September 30, 2016 was due to a $0.5 million increase in compensation and benefit costs that was only partially offset by a decrease in travel and entertainment expenses.

Project Consulting segment revenues increased 10% and 5% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods as our content marketing group had strong growth during the periods while our strategy consulting group declined during the periods. Project Consulting expenses decreased 8% and 2% during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods.  The decrease in expenses during the three and nine months ended September 30, 2016 was due to a $0.7 million and $1.6 million decrease in compensation and benefit costs, respectively, which was partially offset by an increase outsourced costs related to consulting projects delivered.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 66% of our revenues during the nine months ended September 30, 2016, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $35.9 million and $28.2 million during the nine months ended September 30, 2016 and 2015, respectively. The $7.7 million increase in cash provided from operations for the nine months ended September 30, 2016 was primarily attributable to a $1.9 million increase in net income and a $3.2 million increase in cash generated from working capital.  The increase in cash from working capital was due primarily to an increase in cash generated by accounts receivable and deferred revenue due to an increase in contract billings and from a decrease in cash paid for taxes, which was partially offset by an increase in the use of cash for accrued expenses due primarily to increased payments of accrued incentive bonuses during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 we used $18.9 million of cash from investing activities, consisting primarily of $15.5 million in net purchases of marketable investments and $3.3 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of computer equipment and software. During the nine months ended September 30, 2015, we used $6.2 million of cash from investing activities, consisting primarily of $4.2 million in net purchases of marketable investments and $2.3 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of computer equipment and software. We regularly invest excess cash in short and intermediate-term interest-bearing obligations of investment grade.

We generated $0.6 million of cash from financing activities during the nine months ended September 30, 2016 primarily from proceeds from the exercise of stock options and our employee stock purchase plan of $10.0 million, which was partially offset by payments of dividends totaling $9.7 million, at $0.18 per share in each of the first three quarters of 2016. We used $24.9 million of cash from financing activities during the nine months ended September 30, 2015 primarily for $18.6 million of purchases of our common stock. In addition, we paid quarterly dividends totaling $9.2 million, at $0.17 per share in each of the first three quarters of 2015, and we received $2.9 million of proceeds from the exercise of stock options and our employee stock purchase plan.

As of September 30, 2016 our remaining stock repurchase authorization was approximately $36.9 million. In October 2016 our Board of Directors increased our stock purchase authorization by $25 million. We plan to repurchase our common stock as market conditions warrant.

As of September 30, 2016, we had cash and cash equivalents of $70.1 million and marketable investments of $63.1 million. These balances include $47 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2016

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