Form 10-K
period 2016-12-31
FORRESTER RESEARCH, INC.
filed 2017-03-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $367,000,000.

As of March 6, 2017, 18,082,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2017 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, our plans for international expansion, future dividends, future share repurchases, future growth rates and operating income, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is a global independent research, data, and advisory services firm. We work with business and technology leaders to help them develop customer-obsessed strategies that drive growth. Forrester’s unique insights are grounded in annual surveys of more than 500,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.  Through proprietary research and data, custom consulting, exclusive executive peer groups and events, Forrester challenges the thinking of its clients and positions them to lead change in their organizations in an era of powerful customers.

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

Industry Background

Enterprises and their employees struggle to remain both competitive and cost-efficient in an increasingly customer-centric, complex global business environment.  Technology changes and innovations occur at an increasingly rapid pace. Developing comprehensive and coordinated business strategies is increasingly difficult as consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

Consequently, companies and the professionals in the roles we serve must rely on external sources of independent business advice spanning a variety of areas including but not limited to customer behavior, technology investments, and business strategy. We believe there is a need for objective research, data, advisory and related services that are thematic, prescriptive, and executable, and that provide a comprehensive customer-centric perspective on the rapidly changing business environment.

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

Forrester’s Solution

The Company offers a broad set of products and services designed to help our clients win in the Age of the Customer. Our research, data, consulting, events and peer networks are used by our clients to:

•	Understand trends in consumer behavior and how to capitalize on those trends.
•	Benchmark their customer experience.
•	Plan strategies to improve their customer experience.
•	Develop customer-obsessed cultures that drive growth.
•	Assess potential new markets, competitors, products and services, and go-to-market strategies.
•	Anticipate technology-driven business model shifts.
•	Educate, inform, and align strategic decision-makers in their organizations.
•	Navigate technology purchases and implementation challenges and optimize technology investments, particularly in the BT space.
•	Capitalize on emerging technologies, especially in BT.

Our products and services focus on five market imperatives important to our clients and prospects in the Age of the Customer:

•	Drive revenue with continuously improving customer experience.
•	Differentiate with digital.
•	Excel with customer-obsessed marketing.
•	Build an insights driven organization.
•	Maximize the business value of technology.

Products and Services

We offer our clients a selection of products, services, and engagement opportunities. In the first quarter of 2016, we rebranded our products and services into five categories:  Forrester Research (our core research), Forrester Connect (our peer offerings), Forrester Data, Forrester Consulting, and Forrester Events.

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

Our Age of the Customer Research offering, which combines our Business Technology (BT) and Marketing and Strategy (M&S) Research offerings, is closely aligned with our strategy of addressing our clients’ and prospects’ opportunities and challenges in the Age of the Customer. In addition to the Age of the Customer Research offering, our various RoleView Research offerings include standalone BT Research and M&S Research, as well as our TI (Technology Industry) Research offering designed specifically for technology vendors. Each of our Research offerings consist of a library of cross-linked documents that interconnect our playbooks, reports, data, product rankings, best practices, evaluation tools, and research archives. Research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts.

We also offer clients the opportunity to license electronic “reprints” of designated Research for posting to a client’s website(s) for a designated period of time to support a client’s marketing or business objectives.  Beginning in the first quarter of 2016, electronic reprints are hosted on a new on-line platform that enables interactive content and provides us with improved tracking of distribution of our intellectual property.

Research Methodology

We employ a structured methodology in our research that enables us to identify and analyze business technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We ascertain the issues important to our clients and prospects through thousands of interactions and surveys with technology vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on helping our clients increase their customer focus and grow their business. We use the following primary research inputs:

•	Our own proprietary data from our CX Index™, Consumer Technographics®, Business Technographics, and ForecastView products.
•	Confidential interviews with early adopters and mainstream users of new technologies across technology, marketing, and strategy roles at end-user companies.
•	In-depth interviews with business technology vendors and suppliers of related services.
•	Ongoing briefings with vendors to review current positions and future directions.
•	Continuous dialogue with our clients to identify business and technology opportunities in the marketplace.

Collaboration among research, product, data and consulting professionals is an integral part of our process, leading to higher-quality research and a unified perspective. Our global research and product organization supports our client base by facilitating research and product collaboration and quality, promoting a uniform client experience and improved customer satisfaction, and encouraging innovation.

Clients subscribing to our Research offerings may choose between two membership levels:

•

Member Licenses.     Member Licenses include access to the written research, as well as Inquiry with analysts, and access to Forrester Webinars. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30 minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists. Forrester Webinars are Web-based conferences on selected topics of interest to particular professional roles that typically are held several times a week.

•	Reader Licenses. Reader Licenses provide access to our written research.

Both Member and Reader clients receive access to our customer success specialists, who provide additional information about our research, methodologies, coverage areas, and sources. The customer success specialists are available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries. Clients that subscribe for one or more member licenses receive one ticket per order to attend a Forrester Event.

We also offer Research Share licenses that allow clients to share a designated number of published pieces of research with a designated number of persons within their organizations.

Forrester Connect

The Forrester Connect offerings are designed to help clients connect with peers and Forrester’s professionals, optimize use of our products and services, and to coach executives to lead far-reaching change within their organizations.

Leadership Boards

Our Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients may participate in one or more Leadership Boards. Memberships are available to the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate RoleView Research offering, members of our Leadership Boards receive access to the following:

•	A private forum for members to test their thinking with peers through local and national meetings, one-to-one and group peer exchanges, and virtual community activities.
•	Advisors to challenge members’ thinking with insights drawn from peers, our Research, and our analyst community, all designed to help members drive business growth and lead change.
•	Member-generated content that includes next and best practices as well as role-specific maturity benchmark data.
•	An event ticket to attend one Forrester Event.

Executive Programs

Our Executive Programs provide CMOs and CIOs with personal coaches who help the executives and their teams establish and tackle their most important initiatives. In addition to a member license for our research offering and one ticket to attend a Forrester Event, our Executive Programs provides on-site strategy workshops, personalized research and analysis, access to Forrester experts, and custom data analytics to help executives understand and anticipate customer behavior.

Forrester Data

Our Data products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Data products and services or choose to have us conduct custom data analysis on their behalf. Our Data products and services include:

•

Forrester’s Customer Experience (CX) Index.    The CX Index, which uses Forrester’s rigorous customer experience methodology, is a framework for assessing and measuring the quality of customer experience for over 900 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience score, along with revenue models to guide clients’ investments in customer experience, prioritization and simulations tools and a summary of insights provided by a Forrester analyst. We offer three packages of the Forrester CX Index, including a brand package that focuses exclusively on customer perception of the specific brand, an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors, and an add-on best-in-class package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build a CX Index scorecard and driver analysis. In 2016, we began delivering the CX Index through an easy-to-use interactive platform that allows clients to customize their CX data based on business needs.

•

Consumer Technographics.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data for unique insights into how technology impacts their customers’ purchase journey, including the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. Additionally, clients may have access to a Technographics data insights manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 70,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. Business Technographics’ clients may also have access to a dedicated data insights manager to assist in utilizing appropriate data to achieve desired outcomes.

•

ForecastView.    ForecastView is an ongoing data program that provides a detailed evaluation of market size, based on expert analysis and quantitative insights from our consumer and business surveys. We leverage Technographics demand-side data and supply-side metrics to help clients uncover new business opportunities. Each forecast consists of ten years of data: five historic, the current year and four years in the future. We offer global forecasts for e-commerce, digital marketing, and mobile markets and U.S. forecasts for applications and platforms markets. ForecastView clients may also have access to ForecastView analysts to assist in utilizing appropriate data to support client business decisions.

Forrester Consulting

Our advisory and project consulting services leverage our RoleView Research, Technographics and CX Index data to deliver focused insights and recommendations that assist clients with their challenges in developing and executing technology and business strategy, including customer experience and digital strategy, informing critical decisions and reducing business risk. Our consulting services help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, and business technology transformations. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create marketing collateral, and develop sales tools. We have a dedicated consulting organization to provide professional project consulting services to our clients, utilizing our Research Playbook framework and best in class consulting techniques and content development tools, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

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

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. Our sales organization is organized into five groups based on client size, geography and market potential. Our Premier Group focuses on our largest vendor and end user clients across the globe and our Core Group focuses on small to mid-sized vendor and end user clients. Our European and Asia Pacific Groups focus on both end user and vendor clients in their respective geographies.  Our International Business Development Group sells our products and services through independent sales representatives in select international locations.

We intend to continue the work commenced in 2016 to evolve our customer engagement model to better serve and engage our clients and prospects and drive profitable growth. Our sales process is moving towards a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups. In support of this initiative, in the first quarter of 2017, we opened an office in Nashville, Tennessee. We anticipate that Nashville will be a lower-cost location than our other principal U.S. locations and will be a center for our Core sales group. We believe that when implemented, our customer engagement model changes will improve client and dollar retention and enrichment, and accelerate growth.

We employed 523 sales personnel as of December 31, 2016 compared to 524 sales personnel employed as of December 31, 2015. We also sell select Research products directly online through our website.

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

As of December 31, 2016, our products and services were delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2016 revenues.

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

Contract pricing for annual memberships for research and/or other subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts for advisory services generally is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 1% to $238.4 million at December 31, 2016 from $237.0 million at December 31, 2015.

Competition

We compete principally in the market for research, data, and advisory services, with an emphasis on customer behavior, customer experience, and the deployment of business technology to win, serve and retain customers.  We believe that the principal competitive factors in the markets we participate in include:

•	the ability to offer products and services that meet the changing needs of organizations and their executives for research, data, and advisory services;
•	comprehensive global data and insights on customer behavior;
•	independent analysis and opinions;
•	the ability to render our services in digital forms;
•	the pricing and packaging of our products and services; and
•	customer service, including the quality of professional interactions with our clients.

We believe we compete favorably on these factors due to:

•	our differentiated Age of the Customer strategy and portfolio of complementary Age of the Customer products and services;
•	our research methodology and formats;
•	our experience with and focus on emerging technologies;
•	our history of providing research and executable advice on the impact of technology on business; and
•	our growing ability to deploy digital products.

Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, survey-based general market research firms, providers of peer networking services, and digital media measurement services. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

Employees

As of December 31, 2016, we employed a total of 1,378 persons, including 520 Research, Connect, Data and Consulting staff and 523 sales personnel.

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

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 31% of our total revenues in 2016 and 30% in 2015. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

We Are Evolving Our Customer Engagement Model.    We are implementing changes to our customer engagement model toward a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core sales groups. These changes are designed to improve our retention and enrichment rates and accelerate growth.  If the changes we are implementing do not have the desired outcomes, this could have an adverse effect on our results of operations and financial condition.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    We have clients in approximately 56 countries and approximately 23% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

We Have Undergone Substantial Internal Reorganizations.    Beginning in 2013, we began to transition the provision of consulting services from our research personnel to consultants in our dedicated consulting organization and have hired additional consulting employees to build out this organization. At the same time, we hired additional quota carrying sales employees. In 2013, we created global research and product organizations to better collaborate and improve our client’s experience, and in 2015, we combined our research and product organizations into a global organization headed by a Chief Research and Product officer. In 2016, we began to implement changes to our customer engagement model. We have incurred material expenses in connection with these actions. If we do not realize anticipated benefits from these actions, our results of operations and financial condition could be adversely effected.

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

Competition.    We compete principally in the market for research, data and advisory services, with an emphasis on customer behavior and customer experience, and the impact of business technology on our clients’ business and service models. Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, survey-based general market research firms, providers of peer networking services, and digital media measurement services. Some of our competitors have substantially greater financial and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies.  We also face competition from free sources of information available on the Internet, such as Google.  Our indirect competitors could choose to compete directly against us in the future.  In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Amsterdam, Frankfurt, London, Paris, New Delhi, and Singapore. Our San Francisco lease is for approximately 19,000 square feet, with a term that expires June 30, 2022. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2015, quarterly dividends of $0.17 per common share were declared and paid in each of the four quarters during the year. During 2016, quarterly dividends of $0.18 per common share were declared and paid in each of the four quarters during the year. In February 2017, our Board of Directors declared an increase in our regular quarterly dividend to $0.19 per share that is payable on March 15, 2017. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 6, 2017 there were approximately 31 stockholders of record of our common stock. On March 6, 2017 the closing price of our common stock was $36.80 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2016 and December 31, 2015:

	2016		2015
	High	Low	High	Low
First Quarter	$34.00	$27.05	$39.90	$35.78
Second Quarter	$38.36	$31.92	$37.74	$33.06
Third Quarter	$42.01	$36.02	$37.23	$30.32
Fourth Quarter	$44.40	$35.25	$33.48	$28.25

Through 2016, our Board of Directors authorized an aggregate $485.0 million to purchase common stock under our stock repurchase program including $25.0 million authorized in each of October 2016, July 2015 and February 2015. As of December 31, 2016, we had repurchased approximately 15.0 million shares of common stock at an aggregate cost of $424.9 million.

During the quarter ended December 31, 2016, we repurchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
November 1 - November 30	47,724	$37.35
December 1 - December 31	217	$39.58
	47,941		$60,060

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2011 through December 31, 2016 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statements of Income Data
Research services	$215,216	$210,268	$207,517	$202,843	$203,091
Advisory services and events	110,879	103,458	104,545	94,807	89,940
Total revenues	326,095	313,726	312,062	297,650	293,031
Income from operations	30,774	18,827	18,213	21,833	30,760
Other income and gains (losses) on investments, net	(65)	493	176	(1,841)	1,394
Net income	$17,651	$11,996	$10,865	$13,024	$26,296
Basic income per common share	$0.98	$0.67	$0.58	$0.62	$1.17
Diluted income per common share	$0.97	$0.66	$0.57	$0.61	$1.15
Basic weighted average shares outstanding	17,984	17,927	18,713	20,861	22,500
Diluted weighted average shares outstanding	18,269	18,143	19,007	21,353	22,929

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$138,105	$101,106	$104,535	$155,145	$242,656
Working capital	45,962	15,274	26,298	78,991	155,278
Total assets	335,785	318,991	332,707	402,202	488,015
Deferred revenue	134,265	140,676	144,568	152,903	150,495
Total liabilities	185,749	191,689	191,105	197,540	190,808
Cash dividends declared	12,987	12,179	11,962	12,394	12,588

Cash dividends in 2016, 2015, 2014, 2013 and 2012 represent quarterly dividends of $0.18, $0.17, $0.16, $0.15 and $0.14 per common share declared and paid during 2016, 2015, 2014, 2013 and 2012, respectively.

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

Deferred revenue, agreement value, client retention, dollar retention, enrichment and number of clients are metrics that we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts to purchase research and advisory services, provide a significant measure of our business activity. We define these metrics as follows:

•	Deferred revenue — billings in advance of revenue recognition as of the measurement date.
•

Agreement value — the total revenues recognizable from all contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 2% of agreement value at December 31, 2016.

•	Client retention — the percentage of client companies with memberships expiring during the most recent twelve-month period that renewed one or more of those memberships during that same period.
•

Dollar retention — the total dollar value of client membership contracts expiring during the most recent twelve-month period, which are renewed in whole or in part, as a percentage of the dollar value of all expiring client membership contracts during the same period.

•	Enrichment — the percentage of the dollar value of client membership contracts renewed during the most recent twelve-month period to the dollar value of the corresponding expiring contracts.
•

Clients — we aggregate the various divisions and subsidiaries of a corporate parent as a single client and we also aggregate separate instrumentalities of the federal, state, and provincial governments as single clients.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Deferred revenue	$134.3	$140.7	$(6.4)	(5%)
Agreement value	$238.4	$237.0	$1.4	1%
Client retention	75%	77%	(2)	(3%)
Dollar retention	87%	89%	(2)	(2%)
Enrichment	93%	98%	(5)	(5%)
Number of clients	2,432	2,471	(39)	(2%)

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Deferred revenue	$140.7	$144.6	$(3.9)	(3%)
Agreement value	$237.0	$231.7	$5.3	2%
Client retention	77%	76%	1	1%
Dollar retention	89%	88%	1	1%
Enrichment	98%	97%	1	1%
Number of clients	2,471	2,431	40	2%

Deferred revenue at December 31, 2016 decreased 5% compared to the prior year and decreased 4% after adjusting for the effect of foreign currency fluctuations, due to our revenue growth for the year exceeding contract bookings.  Agreement value at December 31, 2016 increased 1% compared to the prior year and increased 3% after adjusting for the effect of foreign currency fluctuations, representing an increase in contract bookings for the year.  Deferred revenue at December 31, 2015 decreased 3% compared to the prior year and was flat with the prior year after adjusting for the effect of foreign currency fluctuations, due to growth in contract bookings being offset by revenue growth and a small increase in future billings for current contracts as of December 31, 2015 compared to the prior year.  Agreement value at December 31, 2015 increased 2% compared to the prior year and 4% after adjusting for the effect of foreign currency fluctuations, representing an increase in contract bookings for the year. Client retention and dollar retention rates improved steadily during 2014 and the first three quarters of 2015.  However, these metrics have shown a small decline in each quarter from the fourth quarter of 2015 throughout 2016. Our enrichment metric remained at 97% throughout 2014 and the first three quarters of 2015, and increased to 98% in the fourth quarter of 2015.  During 2016, our enrichment metric declined each quarter throughout the year.

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

•

Revenue Recognition.    We generate revenues from licensing memberships to, and sales of, our Research, Connect and Data products and services, performing advisory services and consulting projects and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the amount of revenue that is allocated to our Research, Connect and Data products that commence delivery on the first day of the contract is limited based on the contract price that would be refundable to the customer if the yet undelivered products were never delivered. We obtain the relative selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year or upon an analysis of the estimated selling price of products for which there are insufficient standalone sales. The majority of our research services revenues, including our RoleView Research, Leadership Boards and Data subscription products, are recognized ratably over the term of the contract. Certain research services revenues, including revenues from sales of reprints, are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Event revenues are recognized upon completion of the event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenues.

Annual subscriptions to our RoleView Research include access to all or a designated portion of our research, and depending on the type of license, unlimited phone or email analyst inquiry, and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as one unit of accounting.  Annual subscriptions for Leadership Boards include access to the RoleView Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. Leadership Boards are accounted for as two units of accounting: 1) the event ticket and 2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each element based upon their relative selling prices, which are determined based on standalone sales of event tickets and the estimated selling price of the remaining services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the contract period, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the contract period. Certain of our data subscription products also include advisory services and these contracts are accounted for as two units of accounting: 1) the data subscription and data advisor and 2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining data services.

Our revenue recognition also determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

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

Expected volatility is based, in part, on the historical volatility of our common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The development of an expected life assumption involves projecting employee exercise behaviors (expected period between stock option vesting dates and stock option exercise dates). Expected dividend yields are based on expectations of current and future dividends, if any. For periods through December 31, 2016, we were required to estimate forfeitures of stock-based awards for recognition of compensation expense. We based these estimates on past experience and expectations of future forfeitures. We recorded additional expense if the actual forfeitures were lower than estimated and recorded a recovery of prior recognized expense if the actual forfeitures were higher than estimated. The actual expense recognized over the vesting period is only for those awards that vested. As of January 1, 2017, we will adopt Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures, as previously required, or to recognize forfeitures as they occur. We will elect to recognize forfeitures as they occur, effective January 1, 2017, and as such will record expense over the service period for 100% of our share-based awards that are outstanding and not yet vested and will record a recovery of prior recognized expense at the date an award is forfeited prior to vesting. Significant forfeitures during a reporting period could increase the volatility, and decrease the predictability, of our financial results.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $2.8 million at December 31, 2016. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. Investments that are accounted for using the cost method are valued at cost unless an other-than-temporary impairment in their value occurs. For investments that are accounted for using the equity method, we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2016, we had $74.7 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2016 utilizing a quantitative assessment and concluded that the fair values of each of our reporting units continues to significantly exceed their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2016 consist primarily of acquired customer relationships and were valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2016, 2015 and 2014

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2016	2015	2014
Revenues:
Research services	66.0%	67.0%	66.5%
Advisory services and events	34.0	33.0	33.5
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	39.3	40.2	40.4
Selling and marketing	35.9	37.0	37.1
General and administrative	12.4	12.5	12.4
Depreciation	2.4	2.6	3.0
Amortization of intangible assets	0.3	0.3	0.7
Reorganization costs	0.3	1.4	0.6
Income from operations	9.4	6.0	5.8
Other income, net	0.2	0.2	0.2
Gains (losses) on investments, net	(0.2)	—	(0.1)
Income before income taxes	9.4	6.2	5.9
Income tax provision	4.0	2.4	2.4
Net income	5.4%	3.8%	3.5%

2016 compared to 2015

Revenues

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$326.1	$313.7	$12.4	4%
Revenues from research services	$215.2	$210.3	$4.9	2%
Revenues from advisory services and events	$110.9	$103.5	$7.4	7%
Revenues attributable to customers outside of the U.S.	$73.9	$72.7	$1.2	2%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of clients (at end of period)	2,432	2,471	(39)	(2%)
Number of events	14	15	(1)	(7%)

Total revenues increased 4% during 2016 compared to 2015 and 5% after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. increased 2% during 2016 compared to the prior year and 6% after adjusting for the effect of foreign currency fluctuations, representing 23% of total revenues in 2016 and reflecting growth in the Asia Pacific region and in Europe while revenues in Canada declined slightly. We expect consolidated revenue growth to slow to a range of negative 1% to growth of 2% in 2017, or growth of 1% to 3% after adjusting for the effect of estimated currency fluctuations.  The decline in our estimated revenue growth rate in 2017 compared to the actual growth rate in 2016 is due primarily to lower contract bookings growth in 2016 compared to the prior year, which was due primarily to keeping the number of quota carrying sales employees essentially flat during 2016 compared to a 5% increase during 2015.  We anticipate increasing our sales employees by 8% to 10% during 2017, which we expect will accelerate revenue growth towards the end of 2017.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 2% during 2016 compared to the prior year and 3% after adjusting for the effect of foreign currency fluctuations, reflecting growth in our Research products partially offset by a decline in revenue in our Connect and Data products.

Revenues from advisory services and events increased 7% during 2016 compared to the prior year and 8% after adjusting for the effect of foreign currency fluctuations. The increase was led by growth in our Consulting and Advisory services of 7% while our Events business achieved growth of 4%.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$128.2	$126.3	$1.9	2%
Cost of services and fulfillment as a percentage of total revenues	39.3%	40.2%	(0.9)	(2%)
Service and fulfillment employees (at end of period)	602	584	18	3%

Cost of services and fulfillment expenses increased 2% in 2016 compared to 2015 and 3% after adjusting for the effect of foreign currency fluctuations. The increase in dollars was primarily due to (1) a $1.2 million increase in compensation and benefit costs, resulting from an increase in the average number of employees and annual merit increases compared to the prior year and (2) a $2.3 million increase in professional services costs due to an increase in outsourced fees related to consulting projects delivered and an increase in fees related to the new digital reprint platform, which were partially offset by a decrease in survey costs. These increases were partially offset by a reduction in event expenses of $0.9 million and a reduction in travel expenses of $0.7 million. We anticipate an increase in cost of services and fulfillment as a percentage of revenues in 2017 as compared to 2016 due to revenues estimated at near flat levels and costs increasing due to an increase in hiring of consulting employees and merit increases.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$116.9	$116.1	$0.8	1%
Selling and marketing expenses as a percentage of total revenues	35.9%	37.0%	(1.1)	(3%)
Selling and marketing employees (at end of period)	584	576	8	1%

Selling and marketing expenses increased 1% in 2016 compared to 2015 and 2% after adjusting for the effect of foreign currency fluctuations.  The increase in dollars was primarily due to a $1.5 million increase in compensation and benefit costs resulting from an increase in sales employees and annual merit increases compared to the prior year, which were partially offset by a $0.7 million decrease in professional services costs.

During 2016 we commenced work to evolve our customer engagement model to better serve and engage our clients and prospects.  Our sales process is moving towards a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups.  As we began this transition during 2016, sales headcount growth was limited as we transitioned our clients and salesforce into this new model on a limited basis.  We intend to fully implement this model during 2017 and plan to increase our sales employees by approximately 8% to 10% in 2017 as compared to 2016. Any resulting increase in contract bookings for our research services would generally be recognized over a twelve-month period, which typically results in an increase in selling and marketing expense as a percentage of revenues during periods of sales force expansion.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$40.6	$39.0	$1.6	4%
General and administrative expenses as a percentage of total revenues	12.4%	12.5%	(0.1)	(1%)
General and administrative employees (at end of period)	192	185	7	4%

General and administrative expenses increased 4% in 2016 compared to 2015 and 5% after adjusting for the effect of foreign currency fluctuations. The increase in dollars was primarily due to a $1.6 million increase in professional services expense resulting primarily from an increase in consulting fees for technology projects and legal and accounting expenses.

Depreciation

Depreciation expense remained essentially consistent in 2016 as compared to 2015.

Amortization of Intangible Assets

Amortization expense remained essentially consistent in 2016 as compared to 2015.

Reorganization Costs

During 2016 we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce implemented and completed in the first quarter of 2016, of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

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

Income from Operations

Income from operations increased $11.9 million or 63% during 2016 as compared to the prior year and increased to 9.4% of total revenues in 2016 from 6.0% in the prior year. The expansion in income from operations as a percentage of total revenues in 2016 was due to a small increase in headcount during the year, tight cost controls for travel and entertainment, and a $3.4 million decrease in reorganization costs in 2016 as compared to 2015.  The focus on cost controls during 2016 along with the decrease in reorganization costs resulted in our operating expenses increasing by less than 1% compared to 2015, while revenues increased 4% compared to 2015.  We expect income from operations as a percentage of total revenues to decrease to a range of 7.8% to 8.8% for the year ended December 31, 2017 due to revenues at flat levels in 2017 compared to 2016 and operating expenses increasing primarily from anticipated increases in headcount for sales and consulting employees.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The increase in other income, net during 2016 was due to 1) an increase in interest income of $0.1 million as compared to 2015 and 2) foreign currency gains of approximately $0.1 million during the current year versus insignificant foreign currency losses during the prior year.

Losses on Investments, Net

Losses on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. The increase in investment losses during 2016 was primarily due to an increase in investment losses incurred by the underlying funds as compared to the prior year.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$13.1	$7.3	$5.8	78%
Effective tax rate	42.5%	37.9%	4.6	12%

The increase in the effective tax rate during 2016 as compared to the prior year is primarily due to 1) $1.0 million of tax expense in 2016 due to a valuation allowance on capital losses generated from one of our non-marketable investments and 2) a one-time $0.6 million benefit in 2015, which did not recur in 2016, from a change in tax legislation related to the U.S. Tax Court opinion in the “Altera” case as described below.  The effect of these items were partially offset by the inclusion in 2015 of a $0.3 million loss on the liquidation of a foreign subsidiary in 2015 for which a tax benefit could not be recognized and lower non-deductible stock compensation expense in 2016 compared to 2015. We expect our effective tax rate for the full year of 2017 to be approximately 36%, which includes a 4% benefit from the anticipated recognition of previously unrecognized tax benefits of approximately $1.1 million.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense. The requirement to report those income tax effects in earnings will be applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying this guidance will be dependent on how many options are exercised and how many restricted stock units vest, as well as the volatility of our stock price.

 In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We have reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting our cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. There were no significant developments in this case during 2016 and we will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

Total revenues increased 1% during 2015 compared to 2014 and 4% after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. decreased 9% during 2015 compared to the prior year; however after adjusting for the effect of foreign currency fluctuations, revenues from customers outside of the U.S. increased 4% and represented 26% of total revenues in 2015, reflecting revenue growth in the Asia Pacific region and Europe partially offset by a decline in Canada.

Research services revenues increased 1% during 2015 compared to the prior year and 5% after adjusting for the effect of foreign currency fluctuations, reflecting growth in our Research and Data products partially offset by a decline in revenue in our Connect products.  The increase in revenue for our Research and Data products is a result of an increase in related contract bookings in 2015, while the decrease in revenue for our Connect products is a result of a decrease in related contract bookings in 2015, due in part to a reduction in our Connect product offerings outside of the U.S.

Revenues from advisory services and events decreased 1% during 2015 compared to the prior year and increased 2% after adjusting for the effect of foreign currency fluctuations. The decrease was driven by a 20% decrease in Events revenues due to a significant decrease in sponsorship revenues during 2015.  The decrease in Events revenues was partially offset by a 2% increase in Advisory and Consulting revenues in 2015 due to an increase in related contract bookings and delivery of services in 2015.

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

Cost of services and fulfillment expenses increased less than 1% in 2015 compared to 2014 and increased 3% after adjusting for the effect of foreign currency fluctuations.  Total compensation and benefits costs decreased approximately $0.2 million in 2015 compared to the prior year as lower salary and benefit costs, due to fewer employees in 2015, was partially offset by an increase in incentive bonus expense in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 32 of the employees were included in cost of services and fulfillment.  In addition, 2015 includes a $0.3 million increase in stock compensation costs and a $0.2 million increase in Events costs that were partially offset by lower professional service costs due to lower consulting outsourcing costs.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$116.1	$115.8	$0.3	—
Selling and marketing expenses as a percentage of total revenues	37.0%	37.1%	(0.1)	—
Selling and marketing employees (at end of period)	576	563	13	2%

Selling and marketing expenses increased less than 1% in 2015 compared to 2014 and increased 3% after adjusting for the effect of foreign currency fluctuations.  The increase in selling and marketing expenses during 2015 compared to the prior year is primarily due to a $0.3 million increase in compensation and benefit costs resulting from an increase in sales employees and annual merit increases. In addition, 2015 includes a $0.5 million increase in professional service costs that were offset by lower bad debt expense and a $0.2 million charge to terminate a contract with an independent sales representative during 2014 that did not recur in 2015.  Of the 50 employees terminated during the reorganization in the first quarter of 2015, 15 of the employees were included in selling and marketing.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$39.0	$38.6	$0.4	1%
General and administrative expenses as a percentage of total revenues	12.5%	12.4%	0.1	1%
General and administrative employees (at end of period)	185	184	1	1%

General and administrative expenses increased 1% in 2015 compared to 2014 and increased 4% after adjusting for the effect of foreign currency fluctuations. The increase in general and administrative expenses during 2015 compared to the prior year is primarily due to 1) a $1.5 million increase in compensation and benefits costs resulting from an increase in incentive bonus expense and annual merit increases and 2) a $0.6 million increase in stock-based compensation expense.  These increases were partially offset by lower professional services costs due to the implementation of cloud-based software services in 2014 that did not recur in 2015 and a reduction in recruiting costs due to the build out of the consulting organization that was substantially completed in 2014.

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

The decrease in the effective tax rate during 2015 as compared to the prior year is primarily due to a one-time $0.6 million benefit in 2015 for a change in tax legislation related to the U.S. Tax Court opinion in the Altera case, and an immaterial out-of-period error recorded in 2014 that increased tax expense by $0.5 million.  The effect of these items were partially offset by the inclusion in 2015 of a $0.3 million loss on the liquidation of a foreign subsidiary in 2015 for which a tax benefit could not be recognized.

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

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues	$215,216	$—	$—	$215,216
Advisory services and events revenues	20,374	45,601	44,904	110,879
Total segment revenues	235,590	45,601	44,904	326,095
Segment expenses	41,528	51,132	26,647	119,307
Contribution margin (loss)	194,062	(5,531)	18,257	206,788
Year over year revenue change	3%	6%	5%	4%
Year over year expense change	8%	(1%)	(2%)	2%

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,997	42,949	103,458
Total segment revenues	227,780	42,997	42,949	313,726
Segment expenses	38,615	51,510	27,320	117,445
Contribution margin (loss)	189,165	(8,513)	15,629	196,281
Year over year revenue change	—	(12%)	22%	1%
Year over year expense change	(2%)	(3%)	—	(2%)

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545
Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009
Contribution margin (loss)	188,810	(4,649)	7,892	192,053

Product segment revenues increased 3% during 2016 compared to the prior year. Research services revenues increased 2% during 2016 compared to the prior year, reflecting growth in our Research products partially offset by a decline in revenue in our Connect and Data products. Advisory services and events revenues increased $2.9 million, or 16%, during 2016 compared to the prior year due to a $2.4 million increase in data consulting and a $0.5 million increase in Events revenues.  Product segment expenses increased 8% during 2016 compared to the prior year period due entirely to a $3.0 million increase in compensation and benefit costs due to an increase in employees for the Data, Events and Connect products.  Event costs decreased by $0.9 million in 2016, which were mostly offset by small increases in professional services expenses and multiple other expense items.

Product segment revenues were flat during 2015 compared to the prior year. Research services revenues increased 1% during 2015 compared to the prior year and after adjusting for the effects of foreign currency fluctuations, increased 5% reflecting growth in our Research and Data products partially offset by a decline in revenue in our Connect products.  The increase in revenue for our Research and Data products is a result of an increase in related contract bookings in 2015, while the decrease in revenue for our Connect products is a result of a decrease in related contract bookings in 2015, due in part to a reduction in our Connect product offerings outside of the U.S. Advisory services and events revenues decreased $3.2 million during 2015 due primarily to a $2.6 million decrease in events revenues to $10.4 million in the 2015 period compared to $12.9 million during the prior year, driven by a significant decline in sponsorship revenue. Data advisory revenue decreased $0.7 million, or 10%, during 2015 compared to the prior year due primarily to lower outsource fees associated with the data consulting projects. Product segment expenses decreased 2% during 2015 compared to the prior year periods, and on a constant currency basis were essentially flat. The decline on a dollar basis was due to a decline in compensation and benefits costs due to lower headcount that was only partially offset by an increase in professional services expense for surveys.

Research segment revenues increased 6% during 2016 compared to the prior year due to an increase in both advisory and consulting revenues. Research segment expenses decreased by 1% compared to the prior year due primarily to a decrease in travel expenses while compensation and benefit costs were flat.

Research segment revenues decreased 12% during 2015 compared to the prior year due to the transition of the performance of project consulting services during 2014 and 2015 from personnel in our Research segment to personnel in our Project Consulting segment. Research segment expenses decreased by 3% during 2015 compared to the prior year due primarily to a decrease in compensation and benefit costs due to a decrease in the number of employees in the Research segment related to the transition in the delivery of project consulting services to the Project Consulting segment.

Project Consulting segment revenues increased 5% during 2016 compared to the prior year as our content marketing group delivered strong revenue growth while our strategy consulting group experienced a decline in revenues.  Project Consulting segment expenses decreased $0.7 million, or 2%, during 2016 compared to the prior year due primarily to a $1.9 million decrease in compensation and benefit costs due to a lower number of employees during 2016, which was partially offset by an increase in outsourced costs for consulting projects delivered.  We anticipate increasing the number of consulting employees during 2017.

Project Consulting segment revenues increased 22% during 2015 compared to the prior year, due primarily to the transition of the performance of project consulting services from research personnel in our Research segment to consulting personnel during 2014 and 2015. Project Consulting segment expenses were flat during 2015 compared to the prior year.  The flat expenses during 2015 were due primarily to a $0.5 million increase in salaries and benefits that was offset by a decrease in outsourced costs.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 66% of our revenues during 2016, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $41.9 million and $32.5 million during the years ended December 31, 2016 and 2015, respectively. The $9.4 million increase in cash provided from operations during 2016 is primarily attributable to 1) an $8.6 million increase in net income as adjusted for non-cash items in 2016 as compared to 2015, 2) a $5.7 million increase in cash generated from the change in accounts receivable and deferred revenue, which represents an excess of cash collected compared to revenues during 2016 versus revenues exceeding cash collections during 2015, and 3) a $4.9 million decrease in cash from working capital due primarily to an increase in incentive bonus payments during 2016.  We expect cash from operating activities to be in the range of $32.0 to $36.0 million during 2017.

During 2016, we used $17.9 million of cash for investing activities, consisting primarily of $13.7 million in net purchases of marketable investments and $4.1 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of software. We expect capital expenditures to be in the range of $4.0 million to $7.0 million during 2017. During 2015, we generated $2.8 million of cash from investing activities, consisting primarily of $6.4 million in net maturities of marketable investments partially offset by $3.9 million of purchases of property and equipment. Property and equipment purchases during 2015 consisted primarily of equipment and software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We generated $2.5 million of cash from financing activities during 2016 primarily due to $16.7 million of proceeds received from the exercise of stock options and our employee stock purchase plan, which was partially offset by the payment of $13.0 million in quarterly dividends consisting of a $0.18 per share dividend each quarter. In addition, during 2016 we paid $1.8 million for purchases of our common stock. We used $29.7 million of cash from financing activities during 2015 primarily due to $20.9 million of purchases of our common stock. In addition, during 2015 we paid $12.2 million of quarterly dividends consisting of a $0.17 per share dividend each quarter and we received $3.3 million of proceeds from the exercise of stock options and our employee stock purchase plan.

During 2016, our Board of Directors increased our stock repurchase authorization by $25 million. As of December 31, 2016, our remaining stock repurchase authorization was approximately $60.1 million. We plan to continue to repurchase our common stock during 2017, as market conditions warrant.

As of December 31, 2016, we had cash and cash equivalents of $77.0 million and marketable investments of $61.1 million. These balances include $46.3 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2016, we had future contractual obligations as follows:

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Operating leases (1)	$88,823	$11,913	$11,153	$10,775	$10,223	$8,816	$35,943
Purchase commitments (2)	8,292	7,486	403	403	—	—	—
	$97,115	$19,399	$11,556	$11,178	$10,223	$8,816	$35,943

(1) Operating leases comprise of future minimum rental commitments under non-cancellable property leases.

(2) Purchase commitments principally comprise of contractual commitments for software, outsourced research services and event venues.

As of December 31, 2016, $0.4 million of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

The following table provides information about our investment portfolio, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date.

Principal amounts by maturity dates (dollars in thousands):

	Years Ended December 31,
	2017	2018
Federal obligations	$—	$1,793
Corporate obligations	37,159	22,195
Total	$37,159	$23,988
Weighted average interest rates	1.02%	1.18%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the year ended December 31, 2016, we incurred foreign currency exchange gains of $0.1 million. Foreign exchange losses were insignificant during the year ended December 31, 2015 and for the year ended December 31, 2014 we incurred foreign currency exchange losses of $0.1 million. Historically, we have not entered into any hedging agreements as we have assessed our exposure to sudden changes in foreign currency exchange rates to be insignificant. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2016 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Forrester Research, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2017

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$76,958	$53,331
Marketable investments (Note 3)	61,147	47,775
Accounts receivable, net (Note 11)	58,812	67,355
Deferred commissions	12,052	13,529
Prepaid expenses and other current assets	14,467	15,737
Total current assets	223,436	197,727
Property and equipment, net (Note 11)	23,894	27,569
Goodwill (Note 2)	73,193	74,071
Intangible assets, net (Note 2)	1,464	2,334
Other assets	13,798	17,290
Total assets	$335,785	$318,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,806	$525
Accrued expenses and other current liabilities (Note 11)	41,403	41,252
Deferred revenue	134,265	140,676
Total current liabilities	177,474	182,453
Non-current liabilities	8,275	9,236
Total liabilities	185,749	191,689

Commitments (Note 6)

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,719 and 21,063 shares as of December 31, 2016 and 2015, respectively
Outstanding - 18,361 and 17,752 shares as of December 31, 2016 and 2015, respectively	217	211
Additional paid-in capital	157,569	134,967
Retained earnings	121,799	117,135
Treasury stock -3,358 and 3,311 shares as of December 31, 2016 and 2015, respectively, at cost	(121,976)	(120,185)
Accumulated other comprehensive loss	(7,573)	(4,826)
Total stockholders’ equity	150,036	127,302
Total liabilities and stockholders’ equity	$335,785	$318,991

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Research services	$215,216	$210,268	$207,517
Advisory services and events	110,879	103,458	104,545
Total revenues	326,095	313,726	312,062
Operating expenses:
Cost of services and fulfillment	128,175	126,261	126,199
Selling and marketing	116,898	116,081	115,753
General and administrative	40,579	39,041	38,584
Depreciation	7,812	8,192	9,325
Amortization of intangible assets	831	891	2,171
Reorganization costs	1,026	4,433	1,817
Total operating expenses	295,321	294,899	293,849
Income from operations	30,774	18,827	18,213
Other income, net	740	511	464
Losses on investments, net	(805)	(18)	(288)
Income before income taxes	30,709	19,320	18,389
Income tax provision	13,058	7,324	7,524
Net income	$17,651	$11,996	$10,865

Basic income per common share	$0.98	$0.67	$0.58

Diluted income per common share	$0.97	$0.66	$0.57

Basic weighted average common shares outstanding	17,984	17,927	18,713
Diluted weighted average common shares outstanding	18,269	18,143	19,007

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$17,651	$11,996	$10,865

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(2,764)	(3,187)	(3,977)
Net change in market value of investments	17	(26)	(90)
Other comprehensive loss	(2,747)	(3,213)	(4,067)
Comprehensive income	$14,904	$8,783	$6,798

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity

Balance, December 31, 2013	20,491	$205	$109,676	$118,415	735	$(26,088)	$2,454	$204,662
Issuance of common stock under stock plans, including tax effects	365	4	7,822	—	—	—	—	7,826
Stock-based compensation expense	—	—	7,444	—	—	—	—	7,444
Repurchases of common stock	—	—	—	—	1,968	(73,166)	—	(73,166)
Dividends paid on common shares	—	—	—	(11,962)	—	—	—	(11,962)
Net income	—	—	—	10,865	—	—	—	10,865
Net change in marketable investments, net of tax	—	—	—	—	—	—	(90)	(90)
Foreign currency translation	—	—	—	—	—	—	(3,977)	(3,977)
Balance, December 31, 2014	20,856	209	124,942	117,318	2,703	(99,254)	(1,613)	141,602

Issuance of common stock under stock plans, including tax effects	207	2	1,678	—	—	—	—	1,680
Stock-based compensation expense	—	—	8,347	—	—	—	—	8,347
Repurchases of common stock	—	—	—	—	608	(20,931)	—	(20,931)
Dividends paid on common shares	—	—	—	(12,179)	—	—	—	(12,179)
Net income	—	—	—	11,996	—	—	—	11,996
Net change in marketable investments, net of tax	—	—	—	—	—	—	(26)	(26)
Foreign currency translation	—	—	—	—	—	—	(3,187)	(3,187)
Balance, December 31, 2015	21,063	211	134,967	117,135	3,311	(120,185)	(4,826)	127,302

Issuance of common stock under stock plans, including tax effects	656	6	14,626	—	—	—	—	14,632
Stock-based compensation expense	—	—	7,976	—	—	—	—	7,976
Repurchases of common stock	—	—	—	—	47	(1,791)	—	(1,791)
Dividends paid on common shares	—	—	—	(12,987)	—	—	—	(12,987)
Net income	—	—	—	17,651	—	—	—	17,651
Net change in marketable investments, net of tax	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	(2,764)	(2,764)
Balance, December 31, 2016	21,719	$217	$157,569	$121,799	3,358	$(121,976)	$(7,573)	$150,036

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$17,651	$11,996	$10,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write offs	7,812	8,350	9,325
Amortization of intangible assets	831	891	2,171
Net losses from investments	805	18	288
Deferred income taxes	2,602	(985)	(7,526)
Stock-based compensation	7,976	8,347	7,444
Amortization of premium on investments	345	693	1,273
Foreign currency (gains) losses	(81)	38	141
Changes in assets and liabilities
Accounts receivable	7,963	(718)	9,140
Deferred commissions	1,477	225	(815)
Prepaid expenses and other current assets	311	1,431	620
Accounts payable	1,317	(357)	(82)
Accrued expenses and other liabilities	(2,011)	4,657	2,171
Deferred revenue	(5,140)	(2,120)	(6,220)
Net cash provided by operating activities	41,858	32,466	28,795
Cash flows from investing activities:
Purchases of property and equipment	(4,140)	(3,931)	(1,503)
Purchases of marketable investments	(36,763)	(20,587)	(35,386)
Proceeds from sales and maturities of marketable investments	23,086	26,960	60,112
Other investing activity	(48)	347	1,542
Net cash provided by (used in) investing activities	(17,865)	2,789	24,765
Cash flows from financing activities:
Dividends paid on common stock	(12,987)	(12,179)	(11,962)
Repurchases of common stock	(1,791)	(20,931)	(73,166)
Proceeds from issuance of common stock under employee equity incentive plans	16,734	3,347	8,969
Excess tax benefits from stock-based compensation	550	51	244
Net cash provided by (used in) financing activities	2,506	(29,712)	(75,915)
Effect of exchange rate changes on cash and cash equivalents	(2,872)	(1,862)	(2,127)
Net increase (decrease) in cash and cash equivalents	23,627	3,681	(24,482)
Cash and cash equivalents, beginning of year	53,331	49,650	74,132
Cash and cash equivalents, end of year	$76,958	$53,331	$49,650

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,507	$6,425	$14,180

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes, corporate notes and bonds, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2016, 2015 and 2014, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

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

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2016, 2015 and 2014.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2016, 2015 and 2014.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. The non-current deferred rent liability at December 31, 2016 and 2015 was $7.4 million and $6.4 million, respectively, and results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2016 and December 31, 2014, Forrester recorded $0.1 million of foreign exchange gains and $0.1 million of foreign exchange losses, respectively, in other income, net. Foreign exchange losses were insignificant for the year ended December 31, 2015.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at December 31, 2013	$16	$2,438	$2,454
Foreign currency translation	—	(3,977)	(3,977)
Unrealized loss on investments before reclassification, net of tax of $47	(84)	—	(84)
Reclassification adjustment for net losses realized in net income, net of tax of $8	(6)	—	(6)
Balance at December 31, 2014	(74)	(1,539)	(1,613)
Foreign currency translation before reclassification	—	(3,505)	(3,505)
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized loss on investments, net of tax of $20	(26)	—	(26)
Balance at December 31, 2015	(100)	(4,726)	(4,826)
Foreign currency translation	—	(2,764)	(2,764)
Unrealized gain on investments, net of tax of ($14)	17	—	17
Balance at December 31, 2016	$(83)	$(7,490)	$(7,573)

Reclassification adjustments for net investment gains (losses) are reported in losses on investments, net in the Consolidated Statements of Income.  The reclassification adjustment for the write-off of a foreign currency translation loss relates to the liquidation of a non-U.S. subsidiary during 2015 and is reported in reorganization costs in the Consolidated Statements of Income.

Revenue Recognition

Forrester generates revenues from memberships to, and sales of, its Research, Connect and Data products, performing advisory services and consulting projects and hosting events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenues are presented net of any sales or value added taxes that are collected from customers and remitted to the government. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the relative selling prices of its products and services based on an analysis of standalone sales of these products and services during the year or upon an analysis of the estimated selling price of products for which there are insufficient standalone sales. The majority of research services revenues, including RoleView Research, Leadership Boards and the Data subscription products, are recognized ratably over the term of the contract. Research services revenues such as reprints are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event revenues are recognized upon completion of the event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenue.

Annual subscriptions to our RoleView Research include access to all or a designated portion of our research and, depending on the type of license, unlimited phone or email analyst inquiry and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as one unit of accounting. Annual subscriptions for Leadership Boards include access to the RoleView Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content and one Event ticket. Leadership Boards are accounted for as two units of accounting: 1) the event ticket and 2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of event tickets and the estimated selling price of the remaining services. Annual subscriptions to our data subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the contract period, and are accounted for as one unit of

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and recognized ratably as research services revenue over the contract period. Certain of the data subscription products also include advisory services and these contracts are accounted for as two units of accounting: 1) the data subscription and data advisor and 2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining data services.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for stock-based awards are classified as financing cash flows. For periods through December 31, 2016, the Company was required to estimate future forfeitures of stock-based awards for recognition of compensation expense and either recorded additional expense if the actual forfeitures were lower than estimated or recorded a recovery of prior recognized expense if the actual forfeitures were higher than estimated. The actual expense recognized over the vesting period was only for those awards that vested. As of January 1, 2017, the Company will adopt Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures, as previously required, or to recognize forfeitures as they occur. The Company will elect to recognize forfeitures as they occur, effective January 1, 2017, and as such will record expense over the service period for 100% of its share-based awards that are outstanding and not yet vested and will record a recovery of prior recognized expense at the date an award is forfeited prior to vesting. Significant forfeitures during a reporting period could increase the volatility, and decrease the predictability of the Company’s financial results. Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of services and fulfillment	$4,431	$4,573	$4,316
Selling and marketing	1,054	1,152	1,132
General and administrative	2,491	2,622	1,996
Total	$7,976	$8,347	$7,444

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2016		2015		2014
	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.30%	0.32%	1.59%	0.07%	1.69%	0.06%
Expected dividend yield	2.2%	2.1%	2.1%	1.9%	1.8%	2.0%
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years	5.1 Years	0.5 Years
Expected volatility	24%	24%	24%	22%	26%	24%
Weighted average fair value	$6.16	$6.69	$6.15	$7.19	$7.91	$7.32

Dividend yields are based on the initiation of a regular quarterly dividend program approved by the Board of Directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2016 was $15.5 million, with a weighted average remaining recognition period of 2.5 years.

Allowance for Doubtful Accounts

Forrester maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make contractually obligated payments. When evaluating the adequacy of the allowance for doubtful accounts, the Company makes

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	17,984	17,927	18,713
Weighted average common equivalent shares	285	216	294
Diluted weighted average common shares outstanding	18,269	18,143	19,007
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	706	1,237	587

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized and the related cash flows. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements: Revenue from Contracts with Customers, which clarifies several topics including, certain types of transactions that are outside the scope of the new standard, disclosure requirements and balance sheet considerations.

In 2016, Forrester established a formal program and cross-functional implementation team to identify, design and implement changes to its accounting systems and policies, business processes and internal controls to support recognition and disclosures under the new standard. The Company estimates it is more than half way through its adoption analysis and significant completed activities to date include assessments of material, active contracts, performance obligations, standalone selling prices and transaction price allocation, revenue recognition timing and variable consideration.

The Company does not anticipate that the standard will have a material impact on its results of operations.  The number of performance obligations in the Company’s arrangements will not be different under the new standard than under current guidance.  Determining standalone selling prices and allocating contract consideration on multiple element arrangements will not be different from the Company’s current methodologies of establishing fair value / estimated selling price for our goods and services or allocating total contract consideration under the relative selling price method.  Additionally, the timing of revenue recognition will remain substantially unchanged for most products.  Subscription based research services revenues will continue to be recognized over time, using the new standard’s output method of time elapsed, as Forrester’s clients receive and consume the benefits of our services as we transfer control throughout the contract period. Advisory, reprint and events revenues will continue to be recognized at the point in time as control is transferred to the customer, which will generally be when the client has physical possession of the good(s) or upon completion of the service(s). Although the Company is still evaluating its consulting revenues, it expects that most of its consulting contracts will continue to be recognized over time, while some contracts may be required to be recognized at a point in time upon completion of the project.

Key areas still in process include the evaluation of contract costs and the recording of contract assets and liabilities on the consolidated balance sheet.  The adoption program and all remaining activities, including updates to the Company’s systems, processes, policies and controls, are expected to be completed in late 2017.

The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet determined its adoption methodology.

Notwithstanding the Company’s current conclusions above, certain areas of the standard, as well as implementation issues, continue to be worked through by the various standard setting bodies.  The Company’s implementation team continues to monitor industry activities and standard updates and will adjust its adoption plans based on any relevant guidance issued by the standard setters and regulators.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017.

Under ASU No. 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company will recognize forfeitures as they occur upon adoption of the standard on January 1, 2017, which will require a cumulative effect adjustment to retained earnings upon adoption. The impact of this change in accounting policy is not expected to have a material effect on the Company’s retained earnings balance as of January 1, 2017.

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

ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. This change will not have a material impact on the Company’s statement of cash flows and the Company will apply this change retrospectively to all periods presented. This ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. This change will be applied retrospectively and will result in a reclassification of approximately $2.1 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively, that will increase cash provided by operating activities and decrease cash provided by (used in) financing activities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company has elected to early adopt the standard effective on January 1, 2017. Adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

(2) Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands).

			Project
	Product	Research	Consulting	Total
Balance at January 1, 2015	$2,454	$74,229	$—	$76,683
Translation adjustments	(83)	(2,529)	—	(2,612)
Balance at December 31, 2015	2,371	71,700	—	74,071
Translation adjustments	(28)	(850)	—	(878)
Balance at December 31, 2016	$2,343	$70,850	$—	$73,193

As of December 31, 2016, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$30,998	$29,534	$1,464
Research content	1,083	1,083	—
Total	$32,081	$30,617	$1,464

	December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,270	$29,936	$2,334
Research content	3,583	3,583	—
Technology	1,507	1,507	—
Total	$37,360	$35,026	$2,334

Amortization expense related to intangible assets was approximately $0.8 million, $0.9 million and $2.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense related to intangible assets that will continue to be amortized is as follows (in thousands):

Year ending December 31, 2017	$759
Year ending December 31, 2018	705
Total	$1,464

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Marketable Investments

The following table summarizes the Company’s marketable investments, all of which are classified as available-for-sale (in thousands):

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	59,481	2	(129)	59,354
Total	$61,281	$2	$(136)	$61,147

As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$47,939	$—	$(164)	$47,775

The following table summarizes the maturity periods of the marketable securities in the Company’s portfolio as of December 31, 2016.

	FY 2017	FY 2018	Total
Federal agency obligations	$—	$1,793	$1,793
Corporate obligations	37,159	22,195	59,354
Total	$37,159	$23,988	$61,147

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,793	$7	$—	$—
Corporate obligations	53,647	129	—	—
Total	$55,440	$136	$—	$—

As of December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$45,748	$158	$2,027	$6

Realized gains or losses on sales of the Company’s available-for-sale securities were not significant for the years ended December 31, 2016 and 2015.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,522	$—	$—	$2,522
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	59,354	—	59,354
Total	$2,522	$61,147	$—	$63,669

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$325	$—	$—	$325
Corporate obligations	—	47,775	—	47,775
Total	$325	$47,775	$—	$48,100

(1)	Included in cash and cash equivalents.

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

(4) Non-Marketable Investments

At December 31, 2016 and 2015, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, were $2.8 million and $3.6  million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $0.4 million at both December 31, 2016 and 2015, is being accounted for using the cost method and, accordingly, is valued at cost unless an other-than-temporary impairment in its value occurs. The other investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. During the years ended December 31, 2016 and 2014, the Company recorded losses from its non-marketable investments of $(0.8) million and $(0.3) million, respectively, which are included in losses on investments, net in the Consolidated Statements of Income. During the year ended December 31, 2015 losses from non-marketable investments were insignificant. During the year ended December 31, 2016, no distributions were received from the funds. During the years ended December 31, 2015 and 2014, gross distributions of $0.1 million and $1.5 million, respectively, were received from the funds.

(5) Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$22,303	$11,347	$12,939
Foreign	8,406	7,973	5,450
Total	$30,709	$19,320	$18,389

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$6,094	$5,103	$11,644
State	2,330	1,252	2,239
Foreign	2,032	1,954	1,167
Total current	10,456	8,309	15,050
Deferred:
Federal	2,719	(723)	(6,470)
State	59	(232)	(1,095)
Foreign	(176)	(30)	39
Total deferred	2,602	(985)	(7,526)
Income tax provision	$13,058	$7,324	$7,524

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	5.0	4.0	4.2
Foreign tax rate differential	(3.9)	(2.7)	(3.2)
Stock option compensation deduction	0.6	2.5	2.6
Non-deductible expenses	1.5	1.7	1.1
Change in valuation allowance	3.2	(0.7)	(1.0)
Change in tax legislation	—	(3.1)	—
Out-of-period adjustment	—	—	2.5
Other, net	1.1	1.2	(0.3)
Effective tax rate	42.5%	37.9%	40.9%

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company has reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting its cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. This benefit is included in the change in tax legislation line in the table above. There were no significant developments in this case during 2016 and the Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2016	2015
Non-deductible reserves and accruals	$8,189	$9,795
Net operating loss and other carryforwards	7,560	7,862
Stock compensation	5,327	5,900
Depreciation and amortization	1,196	813
Other assets	50	490
Gross deferred tax asset	22,322	24,860
Less - valuation allowance	(2,193)	(1,534)
Sub-total	20,129	23,326
Depreciation and amortization	(453)	—
Goodwill amortization	(5,013)	(5,097)
Deferred commissions	(4,928)	(5,344)
Net deferred tax asset	$9,735	$12,885

As of December 31, 2016 and 2015, long-term net deferred tax assets were $9.8 million and $13.1 million, respectively and are included in other assets in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, long-term net deferred tax liabilities were $0.1 million and $0.2 million, respectively, and are included in non-current liabilities in the Consolidated Balance Sheets.

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

As of December 31, 2016 and 2015, the Company maintained a valuation allowance of approximately $2.2 million and $1.5 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in a technology-related private equity fund, and from foreign net operating loss carryforwards from an acquisition.

As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $0.7 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. If unused, these carryforwards would expire in 2020.

The Company also has foreign net operating loss carryforwards of approximately $20.4 million, which can be carried forward indefinitely. Approximately $3.5 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2016, the Company had U.S. federal and state capital loss carryforwards of $3.4 million, of which $0.4 million expires in 2018, $1.6 million expires in 2020 and $1.4 million expires in 2021.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Deferred tax valuation allowance at January 1	$1,534	$1,565	$2,200
Additions	1,256	150	17
Deductions	(455)	(134)	(574)
Translation adjustments	(142)	(47)	(78)
Deferred tax valuation allowance at December 31	$2,193	$1,534	$1,565

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2016 and 2015, the Company recognized approximately $0.1 million and $0.2 million, respectively, of net tax deficiencies from tax deductions less than book deductions resulting from employee stock option exercises. Net tax benefits were insignificant for the year ended December 31, 2014. The net tax deficiencies were recorded as a decrease to additional paid-in-capital. Excess tax benefits from share-based payments are recognized in the year that the deduction reduces the amount of cash payable for taxes.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $27.8 million as of December 31, 2016. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Unrecognized tax benefits at January 1	$1,910	$2,136	$2,012
Additions for tax positions of prior years	—	36	6
Reductions for tax positions of prior years	(31)	—	—
Additions for tax positions of current year	75	46	121
Settlements	(163)	(303)	—
Lapse of statute of limitations	—	—	—
Translation adjustments	(17)	(5)	(3)
Unrecognized tax benefits at December 31	$1,774	$1,910	$2,136

As of December 31, 2016, the total amount of unrecognized tax benefits totaled approximately $1.8 million, all of which if recognized, would decrease our effective tax rate in a future period. The Company expects that $1.1 million of unrecognized tax benefits will be recognized within the next 12 months due to the closure of tax audits during 2017.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, 2015 and 2014, the Company had $0.1 million, $0.2 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2009, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. During 2016, the Internal Revenue Service completed the audit of the Company’s amended 2010 consolidated Federal income tax return and there were no material adjustments. As of December 31, 2016, the Company was under audit by the Internal Revenue Service for the Company’s amended 2012 consolidated Federal income tax return.  This audit was completed in the first quarter of 2017 with no material adjustments.

(6) Commitments

As of December 31, 2016, Forrester had future contractual obligations as follows for operating leases (in thousands):

2017	$11,913
2018	11,153
2019	10,775
2020	10,223
2021	8,816
Thereafter	35,943
Total minimum lease payments	$88,823

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Aggregate rent expense was $16.1 million, $16.0 million and $15.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Treasury Stock

Through 2016, Forrester’s Board of Directors has authorized an aggregate $485.0 million to purchase common stock under its stock repurchase program including $25.0 million authorized in each of October 2016, February 2015 and July 2015. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2016 the Company had repurchased approximately 15.0 million shares of common stock at an aggregate cost of $424.9 million.

Dividends

During the years ended December 31, 2016, 2015 and 2014, the Company declared and paid four quarterly dividends of $0.18, $0.17 and $0.16 per share each quarter, respectively, amounting to $0.72 per share or $13.0 million, $0.68 per share or $12.2 million and $0.64 per share or $12.0 million, respectively.

Equity Plans

Forrester maintains the following two equity incentive plans: the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan” and previously the “2006 Plan”) and the 2006 Stock Option Plan for Directors, as amended (the “2006 Directors’ Plan”). Upon approval of an amendment to the 2006 Plan by stockholders in 2012 no future awards under the 2006 Directors’ Plan could be granted or issued. In May 2016, the stockholders of the Company approved an amendment and restatement of the Company’s 2006 Plan.  The amendment and restatement resulted in (1) extending the term of the plan for 10 years until May 2026, (2) increasing the number of shares issuable under the plan by 2,000,000 shares, (3) establishing a maximum amount of awards issuable under the plan to the Company’s non-employee directors, and (4) changing the name of the plan to the Forrester Research, Inc. Amended and Restated Equity Incentive Plan.

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan, 80,000 shares returned from the 2006 Directors’ Plan and up to 2,500,000 shares returned from a prior plan. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2016, approximately 2.7 million shares were available for future grant of awards under the Equity Incentive Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. Prior to the 2012 annual stockholders meeting when the 2006 Directors’ Plan was terminated, each non-employee director who became a director between annual meetings of stockholders was entitled to receive an option to purchase 6,000 shares of common stock and, following each annual meeting of stockholders, each non-employee director was entitled to receive an option to purchase a specified number of shares of common stock, in all cases at an exercise price equal to the fair market value on the date of grant. Prior to 2011, the annual grant was an option for 12,500 shares of common stock and, in 2011, an option for 12,000 shares of common stock. These options vest in four equal annual installments, with the first installment vested on the date of grant in the case of a new director award or upon the anniversary of the applicable annual meeting of stockholders. As of December 31, 2016, approximately 0.2 million options remain outstanding and are fully vested under the 2006 Directors’ Plan.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity for the year ended December 31, 2016 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2015	2,171	$33.84
Granted	83	35.61
Exercised	(496)	31.73
Forfeited	(218)	35.68
Outstanding at December 31, 2016	1,540	$34.35	6.44	$13,235
Exercisable at December 31, 2016	883	$33.53	5.22	$8,315
Vested and expected to vest at December 31, 2016	1,474	$34.32	6.36	$12,727

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $3.7 million, $0.4 million and $2.3 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2016, 2015 and 2014 was $37.87, $31.50 and $36.67, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $6.6 million, $4.6 million and $3.5 million during 2016, 2015 and 2014, respectively.

RSU activity for the year ended December 31, 2016 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2015	504	$33.67
Granted	259	37.87
Vested	(171)	34.05
Forfeited	(53)	34.32
Unvested at December 31, 2016	539	$35.50

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 0.7 million shares of common stock and as of December 31, 2016 approximately 0.2 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: a) 85% of the closing price of the common stock on the day that the purchase period commences, or b) 85% of the closing price of the common stock on the day that the purchase period terminates.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 29, 2016	28	$26.00
August 31, 2016	25	$27.04
February 28, 2015	25	$31.98
August 31, 2015	25	$26.87

(8) Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $4.3 million, $4.1 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(9) Reorganization

In the first quarter of 2016, the Company implemented and completed a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company incurred $1.0 million of severance and related costs for this action.

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

In the third quarter of 2015, the Company implemented a reorganization of its Products Group and incurred $0.7 million of severance and related benefits for the termination of the chief product officer and related administrative staff and the termination of a senior product leader with the intent to relocate this position to the U.S.  The responsibilities of the former chief product officer have been assumed by the Company’s chief research officer.  In addition, as a result of the change in leadership in the Products Group, the Company incurred $0.2 million of expense to write off a software development project that was no longer deemed probable to be completed.

During the year ended December 31, 2014, the Company terminated approximately 1% of its employees across various geographies and functions primarily to realign resources due to the Company’s new organizational structure implemented in late 2013. The Company incurred $1.8 million of severance and related costs for this action.

The activity related to the reorganization accrual during the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2014	$118	$—	$—	$118
Additions	3,173	334	926	4,433
Cash payments	(3,250)	(9)	(336)	(3,595)
Non-cash charge	—	(318)	(157)	(475)
Accrual at December 31, 2015	41	7	433	481
Additions	1,022	—	4	1,026
Cash payments	(1,063)	(7)	(437)	(1,507)
Accrual at December 31, 2016	$—	$—	$—	$—

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present information about reportable segments (in thousands):

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues	$215,216	$—	$—	$215,216
Advisory services and events revenues	20,374	45,601	44,904	110,879
Total segment revenues	235,590	45,601	44,904	326,095
Segment expenses	41,528	51,132	26,647	119,307
Contribution margin (loss)	194,062	(5,531)	18,257	206,788
Selling, marketing, administrative and other expenses				(174,157)
Amortization of intangible assets				(831)
Reorganization costs				(1,026)
Other income and losses on investments				(65)
Income before income taxes				$30,709

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,997	42,949	103,458
Total segment revenues	227,780	42,997	42,949	313,726
Segment expenses	38,615	51,510	27,320	117,445
Contribution margin (loss)	189,165	(8,513)	15,629	196,281
Selling, marketing, administrative and other expenses				(172,130)
Amortization of intangible assets				(891)
Reorganization costs				(4,433)
Other income and losses on investments				493
Income before income taxes				$19,320

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2014
Research services revenues	$207,517	$—	$—	$207,517
Advisory services and events revenues	20,759	48,658	35,128	104,545
Total segment revenues	228,276	48,658	35,128	312,062
Segment expenses	39,466	53,307	27,236	120,009
Contribution margin (loss)	188,810	(4,649)	7,892	192,053
Selling, marketing, administrative and other expenses				(169,852)
Amortization of intangible assets				(2,171)
Reorganization costs				(1,817)
Other income and losses on investments				176
Income before income taxes				$18,389

Net long-lived tangible assets by location as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
United States	$22,150	$24,914
United Kingdom	782	1,176
Europe (excluding United Kingdom)	259	381
Other	703	1,098
Total	$23,894	$27,569

Revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2016, 2015, and 2014 are as follows (dollars in thousands):

	2016	2015	2014
United States	$252,222	$241,025	$232,440
Europe (excluding United Kingdom)	27,061	24,607	30,257
United Kingdom	14,808	16,815	16,804
Canada	13,806	14,424	17,089
Other	18,198	16,855	15,472
Total	$326,095	$313,726	$312,062

	2016	2015	2014
United States	77%	77%	74%
Europe (excluding United Kingdom)	8%	8%	10%
United Kingdom	5%	5%	5%
Canada	4%	5%	6%
Other	6%	5%	5%
Total	100%	100%	100%

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2016 and 2015 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2016	2015
Computers and equipment	$17,137	$18,177
Computer software	26,686	23,899
Furniture and fixtures	8,471	8,527
Leasehold improvements	25,204	25,560
Total property and equipment	77,498	76,163
Less accumulated depreciation	53,604	48,594
Total	$23,894	$27,569

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Payroll and related benefits	$28,681	$29,902
Taxes	4,704	2,564
Other	8,018	8,786
Total	$41,403	$41,252

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$153	$188	$254
Provision for doubtful accounts	150	106	320
Write-offs	(163)	(141)	(386)
Balance, end of year	$140	$153	$188

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$77,401	$87,821	$77,427	$83,446
Income from operations	$2,712	$11,472	$7,552	$9,038
Net income	$1,289	$7,460	$3,112	$5,790

Basic income per common share	$0.07	$0.42	$0.17	$0.32
Diluted income per common share	$0.07	$0.41	$0.17	$0.31

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$75,187	$82,811	$74,753	$80,975
Income (loss) from operations	$(715)	$10,093	$5,341	$4,108
Net income (loss)	$(224)	$5,750	$4,450	$2,020

Basic income (loss) per common share	$(0.01)	$0.32	$0.25	$0.11
Diluted income (loss) per common share	$(0.01)	$0.31	$0.25	$0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 6, 2017.

Name	Age	Position
George F. Colony	63	Chairman of the Board, Chief Executive Officer
Mack Brothers	52	Chief Consulting Officer
Clifford Condon	53	Chief Research and Product Officer
Ryan D. Darrah	45	Chief Legal Officer and Secretary
Michael A. Doyle	61	Chief Financial Officer
Victor Milligan	53	Chief Marketing Officer
Michael Morhardt	53	Chief Sales Officer
Steven Peltzman	48	Chief Business Technology Officer
Lucia Luce Quinn	63	Chief People Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Mack Brothers began serving as Forrester’s Chief Consulting Officer in May 2016. Prior to joining Forrester, he was Vice President, Industry Services and Consulting, for IHS, Inc., a business intelligence and software consulting firm, for more than five years.  Mr. Brothers held leadership positions at IHS for a total of nine years, and previously was Senior Vice President, Business Development at Wood Mackenzie, Ltd.

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

Michael A. Doyle began serving as the Company’s Chief Financial Officer in September 2007. He also served as the Company’s Treasurer from September 2007 through June 2016. Prior to joining the Company, Mr. Doyle was Chief Financial Officer of Easylink Services Corporation, a publicly traded telecommunications messaging provider, since 2004. Prior to joining Easylink, Mr. Doyle was the Chief Financial Officer for North America of Dun & Bradstreet Corporation from 2002 to 2004, and from 1997 to 2002, he held various senior financial and marketing positions with Cendant Corporation.

Ryan D. Darrah began serving as Chief Legal Officer and Secretary in March 2017. Previously, he was the Assistant General Counsel and Assistant Secretary of the Company. Prior to joining the Company in 2007, Mr. Darrah served as General Counsel and Secretary of Sports Loyalty Systems, Inc. and ProfitLogic, Inc.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2017 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2016, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
	Number of Securities			Number of Securities Remaining
	to be Issued Upon Exercise		Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,		Price of Outstanding	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Options, Warrants and Rights	Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,078,354	(1)	$34.35	2,873,428	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	2,078,354		$34.35	2,873,428

(1)	Includes 538,611 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes, as of December 31, 2016, 2,703,689 shares available for issuance under our Equity Incentive Plan and 169,739 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2017 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2017 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 29.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 34 hereof.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation of Forrester Research, Inc.

3.2(3)	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc.

3.3(11)	Amended and Restated By-Laws of Forrester Research, Inc.

4(2)	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc.

10.1+(4)	Registration Rights and Non-Competition Agreement

10.2+(5)	Amended and Restated Employee Stock Purchase Plan

10.3+(6)	Amended and Restated Equity Incentive Plan

10.4+(7)	Stock Option Plan for Directors, as amended

10.5+(8)	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.6+(8)	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.7+(9)	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.8+(10)	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.9+(9)	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+(11)	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+(12)	Form of Restricted Stock Unit Award Agreement for Directors (Amended and Restated Equity Incentive Plan)

10.12+(13)	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.13+(13)	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.14+(13)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.15+(13)	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.16+(14)	Amended and Restated Executive Cash Incentive Plan

10.17+(9)	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.18+(15)	Employment Offer Letter from the Company to Michael Morhardt dated October 5, 2012

10.19+(15)	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013

10.20+(1)	Promotion and Compensation Letter from the Company to Clifford Condon dated August 24, 2015

10.21+(16)	Forrester Research, Inc. Executive Severance Plan

10.22(17)	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.23(18)	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.24(17)

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.25(19)	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.26(20)	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.27(20)	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.28(20)	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.29(20)	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

10.30 (21)	Second Amendment to Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company.

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Denotes management contract or compensation arrangements.
(1)	Filed herewith.
(2)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1A filed on November 5, 1996 (File No. 333-12761) and incorporated herein by reference.
(3)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-21433) and incorporated herein by reference.
(4)	Filed as an Exhibit to Forrester’s Registration Statement on Form S-1 filed on September 26, 1996 (File No. 333-12761) and incorporated herein by reference.
(5)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.
(6)	Filed as an Exhibit to Forrester’s Proxy Statement on Schedule 14A filed April 4, 2016 (File No. 000-21433) and incorporated herein by reference.
(7)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-21433) and incorporated herein by reference.
(8)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-21433 (and incorporated herein by reference.
(9)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-21433) and incorporated herein by reference.
(10)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-21433) and incorporated herein by reference.
(11)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-21433) and incorporated herein by reference.

(12)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-21433) and incorporated herein by reference.
(13)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-21433) and incorporated herein by reference.
(14)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on March 22, 2013 (File No. 000-21433) and incorporated herein by reference.
(15)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-21433) and incorporated herein by reference.
(16)	Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed on May 5, 2014 (File No. 000-21433) and incorporated herein by reference.
(17)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-21433) and incorporated herein by reference.
(18)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-21433) and incorporated herein by reference.
(19)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-21433) and incorporated herein by reference.
(20)	Filed as an Exhibit to Forrester’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-21433) and incorporated herein by reference.
(21)	Filed as an Exhibit to Forrester’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-21433) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 10, 2017

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2017

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 10, 2017

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 10, 2017

/s/ HENK W. BROEDERS Henk W. Broeders	Member of the Board of Directors	March 10, 2017

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 10, 2017

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 10, 2017

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 10, 2017

/s/ MICHAEL H. WELLES Michael H. Welles	Member of the Board of Directors	March 10, 2017