Form 10-Q
period 2017-03-31
FORRESTER RESEARCH, INC.
filed 2017-05-09
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of May 5, 2017 17,738,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$74,176	$76,958
Marketable investments (Note 3)	60,417	61,147
Accounts receivable, net	55,029	58,812
Deferred commissions	12,287	12,052
Prepaid expenses and other current assets	14,312	14,467
Total current assets	216,221	223,436
Property and equipment, net	23,413	23,894
Goodwill	73,552	73,193
Intangible assets, net	1,280	1,464
Other assets	13,336	13,798
Total assets	$327,802	$335,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$328	$1,806
Accrued expenses and other current liabilities	29,779	41,403
Deferred revenue	156,256	134,265
Total current liabilities	186,363	177,474
Non-current liabilities	8,188	8,275
Total liabilities	194,551	185,749

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,809 and 21,719 shares as of March 31, 2017 and December 31, 2016, respectively
Outstanding - 17,883 and 18,361 shares as of March 31, 2017 and December 31, 2016, respectively	218	217
Additional paid-in capital	162,159	157,569
Retained earnings	121,069	121,799
Treasury stock - 3,926 and 3,358 shares as of March 31, 2017 and December 31, 2016, respectively, at cost	(143,429)	(121,976)
Accumulated other comprehensive loss	(6,766)	(7,573)
Total stockholders’ equity	133,251	150,036
Total liabilities and stockholders’ equity	$327,802	$335,785

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Research services	$51,743	$53,248
Advisory services and events	25,451	24,153
Total revenues	77,194	77,401
Operating expenses:
Cost of services and fulfillment	31,396	31,123
Selling and marketing	30,622	30,404
General and administrative	10,170	9,973
Depreciation	1,679	1,965
Amortization of intangible assets	191	209
Reorganization costs	—	1,015
Total operating expenses	74,058	74,689
Income from operations	3,136	2,712
Other income (expense), net	9	(328)
Losses on investments, net	(203)	—
Income before income taxes	2,942	2,384
Income tax provision (benefit)	(88)	1,095
Net income	$3,030	$1,289

Basic income per common share	$0.17	$0.07

Diluted income per common share	$0.16	$0.07

Basic weighted average common shares outstanding	18,230	17,762

Diluted weighted average common shares outstanding	18,536	17,925

Cash dividends declared per common share	$0.19	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$3,030	$1,289

Other comprehensive income, net of taxes:
Foreign currency translation	790	1,481
Net change in market value of investments	17	117
Other comprehensive income	807	1,598
Comprehensive income	$3,837	$2,887

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net income	$3,030	$1,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,679	1,965
Amortization of intangible assets	191	209
Net losses from investments	203	—
Deferred income taxes	(257)	(177)
Stock-based compensation	2,049	2,135
Amortization of premium on investments	61	107
Foreign currency losses	215	464
Changes in assets and liabilities
Accounts receivable	3,839	18,138
Deferred commissions	(235)	213
Prepaid expenses and other current assets	138	(2,987)
Accounts payable	(1,485)	763
Accrued expenses and other liabilities	(11,512)	(14,125)
Deferred revenue	21,538	13,582
Net cash provided by operating activities	19,454	21,576
Cash flows from investing activities:
Purchases of property and equipment	(1,540)	(1,144)
Purchases of marketable investments	(11,503)	(2,206)
Proceeds from sales and maturities of marketable investments	12,200	8,710
Other investing activity	184	(20)
Net cash provided by (used in) investing activities	(659)	5,340
Cash flows from financing activities:
Dividends paid on common stock	(3,462)	(3,201)
Repurchases of common stock	(21,453)	—
Proceeds from issuance of common stock under employee equity incentive plans	2,723	1,182
Taxes paid related to net share settlements of stock-based compensation awards	(56)	(25)
Net cash used in financing activities	(22,248)	(2,044)
Effect of exchange rate changes on cash and cash equivalents	671	451
Net increase (decrease) in cash and cash equivalents	(2,782)	25,323
Cash and cash equivalents, beginning of period	76,958	53,331
Cash and cash equivalents, end of period	$74,176	$78,654

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2017 may not be indicative of the results for the year ending December 31, 2017, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments - for the fair value of the Company’s marketable investments.

Adoption of New Accounting Pronouncements

The Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $0.2 million cumulative effect adjustment to increase retained earnings as of January 1, 2017.

Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit). Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, and the impact of applying this guidance was not material to the consolidated financial statements for the three months ended March 31, 2017. Application of this guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. In addition, the standard requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. For the three months ended March 31, 2017, the Company reflected $0.1 million of tax withholding in financing activities. The Company has elected to apply the changes in cash flow classification on a retrospective basis, resulting in an increase in operating cash flows, with a corresponding decrease in financing cash flows, of $39,000 for the three months ended March 31, 2016, as compared to the amounts previously reported.

The Company elected to early adopt the guidance in ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, on January 1, 2017. The guidance in this standard eliminates for all intra-entity sales of assets other than inventory, the exception under existing standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. As a result, the Company has recorded a $0.5 million cumulative effect adjustment to reduce retained earnings as of January 1, 2017.

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	790	790
Unrealized gain on investments, net of tax of $11	17	—	17
Balance at March 31, 2017	$(66)	$(6,700)	$(6,766)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	1,481	1,481
Unrealized gain on investments, net of tax of $76	117	—	117
Balance at March 31, 2016	$17	$(3,245)	$(3,228)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(5)	$1,795
Corporate obligations	58,723	1	(102)	58,622
Total	$60,523	$1	$(107)	$60,417

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	59,481	2	(129)	59,354
Total	$61,281	$2	$(136)	$61,147

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s marketable investments were not material in the three months ended March 31, 2017 or 2016.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2017 (in thousands).

	FY 2017	FY 2018	FY 2019	Total
Federal agency obligations	$—	$1,795	$—	$1,795
Corporate obligations	24,934	28,937	4,751	58,622
Total	$24,934	$30,732	$4,751	$60,417

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,795	$5	$—	$—
Corporate obligations	53,880	101	1,000	1
Total	$55,675	$106	$1,000	$1

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,793	$7	$—	$—
Corporate obligations	53,647	129	—	—
Total	$55,440	$136	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$3,904	$—	$—	$3,904
Federal agency obligations	—	1,795	—	1,795
Corporate obligations	—	58,622	—	58,622
Total	$3,904	$60,417	$—	$64,321

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,522	$—	$—	$2,522
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	59,354	—	59,354
Total	$2,522	$61,147	$—	$63,669

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At March 31, 2017 and December 31, 2016, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $2.3 million and $2.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at March 31, 2017 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $0.2 million during the three months ended March 31, 2017 and were insignificant during the three months ended March 31, 2016 and are included in losses on investments, net in the Consolidated Statements of Income. At December 31, 2016, the Company’s investments also included an investment with a book value of $0.4 million, which was accounted for using the cost method. This investment was fully liquidated during the three months ended March 31, 2017. During the three months ended March 31, 2017, distributions of $0.4 million were received from the funds. During the three months ended March 31, 2016, no distributions were received from the funds.

Note 5 — Reorganization

In the first quarter of 2016, the Company implemented a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company recorded $1.0 million of severance and related costs for this action during the three months ended March 31, 2016. All costs under this plan were paid during 2016.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Basic weighted average common shares outstanding	18,230	17,762
Weighted average common equivalent shares	306	163
Diluted weighted average common shares outstanding	18,536	17,925
Share based awards excluded from diluted weighted average share calculation as effect would have been anti-dilutive	374	1,736

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the three months ended March 31, 2017 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2016	1,540	$34.35
Granted	—	—
Exercised	(63)	30.15
Forfeited	(21)	33.86
Outstanding at March 31, 2017	1,456	$34.54	6.29	$7,605
Exercisable at March 31, 2017	856	$33.80	5.18	$5,094
Vested and expected to vest at March 31, 2017	1,456	$34.54	6.29	$7,605

Restricted stock unit activity for the three months ended March 31, 2017 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	539	$35.50
Granted	11	39.55
Vested	(4)	32.83
Forfeited	(10)	35.29
Unvested at March 31, 2017	536	$35.61

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of services and fulfillment	$1,197	$1,194
Selling and marketing	162	314
General and administrative	690	627
Total	$2,049	$2,135

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2017	2016
Average risk-free interest rate	0.88%	0.47%
Expected dividend yield	1.9%	2.3%
Expected life	0.5 Years	0.5 Years
Expected volatility	28%	27%
Weighted average fair value	$8.49	$7.06

Dividends

In the three months ended March 31, 2017, the Company declared and paid a dividend of $0.19 per share or $3.5 million in the aggregate. In the three months ended March 31, 2016, the Company declared and paid a dividend of $0.18 per share or $3.2 million in the aggregate. In April 2017, the Company declared a dividend of $0.19 per share payable on June 21, 2017 to shareholders of record as of June 7, 2017.

Treasury Stock

As of March 31, 2017, Forrester’s Board of Directors had authorized an aggregate $485.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three months ended March 31, 2017, the Company repurchased approximately 0.6 million shares of common stock at an aggregate cost of approximately $21.5 million. The Company did not repurchase shares of common stock in the three months ended March 31, 2016. From the inception of the program through March 31, 2017, Forrester repurchased 15.6 million shares of common stock at an aggregate cost of $446.4 million.

Note 8 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates and tax benefits or expense related to settlements of share-based payment awards are treated as discrete items and are recorded in the period in which they arise.

Income tax benefit for the three months ended March 31, 2017 was $0.1 million resulting in an effective tax rate of (3)% for the period. Income tax expense for the three months ended March 31, 2016 was $1.1 million resulting in an effective tax rate of 46% for the period.  Income tax expense decreased by $1.2 million during the three months ended March 31, 2017 compared to the prior year period due primarily to the recognition of a $1.3 million benefit from the settlement of a tax audit. For the full year 2017, the Company anticipates that its effective tax rate will be approximately 36%.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, certain client support expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income (expense), and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

In the first quarter of 2017, the Company modified its internal reporting for the Research and Projecting Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses in the table below. Accordingly, the 2016 amounts have been reclassified to conform to the current presentation.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2017
Research services revenues	$51,743	$—	$—	$51,743
Advisory services and events revenues	2,501	10,493	12,457	25,451
Total segment revenues	54,244	10,493	12,457	77,194
Segment expenses	9,227	12,143	5,854	27,224
Contribution margin (loss)	45,017	(1,650)	6,603	49,970
Selling, marketing, administrative and other expenses				(46,643)
Amortization of intangible assets				(191)
Reorganization costs				—
Other income (expense) and losses on investments				(194)
Income before income taxes				$2,942

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2016
Research services revenues	$53,248	$—	$—	$53,248
Advisory services and events revenues	2,701	10,377	11,075	24,153
Total segment revenues	55,949	10,377	11,075	77,401
Segment expenses	8,878	12,445	5,865	27,188
Contribution margin (loss)	47,071	(2,068)	5,210	50,213
Selling, marketing, administrative and other expenses				(46,277)
Amortization of intangible assets				(209)
Reorganization costs				(1,015)
Other income (expense) and losses on investments				(328)
Income before income taxes				$2,384

Note 10 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized and the related cash flows. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, noncash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements: Revenue from Contracts with Customers, which clarifies several topics including, certain types of transactions that are outside the scope of the new standard, disclosure requirements and balance sheet considerations.

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

The Company does not anticipate that the standard will have a material impact on its results of operations. The number of performance obligations in the Company’s arrangements will not be different under the new standard than under current guidance. Determining standalone selling prices and allocating contract consideration on multiple element arrangements will not be different from the Company’s current methodologies of establishing fair value / estimated selling price for our goods and services or allocating total contract consideration under the relative selling price method. Additionally, the timing of revenue recognition will remain substantially unchanged for most products. Subscription based research services revenues will continue to be recognized over time, using the new standard’s output method of time elapsed, as Forrester’s clients receive and consume the benefits of our services as we transfer control throughout the contract period. Advisory, reprint and events revenues will continue to be recognized at the point in time as control is transferred to the customer, which will generally be when the client has physical possession of the good(s) or upon completion of the service(s). The Company expects that most of its consulting contracts will continue to be recognized over time, while some contracts may be required to be recognized at a point in time upon completion of the project.

Key areas still in process include the evaluation of contract costs and the recording of contract assets and liabilities on the consolidated balance sheet. The adoption program and all remaining activities, including updates to the Company’s systems,

processes, policies and controls, are expected to be completed in late 2017.

The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet determined its adoption methodology.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and requires that instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, data and leadership board products and services, our ability to fulfill existing or generate new project consulting engagements, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, our ability to realize anticipated benefits from internal reorganizations, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•

Dollar retention — the total dollar value of client membership contracts expiring during the most recent twelve-month period, which are renewed in whole or in part, as percentage of the dollar value of all expiring client membership contracts during the same period.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Deferred revenue	$156.3	$154.8	$1.5	1%
Agreement value	$236.6	$240.5	$(3.9)	(2%)
Client retention	74%	77%	(3)	(4%)
Dollar retention	87%	88%	(1)	(1%)
Enrichment	94%	97%	(3)	(3%)
Number of clients	2,427	2,477	(50)	(2%)

Deferred revenue at March 31, 2017 increased 1% compared to the prior year and increased 2% after adjusting for the effect of foreign currency fluctuations. The increase in deferred revenue is a result of increased contract billings in excess of revenue recognized due to an increase in contract bookings. Agreement value decreased 2% at March 31, 2017 compared to the prior year and after adjusting for the effect of foreign currency fluctuations, was essentially flat compared to the prior year. Client retention rate has continued to decline sequentially on a quarterly basis since its recent high in the third quarter of 2015. Dollar retention rate, although consistent with the rate as of December 31, 2016, declined compared to the prior year period. Enrichment rate increased by 1% compared to the rate as of December 31, 2016 but has declined 3% from the prior year period.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, stock-based compensation, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Research services	67.0%	68.8%
Advisory services and events	33.0	31.2
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.7	40.2
Selling and marketing	39.7	39.3
General and administrative	13.2	12.9
Depreciation	2.1	2.5
Amortization of intangible assets	0.2	0.3
Reorganization costs	—	1.3
Income from operations	4.1	3.5
Other income (expense), net	—	(0.4)
Losses on investments, net	(0.3)	—
Income before income taxes	3.8	3.1
Income tax provision (benefit)	(0.1)	1.4
Net income	3.9%	1.7%

Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$77.2	$77.4	$(0.2)	—
Revenues from research services	$51.7	$53.2	$(1.5)	(3%)
Revenues from advisory services and events	$25.5	$24.2	$1.3	5%
Revenues attributable to customers outside of the U.S.	$16.8	$17.9	$(1.1)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	22%	23%	(1)	(4%)
Number of events	—	—	—	—

Total revenues were essentially flat during the three months ended March 31, 2017 compared to the prior year period. Revenues from customers outside of the U.S. represented 22% of total revenues and decreased 6% compared to the prior year period or 3% after adjusting for the effect of foreign currency fluctuations. The decline in revenue attributable to customers outside of the U.S. was due to a decline in revenue in the Asia Pacific region and Europe that was partially offset by growth in Canada.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues decreased 3% during the three months ended March 31, 2017 compared to the prior year period. The decrease was driven by a decline in revenue from electronic reprints of our Research products, reflecting a shift in the timing of the demand for delivery of reprints, and by a decline in demand for our Data products.

Revenues from advisory services and events increased 5% during the three months ended March 31, 2017 compared to the prior year period. The increase in advisory and events revenues for the three months ended March 31, 2017 was due to an increase in both advisory and consulting revenues. Events revenues were insignificant during the three months ended March 31, 2017 and 2016 as we did not hold any events during these periods.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$31.4	$31.1	$0.3	1%
Cost of services and fulfillment as a percentage of total revenues	40.7%	40.2%	0.5	1%
Service and fulfillment employees (at end of period)	595	575	20	3%

Cost of services and fulfillment expenses increased 1% during the three months ended March 31, 2017 compared to the prior year period. The increase in dollars was primarily due to a $0.4 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period. These increases were partially offset by a reduction in travel and entertainment expenses of $0.2 million.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$30.6	$30.4	$0.2	1%
Selling and marketing expenses as a percentage of total revenues	39.7%	39.3%	0.4	1%
Selling and marketing employees (at end of period)	588	565	23	4%

Selling and marketing expenses increased 1% during the three months ended March 31, 2017 compared to the prior year period. The increase in dollars was primarily due to a $1.1 million increase in compensation and benefit costs during the three months ended March 31, 2017 resulting from an increase in sales employees, annual merit increases and an increase in incentive bonuses compared to the prior year period which were partially offset by (1) a $0.7 million decrease in travel and entertainment expenses primarily resulting from a reduction in expense for our annual sales conference and (2) a $0.2 million decrease in professional services costs.

Subject to the business environment, we expect our sales force to increase by 7% to 10% in 2017 as compared to 2016.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.2	$10.0	$0.2	2%
General and administrative expenses as a percentage of total revenues	13.2%	12.9%	0.3	2%
General and administrative employees (at end of period)	192	182	10	5%

General and administrative expenses increased 2% during the three months ended March 31, 2017 compared to the prior year period. The increase in dollars was primarily due to (1) a $0.3 million increase in increase in compensation and benefit costs resulting from an increase in headcount compared to the prior year period and (2) a $0.2 million increase in hiring and relocation expense. These increases were partially offset by a $0.3 million decrease in professional services expense.

Depreciation

Depreciation expense decreased by $0.3 million during the three months ended March 31, 2017 compared to the prior year period primarily due to certain equipment becoming fully depreciated during the prior year.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three months ended March 31, 2017 compared to the prior year period.

Reorganization Costs

During the three months ended March 31, 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. Other income was insignificant during the three months ended March 31, 2017 as interest income was offset by foreign currency losses. Other expense of $0.3 million during the three months ended March 31, 2016 resulted from foreign currency losses exceeding interest income.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The increase in investment losses during the three months ended March 31, 2017 was due to an increase in investment losses incurred by the underlying funds as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$(0.1)	$1.1	$(1.2)	(108%)
Effective tax rate	(3.0%)	45.9%	(48.9)	(107%)

Income tax expense decreased by $1.2 million during the three months ended March 31, 2017 compared to the prior year period due primarily to the recognition of a $1.3 million benefit on the settlement of a tax audit during the three months ended March 31, 2017. For the full year 2017, we anticipate that our effective tax rate will be approximately 36%.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, certain client support expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income (expense), and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

In the first quarter of 2017, we modified our internal reporting for the Research and Projecting Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses in the table below. Accordingly, the 2016 amounts have been reclassified to conform to the current presentation.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2017
Research services revenues	$51,743	$—	$—	$51,743
Advisory services and events revenues	2,501	10,493	12,457	25,451
Total segment revenues	54,244	10,493	12,457	77,194
Segment expenses	9,227	12,143	5,854	27,224
Contribution margin (loss)	45,017	(1,650)	6,603	49,970
Year over year revenue change	(3%)	1%	12%	—
Year over year expense change	4%	(2%)	—	—

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2016
Research services revenues	$53,248	$—	$—	$53,248
Advisory services and events revenues	2,701	10,377	11,075	24,153
Total segment revenues	55,949	10,377	11,075	77,401
Segment expenses	8,878	12,445	5,865	27,188
Contribution margin (loss)	47,071	(2,068)	5,210	50,213

Product segment revenues decreased 3% during the three months ended March 31, 2017 compared to the prior year period. Research services revenues decreased 3% during the three months ended March 31, 2017 compared to the prior year period, principally driven by a decline in our Reprints and Data products. Advisory services and events revenues decreased $0.2 million during the three months ended March 31, 2017 compared to the prior year period due to lower data advisory delivery. Events revenues were insignificant during the three months ended March 31, 2017 and 2016 as we did not hold any events during these periods. Product segment expenses increased 4% during the three months ended March 31, 2017 compared to the prior year period due primarily to an increase in compensation and benefit costs primarily due to an increase in employees for the Connect products.

Research segment revenues increased 1% during the three months ended March 31, 2017 compared to the prior year period, reflecting an increase in advisory revenues which was partially offset by a decrease in consulting revenues. Research segment expenses decreased 2% during the three months ended March 31, 2017 compared to the prior year period.  The decrease in expenses during the three months ended March 31, 2017 was due to a $0.1 million decrease in compensation and benefit costs and a $0.2 million decrease in travel and entertainment costs.

Project Consulting segment revenues increased 12% during the three months ended March 31, 2017 compared to the prior year period due primarily to growth in our content marketing group, as well as slower growth in our and strategic consulting group, both of which benefitted from delivery of projects in our backlog. We expect revenue growth rates to moderate to a single digit level for the second quarter. Project Consulting expenses were essentially flat during the three months ended March 31, 2017 compared to the prior year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the three months ended March 31, 2017, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $19.5 million and $21.6 million during the three months ended March 31, 2017 and 2016, respectively. The $2.1 million decrease in cash provided from operations for the three months ended March 31, 2017 was primarily attributable to a $3.3 million decrease in cash generated from working capital which was partially offset by a $1.7 million increase in net income.  The decrease in cash from working capital was due primarily to a decrease in cash generated by accounts receivable and deferred revenue due to a decrease in cash collections and an increase in cash used for accounts payable partially offset by (1) a decrease in the use of cash for accrued salary expense resulting from a change in the timing of payroll payments and (2) a decrease in cash used for prepaid expenses and current assets primarily due to a refund of income tax from a settlement of a tax audit.

During the three months ended March 31, 2017, we used $0.7 million of cash from investing activities, consisting primarily of $1.5 million of purchases of property and equipment partially offset by $0.7 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of computer equipment and software. During the three months ended March 31, 2016, we generated $5.3 million of cash from investing activities, consisting primarily of $6.5 million in net proceeds from sales and maturities of marketable investments partially offset by $1.1 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of computer equipment and software.

We used $22.2 million of cash from financing activities during the three months ended March 31, 2017 primarily due to $21.5 million paid for purchases of our common stock and the payment of a $3.5 million quarterly dividend, at $0.19 per share, which was partially offset by $2.7 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $2.0 million of cash from financing activities during the three months ended March 31, 2016 primarily for the payment of a quarterly dividend of $3.2 million, at $0.18 per share, which was partially offset by $1.2 million of proceeds from the exercise of stock options and our employee stock purchase plan.

As of March 31, 2017, our remaining stock repurchase authorization was approximately $38.6 million. We plan to repurchase our common stock as market conditions warrant.

As of March 31, 2017, we had cash and cash equivalents of $74.2 million and marketable investments of $60.4 million. These balances include $49.6 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 and Note 10 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2017, our Board of Directors authorized an aggregate $485.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2017, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
February 1 - February 28	214,250	$37.75
March 1 - March 31	353,053	$37.85
	567,303		$38,600

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: May 9, 2017

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