Form 10-Q
period 2017-06-30
FORRESTER RESEARCH, INC.
filed 2017-08-08
CIK 1023313

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 4, 2017 17,734,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$67,106	$76,958
Marketable investments (Note 3)	58,129	61,147
Accounts receivable, net	50,954	58,812
Deferred commissions	10,578	12,052
Prepaid expenses and other current assets	13,223	14,467
Total current assets	199,990	223,436
Property and equipment, net	24,439	23,894
Goodwill	75,024	73,193
Intangible assets, net	1,109	1,464
Other assets	13,631	13,798
Total assets	$314,193	$335,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,080	$1,806
Accrued expenses and other current liabilities	32,349	41,403
Deferred revenue	145,350	134,265
Total current liabilities	178,779	177,474
Non-current liabilities	8,040	8,275
Total liabilities	186,819	185,749

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 21,914 and 21,719 shares as of June 30, 2017 and December 31, 2016, respectively
Outstanding - 17,612 and 18,361 shares as of June 30, 2017 and December 31, 2016, respectively	219	217
Additional paid-in capital	166,022	157,569
Retained earnings	123,780	121,799
Treasury stock - 4,302 and 3,358 shares as of June 30, 2017 and December 31, 2016, respectively, at cost	(158,402)	(121,976)
Accumulated other comprehensive loss	(4,245)	(7,573)
Total stockholders’ equity	127,374	150,036
Total liabilities and stockholders’ equity	$314,193	$335,785

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Research services	$54,575	$55,023	$106,318	$108,271
Advisory services and events	35,158	32,798	60,609	56,951
Total revenues	89,733	87,821	166,927	165,222
Operating expenses:
Cost of services and fulfillment	36,910	34,417	68,306	65,540
Selling and marketing	30,508	29,335	61,130	59,739
General and administrative	10,419	10,300	20,589	20,273
Depreciation	1,489	2,076	3,168	4,041
Amortization of intangible assets	194	210	385	419
Reorganization costs	—	11	—	1,026
Total operating expenses	79,520	76,349	153,578	151,038
Income from operations	10,213	11,472	13,349	14,184
Other income, net	93	473	102	145
Losses on investments, net	(22)	(54)	(225)	(54)
Income before income taxes	10,284	11,891	13,226	14,275
Income tax provision	4,220	4,431	4,132	5,526
Net income	$6,064	$7,460	$9,094	$8,749

Basic income per common share	$0.34	$0.42	$0.51	$0.49

Diluted income per common share	$0.34	$0.41	$0.50	$0.49

Basic weighted average common shares outstanding	17,715	17,863	17,973	17,812

Diluted weighted average common shares outstanding	18,050	18,145	18,293	18,035

Cash dividends declared per common share	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$6,064	$7,460	$9,094	$8,749

Other comprehensive income (loss), net of taxes:
Foreign currency translation	2,514	(1,429)	3,304	52
Net change in market value of investments	7	3	24	120
Other comprehensive income (loss)	2,521	(1,426)	3,328	172
Comprehensive income	$8,585	$6,034	$12,422	$8,921

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net income	$9,094	$8,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,168	4,041
Amortization of intangible assets	385	419
Net losses from investments	225	54
Deferred income taxes	(691)	(1,409)
Stock-based compensation	4,245	3,761
Amortization of premium on investments	128	187
Foreign currency losses	360	147
Changes in assets and liabilities
Accounts receivable	8,457	24,445
Deferred commissions	1,475	1,953
Prepaid expenses and other current assets	1,470	962
Accounts payable	(730)	189
Accrued expenses and other liabilities	(10,304)	(10,128)
Deferred revenue	9,611	(1,915)
Net cash provided by operating activities	26,893	31,455
Cash flows from investing activities:
Purchases of property and equipment	(3,240)	(2,318)
Purchases of marketable investments	(25,685)	(23,902)
Proceeds from sales and maturities of marketable investments	28,612	14,025
Other investing activity	224	(35)
Net cash used in investing activities	(89)	(12,230)
Cash flows from financing activities:
Dividends paid on common stock	(6,815)	(6,428)
Repurchases of common stock	(36,426)	—
Proceeds from issuance of common stock under employee equity incentive plans	4,872	4,147
Taxes paid related to net share settlements of stock-based compensation awards	(537)	(763)
Net cash used in financing activities	(38,906)	(3,044)
Effect of exchange rate changes on cash and cash equivalents	2,250	(656)
Net increase (decrease) in cash and cash equivalents	(9,852)	15,525
Cash and cash equivalents, beginning of period	76,958	53,331
Cash and cash equivalents, end of period	$67,106	$68,856

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results for the year ending December 31, 2017, or any other period.

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

Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense. Previously, income tax effects at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax effects reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, and the impact of applying this guidance was not material to the consolidated financial statements for the three and six months ended June 30, 2017. Application of this guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. In addition, the standard requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. For the six months ended June 30, 2017, the Company reflected $0.5 million of tax withholding in financing activities. The Company has elected to apply the changes in cash flow classification on a retrospective basis resulting in an increase in operating cash flows, with a corresponding decrease in financing cash flows, of $0.8 million for the six months ended June 30, 2016, as compared to the amounts previously reported.

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

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	3,304	3,304
Unrealized gain on investments, net of tax of $15	24	—	24
Balance at June 30, 2017	$(59)	$(4,186)	$(4,245)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2017	$(66)	$(6,700)	$(6,766)
Foreign currency translation	—	2,514	2,514
Unrealized gain on investments, net of tax of $4	7	—	7
Balance at June 30, 2017	$(59)	$(4,186)	$(4,245)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	52	52
Unrealized gain on investments, net of tax of $79	120	—	120
Balance at June 30, 2016	$20	$(4,674)	$(4,654)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at April 1, 2016	$17	$(3,245)	$(3,228)
Foreign currency translation	—	(1,429)	(1,429)
Unrealized gain on investments, net of tax of $3	3	—	3
Balance at June 30, 2016	$20	$(4,674)	$(4,654)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(8)	$1,792
Corporate obligations	56,424	1	(88)	56,337
Total	$58,224	$1	$(96)	$58,129

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	59,481	2	(129)	59,354
Total	$61,281	$2	$(136)	$61,147

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s marketable investments were not material in the three and six months ended June 30, 2017 and 2016.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2017 (in thousands).

	FY 2017	FY 2018	FY 2019	Total
Federal agency obligations	$—	$1,792	$—	$1,792
Corporate obligations	8,504	29,913	17,920	56,337
Total	$8,504	$31,705	$17,920	$58,129

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,792	$8	$—	$—
Corporate obligations	43,897	69	9,219	19
Total	$45,689	$77	$9,219	$19

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,793	$7	$—	$—
Corporate obligations	53,647	129	—	—
Total	$55,440	$136	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$612	$—	$—	$612
Federal agency obligations	—	1,792	—	1,792
Corporate obligations	—	56,337	—	56,337
Total	$612	$58,129	$—	$58,741

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,522	$—	$—	$2,522
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	59,354	—	59,354
Total	$2,522	$61,147	$—	$63,669

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At June 30, 2017 and December 31, 2016, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $2.2 million and $2.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at June 30, 2017 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $0.2 million during the six months ended June 30, 2017 and were insignificant during the three months ended June 30, 2017, as well as the three and six months ended June 30, 2016. Losses are included in losses on investments, net in the Consolidated Statements of Income. At December 31, 2016, the Company’s investments also included an investment with a book value of $0.4 million, which was accounted for using the cost method. This investment was fully liquidated during the three months ended March 31, 2017. During the three months ended June 30, 2017, no distributions were received from the funds. During the six months ended June 30, 2017, distributions of $0.4 million were received from the funds. During the six months ended June 30, 2016, no distributions were received from the funds.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	17,715	17,863	17,973	17,812
Weighted average common equivalent shares	335	282	320	223
Diluted weighted average common shares outstanding	18,050	18,145	18,293	18,035
Share based awards excluded from diluted weighted average share calculation as effect would have been anti-dilutive	129	911	251	1,324

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the six months ended June 30, 2017 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2016	1,540	$34.35
Granted	—	—
Exercised	(127)	31.70
Forfeited	(33)	34.32
Outstanding at June 30, 2017	1,380	$34.60	6.05	$6,321
Exercisable at June 30, 2017	859	$34.03	5.00	$4,403
Vested and expected to vest at June 30, 2017	1,380	$34.60	6.05	$6,321

Restricted stock unit activity for the six months ended June 30, 2017 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	539	$35.50
Granted	39	38.87
Vested	(56)	34.32
Forfeited	(18)	35.05
Unvested at June 30, 2017	504	$35.91

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of services and fulfillment	$1,103	$870	$2,299	$2,064
Selling and marketing	202	109	364	423
General and administrative	891	647	1,582	1,274
Total	$2,196	$1,626	$4,245	$3,761

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average risk-free interest rate	0.88%	0.47%	0.74%	0.47%
Expected dividend yield	1.9%	2.3%	1.9%	2.3%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	28%	27%	26%	27%
Weighted average fair value	$8.49	$7.06	$8.21	$7.06

Dividends

In the six months ended June 30, 2017, the Company declared and paid dividends of $6.8 million consisting of a $0.19 per share dividend in each of the first two quarters of 2017.  In the six months ended June 30, 2016, the Company declared and paid dividends of $6.4 million consisting of a $0.18 per share dividend in each of the first two quarters of 2016. In July 2017, the Company declared a dividend of $0.19 per share payable on September 20, 2017 to shareholders of record as of September 6, 2017.

Treasury Stock

As of June 30, 2017, Forrester’s Board of Directors had authorized an aggregate $485.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s employee and director equity incentive and purchase plans. In the three and six months ended June 30, 2017, the Company repurchased approximately 0.4 and 1.0 million shares, respectively, of common stock at an aggregate cost of approximately $15.0 and $36.5 million, respectively. The Company did not repurchase shares of common stock in the six months ended June 30, 2016. From the inception of the program through June 30, 2017, Forrester repurchased 16.0 million shares of common stock at an aggregate cost of $461.4 million.

Note 8 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates and tax benefits or expense related to settlements of share-based payment awards are treated as discrete items and are recorded in the period in which they arise.

Income tax expense for the six months ended June 30, 2017 was $4.1 million resulting in an effective tax rate of 31.2% for the period. Income tax expense for the six months ended June 30, 2016 was $5.5 million resulting in an effective tax rate of 38.7% for the period.  Income tax expense decreased by $1.4 million during the six months ended June 30, 2017 compared to the prior year period due primarily to the recognition of a $1.3 million benefit from the settlement of a tax audit in the first quarter of 2017. For the full year 2017, the Company anticipates that its effective tax rate will be approximately 36%.

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

In the first quarter of 2017, the Company modified its internal reporting for the Research and Project Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses in the table below. Accordingly, the 2016 amounts have been reclassified to conform to the current presentation.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2017
Research services revenues	$54,575	$—	$—	$54,575
Advisory services and events revenues	9,860	11,407	13,891	35,158
Total segment revenues	64,435	11,407	13,891	89,733
Segment expenses	13,797	12,414	6,589	32,800
Contribution margin (loss)	50,638	(1,007)	7,302	56,933
Selling, marketing, administrative and other expenses				(46,525)
Amortization of intangible assets				(194)
Reorganization costs				—
Other income and losses on investments				70
Income before income taxes				$10,284

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2016
Research services revenues	$55,023	$—	$—	$55,023
Advisory services and events revenues	9,157	12,537	11,104	32,798
Total segment revenues	64,180	12,537	11,104	87,821
Segment expenses	12,544	11,995	6,078	30,617
Contribution margin	51,636	542	5,026	57,204
Selling, marketing, administrative and other expenses				(45,511)
Amortization of intangible assets				(210)
Reorganization costs				(11)
Other income and losses on investments				419
Income before income taxes				$11,891

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2017
Research services revenues	$106,318	$—	$—	$106,318
Advisory services and events revenues	12,361	21,900	26,348	60,609
Total segment revenues	118,679	21,900	26,348	166,927
Segment expenses	23,024	24,557	12,443	60,024
Contribution margin (loss)	95,655	(2,657)	13,905	106,903
Selling, marketing, administrative and other expenses				(93,168)
Amortization of intangible assets				(385)
Reorganization costs				—
Other income and losses on investments				(124)
Income before income taxes				$13,226

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2016
Research services revenues	$108,271	$—	$—	$108,271
Advisory services and events revenues	11,858	22,914	22,179	56,951
Total segment revenues	120,129	22,914	22,179	165,222
Segment expenses	21,422	24,440	11,943	57,805
Contribution margin (loss)	98,707	(1,526)	10,236	107,417
Selling, marketing, administrative and other expenses				(91,788)
Amortization of intangible assets				(419)
Reorganization costs				(1,026)
Other income and losses on investments				91
Income before income taxes				$14,275

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

In 2016, Forrester established a formal program and cross-functional implementation team to identify, design and implement changes to its accounting systems and policies, business processes and internal controls to support recognition and disclosures under the new standard. The Company estimates it is approximately 75% complete with its adoption analysis and significant completed activities to date include assessments of material, active contracts, performance obligations, standalone selling prices and transaction price allocation, revenue recognition timing, variable consideration and the recording of contract assets and liabilities.

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

Under the standard, the Company will no longer record accounts receivable and deferred revenue on its balance sheet when it issues an invoice to a customer for a contract that is cancellable by the customer.  For contracts that are cancellable, the Company will only record accounts receivable up to the amount of revenue earned but not yet collected.  This change will have the effect of reducing the amount of accounts receivable and deferred revenue on the balance sheet compared to amounts recorded based on current accounting standards.  The majority of the Company’s contracts are non-cancellable; however, the Company has not yet determined the effect of this change on its balance sheet.

Key areas still in process include the evaluation of contract costs and disclosure requirements. The adoption program and all remaining activities, including updates to the Company’s systems, processes, policies and controls, are expected to be completed in late 2017.

The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has determined that it will adopt the standard utilizing the modified retrospective method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position as virtually all leases will be recorded on the balance sheets as a right-of-use asset and a lease liability. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Deferred revenue	$145.4	$138.6	$6.8	5%
Agreement value	$236.7	$241.8	$(5.1)	(2%)
Client retention	75%	76%	(1)	(1%)
Dollar retention	87%	88%	(1)	(1%)
Enrichment	94%	96%	(2)	(2%)
Number of clients	2,417	2,481	(64)	(3%)

Deferred revenue at June 30, 2017 increased 5% compared to the prior year. The increase in deferred revenue is a result of increased contract billings in excess of revenue recognized due to an increase in contract bookings. Agreement value decreased 2% at June 30, 2017 compared to the prior year and after adjusting for the effect of foreign currency fluctuations, declined 1% compared to the prior year. Client retention rate increased 1% compared to the prior quarter but declined 1% compared to the prior year period. Dollar retention rate and enrichment rate, although essentially consistent with the prior quarter, declined 1% and 2%, respectively, compared to the prior year period.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Research services	60.8%	62.7%	63.7%	65.5%
Advisory services and events	39.2	37.3	36.3	34.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.1	39.2	40.9	39.6
Selling and marketing	34.0	33.4	36.6	36.2
General and administrative	11.6	11.7	12.4	12.3
Depreciation	1.7	2.4	1.9	2.4
Amortization of intangible assets	0.2	0.2	0.2	0.3
Reorganization costs	—	—	—	0.6
Income from operations	11.4	13.1	8.0	8.6
Other income, net	0.1	0.4	—	—
Losses on investments, net	—	—	(0.1)	—
Income before income taxes	11.5	13.5	7.9	8.6
Income tax provision	4.7	5.0	2.5	3.3
Net income	6.8%	8.5%	5.4%	5.3%

Three and Six Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$89.7	$87.8	$1.9	2%
Revenues from research services	$54.6	$55.0	$(0.4)	(1%)
Revenues from advisory services and events	$35.2	$32.8	$2.4	7%
Revenues attributable to customers outside of the U.S.	$19.6	$20.1	$(0.5)	(2%)
Percentage of revenue attributable to customers outside of the U.S.	22%	23%	(1)	(4%)
Number of events	6	7	(1)	(14%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$166.9	$165.2	$1.7	1%
Revenues from research services	$106.3	$108.3	$(2.0)	(2%)
Revenues from advisory services and events	$60.6	$57.0	$3.6	6%
Revenues attributable to customers outside of the U.S.	$36.5	$38.0	$(1.5)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	22%	23%	(1)	(4%)
Number of events	6	7	(1)	(14%)

Total revenues increased 2% and 1% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods and increased 3% and 2%, respectively, after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside the U.S. decreased 2% and 4% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods and increased 1% and decreased 1%, respectively, after adjusting for the effects of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 22% of total revenues and decreased 1% as a percent of total revenues during both the three and six months ended June 30, 2017, compared to the prior year periods. The decline in revenue attributable to customers outside of the U.S. during the six months ended June 30, 2017 was principally due to a decline in revenue in Europe and Canada that was partially offset by growth in the Asia Pacific region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues decreased 1% and 2% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods and were essentially flat for the three months ended June 30, 2017 and decreased 1% for the six months ended June 30, 2017 after adjusting for the effect of foreign currency fluctuations. The decrease was primarily driven by a decline in demand for our Data products.

Revenues from advisory services and events increased 7% and 6% during three and six months ended June 30, 2017, respectively, compared to the prior year periods and increased 8% and 7%, respectively, after adjusting for the effect of foreign currency fluctuations. Both periods during 2017 included strong growth in consulting revenues that was partially offset by a decline in advisory revenues. Events revenues increased 6% and 5% during the three and six months ended June 30, 2017, respectively. The increase in events revenues was due to an increase in sponsorship revenues for the events that offset having held one less event in the current year compared to the prior year.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$36.9	$34.4	$2.5	7%
Cost of services and fulfillment as a percentage of total revenues	41.1%	39.2%	1.9	5%
Service and fulfillment employees (at end of period)	605	582	23	4%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$68.3	$65.5	$2.8	4%
Cost of services and fulfillment as a percentage of total revenues	40.9%	39.6%	1.3	3%

Cost of services and fulfillment expenses increased 7% during the three months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 9%. The increase in dollars was primarily due to (1) a $1.1 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.7 million increase in event expenses and (3) a $0.3 million increase in professional services costs.

Cost of services and fulfillment expenses increased 4% during the six months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $1.5 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.7 million increase in event expenses and (3) a $0.2 million increase in professional services costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$30.5	$29.3	$1.2	4%
Selling and marketing expenses as a percentage of total revenues	34.0%	33.4%	0.6	2%
Selling and marketing employees (at end of period)	584	575	9	2%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$61.1	$59.7	$1.4	2%
Selling and marketing expenses as a percentage of total revenues	36.6%	36.2%	0.4	1%

Selling and marketing expenses increased 4% during the three months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 5%. The increase in dollars was primarily due to a $0.9 million increase in compensation and benefit costs, resulting from an increase in sales employees, annual merit increases, an increase in incentive bonuses and an increase in severance costs compared to the prior year period.

Selling and marketing expenses increased 2% during the six months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 4%. The increase in dollars was primarily due to a $1.9 million increase in compensation and benefit costs, resulting from an increase in sales employees, annual merit increases, an increase in incentive bonuses and an increase in severance costs compared to the prior year period. This increase was partially offset by a $0.8 million decrease in travel and entertainment expenses primarily resulting from a reduction in expense for our annual sales conference.

Subject to the business environment, we expect our sales headcount to increase by 4% to 7% in 2017 as compared to 2016.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.4	$10.3	$0.1	1%
General and administrative expenses as a percentage of total revenues	11.6%	11.7%	(0.1)	(1%)
General and administrative employees (at end of period)	192	179	13	7%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$20.6	$20.3	$0.3	2%
General and administrative expenses as a percentage of total revenues	12.4%	12.3%	0.1	1%

General and administrative increased 1% during the three months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 2%. The increase in dollars was primarily due to (1) a $0.4 million increase in compensation and benefit costs resulting from an increase in headcount and annual merit increases compared to the prior year period and (2) a $0.2 million increase in stock compensation costs. These increases were partially offset by a $0.6 million decrease in professional services expense.

General and administrative expenses increased 2% during the six months ended June 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 3%. The increase in dollars was primarily due to (1) a $0.7 million increase in compensation and benefit costs resulting from an increase in headcount and annual merit increases compared to the prior year period, (2) a $0.3 million increase in stock compensation costs and (3) a $0.2 million increase in hiring and relocation expense. These increases were partially offset by a $1.0 million decrease in professional services expense primarily due to a decrease in legal and accounting services fees.

Depreciation

Depreciation expense decreased by $0.6 million and $0.9 million during the three and six months ended June 30, 2017, respectively, compared to the prior year period primarily due to certain equipment and software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and six months ended June 30, 2017 compared to the prior year periods.

Reorganization Costs

During the six months ended June 30, 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income, net during the three months ended June 30, 2017 compared to the prior year period is primarily due to foreign currency losses of approximately $0.1 million incurred during the current year period versus foreign currency gains of $0.3 million incurred during the prior year period.

Other income, net was essentially consistent during the six months ended June 30, 2017 and 2016.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Losses on investments, net was essentially consistent during the three months ended June 30, 2017 and 2016.

The increase in investment losses during the six months ended June 30, 2017 was due to an increase in investment losses incurred by the underlying funds as compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.2	$4.4	$(0.2)	(5%)
Effective tax rate	41.0%	37.3%	3.8	10%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.1	$5.5	$(1.4)	(25%)
Effective tax rate	31.2%	38.7%	(7.5)	(19%)

Income tax expense decreased by $1.4 million during the six months ended June 30, 2017 compared to the prior year period due primarily to the recognition of a $1.3 million benefit on the settlement of a tax audit in the first quarter of 2017. For the full year 2017, we anticipate that our effective tax rate will be approximately 36%.

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

In the first quarter of 2017, we modified our internal reporting for the Research and Project Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses in the table below. Accordingly, the 2016 amounts have been reclassified to conform to the current presentation.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2017
Research services revenues	$54,575	$—	$—	$54,575
Advisory services and events revenues	9,860	11,407	13,891	35,158
Total segment revenues	64,435	11,407	13,891	89,733
Segment expenses	13,797	12,414	6,589	32,800
Contribution margin (loss)	50,638	(1,007)	7,302	56,933
Year over year revenue change	—	(9%)	25%	2%
Year over year expense change	10%	3%	8%	7%

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2016
Research services revenues	$55,023	$—	$—	$55,023
Advisory services and events revenues	9,157	12,537	11,104	32,798
Total segment revenues	64,180	12,537	11,104	87,821
Segment expenses	12,544	11,995	6,078	30,617
Contribution margin (loss)	51,636	542	5,026	57,204

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2017
Research services revenues	$106,318	$—	$—	$106,318
Advisory services and events revenues	12,361	21,900	26,348	60,609
Total segment revenues	118,679	21,900	26,348	166,927
Segment expenses	23,024	24,557	12,443	60,024
Contribution margin (loss)	95,655	(2,657)	13,905	106,903
Year over year revenue change	(1%)	(4%)	19%	1%
Year over year expense change	7%	—	4%	4%

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2016
Research services revenues	$108,271	$—	$—	$108,271
Advisory services and events revenues	11,858	22,914	22,179	56,951
Total segment revenues	120,129	22,914	22,179	165,222
Segment expenses	21,422	24,440	11,943	57,805
Contribution margin (loss)	98,707	(1,526)	10,236	107,417

Product segment revenues were essentially flat and decreased 1% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods. Research services revenues decreased 1% and 2% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods, principally driven by a decline in our Data products. Advisory services and events revenues, which is comprised of data consulting and events revenues in this segment, increased 8% and 4% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increase in advisory services and events revenues during the three months ended June 30, 2017 was primarily due to a $0.3 million increase in data consulting revenues and a $0.4 million increase in Events revenues due to an increase in sponsorship revenues that offset having held one less event in the current year compared to the prior year. The increase in advisory services and events revenues during the six months ended June 30, 2017 was primarily due to a $0.4 million increase in Events revenues due to an increase in sponsorship revenues. Product segment expenses increased 10% and 7% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods primarily due to an increase in compensation and benefit costs due to an increase in employees and an increase in events expenses driven by high attendance at the events.

Research segment revenues decreased 9% and 4% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods, reflecting a decrease in both advisory and consulting revenues. Research segment expenses increased 3% during the three months ended June 30, 2017 and were essentially flat during the six months ended June 30, 2017 compared to the prior year periods.  The increase in expenses during the three months ended June 30, 2017 was due to a $0.4 million increase in compensation and benefit costs.

Project Consulting segment revenues increased 25% and 19% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods due primarily to growth in our content marketing group, as well as slower growth in our strategic consulting group, both of which benefitted from delivery of projects in our backlog. We expect revenue growth rates to moderate to a single digit level for the second half of the year. Project Consulting expenses increased 8% and 4% during the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increase in expenses during the three months and six months ended June 30, 2017 was due to a $0.4 million increase in compensation and benefit costs.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 64% of our revenues during the six months ended June 30, 2017, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $26.9 million and $31.5 million during the six months ended June 30, 2017 and 2016, respectively. The $4.6 million decrease in cash provided from operations for the six months ended June 30, 2017 was primarily attributable to a $5.5 million decrease in cash generated from working capital which was partially offset by a $1.0 million increase in net income and the effect of non-cash items.  The decrease in cash from working capital was primarily due to a decrease in cash generated by accounts receivable and deferred revenue due to a decrease in cash collections and an increase in cash used for accounts payable.

During the six months ended June 30, 2017, we used $0.1 million of cash from investing activities, consisting primarily of $3.2 million of purchases of property and equipment partially offset by $2.9 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of computer equipment and software. During the six months ended June 30, 2016, we used $12.2 million of cash from investing activities, consisting primarily of $9.9 million in net purchases of marketable investments and $2.3 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of computer equipment and software.

We used $38.9 million of cash from financing activities during the six months ended June 30, 2017, primarily due to $36.5 million for purchases of our common stock and the payment of dividends totaling $6.8 million, at $0.19 per share in each of the first two quarters of 2017, which was partially offset by $4.9 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $3.0 million of cash from financing activities during the six months ended June 30, 2016, primarily for the payment of dividends totaling $6.4 million, at $0.18 per share in each of the first two quarters of 2016, which was partially offset by $4.1 million of proceeds from the exercise of stock options and our employee stock purchase plan.

As of June 30, 2017 our remaining stock repurchase authorization was approximately $23.6 million. We plan to repurchase our common stock as market conditions warrant.

As of June 30, 2017, we had cash and cash equivalents of $67.1 million and marketable investments of $58.1 million. These balances include $54.4 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2017, our Board of Directors authorized an aggregate $485.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2017, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
April 1 - April 30	44,196	$39.10
May 1 - May 31	281,700	$40.01
June 1 - June 30	50,424	$39.21
	376,320		$23,600

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc., filed May 23, 2017 (Filed as an Exhibit to Forrester’s Current Report on Form 8-K filed May 25, 2017 (File No. 000-21633) and incorporated herein by reference.)

3.2	Amended and Restated By-Laws of Forrester Research, Inc. (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: August 8, 2017

Exhibit Index

Exhibit No.	Document

3.1

Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc., filed May23, 2017 (Filed as an exhibit to Forrester’s Current Report on Form 8-K filed May 25, 2017 (File No. 000-21633) and incorporated herein by reference.)

3.2	Amended and Restated By-Laws of Forrester Research, Inc. (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)