Form 10-Q
period 2017-09-30
FORRESTER RESEARCH, INC.
filed 2017-11-07
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 3, 2017 17,975,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$79,960	$76,958
Marketable investments (Note 3)	54,019	61,147
Accounts receivable, net	39,481	58,812
Deferred commissions	9,146	12,052
Prepaid expenses and other current assets	15,817	14,467
Total current assets	198,423	223,436
Property and equipment, net	26,128	23,894
Goodwill	75,815	73,193
Intangible assets, net	927	1,464
Other assets	13,095	13,798
Total assets	$314,388	$335,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$613	$1,806
Accrued expenses and other current liabilities	36,838	41,403
Deferred revenue	132,929	134,265
Total current liabilities	170,380	177,474
Non-current liabilities	8,788	8,275
Total liabilities	179,168	185,749

Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,293 and 21,719 shares as of September 30, 2017 and December 31, 2016, respectively
Outstanding - 17,902 and 18,361 shares as of September 30, 2017 and December 31, 2016, respectively	223	217
Additional paid-in capital	175,218	157,569
Retained earnings	124,343	121,799
Treasury stock - 4,391 and 3,358 shares as of September 30, 2017 and December 31, 2016, respectively, at cost	(161,943)	(121,976)
Accumulated other comprehensive loss	(2,621)	(7,573)
Total stockholders’ equity	135,220	150,036
Total liabilities and stockholders’ equity	$314,388	$335,785

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Research services	$54,235	$52,727	$160,553	$160,998
Advisory services and events	26,134	24,700	86,743	81,651
Total revenues	80,369	77,427	247,296	242,649
Operating expenses:
Cost of services and fulfillment	32,508	29,889	100,814	95,429
Selling and marketing	29,225	27,751	90,355	87,490
General and administrative	10,083	10,086	30,672	30,359
Depreciation	1,607	1,941	4,775	5,982
Amortization of intangible assets	197	208	582	627
Reorganization costs	—	—	—	1,026
Total operating expenses	73,620	69,875	227,198	220,913
Income from operations	6,749	7,552	20,098	21,736
Other income, net	146	229	248	374
Losses on investments, net	(772)	(1,085)	(997)	(1,139)
Income before income taxes	6,123	6,696	19,349	20,971
Income tax provision	2,170	3,584	6,302	9,110
Net income	$3,953	$3,112	$13,047	$11,861

Basic income per common share	$0.22	$0.17	$0.73	$0.66

Diluted income per common share	$0.22	$0.17	$0.72	$0.65

Basic weighted average common shares outstanding	17,747	18,062	17,897	17,896

Diluted weighted average common shares outstanding	18,051	18,435	18,212	18,168

Cash dividends declared per common share	$0.19	$0.18	$0.57	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,953	$3,112	$13,047	$11,861

Other comprehensive income (loss), net of taxes:
Foreign currency translation	1,601	(120)	4,905	(68)
Net change in market value of investments	23	(48)	47	72
Other comprehensive income (loss)	1,624	(168)	4,952	4
Comprehensive income	$5,577	$2,944	$17,999	$11,865

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income	$13,047	$11,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,775	5,982
Amortization of intangible assets	582	627
Net losses from investments	997	1,139
Deferred income taxes	(921)	(413)
Stock-based compensation	6,423	5,731
Amortization of premium on investments	171	267
Foreign currency losses	444	98
Changes in assets and liabilities
Accounts receivable	20,140	31,078
Deferred commissions	2,906	3,890
Prepaid expenses and other current assets	(979)	2,322
Accounts payable	(1,208)	133
Accrued expenses and other liabilities	(6,041)	(10,101)
Deferred revenue	(3,473)	(14,309)
Net cash provided by operating activities	36,863	38,305
Cash flows from investing activities:
Purchases of property and equipment	(5,806)	(3,334)
Purchases of marketable investments	(27,430)	(35,555)
Proceeds from sales and maturities of marketable investments	34,458	20,086
Other investing activity	200	(49)
Net cash provided by (used in) investing activities	1,422	(18,852)
Cash flows from financing activities:
Dividends paid on common stock	(10,205)	(9,696)
Repurchases of common stock	(39,967)	—
Proceeds from issuance of common stock under employee equity incentive plans	13,866	9,987
Taxes paid related to net share settlements of stock-based compensation awards	(2,511)	(2,069)
Net cash used in financing activities	(38,817)	(1,778)
Effect of exchange rate changes on cash and cash equivalents	3,534	(870)
Net increase in cash and cash equivalents	3,002	16,805
Cash and cash equivalents, beginning of period	76,958	53,331
Cash and cash equivalents, end of period	$79,960	$70,136

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results for the year ending December 31, 2017, or any other period.

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

Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense. Previously, income tax effects at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax effects reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, and the impact of applying this guidance resulted in a $0.3 million tax benefit for the three and nine months ended September 30, 2017. Application of this guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. In addition, the standard requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. For the nine months ended September 30, 2017, the Company reflected $2.5 million of tax withholding in financing activities. The Company has elected to apply the changes in cash flow classification on a retrospective basis resulting in an increase in operating cash flows, with a corresponding decrease in financing cash flows, of $2.4 million for the nine months ended September 30, 2016, as compared to the amounts previously reported.

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

Note 2 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	4,905	4,905
Unrealized gain on investments, net of tax of $29	47	—	47
Balance at September 30, 2017	$(36)	$(2,585)	$(2,621)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2017	$(59)	$(4,186)	$(4,245)
Foreign currency translation	—	1,601	1,601
Unrealized gain on investments, net of tax of $14	23	—	23
Balance at September 30, 2017	$(36)	$(2,585)	$(2,621)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at January 1, 2016	$(100)	$(4,726)	$(4,826)
Foreign currency translation	—	(68)	(68)
Unrealized gain on investments, net of tax of $46	72	—	72
Balance at September 30, 2016	$(28)	$(4,794)	$(4,822)

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at July 1, 2016	$20	$(4,674)	$(4,654)
Foreign currency translation	—	(120)	(120)
Unrealized loss on investments, net of tax of $(33)	(48)	—	(48)
Balance at September 30, 2016	$(28)	$(4,794)	$(4,822)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(4)	$1,796
Corporate obligations	52,277	7	(61)	52,223
Total	$54,077	$7	$(65)	$54,019

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	59,481	2	(129)	59,354
Total	$61,281	$2	$(136)	$61,147

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains or losses on the sale of the Company’s marketable investments were not material in the three and nine months ended September 30, 2017 and 2016.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2017 (in thousands).

	FY 2017	FY 2018	FY 2019	Total
Federal agency obligations	$—	$1,796	$—	$1,796
Corporate obligations	4,000	28,559	19,664	52,223
Total	$4,000	$30,355	$19,664	$54,019

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$-	$—	$1,796	$4
Corporate obligations	25,039	30	17,640	31
Total	$25,039	$30	$19,436	$35

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,793	$7	$—	$—
Corporate obligations	53,647	129	—	—
Total	$55,440	$136	$—	$—

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$763	$—	$—	$763
Federal agency obligations	—	1,796	—	1,796
Corporate obligations	—	52,223	—	52,223
Total	$763	$54,019	$—	$54,782

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,522	$—	$—	$2,522
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	59,354	—	59,354
Total	$2,522	$61,147	$—	$63,669

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At September 30, 2017 and December 31, 2016, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $1.5 million and $2.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at September 30, 2017 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $0.8 million and $1.0 million during the three and nine months ended September 30, 2017. Losses from non-marketable investments were $1.1 million and $1.2 million during the three and nine months ended September 30, 2016. Losses are included in Losses on investments, net in the Consolidated Statements of Income. At December 31, 2016, the Company’s investments also included an investment with a book value of $0.4 million, which was accounted for using the cost method. This investment was fully liquidated during the three months ended March 31, 2017. During the three months ended September 30, 2017, no distributions were received from the funds. During the nine months ended September 30, 2017, distributions of $0.4 million were received from the funds. During the nine months ended September 30, 2016, no distributions were received from the funds.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	17,747	18,062	17,897	17,896
Weighted average common equivalent shares	304	373	315	272
Diluted weighted average common shares outstanding	18,051	18,435	18,212	18,168
Share based awards excluded from diluted weighted average share calculation as effect would have been anti-dilutive	27	82	177	910

Note 7 — Stockholders’ Equity

Equity Plans

Stock option activity for the nine months ended September 30, 2017 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2016	1,540	$34.35
Granted	—	—
Exercised	(385)	32.32
Forfeited	(73)	34.44
Outstanding at September 30, 2017	1,082	$35.07	6.01	$7,332
Exercisable at September 30, 2017	771	$34.92	5.36	$5,340
Vested and expected to vest at September 30, 2017	1,082	$35.07	6.01	$7,332

Restricted stock unit activity for the nine months ended September 30, 2017 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	539	$35.50
Granted	241	39.58
Vested	(205)	35.28
Forfeited	(51)	36.01
Unvested at September 30, 2017	524	$37.42

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of services and fulfillment	$1,088	$1,077	$3,387	$3,141
Selling and marketing	170	272	535	695
General and administrative	920	622	2,501	1,895
Total	$2,178	$1,971	$6,423	$5,731

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average risk-free interest rate	0.96%	0.47%	0.81%	0.47%
Expected dividend yield	1.9%	2.0%	1.9%	2.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	26%	26%	24%	25%
Weighted average fair value	$8.50	$7.52	$8.32	$7.75

Dividends

In the nine months ended September 30, 2017, the Company declared and paid dividends of $10.2 million consisting of a $0.19 per share dividend in each of the first three quarters of 2017.  In the nine months ended September 30, 2016, the Company declared and paid dividends of $9.7 million consisting of a $0.18 per share dividend in each of the first three quarters of 2016. In October 2017, the Company declared a dividend of $0.19 per share payable on December 20, 2017 to shareholders of record as of December 6, 2017.

Treasury Stock

As of September 30, 2017, Forrester’s Board of Directors had authorized an aggregate $485.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three and nine months ended September 30, 2017, the Company repurchased approximately 0.1 and 1.1 million shares, respectively, of common stock at an aggregate cost of approximately $3.5 million and $40.0 million, respectively. The Company did not repurchase shares of common stock in the nine months ended September 30, 2016. From the inception of the program through September 30, 2017, Forrester repurchased 16.1 million shares of common stock at an aggregate cost of $464.9 million.

Note 8 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates and tax benefits or expense related to settlements of share-based payment awards are treated as discrete items and are recorded in the period in which they arise.

Income tax expense for the nine months ended September 30, 2017 was $6.3 million resulting in an effective tax rate of 32.6% for the period. Income tax expense for the nine months ended September 30, 2016 was $9.1 million resulting in an effective tax rate of 43.4% for the period.  The decrease in the effective tax rate during the nine months ended September 30, 2017 compared to the prior year period was primarily due to the recognition of a $1.3 million benefit from the settlement of a tax audit in the first quarter of 2017 and the recognition of approximately $0.3 million of windfall tax benefits from the settlement of options and restricted stock units during the third quarter of 2017. In addition, in 2016 an additional $0.6 million of tax expense was incurred due to a valuation allowance on a capital loss generated from one of the Company’s investments. For the full year 2017, the Company anticipates that its effective tax rate will be approximately 35%.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, certain client support expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

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

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2017
Research services revenues	$54,235	$—	$—	$54,235
Advisory services and events revenues	3,353	10,379	12,402	26,134
Total segment revenues	57,588	10,379	12,402	80,369
Segment expenses	9,764	11,953	6,443	28,160
Contribution margin (loss)	47,824	(1,574)	5,959	52,209
Selling, marketing, administrative and other expenses				(45,263)
Amortization of intangible assets				(197)
Reorganization costs				—
Other income and losses on investments				(626)
Income before income taxes				$6,123

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2016
Research services revenues	$52,727	$—	$—	$52,727
Advisory services and events revenues	2,333	10,330	12,037	24,700
Total segment revenues	55,060	10,330	12,037	77,427
Segment expenses	8,884	11,586	5,522	25,992
Contribution margin (loss)	46,176	(1,256)	6,515	51,435
Selling, marketing, administrative and other expenses				(43,675)
Amortization of intangible assets				(208)
Reorganization costs				—
Other income and losses on investments				(856)
Income before income taxes				$6,696

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2017
Research services revenues	$160,553	$—	$—	$160,553
Advisory services and events revenues	15,714	32,279	38,750	86,743
Total segment revenues	176,267	32,279	38,750	247,296
Segment expenses	32,788	36,510	18,886	88,184
Contribution margin (loss)	143,479	(4,231)	19,864	159,112
Selling, marketing, administrative and other expenses				(138,432)
Amortization of intangible assets				(582)
Reorganization costs				—
Other income and losses on investments				(749)
Income before income taxes				$19,349

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2016
Research services revenues	$160,998	$—	$—	$160,998
Advisory services and events revenues	14,191	33,244	34,216	81,651
Total segment revenues	175,189	33,244	34,216	242,649
Segment expenses	30,306	36,026	17,465	83,797
Contribution margin (loss)	144,883	(2,782)	16,751	158,852
Selling, marketing, administrative and other expenses				(135,463)
Amortization of intangible assets				(627)
Reorganization costs				(1,026)
Other income and losses on investments				(765)
Income before income taxes				$20,971

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

In 2016, Forrester established a formal program and cross-functional implementation team to identify, design and implement changes to its accounting systems and policies, business processes and internal controls to support recognition and disclosures under the new standard. The Company believes that it has essentially completed its assessment of how the new standard will affect the Company’s revenue recognition for all of its products and services, and will complete its accounting system and business process changes by the end of 2017.

The Company does not anticipate that the standard will have a material impact on its results of operations. The number of performance obligations in the Company’s arrangements will not be different under the new standard than under current guidance. Determining standalone selling prices and allocating contract consideration on multiple element arrangements will follow a similar process as the Company’s current methodologies of establishing fair value / estimated selling price for our goods and services or allocating total contract consideration under the relative selling price method. Additionally, the timing of revenue recognition will remain substantially unchanged for most products. Subscription based research services revenues will continue to be recognized over time, using the new standard’s output method of time elapsed, as Forrester’s clients receive and consume the benefits of our services as we transfer control throughout the contract period. Advisory, reprint and events revenues will continue to be recognized at the point in time as control is transferred to the customer, which will generally be when the client has physical possession of the good(s) or upon completion of the service(s). The Company expects that most of its consulting contracts will continue to be recognized over time, while some contracts may be required to be recognized at a point in time upon completion of the project.

The following changes are anticipated under the new standard:

•

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

•

The timing of revenue recognition for prepaid performance obligations that are expected to expire unused, which may include event tickets, reprints and advisory hours, will change from recognition at the time of expiration under the current standard to recognition in proportion to the pattern of related rights exercised by the customer. The Company currently expects this change to primarily affect the timing of revenue within the quarters of 2018 but does not expect it to have a material effect on the Company’s results of operations for the full year of 2018.

Key areas still in process include the evaluation of costs to fulfill contracts and completion and testing of new functionality of the Company’s existing software systems that is being implemented as part of this project. The adoption program and all remaining activities, including updates to the Company’s systems, processes, policies and controls, are expected to be completed by the end of 2017.  In addition, report development and testing for disclosure requirements in 2018 will be completed in the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s statements of cash flows upon adoption.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future tax rates, future operating cash flows, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, data and leadership board products and services, our ability to fulfill existing or generate new project consulting engagements, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, our ability to realize anticipated benefits from internal reorganizations, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Deferred revenue	$132.9	$126.2	$6.7	5%
Agreement value	$237.8	$241.1	$(3.3)	(1%)
Client retention	76%	76%	—	—
Dollar retention	88%	88%	—	—
Enrichment	94%	95%	(1)	(1%)
Number of clients	2,393	2,482	(89)	(4%)

Deferred revenue at September 30, 2017 increased 5% compared to the prior year. The increase in deferred revenue is a result of contract billings in excess of revenue recognized due to an increase in contract bookings. Agreement value decreased 1% at September 30, 2017 compared to the prior year and after adjusting for the effect of foreign currency fluctuations, remained essentially flat compared to the prior year. Client retention rate and dollar retention rate both increased 1% compared to the prior quarter and were essentially flat compared to the prior year period. Enrichment rate, although essentially consistent with the prior quarter, declined 1% compared to the prior year period.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Research services	67.5%	68.1%	64.9%	66.4%
Advisory services and events	32.5	31.9	35.1	33.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.4	38.6	40.8	39.3
Selling and marketing	36.4	35.8	36.5	36.1
General and administrative	12.6	13.0	12.4	12.5
Depreciation	2.0	2.5	2.0	2.5
Amortization of intangible assets	0.2	0.3	0.2	0.2
Reorganization costs	—	—	—	0.4
Income from operations	8.4	9.8	8.1	9.0
Other income, net	0.2	0.3	0.1	0.1
Losses on investments, net	(1.0)	(1.5)	(0.4)	(0.5)
Income before income taxes	7.6	8.6	7.8	8.6
Income tax provision	2.7	4.6	2.5	3.7
Net income	4.9%	4.0%	5.3%	4.9%

Three and Nine Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$80.4	$77.4	$3.0	4%
Revenues from research services	$54.2	$52.7	$1.5	3%
Revenues from advisory services and events	$26.1	$24.7	$1.4	6%
Revenues attributable to customers outside of the U.S.	$19.2	$17.4	$1.8	10%
Percentage of revenue attributable to customers outside of the U.S.	24%	22%	2	9%
Number of events	3	3	—	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$247.3	$242.6	$4.7	2%
Revenues from research services	$160.6	$161.0	$(0.4)	—
Revenues from advisory services and events	$86.7	$81.7	$5.0	6%
Revenues attributable to customers outside of the U.S.	$55.7	$55.4	$0.3	1%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of events	9	10	(1)	(10%)

Total revenues increased 4% and 2% during the three and nine months ended September 30, 2017 respectively, compared to the prior year periods. After adjusting for the effect of foreign currency fluctuations, the revenue increase was 3% during the three months ended September 30, 2017 and remained at 2% for the nine months ended September 30, 2017. Revenues from customers outside the U.S. increased 10% and 1% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods and increased 8% and 2%, respectively, after adjusting for the effects of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 24% of total revenues for the three months ended September 30, 2017 and after adjusting for the effect of foreign currency fluctuations, represented 23% of total revenues compared to 22% in the prior year period. The increase in the percentage of revenues attributable to customers outside of the U.S. during the three months ended September 30, 2017 was principally due to an increase in revenues in Canada and the Asia Pacific region. Revenues from customers outside of the U.S. represented 23% of total revenues during the nine months ended September 30, 2017 and remained essentially flat compared to the prior year period, reflecting growth in revenues in the Asia Pacific region that was offset by a decline in revenues in Europe. There was no material effect of foreign currency fluctuations on revenues from customers outside of the U.S. as a percent of total revenues during the nine months ended September 30, 2017.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 3% during the three months ended September 30, 2017 and was essentially flat during the nine months ended September 30, 2017, compared to the prior year periods. Currency fluctuations had the effect of increasing revenue growth by 1% in the three months ended September 30, 2017 and had an insignificant effect in the nine months ended September 30, 2017. The increase in revenues for the three months ended September 30, 2017 was primarily driven by an increase in revenue for our Reprints and Connect products. During the nine months ended September 30, 2017, a decline in revenue for our Data products and a slight decline in revenue for our Research products was offset by an increase in revenue for our Reprints and Connect products.

Revenues from advisory services and events increased 6% during both the three and nine months ended September 30, 2017 compared to the prior year periods and increased 5% and 6%, respectively, after adjusting for the effect of foreign currency fluctuations. The increase in revenues for the three months ended September 30, 2017 was principally due to increases in both advisory and events revenues, that was partially offset by a slight decline in consulting revenues. The increase in revenues for the nine months ended September 30, 2017 was principally due to growth in consulting and events revenues. Events revenues increased 158% and 14% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increase in events revenues during the three months ended September 30, 2017 was primarily due to revenue from a new event held in the U.S. during the current year period that exceeded the decline in revenue resulting from the discontinuation of a small event in the Asia Pacific region. The increase in events revenues during the nine months ended September 30, 2017 was due an increase in sponsorship revenues that offset having held one less event in the Asia Pacific region in the current year compared to the prior year.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$32.5	$29.9	$2.6	9%
Cost of services and fulfillment as a percentage of total revenues	40.4%	38.6%	1.8	5%
Service and fulfillment employees (at end of period)	593	571	22	4%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$100.8	$95.4	$5.4	6%
Cost of services and fulfillment as a percentage of total Revenues	40.8%	39.3%	1.5	4%

Cost of services and fulfillment expenses increased 9% during the three months ended September 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 8%. The increase in dollars was primarily due to (1) a $1.4 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.3 million increase in event expenses and (3) a $0.5 million increase in professional services costs.

Cost of services and fulfillment expenses increased 6% during the nine months ended September 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 7%. The increase in dollars was primarily due to (1) a $2.8 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $1.0 million increase in event expenses and (3) a $0.7 million increase in professional services costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$29.2	$27.8	$1.4	5%
Selling and marketing expenses as a percentage of total revenues	36.4%	35.8%	0.6	2%
Selling and marketing employees (at end of period)	589	572	17	3%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$90.4	$87.5	$2.9	3%
Selling and marketing expenses as a percentage of total revenues	36.5%	36.1%	0.4	1%

Selling and marketing expenses increased 5% during the three months ended September 30, 2017 compared to the prior year period. The increase in dollars was primarily due to a $1.5 million increase in compensation and benefit costs, resulting from an increase in sales employees, annual merit increases, and an increase in incentive bonuses compared to the prior year period. There was no material effect of foreign currency fluctuations on selling and marketing expenses during the three months ended September 30, 2017.

Selling and marketing expenses increased 3% during the nine months ended September 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 4%. The increase in dollars was primarily due to a $3.4 million increase in compensation and benefit costs, resulting from an increase in sales employees, annual merit increases, an increase in incentive bonuses and an increase in severance costs compared to the prior year period. This increase was partially offset by a $0.8 million decrease in travel and entertainment expenses primarily resulting from a reduction in expense for our annual sales conference.

Subject to the business environment, we expect our sales headcount to increase by 3% to 6% in 2017 as compared to the year ended December 31, 2016.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.1	$10.1	$—	—
General and administrative expenses as a percentage of total revenues	12.6%	13.0%	(0.4)	(3%)
General and administrative employees (at end of period)	192	189	3	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$30.7	$30.4	$0.3	1%
General and administrative expenses as a percentage of total revenues	12.4%	12.5%	(0.1)	(1%)

General and administrative expenses remained essentially flat during the three months ended September 30, 2017 compared to the prior year period primarily due to a $0.5 million decrease in professional services expense that was offset by (1) a $0.3 million increase in stock compensation expense and (2) a $0.1 million increase in compensation and benefits costs. There was no material effect of foreign currency fluctuations on general and administrative expenses during the three months ended September 30, 2017.

General and administrative expenses increased 1% during the nine months ended September 30, 2017 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 2%. The increase in dollars was primarily due to (1) a $0.8 million increase in compensation and benefit costs resulting from an increase in headcount and annual merit increases compared to the prior year period, (2) a $0.6 million increase in stock compensation costs and (3) a $0.2 million increase in hiring and relocation expense. These increases were partially offset by a $1.4 million decrease in professional services expense.

Depreciation

Depreciation expense decreased by $0.3 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods primarily due to certain equipment and software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and nine months ended September 30, 2017 compared to the prior year periods.

Reorganization Costs

During the nine months ended September 30, 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income, net of $0.1 million during the three months ended September 30, 2017 compared to the prior year period is primarily due to an increase in foreign currency losses. The decrease in other income, net of $0.1 million during the nine months ended September 30, 2017 compared to the prior year period is primarily due to an increase in foreign currency losses of $0.3 million that was partially offset by an increase in interest income of $0.2 million.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The decrease in investment losses during the three and nine months ended September 30, 2017 is primarily due to a decrease in investment losses incurred by the underlying funds as compared to the prior year periods.

Provision for Income Taxes

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.2	$3.6	$(1.4)	(39%)
Effective tax rate	35.4%	53.5%	(18.1)	(34%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$6.3	$9.1	$(2.8)	(31%)
Effective tax rate	32.6%	43.4%	(10.8)	(25%)

Income tax expense for the nine months ended September 30, 2017 was $6.3 million resulting in an effective tax rate of 32.6% for the period. Income tax expense for the nine months ended September 30, 2016 was $9.1 million resulting in an effective tax rate of 43.4% for the period.  The decrease in the effective tax rate during the nine months ended September 30, 2017 compared to the prior year period was due primarily to the recognition of a $1.3 million benefit from the settlement of a tax audit in the first quarter of 2017 and the recognition of approximately $0.3 million of windfall tax benefits from the settlement of options and restricted stock units during the third quarter of 2017. In addition, in 2016 an additional $0.6 million of tax expense was incurred due to a valuation allowance on a capital loss generated from one of our investments. For the full year 2017, we anticipate that our effective tax rate will be approximately 35%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, certain client support expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, reorganization costs, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

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

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2017
Research services revenues	$54,235	$—	$—	$54,235
Advisory services and events revenues	3,353	10,379	12,402	26,134
Total segment revenues	57,588	10,379	12,402	80,369
Segment expenses	9,764	11,953	6,443	28,160
Contribution margin (loss)	47,824	(1,574)	5,959	52,209
Year over year revenue change	5%	—	3%	4%
Year over year expense change	10%	3%	17%	8%

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2016
Research services revenues	$52,727	$—	$—	$52,727
Advisory services and events revenues	2,333	10,330	12,037	24,700
Total segment revenues	55,060	10,330	12,037	77,427
Segment expenses	8,884	11,586	5,522	25,992
Contribution margin (loss)	46,176	(1,256)	6,515	51,435

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2017
Research services revenues	$160,553	$—	$—	$160,553
Advisory services and events revenues	15,714	32,279	38,750	86,743
Total segment revenues	176,267	32,279	38,750	247,296
Segment expenses	32,788	36,510	18,886	88,184
Contribution margin (loss)	143,479	(4,231)	19,864	159,112
Year over year revenue change	1%	(3%)	13%	2%
Year over year expense change	8%	1%	8%	5%

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2016
Research services revenues	$160,998	$—	$—	$160,998
Advisory services and events revenues	14,191	33,244	34,216	81,651
Total segment revenues	175,189	33,244	34,216	242,649
Segment expenses	30,306	36,026	17,465	83,797
Contribution margin (loss)	144,883	(2,782)	16,751	158,852

Product segment revenues increased 5% and 1% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. Research services revenues increased 3% during the three months ended September 30, 2017 and remained essentially flat during the nine months ended September 30, 2017 compared to the prior year periods. The increase in research services revenues for the three months ended September 30, 2017 was principally driven by an increase in revenues for our Reprints and Connect products. During the nine months ended September 30, 2017 a decline in revenues for our Data products and a slight decline in revenues for our Research products were offset by an increase in revenues for our Reprints and Connect products. Advisory services and events revenues, which is comprised of data consulting and events revenues in this segment, increased 44% and 11% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increase in advisory services and events revenues during the three months ended September 30, 2017 was primarily due to a $0.4 million increase in data consulting revenues and a $0.7 million increase in Events revenues. The increase in Events revenues was primarily due to revenue from a new event held in the U.S. during the current year period that exceeded the decline in revenue resulting from the discontinuation of a small event in the Asia Pacific region. The increase in advisory services and events revenues during the nine months ended September 30, 2017 was primarily due to a $0.8 million increase in data consulting revenues and a $1.0 million increase in Events revenues. The increase in Events revenues was due to an increase in sponsorship revenues that offset having held one less event in the Asia Pacific region in the current year compared to the prior year. Product segment expenses increased 10% and 8% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods primarily due to an increase in compensation and benefit costs due to an increase in employees and an increase in events expenses driven by increased attendance at the events.

Research segment revenues remained essentially flat during the three months ended September 30, 2017 and declined 3% during the nine months ended September 30, 2017, compared to the prior year periods. During the three months ended September 30, 2017 an increase in advisory revenues was essentially offset by a decrease in consulting revenues. The decline in revenues during the nine months ended September 30, 2017 was principally due to a decrease in consulting revenues that was partially offset by a slight increase in advisory revenues. Research segment expenses increased 3% and 1% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods.  The increase in expenses during the three and nine months ended September 30, 2017 was primarily due to an increase in compensation and benefit costs of $0.5 million and $0.8 million, respectively, compared to the prior year periods.

Project Consulting segment revenues increased 3% and 13% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods due primarily to growth in our content marketing group, that was partially offset by a decline in revenue from our strategic consulting group. We expect revenue growth rates to be at a single digit level for the fourth quarter of the year. Project Consulting expenses increased 17% and 8% during the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increase in expenses during the three months and nine months ended September 30, 2017 was primarily due to an increase in compensation and benefit costs of $0.5 million and $1.0 million, respectively, compared to the prior year periods.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 65% of our revenues during the nine months ended September 30, 2017, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $36.9 million and $38.3 million during the nine months ended September 30, 2017 and 2016, respectively. The $1.4 million decrease in cash provided from operations for the nine months ended September 30, 2017 was primarily attributable to a $1.7 million decrease in cash generated from working capital.  The decrease in cash from working capital was primarily due to increases in cash used for income taxes and cash used for accounts payable that were partially offset by a decrease in the use of cash for accrued salary expense resulting from a change in the timing of payroll payments. We expect cash from operating activities for the full year 2017 to be in the range of $37.0 to $41.0 million.

During the nine months ended September 30, 2017 we generated $1.4 million of cash from investing activities, consisting primarily of $7.0 million in net proceeds from sales and maturities of marketable investments that was partially offset by $5.8 million of purchases of property and equipment. Property and equipment purchases during 2017 consisted primarily of computer equipment, software and leasehold improvements for our new office location in Nashville. During the nine months ended September 30, 2016, we used $18.9 million of cash from investing activities, consisting primarily of $15.5 million in net purchases of marketable investments and $3.3 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of computer equipment and software.

We used $38.8 million of cash from financing activities during the nine months ended September 30, 2017 primarily due to the use of $40.0 million for purchases of our common stock and $10.2 million for the payment of dividends, at $0.19 per share in each of the first three quarters of 2017 as well as $2.5 million in taxes paid related to net share settlements of restricted stock units, which were partially offset by $13.9 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $1.8 million of cash from financing activities during the nine months ended September 30, 2016 primarily for the payment of dividends totaling $9.7 million, at $0.18 per share in each of the first three quarters of 2016, as well as $2.1 million in taxes paid related to net share settlements of restricted stock units, which was partially offset by $10.0 million of proceeds from the exercise of stock options and our employee stock purchase plan.

As of September 30, 2017 our remaining stock repurchase authorization was approximately $20.1 million. We plan to repurchase our common stock as market conditions warrant.

As of September 30, 2017, we had cash and cash equivalents of $80.0 million and marketable investments of $54.0 million. These balances include $61.6 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2017, our Board of Directors authorized an aggregate $485.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2017, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1 - July 30	32,065	$39.69
August 1 - August 31	26,468	$39.82
September 1 - September 30	30,359	$40.01
	88,892		$20,100

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: November 7, 2017

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