Form 10-K
period 2017-12-31
FORRESTER RESEARCH, INC.
filed 2018-03-09
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $377,000,000.

As of March 5, 2018, 18,040,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2018 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates and operating income, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

General

Forrester Research, Inc. is a global independent research, data, and advisory services firm.  We work with business and technology leaders to help them develop customer-obsessed strategies that drive growth. Forrester’s unique insights are grounded in annual surveys of more than 675,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.  Through proprietary research and data, custom consulting, exclusive executive peer groups and events, Forrester challenges the thinking of its clients and positions them to lead change in their organizations in an era of powerful customers.

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

Consequently, companies and the professionals in the roles we serve must rely on external sources of independent business advice spanning a variety of areas including but not limited to customer behavior, technology investments, and business strategy. We believe there is a need for objective research, data, advisory and related services that allow our clients to see, interpret, and act to respond to complex market dynamics and the extraordinary pace of technology change.

Forrester’s® Strategy

Empowered customers are ushering in a new “Age of the Customer” that we believe will reshape the way organizations succeed and grow. Our differentiated strategy, products, and services are designed to help those enterprises satisfy their increasingly dynamic customer bases.

Driven by our strategy, we: 1) help our clients stay current with and understand their dynamic customers, 2) advise marketing and strategy executives such as Chief Marketing Officers as they seek to win those customers, and 3) work with technology management executives such as Chief Information Officers as they build systems to satisfy customers. Technology is moving from being a tool for managing and lowering operating costs to a means of generating market opportunities and revenue.  Given this shift, today’s technology management professionals have two agendas – a traditional back-office agenda of running internal systems, and a business technology (BT) agenda that provides the technology, systems, and processes to win, serve and retain customers.  In today’s market, we believe few companies will succeed that are unable to capitalize on the full value of business technologies and harness data to deliver differentiated experiences.

Importantly, the three areas where we work with our clients (understanding their customers, winning their customers, and building technology to serve their customers) are highly interrelated in the large organizations that we serve.  This creates opportunities to sell add-on products and services to our existing clients.  In addition, we believe our go to market strategy is unique, increasing our competitive differentiation.

Our core capabilities combine to deliver a comprehensive set of products and solutions to help our clients compete and win in the Age of the Customer.  Our ability to customize our solutions to specific industries provides a powerful method to drive the success of our clients and creates significant opportunities to consistently enrich our relationships with our clients.

Forrester’s Solution

We offer a broad set of products and services designed to help our clients win in the Age of the Customer. Our solutions help our clients to:

•	Understand trends in consumer behavior and how to capitalize on those trends.
•	Benchmark their customer experience.
•	Plan strategies to improve their customer experience.
•	Develop customer-obsessed cultures that drive growth.
•	Assess potential new markets, competitors, products and services, and go-to-market strategies.
•	Anticipate technology-driven business model shifts.
•	Educate, inform, and align strategic decision-makers in their organizations.
•	Navigate technology purchases and implementation challenges and optimize technology investments, particularly in the BT space.
•	Capitalize on emerging technologies, especially in BT.

Our products and services focus on six market imperatives important to our clients and prospects in the Age of the Customer:

•	Drive revenue with continuously improving customer experience – so that customer experience becomes a growth engine for our clients.
•	Differentiate with digital – taking the critical step to enable our clients to become digital first companies.
•	Accelerate growth with marketing innovation – enabling our clients to expand and excel at engaging and retaining customers.
•	Use customer insights to gain a competitive advantage – enabling our clients to anticipate changing customer expectations.
•	Transform IT to win, serve and retain customers – so that IT becomes a strategic point of differentiation for our clients.
•	Secure customers and protect the brand – so that trust becomes an asset of our clients.

Products and Services

We offer our clients a selection of products, services, and engagement opportunities, which we have branded into five categories:  Forrester Research (our core research), Forrester Connect (our peer offerings), Forrester Analytics (rebranded from Forrester Data in the first quarter of 2018), Forrester Consulting, and Forrester Events.

Forrester Research

Forrester’s published research and decision tools enable clients to better anticipate and capitalize on the disruptive forces affecting their businesses and organizations.  We believe Forrester Research provides insights and frameworks to drive growth in a complex and dynamic market. Our primary syndicated research product, renamed Research in 2017 (formerly known as RoleView), provides clients with access to our core syndicated research designed to inform their strategic decision-making. Research includes our Playbooks, a set of integrated reports, tools, and guidance for critical business initiatives, and our Reports, designed to deepen clients’ understanding of market, customer, and technology trends through data-driven reports, case studies, predictions, and strategic road maps.  Our syndicated research also includes The Forrester Wave,TM our primary mechanism for evaluating enterprise technologies.

The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave allows clients to compare products and develop a custom shortlist based on the client’s unique requirements.  In 2017, we also introduced our first Forrester Industry Waves, which evaluate the digital experiences of firms that serve end customers.

Our Age of the Customer Research offering, which combines our Business Technology (BT) and Marketing and Strategy (M&S) Research offerings, is closely aligned with our strategy of addressing our clients’ and prospects’ opportunities and challenges in the Age of the Customer. In addition to the Age of the Customer Research offering, our various Research offerings include standalone BT Research and M&S Research, as well as our TI (Technology Industry) Research offering designed specifically for technology vendors. Each of our Research offerings consists of a library of cross-linked documents that interconnect our playbooks, reports, data, product rankings, best practices, evaluation tools, and research archives. Research access is provided through role-based websites that facilitate client access to research and tools that are most relevant to their professional roles, including community tools that allow interaction between and among clients and our analysts.

We also offer clients the opportunity to license electronic “reprints” of designated Research for posting to a client’s website(s) for a designated period of time to support a client’s marketing or business objectives.  Electronic reprints are hosted on an on-line platform that enables interactive content and provides us with improved tracking of distribution of our intellectual property.

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

Leadership Boards

Our Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients may participate in one or more Leadership Boards. Memberships are available to the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate Research offering, members of our Leadership Boards receive access to the following:

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

Executive Programs

Our Executive Programs provide CMOs and CIOs with personal coaches who help the executives and their teams establish and tackle their most important initiatives. In addition to a Member license for our research offering and one ticket to attend a Forrester Event, our Executive Programs provide on-site strategy workshops, personalized research and analysis, access to Forrester experts, and custom data analytics to help executives understand and anticipate customer behavior.

Forrester Analytics

Our Analytics products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Analytics products and services or choose to have us conduct custom data analysis on their behalf. Our Analytics products and services include:

•

Forrester’s Customer Experience (CX) Index.    The CX Index, which uses Forrester’s rigorous customer experience methodology, is a framework for assessing and measuring the quality of customer experience for nearly 700 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience, along with a Business Impact Simulator tool that models out potential revenue uplift to help guide clients’ investments in customer experience. We offer two Forrester CX Index packages, consisting of an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors and an add-on best-in-class package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build out a CX Index score and deliver our insight recommendations. We deliver the CX Index through an easy-to-use interactive platform that allows clients to customize their CX data based on business needs.

•

Consumer Technographics.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data and analysis for unique insights into how technology impacts their customers’ purchase journey, including the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. In 2017, we began delivering Consumer Technographics through an interactive platform that provides access to the data, insights and analytic tools.  Additionally, clients may have access to a Technographics data insights manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 70,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. In 2017, we began delivering Business

Technographics through an interactive platform that provides access to the data, insights and analytic tools. Business Technographics’ clients may also have access to a dedicated data insights manager to assist in utilizing appropriate data to achieve desired outcomes.

•

ForecastView.    ForecastView is an ongoing data program that provides a detailed evaluation of market size, based on expert analysis and quantitative insights from our consumer and business surveys. We leverage Technographics demand-side data and supply-side metrics to help clients uncover new business opportunities. Each forecast consists of at least ten years of data: five historic, the current year and four years in the future. We offer global forecasts for e-commerce, digital marketing, mobile applications and platforms markets. ForecastView clients may also have access to ForecastView analysts to assist in utilizing appropriate data to support client business decisions.

Forrester Consulting

Our advisory and project consulting services leverage our Research, Technographics and CX Index data, as well as our proprietary consulting frameworks, to deliver focused insights and recommendations that assist clients with their challenges in developing and executing technology and business strategy, including customer experience and digital strategy, informing critical decisions and reducing business risk. Our consulting services help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, and business technology transformations and modernization. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create content marketing collateral, and develop sales tools. We have a dedicated consulting organization to provide professional project consulting services to our clients, utilizing our Forrester Solutions framework and best in class consulting techniques and content development tools, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

Forrester Events

We host multiple events in various locations in North America, Europe and Asia throughout the year. Events bring together executives and other participants serving or interested in the particular subject matter or professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and hear business leaders discuss business and technology issues of interest or significance to the professionals in attendance. Forrester Events focus on business imperatives of significant interest to our clients, including succeeding in the Age of the Customer, customer experience, digital transformation, privacy and security, new technology and innovation, and marketing leadership, and provide immersive experiences to challenge clients’ thinking and help clients to lead change.

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

We intend to continue the work commenced in 2016 to evolve our Customer Engagement Model to better serve and engage our clients and prospects and drive profitable growth. Our sales process is moving towards a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups. In support of this initiative, in the first quarter of 2017, we opened an office in Nashville, Tennessee. We anticipate that Nashville will be a lower-cost location than our other principal U.S. locations and will be a center for our Core sales group. In 2017, we also substantially completed the roll-out of the new model in North America, and we plan to extend it to our European and Asia Pacific Groups in 2018. We believe that when fully implemented, our customer engagement model changes will improve client and dollar retention and enrichment, and accelerate growth.

We employed 539 sales personnel as of December 31, 2017 compared to 523 sales personnel employed as of December 31, 2016. We also sell select Research products directly online through our website.

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

As of December 31, 2017, our products and services were delivered to more than 2,400 client companies. No single client company accounted for more than 2% of our 2017 revenues.

Pricing and Contracts

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and events. We classify revenue from subscriptions to our Research, Leadership Boards and Executive Programs, and Analytics products and services as research services revenue. We classify revenue from Forrester Consulting, custom Forrester Analytics projects, and Forrester Events as advisory services and events revenue.

Contract pricing for annual memberships for research and/or other subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts for advisory services generally is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track the agreement value of contracts to purchase research and advisory services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all research and advisory service contracts in force at a given time (but not including advisory-only contracts), without regard to how much revenue has already been recognized. Agreement value increased 2% to $242.9 million at December 31, 2017 from $238.4 million at December 31, 2016.

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

Employees

As of December 31, 2017, we employed a total of 1,392 persons, including 515 Research, Connect, Analytics, Consulting and Events staff and 539 sales personnel.

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

A Decline in Renewals or Demand for Our Membership-Based Research, Connect and Analytics Services.    Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing memberships for our Research, Connect, and Analytics products and services. Future declines in client retention, dollar retention, and enrichment, or failure to generate demand for and new sales of our membership-based products and services due to competition or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 32% of our total revenues in 2017 and 31% in 2016. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

We Have Undergone Substantial Internal Reorganization.  As part of our “Age of the Customer” strategy, we have implemented significant sales and other organizational change.  Our customer engagement model is moving towards a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core Groups. These changes are designed to improve our retention and enrichment rates and accelerate growth.  In 2017, we substantially completed the roll-out of the new model in North America, and we plan to extend it to our European and Asia Pacific Groups in 2018.  We have incurred material expenses in connection with these actions. If the changes we are implementing do not have the desired outcomes, this could have an adverse effect on our results of operations and financial condition.

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

Privacy Laws.    Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing.  For example, the European Union General Data Protection Regulation (GDPR) has an enforcement commencement date of May 25, 2018.  Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

Taxation Risks.    We operate in numerous jurisdictions around the world. A portion of our income is generated outside of the United States and is taxed at lower rates than rates applicable to income generated in the U.S. or in other jurisdictions in which we do business. Our effective tax rate in the future, and accordingly our results of operations and financial position, could be adversely affected by changes in applicable tax law or if more of our income becomes taxable in jurisdictions with higher tax rates.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the United States.  The changes included in the Act are broad and complex.  The final transition impacts of the Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  Our estimated impacts of the new law are based on our current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results in future periods and our further analysis of the Act.

Concentration of Ownership.    Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 43% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Nashville, Amsterdam, Frankfurt, London, Paris, New Delhi, and Singapore. Our San Francisco lease is for approximately 19,000 square feet, with a term that expires June 30, 2022. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2016, quarterly dividends of $0.18 per common share were declared and paid in each of the four quarters during the year. During 2017, quarterly dividends of $0.19 per common share were declared and paid in each of the four quarters during the year. In February 2018, our Board of Directors declared an increase in our regular quarterly dividend to $0.20 per share that is payable on March 21, 2018. We intend to continue paying regular quarterly cash dividends; however, the actual declaration of any such future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 5, 2018 there were approximately 31 stockholders of record of our common stock. On March 5, 2018 the closing price of our common stock was $41.25 per share.

The following table represents the ranges of high and low sale prices of our common stock for the years ended December 31, 2017 and 2016:

	2017		2016
	High	Low	High	Low
First Quarter	$44.35	$34.95	$34.00	$27.05
Second Quarter	$41.55	$36.95	$38.36	$31.92
Third Quarter	$43.18	$38.00	$42.01	$36.02
Fourth Quarter	$47.75	$41.80	$44.40	$35.25

Through 2017, our Board of Directors authorized an aggregate $485.0 million to purchase common stock under our stock repurchase program including $25.0 million authorized in October 2016. As of December 31, 2017, we had repurchased approximately 16.1 million shares of common stock at an aggregate cost of $464.9 million. In February 2018, our Board of Directors authorized an additional $50.0 million to our stock repurchase program.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2012 through December 31, 2017 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$216,471	$215,216	$210,268	$207,517	$202,843
Advisory services and events	121,202	110,879	103,458	104,545	94,807
Total revenues	337,673	326,095	313,726	312,062	297,650
Income from operations	27,549	30,774	18,827	18,213	21,833
Other income and gains (losses) on investments, net	(178)	(65)	493	176	(1,841)
Net income	$15,140	$17,651	$11,996	$10,865	$13,024
Basic income per common share	$0.84	$0.98	$0.67	$0.58	$0.62
Diluted income per common share	$0.83	$0.97	$0.66	$0.57	$0.61
Basic weighted average shares outstanding	17,919	17,984	17,927	18,713	20,861
Diluted weighted average shares outstanding	18,240	18,269	18,143	19,007	21,353

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$134,123	$138,105	$101,106	$104,535	$155,145
Working capital	41,766	45,962	15,274	26,298	78,991
Total assets	345,200	335,785	318,991	332,707	402,202
Deferred revenue	145,207	134,265	140,676	144,568	152,903
Total liabilities	204,011	185,749	191,689	191,105	197,540
Cash dividends declared	13,631	12,987	12,179	11,962	12,394

Cash dividends in 2017, 2016, 2015, 2014 and 2013 represent quarterly dividends of $0.19, $0.18, $0.17, $0.16 and $0.15 per common share declared and paid during 2017, 2016, 2015, 2014 and 2013, respectively.

The following items impact the comparability of our consolidated data:

•	The 2013 other income and gains (losses) on investments, net amount includes a $1.9 million loss for the sale of the Company’s entire portfolio of auction rate securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships to, and sales of, our Research, Connect and Analytics (rebranded from Data) products and services, performing advisory services and consulting projects, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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
•

Agreement value — the total revenues recognizable from all contracts in force at a given time (but not including advisory-only and Events contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at December 31, 2017.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Deferred revenue	$145.2	$134.3	$10.9	8%
Agreement value	$242.9	$238.4	$4.5	2%
Client retention	76%	75%	1	1%
Dollar retention	88%	87%	1	1%
Enrichment	96%	93%	3	3%
Number of clients	2,409	2,432	(23)	(1%)

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Deferred revenue	$134.3	$140.7	$(6.4)	(5%)
Agreement value	$238.4	$237.0	$1.4	1%
Client retention	75%	77%	(2)	(3%)
Dollar retention	87%	89%	(2)	(2%)
Enrichment	93%	98%	(5)	(5%)
Number of clients	2,432	2,471	(39)	(2%)

Deferred revenue at December 31, 2017 increased 8% compared to the prior year and increased 6% after adjusting for the effect of foreign currency fluctuations, due to growth in contract bookings exceeding revenue recognized for the year.  Agreement value at December 31, 2017 increased 2% compared to the prior year and increased 3% after adjusting for the effect of foreign currency fluctuations, representing an increase in the related contract bookings for the year. Deferred revenue at December 31, 2016 decreased 5% compared to the prior year and decreased 4% after adjusting for the effect of foreign currency fluctuations, due to our revenue growth for the year exceeding contract bookings.  Agreement value at December 31, 2016 increased 1% compared to the prior year and increased 3% after adjusting for the effect of foreign currency fluctuations, representing an increase in the related contract bookings for the year.  Client retention and dollar retention rates declined from the fourth quarter of 2015 to lows in the first quarter of 2017 for client retention and the fourth quarter of 2016 for dollar retention. These retention rates have since improved or remained flat each sequential quarter since their lows, with client retention up 2 percentage points, and dollar retention up 1 percentage point, at December 31, 2017 from their respective low points. Our enrichment metric was at a low of 93% in the fourth quarter of 2016 and has since improved or remained flat in each sequential quarter since its low, and has increased 3 percentage points from its low point.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-marketable investments, goodwill and intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. For a discussion of our other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-8.

•

Revenue Recognition.    We generate revenues from licensing memberships to, and sales of, our Research, Connect and Analytics products and services, performing advisory services and consulting projects and hosting Events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Our contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products or services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. For example, when a discount off of list price is provided in a multiple element contract, the amount of revenue that is allocated to our Research, Connect and Analytics products that commence delivery on the first day of the contract is limited based on the contract price that would be refundable to the customer if the yet undelivered products were never delivered. We obtain the relative selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year or upon an analysis of the estimated selling price of products for which there are insufficient standalone sales. The majority of our research services revenues, including our Research, Leadership Boards and Analytics subscription products, are recognized ratably over the term of the contract. Certain research services revenues, including revenues from sales of reprints, are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues are recognized as the services are provided. Event revenues are recognized upon completion of the Event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenues.

Annual subscriptions to Research include access to all or a designated portion of our research, and depending on the type of license, unlimited phone or email analyst inquiry, and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as one unit of accounting.  Annual subscriptions for Leadership Boards include access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. Leadership Boards are accounted for as two units of accounting: (1) the Event ticket and (2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each element based upon their relative selling prices, which are determined based on standalone sales of Event tickets and the estimated selling price of the remaining services. Annual subscriptions to our Analytics subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the contract period, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the contract period. Certain of our Analytics subscription products also include advisory services and these contracts are accounted for as two units of accounting: (1) the subscription and data advisor and (2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining Analytics services.

Our revenue recognition also determines the timing of commission expenses, as commissions are earned during the month a contract is booked and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $1.9 million at December 31, 2017. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. These investments are accounted for using the equity method, and as such we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2017, we had $76.9 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2017 based on a qualitative assessment. Our qualitative assessment included Company specific (financial performance and long-range plans), industry, and macroeconomic factors, and the consideration of the fair value of each reporting unit, which significantly exceeded their respective carrying values, at the last valuation date of November 30, 2016. Based on our qualitative assessment, we believe it is more likely than not that the fair values of our reporting units exceed their carrying values and no further impairment testing is required. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2017 consist of acquired customer relationships and were valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. No such events or circumstances occurred during 2017. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2017, 2016 and 2015

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2017	2016	2015
Revenues:
Research services	64.1%	66.0%	67.0%
Advisory services and events	35.9	34.0	33.0
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.5	39.3	40.2
Selling and marketing	36.7	35.9	37.0
General and administrative	12.4	12.4	12.5
Depreciation	2.0	2.4	2.6
Amortization of intangible assets	0.2	0.3	0.3
Reorganization costs	—	0.3	1.4
Income from operations	8.2	9.4	6.0
Other income, net	—	0.2	0.2
Losses on investments, net	(0.1)	(0.2)	—
Income before income taxes	8.1	9.4	6.2
Income tax provision	3.6	4.0	2.4
Net income	4.5%	5.4%	3.8%

2017 compared to 2016

Revenues

			Absolute	Percentage
			Increase	Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$337.7	$326.1	$11.6	4%
Revenues from research services	$216.5	$215.2	$1.3	1%
Revenues from advisory services and events	$121.2	$110.9	$10.3	9%
Revenues attributable to customers outside of the U.S.	$77.6	$73.9	$3.7	5%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of clients (at end of period)	2,409	2,432	(23)	(1%)
Number of events	14	14	—	—

Total revenues increased 4% during 2017 compared to 2016 and 3% after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. increased 5% during 2017 compared to the prior year and remained at 5% after adjusting for the effect of foreign currency fluctuations, representing 23% of total revenues in 2017 and reflecting strong growth in the Asia Pacific region and low growth rates in Canada and Europe. We expect consolidated revenue growth to be in a range of growth at 4% to 7% in 2018, or growth of 3% to 6% after adjusting for the effect of estimated currency fluctuations.  We expect the revenue growth rate for research services to accelerate slightly in 2018 compared to 2017 due to higher contract bookings in 2017 compared to the prior year, and we expect the revenue growth rate for advisory services and events to decrease slightly in 2018 compared to 2017 due in part to our delivery of an above-normal amount of advisory and consulting services in the fourth quarter of 2017.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 1% during 2017 compared to the prior year and foreign currency fluctuations had an insignificant effect on revenue growth.  The increase reflects growth in our Connect and Research products partially offset by a decline in revenue in our Analytics products.

Revenues from advisory services and events increased 9% during 2017 compared to the prior year and foreign currency fluctuations had an insignificant effect on revenue growth. The increase was due to 9% growth in our consulting and advisory products and our Events business.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$136.9	$128.2	$8.7	7%
Cost of services and fulfillment as a percentage of total revenues	40.5%	39.3%	1.2	3%
Service and fulfillment employees (at end of period)	602	602	—	—

Cost of services and fulfillment expenses increased 7% in 2017 compared to 2016 and foreign currency fluctuations had an insignificant effect on the growth rate. The increase in dollars was primarily due to (1) a $5.4 million increase in compensation and benefit costs, resulting from a 3% increase in the average number of employees, an increase in incentive bonus expense and annual merit increases compared to the prior year, (2) a $1.5 million increase in professional services costs due to an increase in outsourced fees related to consulting projects delivered, an increase in fees related to the delivery of reprints on our digital reprint platform, and an increase in costs for the digitization of our Analytics products, and (3) a $0.8 million increase in Event expenses.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$123.9	$116.9	$7.0	6%
Selling and marketing expenses as a percentage of total revenues	36.7%	35.9%	0.8	2%
Selling and marketing employees (at end of period)	597	584	13	2%

Selling and marketing expenses increased 6% in 2017 compared to 2016 and foreign currency fluctuations had an insignificant effect on the growth rate.  The increase in dollars was primarily due to a $6.7 million increase in compensation and benefit costs resulting from a 3% increase in the average number of employees, annual merit increases, an increase in incentive bonuses and an increase in severance costs compared to the prior year. We intend to increase our sales employees by approximately 1% to 3% during 2018 as compared to 2017.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2017	2016	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$41.9	$40.6	$1.3	3%
General and administrative expenses as a percentage of total revenues	12.4%	12.4%	—	—
General and administrative employees (at end of period)	193	192	1	1%

General and administrative expenses increased 3% in 2017 compared to 2016 and foreign currency fluctuations had an insignificant effect on the growth rate. The increase in dollars was primarily due to (1) a $1.1 million increase in salaries and benefits resulting from a 4% increase in the average number of employees, annual merit increases, and an increase in incentive bonuses and (2) a $0.7 million increase in stock compensation expense primarily due to the expansion of our Board of Directors in 2017.  These increases were partially offset by a decrease in professional services primarily due to a decrease in legal and accounting expenses.

Depreciation

Depreciation expense decreased by $1.2 million to $6.6 million in 2017 as compared to $7.8 million in 2016 due to certain equipment and software assets becoming fully depreciated. We expect depreciation expense to increase to a range of $8.7 million to $9.2 million in 2018 due to capital expenditures in 2017 having a full year of depreciation expense in 2018.

Amortization of Intangible Assets

Amortization expense remained essentially consistent in 2017 as compared to 2016.

Reorganization Costs

During 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce implemented and completed in the first quarter of 2016, of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

Income from Operations

Income from operations decreased $3.2 million or 10% during 2017 as compared to the prior year and decreased to 8.2% of total revenues in 2017 from 9.4% in the prior year. The contraction in income from operations as a percentage of total revenues in 2017 was due operating expenses increasing by 5% compared to revenue growth of only 4%.  The primary cause of the operating expense increase was a 6% increase in compensation and benefits during 2017 as compared to 2016. Although our year-end headcount increased by only 1% compared to 2016, our average headcount for the year increased by 3%. In addition to the headcount increase, we incurred an increase in incentive compensation during 2017.  We expect income from operations as a percentage of total revenues to remain essentially flat in a range of 7.5% to 8.5% for the year ended December 31, 2018.

Other Income, Net

Other income, net primarily consists of interest income on our marketable investments as well as gains and losses on foreign currency. The decrease in other income, net during 2017 was due to foreign currency losses of approximately $0.6 million during the current year compared to foreign currency gains of approximately $0.1 million during the prior year. This decrease was slightly offset by an increase in interest income of $0.3 million as compared to 2016.

Losses on Investments, Net

Losses on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. The decrease in investment losses during 2017 was due to a decrease in investment losses incurred by the underlying funds as compared to the prior year.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$12.2	$13.1	$(0.9)	(7%)
Effective tax rate	44.7%	42.5%	2.2	5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $1.6 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of federal deferred tax assets and liabilities was $1.2 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.4 million based on cumulative foreign earnings of $22.6 million. As we complete our analysis of the Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.

The increase in the effective tax rate during 2017 as compared to the prior year was primarily due to $1.6 million of tax expense in 2017 due to the Act (as described above) which was partially offset by a $1.3 million tax benefit in 2017 from the settlement of a tax audit. We expect our effective tax rate for the full year of 2018 to be approximately 31%, which includes legislative changes from the Act. Our future effective tax rate may fluctuate based upon numerous factors including the impact of excess tax benefits and tax deficiencies from stock option exercises and the vesting of restricted stock units, which are affected by the value of our common stock at the time of exercise or vesting.

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

Research services revenues increased 2% during 2016 compared to the prior year and 3% after adjusting for the effect of foreign currency fluctuations, reflecting growth in our Research products partially offset by a decline in revenue in our Connect and Analytics products.

Revenues from advisory services and events increased 7% during 2016 compared to the prior year and 8% after adjusting for the effect of foreign currency fluctuations. The increase was led by growth in our consulting and advisory products of 7% while our Events business achieved growth of 4%.

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

Amortization of Intangible Assets

Amortization expense remained essentially consistent in 2016 as compared to 2015

Reorganization Costs

During 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce implemented and completed in the first quarter of 2016, of approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

During 2015, we incurred $3.2 million of severance and related costs from our reorganization in the first quarter of 2015 that included the termination of 50 employees or approximately 4% of our workforce across various geographies and functions, in order to reallocate investment in 2015 to planned sales expansion and to delivery areas seeing the greatest client demand. We incurred an additional $0.3 million charge in the second quarter of 2015 related to this action primarily for a non-cash charge for the liquidation of a small non-U.S. subsidiary.

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

Other Income, Net

Other income, net primarily consists of interest income on our marketable investments as well as gains and losses on foreign currency. The increase in other income, net during 2016 was due to (1) an increase in interest income of $0.1 million as compared to 2015 and (2) foreign currency gains of approximately $0.1 million during the current year versus insignificant foreign currency losses during the prior year.

Losses on Investments, Net

Losses on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. The increase in investment losses during 2016 was due to an increase in investment losses incurred by the underlying funds as compared to the prior year.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$13.1	$7.3	$5.8	78%
Effective tax rate	42.5%	37.9%	4.6	12%

The increase in the effective tax rate during 2016 as compared to the prior year was primarily due to (1) $1.0 million of tax expense in 2016 due to a valuation allowance on capital losses generated from one of our non-marketable investments and (2) a one-time $0.6 million benefit in 2015, which did not recur in 2016, from a change in tax legislation related to the U.S. Tax Court opinion in the “Altera” case as described below.  The effect of these items was partially offset by the inclusion in 2015 of a $0.3 million loss on the liquidation of a foreign subsidiary in 2015 for which a tax benefit could not be recognized and lower non-deductible stock compensation expense in 2016 compared to 2015.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We have reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting our cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. There were no significant developments in this case during 2017 and we will continue to monitor ongoing developments and the potential effect to our consolidated financial statements.

Segment Results

The Product segment includes the costs of the product management organization that is responsible for pricing, packaging and the launch of new products. In addition, this segment includes the costs of our Analytics, Connect and Events organizations. Revenue in this segment includes all of our revenue (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

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

In the first quarter of 2017, we modified our internal reporting for the Research and Project Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses. Accordingly, the 2016 and 2015 amounts have been reclassified to conform to the current presentation.

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2017
Research services revenues	$216,471	$—	$—	$216,471
Advisory services and events revenues	21,887	45,054	54,261	121,202
Total segment revenues	238,358	45,054	54,261	337,673
Segment expenses	45,205	48,812	25,477	119,494
Contribution margin (loss)	193,153	(3,758)	28,784	218,179
Year over year revenue change	1%	1%	18%	4%
Year over year expense change	9%	3%	10%	7%

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues	$215,216	$—	$—	$215,216
Advisory services and events revenues	20,374	44,631	45,874	110,879
Total segment revenues	235,590	44,631	45,874	326,095
Segment expenses	41,528	47,496	23,141	112,165
Contribution margin (loss)	194,062	(2,865)	22,733	213,930
Year over year revenue change	3%	5%	5%	4%
Year over year expense change	8%	(2%)	—	2%

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,422	43,524	103,458
Total segment revenues	227,780	42,422	43,524	313,726
Segment expenses	38,615	48,277	23,292	110,184
Contribution margin (loss)	189,165	(5,855)	20,232	203,542

Product segment revenues increased 1% during 2017 compared to the prior year. Research services revenues increased 1% during 2017 compared to the prior year, reflecting growth in our Connect and Research products partially offset by a decline in revenue in our Analytics products. Advisory services and events revenues, which includes Analytics consulting and Events revenues in this segment, increased $1.5 million, or 7%, during 2017 compared to the prior year due to a $0.9 million increase in Events revenues and a $0.6 million increase in Analytics consulting.  Product segment expenses increased 9% during 2017 compared to the prior year period due to a $2.3 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and an increase in incentive bonuses.  In addition, Event costs increased by $0.8 million in 2017 due to the holding of larger events, and professional services costs increased by $0.5 million due to increased spending on the digitization of our Analytics products.

Product segment revenues increased 3% during 2016 compared to the prior year. Research services revenues increased 2% during 2016 compared to the prior year, reflecting growth in our Research products partially offset by a decline in revenue in our Connect and Analytics products. Advisory services and events revenues increased $2.9 million, or 16%, during 2016 compared to the prior year due to a $2.4 million increase in Analytics consulting and a $0.5 million increase in Events revenues.  Product segment expenses increased 8% during 2016 compared to the prior year period due entirely to a $3.0 million increase in compensation and benefit costs due to an increase in employees for the Analytics, Events and Connect products.  Event costs decreased by $0.9 million in 2016, which were mostly offset by small increases in professional services expenses and multiple other expense items.

Research segment revenues increased 1% during 2017 compared to the prior year due to an increase in advisory revenue that was partially offset by a decrease in consulting revenues. Approximately 80% of the revenue is this segment is generated from advisory services. The decrease in consulting revenues is due to the consultants in the Project Consulting segment delivering a greater portion of our consulting revenue. Research segment expenses increased by 3% compared to the prior year due primarily to a $1.5 million increase in compensation and benefit costs due an increase in headcount, annual merit increases, and an increase in incentive bonuses.

Research segment revenues increased 5% during 2016 compared to the prior year due to an increase in both advisory and consulting revenues. Research segment expenses decreased by 2% compared to the prior year due primarily to a decrease in travel expenses while compensation and benefit costs were flat.

Project Consulting segment revenues increased 18% during 2017 compared to the prior year as our content marketing group delivered strong revenue growth while our strategy consulting group experienced more moderate growth. Project Consulting segment expenses increased $2.3 million, or 10%, during 2017 compared to the prior year due primarily to a $1.4 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and an increase in incentive bonuses during 2017. There was also a $0.8 million increase in travel and entertainment and outsource fees due to the increased delivery of consulting engagements during the year.

Project Consulting segment revenues increased 5% during 2016 compared to the prior year as our content marketing group delivered strong revenue growth while our strategy consulting group experienced a decline in revenues.  Project Consulting segment expenses remained consistent during 2016 compared to the prior year.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 64% of our revenues during 2017, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $37.5 million and $44.5 million during the years ended December 31, 2017 and 2016, respectively. The $7.0 million decrease in cash provided from operations during 2017 is primarily attributable to (1) a $4.6 million decrease in cash generated from the change in accounts receivable and deferred revenue, which represents revenues exceeding cash collections during 2017 in contrast to an excess of cash collected compared to revenues during 2016 and (2) a $3.3 million decrease in cash from working capital.

During 2017, we used $1.0 million of cash for investing activities, consisting primarily of $7.9 million of purchases of property and equipment, which was partially offset by $6.5 million in net maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of software and leasehold improvements for our new Nashville office. We expect capital expenditures to be in the range of $5.0 million to $7.0 million during 2018. During 2016, we used $17.9 million of cash for investing activities, consisting primarily of $13.7 million in net purchases of marketable investments and $4.1 million of purchases of property and equipment. Property and equipment purchases during 2016 consisted primarily of software. We regularly invest excess funds in short and intermediate-term interest-bearing obligations of investment grade.

We used $37.6 million of cash from financing activities during 2017 primarily due to $40.0 million for purchases of our common stock and $13.6 million for the payment of quarterly dividends, consisting of a $0.19 per share dividend each quarter, as well as $2.5 million in taxes paid related to net share settlements of restricted stock units. These uses were partially offset by $18.5 million of proceeds received from the exercise of stock options and our employee stock purchase plan. We used $0.1 million of cash from financing activities during 2016 primarily due to the payment of $13.0 million in quarterly dividends, consisting of a $0.18 per share dividend each quarter, $1.8 million for purchases of our common stock, and $2.1 million in taxes paid related to net share settlements of restricted stock units. These uses were partially offset by $16.7 million of proceeds received from the exercise of stock options and our employee stock purchase plan.

As of December 31, 2017, our remaining stock repurchase authorization was approximately $20.1 million. In February 2018, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million, bringing the total remaining authorization to $70.1 million at the time of the increase. We plan to continue to repurchase our common stock during 2018, as market conditions warrant.

As of December 31, 2017, we had cash and cash equivalents of $79.8 million and marketable investments of $54.3 million. These balances include $60.5 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2017, we had future contractual obligations as follows:

Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Operating leases (1)	$81,683	$12,506	$11,442	$10,835	$9,409	$8,001	$29,490
Purchase commitments (2)	5,681	5,252	429	—	—	—	—
	$87,364	$17,758	$11,871	$10,835	$9,409	$8,001	$29,490

(1) Operating leases comprise of future minimum rental commitments under non-cancellable property leases.

(2) Purchase commitments principally comprise of contractual commitments for software, outsourced research services and Event venues.

As of December 31, 2017, $0.4 million of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2017, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

The following table provides information about our investment portfolio, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date.

Principal amounts by maturity dates (dollars in thousands):

	Years Ended December 31,
	2018	2019
Federal obligations	$1,793	$—
Corporate obligations	31,494	21,046
Total	$33,287	$21,046
Weighted average interest rates	1.30%	1.70%

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the year ended December 31, 2017, we incurred foreign currency exchange losses of $0.6 million. For the year ended December 31, 2016, we incurred foreign currency exchange gains of $0.1 million and for the year ended December 31, 2015 foreign currency exchange losses were insignificant. Historically, we have not entered into any hedging agreements as we have assessed our exposure to sudden changes in foreign currency exchange rates to be insignificant. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2017 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2018

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$79,790	$76,958
Marketable investments (Note 3)	54,333	61,147
Accounts receivable, net (Note 11)	70,023	58,812
Deferred commissions	13,731	12,052
Prepaid expenses and other current assets	18,942	14,467
Total current assets	236,819	223,436
Property and equipment, net (Note 11)	25,249	23,894
Goodwill (Note 2)	76,169	73,193
Intangible assets, net (Note 2)	732	1,464
Other assets	6,231	13,798
Total assets	$345,200	$335,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$217	$1,806
Accrued expenses and other current liabilities (Note 11)	49,629	41,403
Deferred revenue	145,207	134,265
Total current liabilities	195,053	177,474
Non-current liabilities	8,958	8,275
Total liabilities	204,011	185,749
Commitments (Note 6)
Stockholders' Equity (Note 7):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,432 and 21,719 shares as of December 31, 2017 and 2016, respectively
Outstanding - 18,041 and 18,361 shares as of December 31, 2017 and 2016, respectively	224	217
Additional paid-in capital	181,910	157,569
Retained earnings	123,010	121,799
Treasury stock - 4,391 and 3,358 shares as of December 31, 2017 and 2016, respectively, at cost	(161,943)	(121,976)
Accumulated other comprehensive loss	(2,012)	(7,573)
Total stockholders’ equity	141,189	150,036
Total liabilities and stockholders’ equity	$345,200	$335,785

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Research services	$216,471	$215,216	$210,268
Advisory services and events	121,202	110,879	103,458
Total revenues	337,673	326,095	313,726
Operating expenses:
Cost of services and fulfillment	136,872	128,175	126,261
Selling and marketing	123,917	116,898	116,081
General and administrative	41,906	40,579	39,041
Depreciation	6,648	7,812	8,192
Amortization of intangible assets	781	831	891
Reorganization costs	—	1,026	4,433
Total operating expenses	310,124	295,321	294,899
Income from operations	27,549	30,774	18,827
Other income, net	301	740	511
Losses on investments, net	(479)	(805)	(18)
Income before income taxes	27,371	30,709	19,320
Income tax provision	12,231	13,058	7,324
Net income	$15,140	$17,651	$11,996
Basic income per common share	$0.84	$0.98	$0.67
Diluted income per common share	$0.83	$0.97	$0.66
Basic weighted average common shares outstanding	17,919	17,984	17,927
Diluted weighted average common shares outstanding	18,240	18,269	18,143

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$15,140	$17,651	$11,996

Other comprehensive income (loss), net of taxes:
Foreign currency translation	5,593	(2,764)	(3,187)
Net change in market value of investments	(32)	17	(26)
Other comprehensive income (loss)	5,561	(2,747)	(3,213)
Comprehensive income	$20,701	$14,904	$8,783

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance, December 31, 2014	20,856	$209	$124,942	$117,318	2,703	$(99,254)	$(1,613)	$141,602
Issuance of common stock under stock plans, including tax effects	207	2	1,678	—	—	—	—	1,680
Stock-based compensation expense	—	—	8,347	—	—	—	—	8,347
Repurchases of common stock	—	—	—	—	608	(20,931)	—	(20,931)
Dividends paid on common shares	—	—	—	(12,179)	—	—	—	(12,179)
Net income	—	—	—	11,996	—	—	—	11,996
Net change in marketable investments, net of tax	—	—	—	—	—	—	(26)	(26)
Foreign currency translation	—	—	—	—	—	—	(3,187)	(3,187)
Balance, December 31, 2015	21,063	211	134,967	117,135	3,311	(120,185)	(4,826)	127,302
Issuance of common stock under stock plans, including tax effects	656	6	14,626	—	—	—	—	14,632
Stock-based compensation expense	—	—	7,976	—	—	—	—	7,976
Repurchases of common stock	—	—	—	—	47	(1,791)	—	(1,791)
Dividends paid on common shares	—	—	—	(12,987)	—	—	—	(12,987)
Net income	—	—	—	17,651	—	—	—	17,651
Net change in marketable investments, net of tax	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	(2,764)	(2,764)
Balance, December 31, 2016	21,719	217	157,569	121,799	3,358	(121,976)	(7,573)	150,036
Issuance of common stock under stock plans, including tax effects	713	7	15,972	—	—	—	—	15,979
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	(121)	(298)	—	—	—	(419)
Stock-based compensation expense	—	—	8,490	—	—	—	—	8,490
Repurchases of common stock	—	—	—	—	1,033	(39,967)	—	(39,967)
Dividends paid on common shares	—	—	—	(13,631)	—	—	—	(13,631)
Net income	—	—	—	15,140	—	—	—	15,140
Net change in marketable investments, net of tax	—	—	—	—	—	—	(32)	(32)
Foreign currency translation	—	—	—	—	—	—	5,593	5,593
Balance, December 31, 2017	22,432	$224	$181,910	$123,010	4,391	$(161,943)	$(2,012)	$141,189

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$15,140	$17,651	$11,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and asset write offs	6,648	7,812	8,350
Amortization of intangible assets	781	831	891
Net losses from investments	479	805	18
Deferred income taxes	6,425	2,602	(985)
Stock-based compensation	8,490	7,976	8,347
Amortization of premium on investments	207	345	693
Foreign currency (gains) losses	632	(81)	38
Changes in assets and liabilities
Accounts receivable	(10,327)	7,963	(718)
Deferred commissions	(1,679)	1,477	225
Prepaid expenses and other current assets	(4,146)	861	1,482
Accounts payable	(1,600)	1,317	(357)
Accrued expenses and other liabilities	7,857	58	6,116
Deferred revenue	8,586	(5,140)	(2,120)
Net cash provided by operating activities	37,493	44,477	33,976
Cash flows from investing activities:
Purchases of property and equipment	(7,861)	(4,140)	(3,931)
Purchases of marketable investments	(31,910)	(36,763)	(20,587)
Proceeds from sales and maturities of marketable investments	38,458	23,086	26,960
Other investing activity	343	(48)	347
Net cash provided by (used in) investing activities	(970)	(17,865)	2,789
Cash flows from financing activities:
Dividends paid on common stock	(13,631)	(12,987)	(12,179)
Repurchases of common stock	(39,967)	(1,791)	(20,931)
Proceeds from issuance of common stock under employee equity incentive plans	18,506	16,734	3,347
Taxes paid related to net share settlements of stock-based compensation awards	(2,527)	(2,069)	(1,459)
Net cash used in financing activities	(37,619)	(113)	(31,222)
Effect of exchange rate changes on cash and cash equivalents	3,928	(2,872)	(1,862)
Net increase in cash and cash equivalents	2,832	23,627	3,681
Cash and cash equivalents, beginning of year	76,958	53,331	49,650
Cash and cash equivalents, end of year	$79,790	$76,958	$53,331
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,443	$8,507	$6,425

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(1) Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. (“Forrester” or the “Company”) is a global independent research, data, and advisory services firm.  Forrester works with business and technology leaders to help them develop customer-obsessed strategies that drive growth. Forrester’s unique insights are grounded in annual surveys of more than 675,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.  Through proprietary research and data, custom consulting, exclusive executive peer groups and events, Forrester challenges the thinking of its clients and positions them to lead change in their organizations. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, non-marketable investments, goodwill and intangible assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2017, 2016 and 2015, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

Concentrations of Credit Risk

Forrester has no off-balance sheet or significant concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, marketable investments, and accounts receivable. Forrester places its investments in highly rated securities. No single customer accounted for greater than 2% of revenues or 3% of accounts receivable in any of the periods presented.

Deferred Commissions

Commissions incurred in acquiring new or renewing existing contracts, which are earned in the month that a contract is booked, are deferred and expensed to operations as the related revenue is recognized. Forrester evaluates the recoverability of deferred commissions at each balance sheet date.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2017, 2016 and 2015.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2017, 2016 and 2015.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. The non-current deferred rent liability at December 31, 2017 and 2016 was $7.5 million and $7.4 million, respectively, and results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

Foreign Currency

The functional currency of the majority of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For the years ended December 31, 2017 and 2016, Forrester recorded $0.6 million of foreign exchange losses and $0.1 million of foreign exchange gains, respectively, in other income, net. Foreign exchange losses were insignificant for the year ended December 31, 2015.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at December 31, 2014	$(74)	$(1,539)	$(1,613)
Foreign currency translation before reclassification	—	(3,505)	(3,505)
Reclassification adjustment for write-off of foreign currency translation loss	—	318	318
Unrealized loss on investments, net of tax of $20	(26)	—	(26)
Balance at December 31, 2015	(100)	(4,726)	(4,826)
Foreign currency translation	—	(2,764)	(2,764)
Unrealized gain on investments, net of tax of ($14)	17	—	17
Balance at December 31, 2016	(83)	(7,490)	(7,573)
Foreign currency translation	—	5,593	5,593
Unrealized loss on investments, net of tax of $22	(32)	—	(32)
Balance at December 31, 2017	$(115)	$(1,897)	$(2,012)

The reclassification adjustment for the write-off of a foreign currency translation loss relates to the liquidation of a non-U.S. subsidiary during 2015 and is reported in reorganization costs in the Consolidated Statements of Income.

Revenue Recognition

Forrester generates revenues from memberships to, and sales of, its Research, Connect and Analytics (rebranded from Data) products, performing advisory services and consulting projects and hosting Events. Forrester executes contracts that govern the terms and conditions of each arrangement. Revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, services have been provided to the customer, and collectability is reasonably assured. Revenues are presented net of any sales or value added taxes that are collected from customers and remitted to the government. Revenue contracts may include either a single product or service or a combination of multiple products and services. Revenues from contracts that contain multiple products and services are allocated among the separate units of accounting based on their relative selling prices; however, the amount recognized is limited to the amount that is not contingent on future performance conditions. The Company obtains the relative selling prices of its products and services based on an analysis of standalone sales of these products and services during the year or upon an analysis of the estimated selling price of products for which there are insufficient standalone sales. The majority of research services revenues, including Research, Leadership Boards and the Analytics subscription products, are recognized ratably over the term of the contract. Research services revenues such as reprints are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable and consulting project revenues, which are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event revenues are recognized upon completion of the Event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenue.

Annual subscriptions to our Research include access to all or a designated portion of our research and, depending on the type of license, unlimited phone or email analyst inquiry and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as one unit of accounting. Annual subscriptions for Leadership Boards include access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content and one Event ticket. Leadership Boards are accounted for as two units of accounting: (1) the Event ticket and (2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each of these elements based upon their relative selling prices, which is based on standalone sales of Event tickets and the estimated selling price of the remaining services. Annual subscriptions to our Analytics subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the contract period, and are accounted for as one unit of accounting and recognized ratably as research services revenue over the contract period. Certain of the Analytics subscription products also include advisory services and these contracts are accounted for as two units of accounting: (1) the subscription and data advisor and (2) the advisory services.  Arrangement consideration is allocated to each element based upon its relative selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining Analytics services.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017, and the impact of applying this guidance resulting in a $0.4 million decrease to income tax expense in the consolidated financial statements for the year ended December 31, 2017.

ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. In addition, the standard requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. For the year ended December 31, 2017, the Company reflected $2.5 million of tax withholding in financing activities. The Company has elected to apply the changes in cash flow classification on a retrospective basis, resulting in an increase in operating cash flows, with a corresponding decrease in financing cash flows, of approximately $2.6 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively, as compared to the amounts previously reported.

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of services and fulfillment	$4,538	$4,431	$4,573
Selling and marketing	717	1,054	1,152
General and administrative	3,235	2,491	2,622
Total	$8,490	$7,976	$8,347

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2017):

	Years Ended December 31,
	2017	2016		2015
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	0.90%	1.30%	0.32%	1.59%	0.07%
Expected dividend yield	1.9%	2.2%	2.1%	2.1%	1.9%
Expected life	0.5 Years	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	24%	24%	24%	24%	22%
Weighted average fair value	$8.36	$6.16	$6.69	$6.15	$7.19

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend yields are based on the initiation of a regular quarterly dividend program approved by the Board of Directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2017 was $16.6 million, with a weighted average remaining recognition period of 2.6 years.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company elected to early adopt the guidance in ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, on January 1, 2017. The guidance eliminates the exception under existing standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance applies to all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. As a result, the Company has recorded a $0.5 million cumulative effect adjustment to reduce retained earnings as of January 1, 2017.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	17,919	17,984	17,927
Weighted average common equivalent shares	321	285	216
Diluted weighted average common shares outstanding	18,240	18,269	18,143
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	133	706	1,237

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized and the related cash flows. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements: Revenue from Contracts with Customers, which clarifies several topics including, certain types of transactions that are outside the scope of the new standard, disclosure requirements, and balance sheet considerations.

The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the standard as of January 1, 2018 utilizing the modified retrospective method.

The Company does not anticipate that the standard will have a material impact on its results of operations. The number of performance obligations in the Company’s arrangements will not be different under the new standard.  Determining standalone selling prices and allocating contract consideration on multiple element arrangements will not be different from the Company’s current methodologies of establishing fair value and estimated selling price for our goods and services or allocating total contract consideration under the relative selling price method. Additionally, the timing of revenue recognition will remain substantially

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unchanged for most products. Subscription based research services revenues will continue to be recognized over time, using the new standard’s output method of time elapsed, as Forrester’s clients receive and consume the benefits of its services as the Company transfers control throughout the contract period. Advisory, reprint and Events revenues will continue to be recognized at the point in time as control is transferred to the customer, which will generally be when the client has physical possession of the good(s) or upon completion of the service(s). The Company expects that most of its consulting contracts will continue to be recognized over time, while some contracts may be required to be recognized at a point in time upon completion of the project.

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

•

Costs to fulfill contracts, such as our survey costs for our Analtyics product line, are currently deferred and recognized over the aggregate period of the contracts under the current standards. These costs will be recognized as incurred under the new standard, which the Company expects will have an immaterial effect on the results of operations for the full year of 2018, however it will change the timing of the recognition of the costs on a quarterly basis as compared to the current standards.

Key areas still in process include the calculation of the cumulative effect adjustment for the adoption of the standard, which will be recorded as of January 1, 2018, and development of reports for the various disclosures required in 2018. These areas will be completed by the end of the first quarter of 2018.

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands).

			Project
	Product	Research	Consulting	Total
Balance at January 1, 2016	$2,371	$71,700	$—	$74,071
Translation adjustments	(28)	(850)	—	(878)
Balance at December 31, 2016	2,343	70,850	—	73,193
Translation adjustments	95	2,881	—	2,976
Balance at December 31, 2017	$2,438	$73,731	$—	$76,169

As of December 31, 2017, the Company had no accumulated goodwill impairment losses.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$31,735	$31,003	$732
Research content	1,083	1,083	—
Total	$32,818	$32,086	$732

	December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$30,998	$29,534	$1,464
Research content	1,083	1,083	—
Total	$32,081	$30,617	$1,464

Amortization expense related to intangible assets was approximately $0.8 million, $0.8 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. The remaining net book value of $0.7 million as of December 31, 2017 will be fully amortized during 2018.

(3) Marketable Investments

The following table summarizes the Company’s marketable investments, all of which are classified as available-for-sale (in thousands):

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	52,721	—	(181)	52,540
Total	$54,521	$—	$(188)	$54,333

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	59,481	2	(129)	59,354
Total	$61,281	$2	$(136)	$61,147

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2017.

	FY 2018	FY 2019	Total
Federal agency obligations	$1,793	$—	$1,793
Corporate obligations	31,494	21,046	52,540
Total	$33,287	$21,046	$54,333

The following table shows the gross unrealized losses and market value of Forrester’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,793	$7
Corporate obligations	31,723	149	20,817	32
Total	$31,723	$149	$22,610	$39

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$1,793	$7	$—	$—
Corporate obligations	53,647	129	—	—
Total	$55,440	$136	$—	$—

Realized gains or losses on sales of the Company’s available-for-sale securities were not significant for the years ended December 31, 2017 and 2016.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable investments) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$492	$—	$—	$492
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	52,540	—	52,540
Total	$492	$54,333	$—	$54,825

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,522	$—	$—	$2,522
Federal agency obligations	—	1,793	—	$1,793
Corporate obligations	—	59,354	—	59,354
Total	$2,522	$61,147	$—	$63,669

(1)	Included in cash and cash equivalents.

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

(4) Non-Marketable Investments

At December 31, 2017 and 2016, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $1.9 million and $2.8 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Company’s investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. At December 31, 2016, the Company’s investments also included an investment with a book value of $0.4 million, which was accounted for using the cost method. This investment was fully liquidated during 2017. During the years ended December 31, 2017 and 2016, the Company recorded losses from its non-marketable investments of $0.5 million and $0.8 million, respectively, which are included in losses on investments, net in the Consolidated Statements of Income. During the year ended December 31, 2015, losses from non-marketable investments were insignificant. During the year ended December 31, 2017, a gross distribution of $0.4 million was received from the funds. During the year ended December 31, 2016, no distributions were received from the funds. During the year ended December 31, 2015, a gross distribution of $0.1 million was received from the funds.

(5) Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$20,061	$22,303	$11,347
Foreign	7,310	8,406	7,973
Total	$27,371	$30,709	$19,320

The components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$2,587	$6,094	$5,103
State	1,060	2,330	1,252
Foreign	2,159	2,032	1,954
Total current	5,806	10,456	8,309
Deferred:
Federal	5,550	2,719	(723)
State	700	59	(232)
Foreign	175	(176)	(30)
Total deferred	6,425	2,602	(985)
Income tax provision	$12,231	$13,058	$7,324

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	4.0	5.0	4.0
Foreign tax rate differential	(3.4)	(4.4)	(3.0)
Stock option compensation deduction	0.1	0.6	2.5
Withholding taxes	1.7	0.5	0.3
Non-deductible expenses	1.8	1.5	1.7
Change in valuation allowance	3.9	3.2	(0.7)
Change in tax legislation	5.8	—	(3.1)
Audit settlements	(4.0)	—	—
Other, net	(0.2)	1.1	1.2
Effective tax rate	44.7%	42.5%	37.9%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a decrease in the corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its 2017 income tax provision in accordance with the Company’s understanding of the Act and guidance available as of the date of this filing and as a result have recorded $1.6 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of federal deferred tax assets and liabilities was $1.2 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.4 million based on cumulative foreign earnings of $22.6 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. As the Company completes its analysis of the Act, and collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company has reviewed this case and concluded that recording a tax benefit of $0.6 million during 2015, representing the benefit of adjusting its cost-sharing agreement for the years of 2012 through 2014, was appropriate based on the opinion in the case. This benefit is included in the change in tax legislation line in the table above. There were no significant developments in this case during 2017 and the Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2017	2016
Non-deductible reserves and accruals	$4,936	$8,189
Net operating loss and other carryforwards	8,528	7,560
Stock compensation	2,644	5,327
Depreciation and amortization	402	1,196
Other assets	46	50
Gross deferred tax asset	16,556	22,322
Less - valuation allowance	(2,686)	(2,193)
Sub-total	13,870	20,129
Other liabilities	(911)	(453)
Goodwill amortization	(5,677)	(5,013)
Deferred commissions	(3,873)	(4,928)
Net deferred tax asset	$3,409	$9,735

As of December 31, 2017 and 2016, long-term net deferred tax assets were $3.5 million and $9.8 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $0.1 million at December 31, 2017 and 2016, and are included in non-current liabilities in the Consolidated Balance Sheets.

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

As of December 31, 2017 and 2016, the Company maintained a valuation allowance of approximately $2.7 million and $2.2 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition.

As of December 31, 2017, the Company has fully utilized its U.S. federal net operating loss carryforwards.

The Company has foreign net operating loss carryforwards of approximately $22.4 million, which can be carried forward indefinitely. Approximately $3.6 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2017, the Company had U.S. federal and state capital loss carryforwards of $6.6 million, of which $0.4 million expires in 2018, $1.6 million expires in 2020, $1.4 million expires in 2021, and $3.2 million expires in 2022.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Deferred tax valuation allowance at January 1	$2,193	$1,534	$1,565
Additions	1,439	1,256	150
Deductions	(70)	(455)	(134)
Change in tax legislation	(954)	—	—
Translation adjustments	78	(142)	(47)
Deferred tax valuation allowance at December 31	$2,686	$2,193	$1,534

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company provisionally intends to continue to invest all of these earnings, as well as the capital in these subsidiaries, indefinitely outside of the U.S. and does not expect to incur any significant, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Unrecognized tax benefits at January 1	$1,774	$1,910	$2,136
Additions for tax positions of prior years	—	—	36
Reductions for tax positions of prior years	—	(31)	—
Additions for tax positions of current year	—	75	46
Settlements	(986)	(163)	(303)
Lapse of statute of limitations	—	—	—
Translation adjustments	18	(17)	(5)
Unrecognized tax benefits at December 31	$806	$1,774	$1,910

As of December 31, 2017, the total amount of unrecognized tax benefits totaled approximately $0.8 million, all of which if recognized, would decrease our effective tax rate in a future period. It is reasonably possible that $0.4 million of this amount may be settled within the next 12 months as the Company expects to reach a settlement with U.S. Competent Authority on the treatment of a prior year foreign tax payment.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2017, 2016 and 2015. At December 31, 2016 and 2015, the Company had $0.1 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. Accrued interest and penalties were insignificant at December 31, 2017.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2012, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. As of December 31, 2017, the Company was not under any audits.

(6) Commitments

As of December 31, 2017, Forrester had future contractual obligations as follows for operating leases (in thousands):

2018	$12,506
2019	11,442
2020	10,835
2021	9,409
2022	8,001
Thereafter	29,490
Total minimum lease payments	$81,683

The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Aggregate rent expense was $17.4 million, $16.1 million and $16.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

Through 2017, Forrester’s Board of Directors has authorized an aggregate $485.0 million to purchase common stock under its stock repurchase program including $25.0 million authorized in each of October 2016, February 2015 and July 2015. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2017, the Company had repurchased approximately 16.1 million shares of common stock at an aggregate cost of $464.9 million.

Dividends

During the years ended December 31, 2017, 2016 and 2015, the Company declared and paid four quarterly dividends of $0.19, $0.18 and $0.17 per share each quarter, respectively, amounting to $0.76 per share or $13.6 million, $0.72 per share or $13.0 million and $0.68 per share or $12.2 million, respectively.

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

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan, 80,000 shares returned from the 2006 Directors’ Plan and 713,275 shares returned from a prior plan. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. Beginning in 2017, RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2017, approximately 2.6 million shares were available for future grant of awards under the Equity Incentive Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. As of December 31, 2017, approximately 0.1 million options remain outstanding and are fully vested under the 2006 Directors’ Plan.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2017, 2016 and 2015 was $39.73, $37.87 and $31.50, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $8.7 million, $6.6 million and $4.6 million during 2017, 2016 and 2015, respectively.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU activity for the year ended December 31, 2017 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2016	539	$35.50
Granted	253	39.73
Vested	(212)	35.38
Forfeited	(71)	35.92
Unvested at December 31, 2017	509	$37.59

Stock Options

Stock option activity for the year ended December 31, 2017 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2016	1,540	$34.35
Granted	—	—
Exercised	(512)	32.90
Forfeited	(91)	34.87
Outstanding at December 31, 2017	937	$35.10	5.86	$8,529
Exercisable at December 31, 2017	650	$34.98	5.16	$5,992
Vested and expected to vest at December 31, 2017	937	$35.10	5.86	$8,529

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $4.5 million, $3.7 million and $0.4 million, respectively.

Employee Stock Purchase Plan

The Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of up to 0.7 million shares of common stock and as of December 31, 2017 approximately 0.1 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are generally six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2017	24	$31.03
August 31, 2017	26	$31.71
February 29, 2016	28	$26.00
August 31, 2016	25	$27.04

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $5.2 million, $4.3 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The activity related to the reorganization accrual during the year ended December 31, 2016 is as follows (in thousands):

	Workforce	Subsidiary	Products Group
	Reduction	Liquidation	Reorganization	Total
Accrual at December 31, 2015	$41	$7	$433	$481
Additions	1,022	—	4	1,026
Cash payments	(1,063)	(7)	(437)	(1,507)
Accrual at December 31, 2016	$—	$—	$—	$—

(10) Operating Segment and Enterprise Wide Reporting

The Product segment includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products. In addition, this segment includes the costs of the Company’s Analytics, Connect and Events organizations. Revenue in this segment includes all revenue for the Company (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

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

In 2017, the Company modified its internal reporting for the Research and Project Consulting segments to reflect the transfer of revenue and direct costs related to a small consulting team in Asia Pacific from Research to Project Consulting, and to remove from both Research and Project Consulting certain client support activities that are now included within selling, marketing, administrative and other expenses in the table below. Accordingly, the 2016 and 2015 amounts have been reclassified to conform to the current presentation.

The following tables present information about reportable segments (in thousands):

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2017
Research services revenues	$216,471	$—	$—	$216,471
Advisory services and events revenues	21,887	45,054	54,261	121,202
Total segment revenues	238,358	45,054	54,261	337,673
Segment expenses	45,205	48,812	25,477	119,494
Contribution margin (loss)	193,153	(3,758)	28,784	218,179
Selling, marketing, administrative and other expenses				(189,849)
Amortization of intangible assets				(781)
Reorganization costs				—
Other income and losses on investments				(178)
Income before income taxes				$27,371

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues	$215,216	$—	$—	$215,216
Advisory services and events revenues	20,374	44,631	45,874	110,879
Total segment revenues	235,590	44,631	45,874	326,095
Segment expenses	41,528	47,496	23,141	112,165
Contribution margin (loss)	194,062	(2,865)	22,733	213,930
Selling, marketing, administrative and other expenses				(181,299)
Amortization of intangible assets				(831)
Reorganization costs				(1,026)
Other income and losses on investments				(65)
Income before income taxes				$30,709

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2015
Research services revenues	$210,268	$—	$—	$210,268
Advisory services and events revenues	17,512	42,422	43,524	103,458
Total segment revenues	227,780	42,422	43,524	313,726
Segment expenses	38,615	48,277	23,292	110,184
Contribution margin (loss)	189,165	(5,855)	20,232	203,542
Selling, marketing, administrative and other expenses				(179,391)
Amortization of intangible assets				(891)
Reorganization costs				(4,433)
Other income and losses on investments				493
Income before income taxes				$19,320

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived tangible assets by location as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
United States	$23,943	$22,150
United Kingdom	727	782
Europe (excluding United Kingdom)	163	259
Other	416	703
Total	$25,249	$23,894

Revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 2017, 2016, and 2015 are as follows (dollars in thousands):

	2017	2016	2015
United States	$260,077	$252,222	$241,025
Europe (excluding United Kingdom)	28,525	27,061	24,607
United Kingdom	13,651	14,808	16,815
Canada	14,523	13,806	14,424
Other	20,897	18,198	16,855
Total	$337,673	$326,095	$313,726

	2017	2016	2015
United States	77%	77%	77%
Europe (excluding United Kingdom)	9	8	8
United Kingdom	4	5	5
Canada	4	4	5
Other	6	6	5
Total	100%	100%	100%

(11) Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2017 and 2016 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2017	2016
Computers and equipment	$18,570	$17,137
Computer software	29,891	26,686
Furniture and fixtures	9,094	8,471
Leasehold improvements	26,650	25,204
Total property and equipment	84,205	77,498
Less accumulated depreciation	58,956	53,604
Total	$25,249	$23,894

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Payroll and related benefits	$34,809	$28,681
Taxes	3,912	4,704
Other	10,908	8,018
Total	$49,629	$41,403

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$140	$153	$188
Provision for doubtful accounts	331	150	106
Write-offs	(316)	(163)	(141)
Balance, end of year	$155	$140	$153

(12) Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$77,194	$89,733	$80,369	$90,377
Income from operations	$3,136	$10,213	$6,749	$7,451
Net income	$3,030	$6,064	$3,953	$2,093
Basic income per common share	$0.17	$0.34	$0.22	$0.12
Diluted income per common share	$0.16	$0.34	$0.22	$0.11

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$77,401	$87,821	$77,427	$83,446
Income from operations	$2,712	$11,472	$7,552	$9,038
Net income	$1,289	$7,460	$3,112	$5,790
Basic income per common share	$0.07	$0.42	$0.17	$0.32
Diluted income per common share	$0.07	$0.41	$0.17	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management believes that as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 9, 2018.

Name	Age	Position
George F. Colony	64	Chairman of the Board, Chief Executive Officer
Mack Brothers	53	Chief Consulting Officer
Clifford Condon	54	Chief Research and Product Officer
Ryan D. Darrah	46	Chief Legal Officer and Secretary
Michael A. Doyle	62	Chief Financial Officer
Kelley Hippler	49	Chief Sales Officer
Victor Milligan	54	Chief Marketing Officer
Steven Peltzman	49	Chief Business Technology Officer
Lucia Luce Quinn	64	Chief People Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Mack Brothers began serving as Forrester’s Chief Consulting Officer in May 2016. Prior to joining Forrester, he was Vice President, Industry Services and Consulting, for IHS, Inc. (now IHS Markit, Ltd.), a business intelligence and syndicated research firm, for more than five years.  Mr. Brothers held leadership positions at IHS for a total of nine years, and previously was Senior Vice President, Business Development at Wood Mackenzie, Ltd.

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

Kelley Hippler became Forrester’s Chief Sales Officer in July 2017.  Previously she served as Senior Vice President for Customer Success from November 7, 2016 to July 2017, Chief of Staff, Global Sales from January 2013 to October 2013, and Senior Vice President, Emerging Sales, from January 2012 to January 2013.  Ms. Hippler joined Forrester in 1999.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation
The response to this item is contained in the 2018 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2017, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
	Number of Securities			Number of Securities Remaining
	to be Issued Upon Exercise		Weighted Average Exercise	Available for Future Issuance Under
	of Outstanding Options,		Price of Outstanding	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Options, Warrants and Rights	Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	1,446,744	(1)	$35.10	2,731,422	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,446,744		$35.10	2,731,422

(1)	Includes 509,355 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes, as of December 31, 2017, 2,611,575 shares available for issuance under our Equity Incentive Plan and 119,847 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2018 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2018 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 27.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 32 hereof.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

10.1+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.2+	Amended and Restated Employee Stock Purchase Plan

10.3+(1)	Amended and Restated Equity Incentive Plan

10.4+	Stock Option Plan for Directors, as amended

10.5+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.6+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.7+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.8+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.9+	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+	Form of Restricted Stock Unit Award Agreement for Directors with Four-Year Vesting (Amended and Restated Equity Incentive Plan)

10.12+(1)	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.13+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.15+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.16+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.17+	Amended and Restated Executive Cash Incentive Plan

10.18+	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.19+	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013

10.20+	Promotion and Compensation Letter from the Company to Clifford Condon dated August 24, 2015

10.21+	Forrester Research, Inc. Executive Severance Plan

10.22	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.23	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.24

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.25	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.26	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.27	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.28	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.29	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

10.30	Second Amendment to Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Denotes management contract or compensation arrangements.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 9, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2018

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 9, 2018

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 9, 2018

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 9, 2018

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 9, 2018

/s/ GEORGE R. HORNIG George R. Hornig	Member of the Board of Directors	March 9, 2018

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 9, 2018

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 9, 2018

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 9, 2018

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 9, 2018

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 9, 2018