Form 10-Q
period 2018-03-31
FORRESTER RESEARCH, INC.
filed 2018-05-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

As of May 7, 2018 17,984,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$82,073	$79,790
Marketable investments (Note 3)	54,258	54,333
Accounts receivable, net	62,154	70,023
Deferred commissions	14,722	13,731
Prepaid expenses and other current assets	18,641	18,942
Total current assets	231,848	236,819
Property and equipment, net	24,487	25,249
Goodwill	76,900	76,169
Intangible assets, net	559	732
Other assets	6,942	6,231
Total assets	$340,736	$345,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$353	$217
Accrued expenses and other current liabilities	35,260	49,629
Deferred revenue	155,425	145,207
Total current liabilities	191,038	195,053
Non-current liabilities	8,403	8,958
Total liabilities	199,441	204,011

Stockholders' Equity (Note 8):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,514 and 22,432 shares as of March 31, 2018 and December 31, 2017, respectively
Outstanding - 18,017 and 18,041 shares as of March 31, 2018 and December 31, 2017, respectively	225	224
Additional paid-in capital	186,335	181,910
Retained earnings	121,495	123,010
Treasury stock - 4,497 and 4,391 shares as of March 31, 2018 and December 31, 2017, respectively, at cost	(166,310)	(161,943)
Accumulated other comprehensive loss	(450)	(2,012)
Total stockholders’ equity	141,295	141,189
Total liabilities and stockholders’ equity	$340,736	$345,200

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Research services	$51,700	$51,743
Advisory services and events	26,049	25,451
Total revenues	77,749	77,194
Operating expenses:
Cost of services and fulfillment	34,105	31,396
Selling and marketing	33,011	30,622
General and administrative	10,739	10,170
Depreciation	1,996	1,679
Amortization of intangible assets	186	191
Total operating expenses	80,037	74,058
Income (loss) from operations	(2,288)	3,136
Other income (expense), net	(118)	9
Losses on investments, net	(25)	(203)
Income (loss) before income taxes	(2,431)	2,942
Income tax benefit	(698)	(88)
Net income (loss)	$(1,733)	$3,030
Basic income (loss) per common share	$(0.10)	$0.17
Diluted income (loss) per common share	$(0.10)	$0.16
Basic weighted average common shares outstanding	18,036	18,230
Diluted weighted average common shares outstanding	18,036	18,536
Cash dividends declared per common share	$0.20	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,733)	$3,030

Other comprehensive income (loss), net of taxes:
Foreign currency translation	1,703	790
Net change in market value of investments	(115)	17
Other comprehensive income	1,588	807
Comprehensive income (loss)	$(145)	$3,837

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,733)	$3,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,996	1,679
Amortization of intangible assets	186	191
Net losses from investments	25	203
Deferred income taxes	93	(257)
Stock-based compensation	1,963	2,049
Amortization of premium on investments	25	61
Foreign currency losses	387	215
Changes in assets and liabilities
Accounts receivable	7,921	3,839
Deferred commissions	(122)	(235)
Prepaid expenses and other current assets	(5,454)	138
Accounts payable	133	(1,485)
Accrued expenses and other liabilities	(14,890)	(11,512)
Deferred revenue	17,275	21,538
Net cash provided by operating activities	7,805	19,454
Cash flows from investing activities:
Purchases of property and equipment	(1,324)	(1,540)
Purchases of marketable investments	(11,604)	(11,503)
Proceeds from sales and maturities of marketable investments	11,500	12,200
Other investing activity	—	184
Net cash used in investing activities	(1,428)	(659)
Cash flows from financing activities:
Dividends paid on common stock	(3,611)	(3,462)
Repurchases of common stock	(4,367)	(21,453)
Proceeds from issuance of common stock under employee equity incentive plans	2,530	2,723
Taxes paid related to net share settlements of stock-based compensation awards	(66)	(56)
Net cash used in financing activities	(5,514)	(22,248)
Effect of exchange rate changes on cash and cash equivalents	1,420	671
Net increase (decrease) in cash and cash equivalents	2,283	(2,782)
Cash and cash equivalents, beginning of period	79,790	76,958
Cash and cash equivalents, end of period	$82,073	$74,176

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$669	$115

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2018 may not be indicative of the results for the year ending December 31, 2018, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 3 – Marketable Investments - for the fair value of the Company’s marketable investments.

Adoption of New Accounting Pronouncements

The Company adopted the guidance in Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, on January 1, 2018. The new standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The adoption of this standard did not have a material impact on the Company’s statements of cash flows.

The Company adopted the guidance in ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, on January 1, 2018. The new standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of this standard did not have an impact on the Company’s statements of cash flows.

The Company elected to adopt the guidance in ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018. The new standard allows but does not require, a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. The Company elected to make the reclassification adjustment as of the beginning of the period of adoption in the amount of $26,000 using the aggregate portfolio approach. The reclassification amount includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Act related to items remaining in accumulated other comprehensive income.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and has since issued several additional amendments thereto (collectively known as ASC 606).  ASC 606 supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Under this method, the reported results for 2018 reflect the application of ASC 606, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is referred to herein as the “previous guidance”. The modified retrospective method requires the cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 to be recorded as an adjustment to retained earnings as of the adoption date. Forrester considered a contract to be complete if all the revenue was recognized in accordance with the previous guidance that was in effect before the adoption date.

The effect of adopting ASC 606 included a $7.8 million reduction in deferred revenue, primarily related to prepaid performance obligations that are expected to expire in 2018 and 2019 that would have been recognized in 2017 under the new guidance; a decrease of $5.5 million in prepaid expenses and other current assets related to deferred survey costs that would have been expensed as incurred in 2017 under the new guidance and the current tax impact of the cumulative effect; an increase of $0.9 million in deferred commissions related to the capitalization of fringe benefits as incremental costs to obtain customer contracts under the new guidance; and an increase of $0.6 million in other assets for the deferred tax effect of the cumulative effect. Retained earnings increased by $3.8 million as a net result of these adjustments.

Refer to Note 5, Revenue and Contract Costs, for additional disclosures and a discussion of the Company's updated policies related to revenue recognition, related balance sheet accounts, and accounting for costs to obtain and fulfill a customer contract.

The following tables summarize the effect of adopting ASC 606 on the Company’s financial statements during and as of the three months ended March 31, 2018 (in thousands):

Consolidated Balance Sheet
	As of March 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Accounts receivable, net	$62,154	$67,826
Deferred commissions	14,722	13,791
Prepaid expenses and other current assets	18,641	23,427
Total current assets	231,848	241,375
Other assets	6,942	6,380
Total assets	340,736	349,702

Deferred revenue	$155,425	$166,669
Total current liabilities	191,038	202,282
Total liabilities	199,441	210,685
Retained earnings	121,495	119,217
Total stockholders’ equity	141,295	139,017
Total liabilities and stockholders’ equity	340,736	349,702

Total assets were $9.0 million less than if the previous guidance remained in effect, largely due to the following changes required by the adoption of ASC 606:

•	Accounts receivable, net was lower due to the Company excluding invoices issued on cancellable contracts in excess of revenue recognized.
•	Prepaid expenses and other current assets were lower due to expensing survey costs as incurred and the current period tax effect of the adjustments.

Deferred revenue was $11.2 million less due to the accelerated recognition of revenue for estimated unexercised rights, which would have been deferred under the previous guidance until the right expired, and the exclusion of invoices issued on cancellable contracts in excess of revenue recognized.

Consolidated Statement of Income (Loss)
	Three Months Ended March 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$51,700	$53,387
Advisory services and events	26,049	26,618
Total revenues	77,749	80,005
Operating expenses:
Cost of services and fulfillment	34,105	34,090
Selling and marketing	33,011	33,073
Total operating expenses	80,037	80,084
Income from operations	(2,288)	(79)
Income before income taxes	(2,431)	(222)
Income tax provision	(698)	(13)
Net loss	(1,733)	(209)
Basic loss per common share	$(0.10)	$(0.01)
Diluted loss per common share	$(0.10)	$(0.01)

The $2.3 million reduction to total revenues is related to ASC 606’s requirement to recognize revenue for estimated future unexercised customer rights rather than recognize unexercised rights when they occur. The Company currently expects this change to primarily affect the timing of revenue within the quarters of 2018 but does not expect it to have a material effect on the Company’s results of operations for the full year of 2018. The net impact, including the tax effect, of accounting for revenue under the new guidance increased net loss and net loss per share by $1.5 million and $0.09, respectively.

Consolidated Statement of Comprehensive Income (Loss)
	Three Months Ended March 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net loss	$(1,733)	$(209)
Comprehensive income (loss)	(145)	1,379

Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Cash flows from operating activities:
Net income	$(1,733)	$(209)
Accounts receivable	7,921	2,249
Deferred commissions	(122)	(75)
Prepaid expenses and other current assets	(5,454)	(4,769)
Deferred revenue	17,275	20,691

The impact to comprehensive loss and cash flows from operating activities are driven by the consolidated balance sheet and income statement changes previously discussed.

Note 2 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	1,703	1,703
Unrealized loss on investments, net of tax of $(38)	(115)	—	(115)
Balance at March 31, 2018	$(256)	$(194)	$(450)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	790	790
Unrealized gain on investments, net of tax of $11	17	—	17
Balance at March 31, 2017	$(66)	$(6,700)	$(6,766)

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(6)	$1,794
Corporate obligations	52,800	—	(336)	52,464
Total	$54,600	$—	$(342)	$54,258

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	52,721	—	(181)	52,540
Total	$54,521	$—	$(188)	$54,333

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains and losses on the sale of the Company’s marketable investments were not material in the three months ended March 31, 2018 and 2017.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2018 (in thousands).

	FY 2018	FY 2019	FY2020	Total
Federal agency obligations	$1,794	$—	$—	$1,794
Corporate obligations	19,970	26,720	$5,774	52,464
Total	$21,764	$26,720	$5,774	$54,258

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2018
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,794	$6
Corporate obligations	39,966	295	12,498	41
Total	$39,966	$295	$14,292	$47

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,793	$7
Corporate obligations	31,723	149	20,817	32
Total	$31,723	$149	$22,610	$39

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$851	$—	$—	$851
Federal agency obligations	—	1,794	—	1,794
Corporate obligations	—	52,464	—	52,464
Total	$851	$54,258	$—	$55,109

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$492	$—	$—	$492
Federal agency obligations	—	1,793	—	$1,793
Corporate obligations	—	52,540	—	52,540
Total	$492	$54,333	$—	$54,825

(1)	Included in cash and cash equivalents.

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

Note 4 — Non-Marketable Investments

At March 31, 2018 and December 31, 2017, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $1.8 million and $1.9 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at March 31, 2018 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were immaterial during the three months ended March 31, 2018 and were $0.2 million during the three months ended March 31, 2017. Losses are included in Losses on Investments, Net in the Consolidated Statements of Income (Loss). During the three months ended March 31, 2018, no distributions were received from the funds. During the three months ended March 31, 2017, $0.4 million of distributions were received from the funds.

Note 5 – Revenue and Contract Costs

Revenue Policy

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach, which applies to all contracts not complete as of the date of adoption. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company follows the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues are presented net of any sales or value added taxes collected from customers and remitted to the government.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration expected to be transferred to the customer is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of goods or services, or the ability to stop transferring promised goods or services in the event a customer fails to pay consideration when due) and experience selling to similarly situated customers.

Performance obligations within a contract are identified based on the goods and services promised to be transferred in the contract. When a contract includes more than one promised good or service, the Company must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires the Company to determine if the promises are both capable of being distinct, where the customer can benefit from the good or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of goods or services is separately identifiable from other promises in the contract. When both criteria are met, each promised good or service is accounted for as a separate performance obligation. In cases where the promises are distinct, the Company is further required to evaluate if the promises are a series of goods and services that are substantially the same and have the same pattern of transfer to the customer (referred to as the “series” guidance). When the Company determines that promises meet the series guidance, they are accounted for as a single, combined performance obligation. The number of performance obligations in the Company’s arrangements is not different under ASC 606 than the number of separate units of accounting under pervious guidance, as discussed further below.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative basis according to their standalone selling prices. The Company continues to determine standalone selling price based on the price at which the performance obligation is sold separately. If the Company does not have a history of selling a performance obligation, management applies judgment to estimate the standalone selling price, taking into consideration available information, including market conditions, factors considered to set list price, pricing of similar products, and internal pricing objectives. The corresponding allocated revenues are recognized as the performance obligations are satisfied, as discussed below.

Research services revenues

Research services revenues consist primarily of memberships to Research, Connect, and Analytics products. The majority of the Research revenues are annual subscriptions to our research, including access to all or a designated portion of our research and, depending on the type of license, unlimited phone or email analyst inquiry and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that the promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligation. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

The majority of the Connect revenues are the Company’s Leadership Board product which includes access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. The Company has concluded that all promises, other than the Event ticket, represent a stand ready obligation to provide a daily information and peer service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these promises meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. The Event ticket is accounted for as a separate performance obligation and is recognized when the Event occurs.

Analytics revenues are annual subscriptions to access designated survey data products and typically include a data advisor, all of which are delivered throughout the contract period. For Analytics subscriptions, the Company has concluded that the promises represent a stand ready obligation to provide a daily data service, in which the services are the same each day, every day is distinct and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Certain of the Analytics products include advisory services which are accounted for as a separate performance obligation and are recognized at the point in time the session is completed or the final deliverable is transferred to the customer.

Advisory services and events revenues

Advisory services and events revenues consists of sales of advisory services, consulting projects, and Events.

Advisory services revenues are short-term presentations or knowledge sharing sessions (which can range from one hour to two days), such as workshops, speeches and advisory days. Each is a promise for a Forrester analyst to deliver a deeper understanding of Forrester’s published research and represents a single performance obligation. Revenue is recognized at the point in time the session is completed or the final deliverable is transferred to the customer.

Consulting project revenues consists of the delivery of focused insights and recommendations that assist customers with their challenges in developing and executing strategies around technology, customer experience and digital transformation. Projects are fixed-fee arrangements that are generally completed within two weeks to three months. The Company concluded that each project represents a single performance obligation as they are a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, Forrester maintains an enforceable right to payment at all times throughout the contract. The Company utilizes an input method and recognizes revenue over time, based on hours expended relative to the total estimated hours required to satisfy the performance obligation. This input method was chosen since it closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement and is also the method used internally to price the project and assess operational performance. If the Company were to enter into an agreement where it does not have an enforceable right to payment at all times, revenue would be recognized at the point in time the project is completed.

Events revenues consist of either ticket or sponsorship sales for a Forrester-hosted event. Each is a single promise that either allows entry to, or grants the right to promote a product or service at, a specific event. The Company concluded that each of these represents a single performance obligation. The Company recognizes revenue at the completion of the Event, which is the point in time when the customer has received the benefit(s) from attending or sponsoring the Event.

Prepaid performance obligations, including Event tickets, reprints, advisory and consulting hours, on non-cancellable contracts that the Company estimates will expire unused are recognized in proportion to the pattern of related rights exercised by the customer. This assessment requires significant judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing and customer engagement will have on actual expirations. The Company periodically updates the rates used to recognize unexercised rights.

Refer to Note 9, Operating Segments, for a summary of disaggregated revenue by product category and business segment.

Contract Modifications

The Company considers a contract modification to exist when a mutually agreed upon change creates new, or updates existing, enforceable rights and obligations. ASC 606 introduced three specific methods to account for contract modifications depending on the nature of the change(s) in scope or price to the original contract. The new guidance is consistent with how the Company has historically accounted for contract modifications and as a result, will not have an impact on the Company’s results of operations.

The majority of the Company’s contract modifications result in additional or remaining distinct goods and services, and are treated on a prospective basis. Under the prospective method, the transaction price is updated to combine the unrecognized amount as of the modification date plus the additional transaction price from the modification. This amount is then re-allocated to the remaining distinct performance obligations and recognized accordingly.

Consulting services contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which is relates, is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the three months ended March 31, 2018, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2018.

The majority of the Company’s contracts are non-cancellable. However, for contracts that are cancellable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.

In addition, since the majority of the Company’s contracts are for a duration of one year and payment is expected within one year from the transfer of goods and services, the Company does not adjust its receivables or transaction price for the effects of a significant financing component.

Deferred Revenue

The Company refers to contract liabilities as deferred revenue on the consolidated balance sheets. Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for invoices issued on a cancellable contract.

During the three months ended March 31, 2018, the Company recognized approximately $58 million of revenue related to its deferred revenue at January 1, 2018. In order to determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue exceeds that balance.

Approximately $254 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of March 31, 2018.

Cost to Obtain and Fulfill Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts.  These costs are included in deferred commissions on the consolidated balance sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether or not the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

Costs to fulfill the Company’s contracts, such as our survey costs for our Analytics product line, do not meet the specified capitalization criteria as defined in the guidance and as such are expensed as incurred.

Note 6 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, tax benefits or expense related to settlements of share-based payment awards, and foreign currency gains or losses are treated as discrete items and are recorded in the period in which they arise.

Income tax benefit for the three months ended March 31, 2018 was $0.7 million resulting in an effective tax rate of 28.7% for the period. Income tax benefit for the three months ended March 31, 2017 was $0.1 million resulting in an effective tax rate of (3.0)% for the period.  The increase in the effective tax rate during the three months ended March 31, 2018 compared to the prior year period was primarily due to the recognition of a $1.3 million benefit from the settlement of a tax audit in the first quarter of 2017. For the full year 2018, the Company anticipates that its effective tax rate will be approximately 31%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law making significant changes to the Internal Revenue Code. We calculated our best estimate of the impact of the Act in our prior year end income tax provision in accordance with our understanding of the Act and guidance available at that date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. As the Company completes its analysis of the Act, and collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. No adjustments to the provisional amounts were recognized during the three months ended March 31, 2018.

Note 7 — Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding stock options and the vesting of restricted stock units.

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	18,036	18,230
Weighted average common equivalent shares	—	306
Diluted weighted average common shares outstanding	18,036	18,536
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,059	374

Note 8 — Stockholders’ Equity

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2018 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	509	$37.59
Granted	12	39.14
Vested	(9)	37.39
Forfeited	(17)	37.62
Unvested at March 31, 2018	495	$37.63

Stock option activity for the three months ended March 31, 2018 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2017	937	$35.10
Granted	—	—
Exercised	(50)	33.31
Forfeited	(12)	35.02
Outstanding at March 31, 2018	875	$35.21	5.75	$5,465
Exercisable at March 31, 2018	625	$35.17	5.16	$3,924
Vested and expected to vest at March 31, 2018	875	$35.21	5.75	$5,465

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of services and fulfillment	$1,020	$1,197
Selling and marketing	244	162
General and administrative	699	690
Total	$1,963	$2,049

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Average risk-free interest rate	1.92%	0.88%
Expected dividend yield	2.0%	1.9%
Expected life	0.5 Years	0.5 Years
Expected volatility	22%	28%
Weighted average fair value	$8.49	$8.49

Dividends

In the three months ended March 31, 2018, the Company declared and paid a dividend $0.20 per share or $3.6 million in the aggregate.  In the three months ended March 31, 2017, the Company declared and paid a dividend 0.19 or $3.5 million in the aggregate. In April 2018, the Company declared a dividend of $0.20 per share payable on June 27, 2018 to shareholders of record as of June 13, 2018.

Treasury Stock

As of March 31, 2018, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program including $50.0 million authorized in February 2018. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three months ended March 31, 2018, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $4.4 million. In the three months ended March 31, 2017, the Company repurchased approximately 0.6 million shares of common stock at an aggregate cost of approximately $21.5 million. From the inception of the program through March 31, 2018, the Company repurchased 16.2 million shares of common stock at an aggregate cost of $469.3 million.

Note 9 — Operating Segments

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, other income (expense) and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company is providing disaggregated revenue by product in the segment tables below in accordance with the revenue standard adopted on January 1, 2018.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2018
Research services revenues
Research	$34,643	$—	$—	$34,643
Connect	12,564	—	—	12,564
Analytics	4,493	—	—	4,493
Total research services revenues	51,700	—	—	51,700

Advisory services and events revenues
Advisory services	—	9,480	34	9,514
Consulting services	—	2,162	12,409	14,571
Events	—	—	—	—
Analytics services	1,964	—	—	1,964
Total advisory services and events revenues	1,964	11,642	12,443	26,049
Total segment revenues	53,664	11,642	12,443	77,749
Segment expenses	10,117	12,713	6,864	29,694
Contribution margin (loss)	43,547	(1,071)	5,579	48,055
Selling, marketing, administrative and other expenses				(50,157)
Amortization of intangible assets				(186)
Other income (expense) and losses on investments				(143)
Income before income taxes				$(2,431)

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2017
Research services revenues
Research	$35,524	$—	$—	$35,524
Connect	11,637	—	—	11,637
Analytics	4,582	—	—	4,582
Total research services revenues	51,743	—	—	51,743

Advisory services and events revenues
Advisory services	—	8,536	77	8,613
Consulting services	—	1,957	12,380	14,337
Events	80	—	—	80
Analytics services	2,421	—	—	2,421
Total advisory services and events revenues	2,501	10,493	12,457	25,451
Total segment revenues	54,244	10,493	12,457	77,194
Segment expenses	9,227	12,143	5,854	27,224
Contribution margin (loss)	45,017	(1,650)	6,603	49,970
Selling, marketing, administrative and other expenses				(46,643)
Amortization of intangible assets				(191)
Other income (expense) and losses on investments				(194)
Income before income taxes				$2,942

Note 10 — Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position as virtually all leases will be recorded on the balance sheets as a right-of-

use asset and a lease liability. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future tax rates, future operating cash flows, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, connect and analytics services, our ability to fulfill existing or generate new project consulting engagements, our ability to realize anticipated benefits from internal reorganizations, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We derive revenues from memberships of our Research, Connect and Analytics products and services, performing advisory services and consulting projects, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase advisory services independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Deferred revenue	$155.4	$156.3	$(0.9)	(1%)
Agreement value	$246.4	$236.6	$9.8	4%
Client retention	75%	74%	1	1%
Dollar retention	88%	87%	1	1%
Enrichment	98%	94%	4	4%
Number of clients	2,349	2,427	(78)	(3%)

Deferred revenue at March 31, 2018 decreased 1% compared to the prior year and decreased 2% after adjusting for the effect of foreign currency fluctuations. The decrease in deferred revenue resulted from the implementation of the new revenue standard in the first quarter of 2018 that resulted in a 7% reduction in deferred revenue at March 31, 2018 compared to the prior year.  Excluding the effect of the new revenue standard and foreign currency, deferred revenue would have increased approximately 5% as contract billings exceeded revenue for the period. Agreement value increased 4% at March 31, 2018 compared to the prior year and foreign currency had an insignificant effect.  The increase in agreement value was due to both an increase in contract bookings and increased bundling of consulting services with our Research and Connect products in our contracts. Client retention rate and dollar retention rate both increased 1 percentage point compared to the prior year period however client retention declined 1 percentage point from the prior quarter and dollar retention was flat with the prior quarter. Enrichment rate increased 4 percentage points compared to the prior year and increased 2 percentage points compared to the prior quarter.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table sets forth our statement of income (loss) as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Research services	66.5%	67.0%
Advisory services and events	33.5	33.0
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	43.9	40.7
Selling and marketing	42.5	39.7
General and administrative	13.8	13.2
Depreciation	2.5	2.1
Amortization of intangible assets	0.2	0.2
Income (loss) from operations	(2.9)	4.1
Other income (expense), net	(0.2)	—
Losses on investments, net	—	(0.3)
Income (loss) before income taxes	(3.1)	3.8
Income tax benefit	(0.9)	(0.1)
Net income (loss)	(2.2%)	3.9%

Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$77.7	$77.2	$0.5	1%
Revenues from research services	$51.7	$51.7	$—	—
Revenues from advisory services and events	$26.0	$25.5	$0.5	2%
Revenues attributable to customers outside of the U.S.	$18.8	$16.8	$2.0	12%
Percentage of revenue attributable to customers outside of the U.S.	24%	22%	2	9%
Number of events	—	—	—	—

Total revenues increased 1% during the three months ended March 31, 2018 compared to the prior year period. After adjusting for the effect of foreign currency fluctuations, revenues decreased 1%. Adjustments of $2.3 million resulting from new revenue guidance had the effect of reducing revenues by 3% compared to the prior year period. Revenues from customers outside the U.S. increased 12% during the three months ended March 31, 2018 compared to the prior year period and increased 4% after adjusting for the effects of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 24% of total revenues for the three months ended March 31, 2018 and after adjusting for the effect of foreign currency fluctuations, represented 23% of total revenues compared to 22% in the prior year period. The increase in the percentage of revenues attributable to customers outside of the U.S. during the three months ended March 31, 2018 was principally due to an increase in revenues in the Asia Pacific region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues were essentially flat during the three months ended March 31, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, decreased 2%.  A decrease in revenues for our Research and Analytics products was essentially offset by an increase in revenues for our Connect products. Adjustments of $1.7 million resulting from new revenue guidance had the effect of reducing research services revenue by 3% compared to the prior year period.

Revenues from advisory services and events increased 2% during the three months ended March 31, 2018 compared to the prior year period and increased 1% after adjusting for the effect of foreign currency fluctuations. The increase in revenues for the three months ended March 31, 2018 was principally due to increases in both advisory and consulting revenues, that was partially offset by a decline in Analytics services revenues. Adjustments of $0.5 million resulting from new revenue guidance had the effect of reducing advisory services and events revenue by 2% compared to the prior year period.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$34.1	$31.4	$2.7	9%
Cost of services and fulfillment as a percentage of total revenues	43.9%	40.7%	3.2	8%
Service and fulfillment employees (at end of period)	610	595	15	3%

Cost of services and fulfillment expenses increased 9% during the three months ended March 31, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $1.7 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.7 million increase in professional services costs due to an increase in outsourced fees related to consulting projects delivered, an increase in fees related to the delivery of reprints on our digital reprint platform, and an increase in costs for the digitization of our Analytics products, and (3) a $0.3 million increase in facilities and software services costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$33.0	$30.6	$2.4	8%
Selling and marketing expenses as a percentage of total revenues	42.5%	39.7%	2.8	7%
Selling and marketing employees (at end of period)	577	588	(11)	(2%)

Selling and marketing expenses increased 8% during the three months ended March 31, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $1.1 million increase in compensation and benefit costs due to an increase in the average cost per employee and annual merit increases, (2) a $0.5 million increase in travel and entertainment expenses primarily resulting from an increase in expense for our annual sales conference, and (3) multiple small increases including an increase in the allowance for doubtful accounts, an increase in facilities and software services costs and an increase in professional services costs.

Subject to the business environment, we expect our sales headcount growth to be flat to low single digits in 2018 as compared to the year ended December 31, 2017.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.7	$10.2	$0.5	6%
General and administrative expenses as a percentage of total revenues	13.8%	13.2%	0.6	5%
General and administrative employees (at end of period)	192	192	—	—

General and administrative expenses increased 6% during the three months ended March 31, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 3%. The increase in dollars was primarily due to a $0.4 million increase in compensation and benefits costs resulting from annual merit increases.

Depreciation

Depreciation expense increased by $0.3 million during the three months ended March 31, 2018 compared to the prior year period primarily due to additional software assets being put into service.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three months ended March 31, 2018 compared to the prior year period.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our investments as well as gains and losses on foreign currency. The decrease in other income (expense), net of $0.1 million during the three months ended March 31, 2018 compared to the prior year period was primarily due to an increase in foreign currency losses.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The decrease in investment losses during the three months ended March 31, 2018 was due to a decrease in investment losses incurred by the underlying funds as compared to the prior year periods.

Income Tax Benefit

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Income tax benefit (dollars in millions)	$0.7	$0.1	$0.6	693%
Effective tax rate	28.7%	(3.0%)	31.7	(1,060%)

Income tax benefit for the three months ended March 31, 2018 was $0.7 million resulting in an effective tax rate of 28.7% for the period. The increase in the effective tax rate during the three months ended March 31, 2018 compared to the prior year period was due primarily to the recognition of a $1.3 million benefit from the settlement of a tax audit in the first quarter of 2017. For the full year 2018, we anticipate that our effective tax rate will be approximately 31%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, other income (expense) and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2018
Research services revenues
Research	$34,643	$—	$—	$34,643
Connect	12,564	—	—	12,564
Analytics	4,493	—	—	4,493
Total research services revenues	51,700	—	—	51,700

Advisory services and events revenues
Advisory services	—	9,480	34	9,514
Consulting services	—	2,162	12,409	14,571
Events	—	—	—	—
Analytics services	1,964	—	—	1,964
Total advisory services and events revenues	1,964	11,642	12,443	26,049
Total segment revenues	53,664	11,642	12,443	77,749
Segment expenses	10,117	12,713	6,864	29,694
Contribution margin (loss)	43,547	(1,071)	5,579	48,055
Year over year revenue change	(1%)	11%	—	1%
Year over year expense change	10%	5%	17%	9%

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended March 31, 2017
Research services revenues
Research	$35,524	$—	$—	$35,524
Connect	11,637	—	—	11,637
Analytics	4,582	—	—	4,582
Total research services revenues	51,743	—	—	51,743

Advisory services and events revenues
Advisory services	—	8,536	77	8,613
Consulting services	—	1,957	12,380	14,337
Events	80	—	—	80
Analytics services	2,421	—	—	2,421
Total advisory services and events revenues	2,501	10,493	12,457	25,451
Total segment revenues	54,244	10,493	12,457	77,194
Segment expenses	9,227	12,143	5,854	27,224
Contribution margin (loss)	45,017	(1,650)	6,603	49,970

Product segment revenues decreased 1% during the three months ended March 31, 2018 compared to the prior year period. Research services revenues were essentially flat during the three months ended March 31, 2018 compared to the prior year period. A decrease in revenues for our Research and Analytics products was essentially offset by an increase in revenues for our Connect products. Adjustments of $1.7 million resulting from new revenue guidance had the effect of reducing research services revenue by 3% compared to the prior year period. Advisory services and events revenues, which is comprised of Analytics consulting and Events revenues in this segment, decreased 22% during the three months ended March 31, 2018 compared to the prior year period. The decrease in advisory services and events revenues during the three months ended March 31, 2018 was primarily due to a $0.5 million decrease in Analytics consulting revenues. Product segment expenses increased 10% during the three months ended March 31, 2018 compared to the prior year period. The increase in expenses was primarily due to a $0.5 million increase in compensation and benefit costs due to an increase in employees as well as a $0.4 million increase in professional services expenses driven by an increase in fees related to the delivery of reprints on our digital reprint platform, and an increase in costs for the digitization of our Analytics products.

Research segment revenues increased 11% during the three months ended March 31, 2018 compared to the prior year period driven by an 11% increase in both advisory and consulting revenues. Research segment expenses increased 5% during the three months ended March 31, 2018 compared to the prior year period. The increase in expenses during the three months ended March 31, 2018 was primarily due to an increase in compensation and benefit costs of $0.4 million compared to the prior year period.

Project Consulting segment revenues remained essentially flat during the three months ended March 31, 2018 compared to the prior year period due primarily due to a slight decline in revenues from our content marketing group that was essentially offset by an slight increase in revenues from our strategic consulting group. Project Consulting expenses increased 17% during the three months ended March 31, 2018 compared to the prior year period. The increase in expenses during the three months ended March 31, 2018 was primarily due to an increase in compensation and benefit costs of $0.8 million compared to the prior year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 67% of our revenues during the three months ended March 31, 2018, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $7.8 million and $19.5 million during the three months ended March 31, 2018 and 2017, respectively. The $11.7 million decrease in cash provided from operations for the three months ended March 31, 2018 was primarily attributable to a $7.4 million decrease in cash generated from working capital and a $4.2 million decrease in net income and the effect of non-cash items.  The decrease in cash from working capital was primarily due to increases in cash used for accrued expenses resulting from the payout of year end incentive compensation as well as cash used for prepaids and other current assets due to early renewals of large contracts, the timing of benefit payments, and tax payments exceeding our current tax provision. We expect cash from operating activities to improve during the next three months compared to the comparable prior year period as accounts receivable is approximately $7 million higher at March 31, 2018 compared to March 31, 2017, resulting from a delay in the invoicing of our clients at the beginning of the current year due to system modifications related to the adoption of the new revenue standard as of January 1, 2018.

During the three months ended March 31, 2018 we used $1.4 million of cash from investing activities, consisting primarily of $1.3 million of purchases of property and equipment and $0.1 million in net purchases of marketable investments. Property and equipment purchases during 2018 consisted primarily of software. During the three months ended March 31, 2017, we used $0.7 million of cash from investing activities, consisting primarily of $1.5 million of purchases of property and equipment partially offset by $0.7 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of computer equipment and software.

We used $5.5 million of cash from financing activities during the three months ended March 31, 2018 primarily due to $4.4 million for purchases of our common stock and the payment of a $3.6 million quarterly dividend, at $0.20 per share, which were partially offset by $2.5 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $22.2 million of cash from financing activities during the three months ended March 31, 2017 primarily due to $21.5 million for purchases of our common stock and the payment of a $3.5 million quarterly dividend, at $0.19 per share, which was partially offset by $2.7 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In February 2018, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. As of March 31, 2018, our remaining stock repurchase authorization was approximately $65.7 million. We plan to repurchase our common stock as market conditions warrant.

As of March 31, 2018, we had cash and cash equivalents of $82.1 million and marketable investments of $54.3 million. These balances include $68.8 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

As of January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. As a result, we implemented changes to our accounting processes and procedures related to revenue recognition, the control activities within them and the system functionalities to enable the preparation of financial information. This included the development of new policies based on the five-step model provided in the new revenue standard, new training, gathering and analysis of information for disclosures and determining and recording adjustments to beginning retained earnings for the modified retrospective transition adoption method. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2018, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program, including $50.0 million authorized in February 2018. During the quarter ended March 31, 2018, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
February 1 - February 28	44,953	$41.28
March 1 - March 31	60,623	$41.42
	105,576		$65,700

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: May 10, 2018