Form 10-Q
period 2018-06-30
FORRESTER RESEARCH, INC.
filed 2018-08-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of August 3, 2018 18,074,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$92,997	$79,790
Marketable investments (Note 4)	50,090	54,333
Accounts receivable, net	49,486	70,023
Deferred commissions	12,514	13,731
Prepaid expenses and other current assets	12,789	18,942
Total current assets	217,876	236,819
Property and equipment, net	23,342	25,249
Goodwill	76,551	76,169
Intangible assets, net	617	732
Other assets	7,756	6,231
Total assets	$326,142	$345,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$614	$217
Accrued expenses and other current liabilities	34,300	49,629
Deferred revenue	143,023	145,207
Total current liabilities	177,937	195,053
Non-current liabilities	8,094	8,958
Total liabilities	186,031	204,011

Stockholders' Equity (Note 9):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,564 and 22,432 shares as of June 30, 2018 and December 31, 2017, respectively
Outstanding - 17,940 and 18,041 shares as of June 30, 2018 and December 31, 2017, respectively	226	224
Additional paid-in capital	189,554	181,910
Retained earnings	125,698	123,010
Treasury stock - 4,624 and 4,391 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(171,585)	(161,943)
Accumulated other comprehensive loss	(3,782)	(2,012)
Total stockholders’ equity	140,111	141,189
Total liabilities and stockholders’ equity	$326,142	$345,200

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Research services	$58,300	$54,575	$110,000	$106,318
Advisory services and events	38,053	35,158	64,102	60,609
Total revenues	96,353	89,733	174,102	166,927
Operating expenses:
Cost of services and fulfillment	39,071	36,910	73,176	68,306
Selling and marketing	32,709	30,508	65,720	61,130
General and administrative	10,940	10,419	21,679	20,589
Depreciation	2,095	1,489	4,091	3,168
Amortization of intangible assets	182	194	368	385
Acquisition and integration costs	329	—	329	—
Total operating expenses	85,326	79,520	165,363	153,578
Income from operations	11,027	10,213	8,739	13,349
Other income, net	271	93	153	102
Losses on investments, net	(20)	(22)	(45)	(225)
Income before income taxes	11,278	10,284	8,847	13,226
Income tax expense	3,490	4,220	2,792	4,132
Net income	$7,788	$6,064	$6,055	$9,094
Basic income per common share	$0.43	$0.34	$0.34	$0.51
Diluted income per common share	$0.43	$0.34	$0.33	$0.50
Basic weighted average common shares outstanding	17,965	17,715	18,001	17,973
Diluted weighted average common shares outstanding	18,290	18,050	18,313	18,293
Cash dividends declared per common share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$7,788	$6,064	$6,055	$9,094

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(3,394)	2,514	(1,691)	3,304
Net change in market value of investments	62	7	(53)	24
Other comprehensive income (loss)	(3,332)	2,521	(1,744)	3,328
Comprehensive income	$4,456	$8,585	$4,311	$12,422

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$6,055	$9,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,091	3,168
Amortization of intangible assets	368	385
Net losses from investments	45	225
Deferred income taxes	(831)	(691)
Stock-based compensation	4,071	4,245
Amortization of premium on investments	18	128
Foreign currency losses	437	360
Changes in assets and liabilities
Accounts receivable	20,020	8,457
Deferred commissions	2,086	1,475
Prepaid expenses and other current assets	280	1,470
Accounts payable	423	(730)
Accrued expenses and other liabilities	(15,310)	(10,304)
Deferred revenue	6,533	9,611
Net cash provided by operating activities	28,286	26,893
Cash flows from investing activities:
Acquisitions	(1,289)	—
Purchases of property and equipment	(2,544)	(3,240)
Purchases of marketable investments	(14,673)	(25,685)
Proceeds from sales and maturities of marketable investments	18,828	28,612
Other investing activity	—	224
Net cash provided by (used in) investing activities	322	(89)
Cash flows from financing activities:
Dividends paid on common stock	(7,196)	(6,815)
Repurchases of common stock	(9,642)	(36,426)
Proceeds from issuance of common stock under employee equity incentive plans	3,678	4,872
Taxes paid related to net share settlements of stock-based compensation awards	(102)	(537)
Net cash used in financing activities	(13,262)	(38,906)
Effect of exchange rate changes on cash and cash equivalents	(2,139)	2,250
Net increase (decrease) in cash and cash equivalents	13,207	(9,852)
Cash and cash equivalents, beginning of period	79,790	76,958
Cash and cash equivalents, end of period	$92,997	$67,106

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,102	$4,705

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results for the year ending December 31, 2018, or any other period.

Out of Period Adjustment

During the quarter ended June 30, 2018, the Company recorded $1.0 million of revenue ($0.7 million after tax) for an out-of-period correction within research services in the Consolidated Statements of Income. The error resulted from an understatement of revenue from the reprint product line of $0.8 million ($0.5 million after tax) during the three months ended March 31, 2018 and $0.2 million ($0.1 million after tax) from the year ended December 31, 2017. The Company has concluded that the errors are not material to the current period and all prior period financial statements.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 4 – Marketable Investments - for the fair value of the Company’s marketable investments.

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

Refer to Note 6, Revenue and Contract Costs, for additional disclosures and a discussion of the Company's updated policies related to revenue recognition, related balance sheet accounts, and accounting for costs to obtain and fulfill a customer contract.

The following tables summarize the effect of adopting ASC 606 on the Company’s financial statements during and as of the three and six months ended June 30, 2018 (in thousands):

Consolidated Balance Sheet
	As of June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Accounts receivable, net	$49,486	$53,040
Deferred commissions	12,514	11,734
Prepaid expenses and other current assets	12,789	17,573
Total current assets	217,876	225,434
Other assets	7,756	7,194
Total assets	326,142	333,138

Deferred revenue	$143,023	$152,033
Total current liabilities	177,937	186,947
Total liabilities	186,031	195,041
Retained earnings	125,698	123,684
Total stockholders’ equity	140,111	138,097
Total liabilities and stockholders’ equity	326,142	333,138

Total assets were $7.0 million less than if the previous guidance remained in effect, largely due to the following changes required by the adoption of ASC 606:

•	Accounts receivable, net was lower due to the Company excluding invoices issued on cancellable contracts in excess of revenue recognized.
•	Deferred commissions was higher due to the capitalization of fringe benefits costs.
•	Prepaid expenses and other current assets were lower due to expensing survey costs as incurred and the current period tax effect of the adjustments.

Deferred revenue was $9.0 million less due to the accelerated recognition of revenue for estimated unexercised rights, which would have been deferred under the previous guidance until the right expired, and the exclusion of invoices issued on cancellable contracts in excess of revenue recognized.

Consolidated Statement of Income
	Three Months Ended June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$58,300	$58,323
Advisory services and events	38,053	38,146
Total revenues	96,353	96,469
Operating expenses:
Cost of services and fulfillment	39,071	38,913
Selling and marketing	32,709	32,558
Total operating expenses	85,326	85,017
Income from operations	11,027	11,452
Income before income taxes	11,278	11,703
Income tax provision	3,490	3,650
Net income	7,788	8,053
Basic income per common share	$0.43	$0.45
Diluted income per common share	$0.43	$0.44

Consolidated Statement of Income
	Six Months Ended June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$110,000	$111,710
Advisory services and events	64,102	64,764
Total revenues	174,102	176,474
Operating expenses:
Cost of services and fulfillment	73,176	73,003
Selling and marketing	65,720	65,631
Total operating expenses	165,363	165,101
Income from operations	8,739	11,373
Income before income taxes	8,847	11,481
Income tax provision	2,792	3,637
Net income	6,055	7,844
Basic income per common share	$0.34	$0.44
Diluted income per common share	$0.33	$0.43

The $0.1 million and $2.4 million reduction to total revenues for three and six months ended June 30, 2018, respectively, is related to ASC 606’s requirement to recognize revenue for estimated future unexercised customer rights rather than recognize unexercised rights when they occur. The Company currently expects this change to primarily affect the timing of revenue within the quarters of 2018 but does not expect it to have a material effect on the Company’s results of operations for the full year of 2018. The net impact, including the tax effect, of accounting for revenue and costs to obtain and fulfill customer contracts under the new guidance decreased net income and diluted net income per share for the three months ended June 30, 2018 by $0.3 million and $0.01, respectively. For the six months ended June 30, 2018, the net impact of the new guidance decreased net income and diluted net income per share by $1.8 million and $0.10, respectively.

Consolidated Statement of Comprehensive Income
	Three Months Ended June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net income	$7,788	$8,053
Comprehensive income	4,456	4,721

Consolidated Statement of Comprehensive Income
	Six Months Ended June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net income	$6,055	$7,844
Comprehensive income	4,311	6,100

Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Cash flows from operating activities:
Net income	$6,055	$7,844
Accounts receivable	20,020	16,466
Deferred commissions	2,086	1,824
Prepaid expenses and other current assets	280	1,125
Deferred revenue	6,533	7,715

The impact to comprehensive income and cash flows from operating activities are driven by the consolidated balance sheet and income statement changes previously discussed.

Note 2  —  Acquisitions

The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by ASC 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill.

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of ASC 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and is allocated, subject to completion of a valuation study, as $1.0 million of goodwill and $0.3 million of intangible assets. The acquired working capital was insignificant. Goodwill has been allocated to the Product segment and is expected to be deductible for income tax purposes. Pro forma financial information for prior periods is not provided as it is insignificant.

Note 3 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	(1,691)	(1,691)
Unrealized loss on investments, net of tax of $(17)	(53)	—	(53)
Balance at June 30, 2018	$(194)	$(3,588)	$(3,782)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	3,304	3,304
Unrealized gain on investments, net of tax of $15	24	—	24
Balance at June 30, 2017	$(59)	$(4,186)	$(4,245)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at April 1, 2018	$(256)	$(194)	$(450)
Foreign currency translation	—	(3,394)	(3,394)
Unrealized gain on investments, net of tax of $21	62	—	62
Balance at June 30, 2018	$(194)	$(3,588)	$(3,782)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at April 1, 2017	$(66)	$(6,700)	$(6,766)
Foreign currency translation	—	2,514	2,514
Unrealized gain on investments, net of tax of $4	7	—	7
Balance at June 30, 2017	$(59)	$(4,186)	$(4,245)

Note 4 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(2)	$1,798
Corporate obligations	48,548	—	(256)	48,292
Total	$50,348	$—	$(258)	$50,090

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	52,721	—	(181)	52,540
Total	$54,521	$—	$(188)	$54,333

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains and losses on the sale of the Company’s marketable investments were not material in the three and six months ended June 30, 2018 and 2017.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2018 (in thousands).

	FY 2018	FY 2019	FY2020	Total
Federal agency obligations	$1,798	$—	$—	$1,798
Corporate obligations	15,753	26,772	$5,767	48,292
Total	$17,551	$26,772	$5,767	$50,090

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2018
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,798	$2
Corporate obligations	40,117	217	8,175	39
Total	$40,117	$217	$9,973	$41

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,793	$7
Corporate obligations	31,723	149	20,817	32
Total	$31,723	$149	$22,610	$39

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,253	$—	$—	$5,253
Federal agency obligations	—	1,798	—	1,798
Corporate obligations	—	48,292	—	48,292
Total	$5,253	$50,090	$—	$55,343

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$492	$—	$—	$492
Federal agency obligations	—	1,793	—	$1,793
Corporate obligations	—	52,540	—	52,540
Total	$492	$54,333	$—	$54,825

(1)	Included in cash and cash equivalents.

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

Note 5 — Non-Marketable Investments

At June 30, 2018 and December 31, 2017, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $1.8 million and $1.9 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at June 30, 2018 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $0.1 million during the six months ended June 30, 2018 and were immaterial during the three months ended June 30, 2018. Losses were $0.2 million during the six months ended June 30, 2017 and were immaterial during the three months ended June 30, 2017. Losses are included in losses on investments, net in the Consolidated Statements of Income. During the three and six months ended June 30, 2018, no distributions were received from the funds. During the three months ended June 30, 2017, no distributions were received from the funds. During the six months ended June 30, 2017, $0.4 million of distributions were received from the funds.

Note 6 – Revenue and Contract Costs

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

Research services revenues

Research services revenues consist primarily of memberships to Research, Connect, and Analytics products. The majority of the Research revenues are annual subscriptions to our research, including access to all or a designated portion of our research and, depending on the type of license, unlimited phone or email analyst inquiry and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that the promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

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

Refer to Note 10, Operating Segments, for a summary of disaggregated revenue by product category and business segment.

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

Consulting services contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which is relates, is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the three and six months ended June 30, 2018, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2018.

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

During the three and six months ended June 30, 2018, the Company recognized approximately $45.9 million and $103.9 million of revenue related to its deferred revenue balance at January 1, 2018. In order to determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $246.8 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of June 30, 2018.

Cost to Obtain and Fulfill Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts.  These costs are included in deferred commissions on the Consolidated Balance Sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether or not the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $8.2 million and $15.2 million for the three and six months ended June 30, 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Income tax expense for the six months ended June 30, 2018 was $2.8 million resulting in an effective tax rate of 31.6% for the period. Income tax expense for the six months ended June 30, 2017 was $4.1 million resulting in an effective tax rate of 31.2% for the period.  Income tax expense decreased by $1.3 million during the six months ended June 30, 2018 compared to the prior year period primarily due to a decrease in income before taxes for the 2018 period and a reduction in the federal tax rate due to the Tax Cuts and Jobs Act. These decreases were partially offset by a $1.3 million tax benefit from the settlement of a tax audit in the first quarter of 2017. For the full year 2018, the Company anticipates that its effective tax rate will be approximately 32%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Company calculated its best estimate of the impact of the Act in its prior year end income tax provision in accordance with its understanding of the Act and guidance available at that date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. As the Company completes its analysis of the Act, and collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. No adjustments to the provisional amounts were recognized during the six months ended June 30, 2018.

Note 8 — Net Income Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	17,965	17,715	18,001	17,973
Weighted average common equivalent shares	325	335	312	320
Diluted weighted average common shares outstanding	18,290	18,050	18,313	18,293
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	14	129	14	251

Note 9 — Stockholders’ Equity

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2018 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	509	$37.59
Granted	34	40.66
Vested	(25)	36.56
Forfeited	(23)	37.07
Unvested at June 30, 2018	495	$37.88

Stock option activity for the six months ended June 30, 2018 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2017	937	$35.10
Granted	—	—
Exercised	(82)	33.66
Forfeited	(11)	35.02
Outstanding at June 30, 2018	844	$35.24	5.55	$5,658
Exercisable at June 30, 2018	605	$35.24	4.99	$4,055
Vested and expected to vest at June 30, 2018	844	$35.24	5.55	$5,658

In May 2018, stockholders of the Company approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan, which provided for an additional 400,000 shares of Common Stock, par value $0.01 per share, to be granted under the plan.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of services and fulfillment	$1,108	$1,103	$2,127	$2,299
Selling and marketing	246	202	491	364
General and administrative	754	891	1,453	1,582
Total	$2,108	$2,196	$4,071	$4,245

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average risk-free interest rate	1.92%	0.88%	1.62%	0.74%
Expected dividend yield	2.0%	1.9%	2.0%	1.9%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	22%	28%	22%	26%
Weighted average fair value	$8.49	$8.49	$8.50	$8.21

Dividends

In the six months ended June 30, 2018, the Company declared and paid dividends of $7.2 million consisting of a $0.20 per share dividend in each of the first two quarters of 2018.  In the six months ended June 30, 2017, the Company declared and paid dividends of $6.8 million consisting of a $0.19 per share dividend in each of the first two quarters of 2017. In July 2018, the Company declared a dividend of $0.20 per share payable on September 26, 2018 to shareholders of record as of September 12, 2018.

Treasury Stock

As of June 30, 2018, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program including $50.0 million authorized in February 2018. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three and six months ended June 30, 2018, the Company repurchased approximately 0.1 and 0.2 million shares, respectively, of common stock at an aggregate cost of approximately $5.3 and $9.6 million, respectively. In the three and six months ended June 30, 2017, the Company repurchased approximately 0.4 and 1.0 million shares, respectively, of common stock at an aggregate cost of approximately $15.0 and $36.5 million, respectively. From the inception of the program through June 30, 2018, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.6 million.

Note 10 — Operating Segments

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

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2018
Research services revenues
Research	$41,055	$—	$—	$41,055
Connect	12,538	—	—	12,538
Analytics	4,707	—	—	4,707
Total research services revenues	58,300	—	—	58,300

Advisory services and events revenues
Advisory services	—	11,013	102	11,115
Consulting services	2,085	2,627	14,217	18,929
Events	8,009	—	—	8,009
Total advisory services and events revenues	10,094	13,640	14,319	38,053
Total segment revenues	68,394	13,640	14,319	96,353
Segment expenses	14,896	12,781	7,054	34,731
Contribution margin	53,498	859	7,265	61,622
Selling, marketing, administrative and other expenses				(50,084)
Amortization of intangible assets				(182)
Acquisition and integration cost				(329)
Other income and losses on investments				251
Income before income taxes				$11,278

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2017
Research services revenues
Research	$38,132	$—	$—	$38,132
Connect	11,960	—	—	11,960
Analytics	4,483	—	—	4,483
Total research services revenues	54,575	—	—	54,575

Advisory services and events revenues
Advisory services	—	9,056	96	9,152
Consulting services	2,824	2,351	13,795	18,970
Events	7,036	—	—	7,036
Total advisory services and events revenues	9,860	11,407	13,891	35,158
Total segment revenues	64,435	11,407	13,891	89,733
Segment expenses	13,797	12,414	6,589	32,800
Contribution margin (loss)	50,638	(1,007)	7,302	56,933
Selling, marketing, administrative and other expenses				(46,525)
Amortization of intangible assets				(194)
Acquisition and integration cost				—
Other income and losses on investments				70
Income before income taxes				$10,284

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2018
Research services revenues
Research	$75,698	$—	$—	$75,698
Connect	25,102	—	—	25,102
Analytics	9,200	—	—	9,200
Total research services revenues	110,000	—	—	110,000

Advisory services and events revenues
Advisory services	—	20,493	136	20,629
Consulting services	4,049	4,789	26,626	35,464
Events	8,009	—	—	8,009
Total advisory services and events revenues	12,058	25,282	26,762	64,102
Total segment revenues	122,058	25,282	26,762	174,102
Segment expenses	25,013	25,494	13,918	64,425
Contribution margin (loss)	97,045	(212)	12,844	109,677
Selling, marketing, administrative and other expenses				(100,241)
Amortization of intangible assets				(368)
Acquisition and integration cost				(329)
Other income and losses on investments				108
Income before income taxes				$8,847

			Project
	Products	Research	Consulting	Consolidated
Six Months Ended June 30, 2017
Research services revenues
Research	$73,656	$—	$—	$73,656
Connect	23,597	—	—	23,597
Analytics	9,065	—	—	9,065
Total research services revenues	106,318	—	—	106,318

Advisory services and events revenues
Advisory services	—	17,592	173	17,765
Consulting services	5,245	4,308	26,175	35,728
Events	7,116	—	—	7,116
Total advisory services and events revenues	12,361	21,900	26,348	60,609
Total segment revenues	118,679	21,900	26,348	166,927
Segment expenses	23,024	24,557	12,443	60,024
Contribution margin (loss)	95,655	(2,657)	13,905	106,903
Selling, marketing, administrative and other expenses				(93,168)
Amortization of intangible assets				(385)
Acquisition and integration cost				—
Other income and losses on investments				(124)
Income before income taxes				$13,226

Note 11 — Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019 and the Company has elected to adopt the standard under a modified retrospective method, in which case the cumulative effect of adopting the standard will be recorded as of January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position as virtually all leases will be recorded on the balance sheets as a right-of-use asset and a lease liability. We do not expect it to have a material impact on our results of operations or liquidity.

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

Note 12  —  Subsequent Events

On July 9, 2018, Forrester acquired 100% of the shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud, integrating a range of inputs to help companies monitor and improve customer experience. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. Of the initial purchase price of CHF 9.8 million, which is subject to a closing working capital adjustment, CHF 8.36 million (or $8.5 million) was paid on the closing date and CHF 1.5 million is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. In addition, up to CHF 4.2 million may be earned by the sellers during the two-year period following the closing date based on the financial performance of the acquired company during this period.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company reviewed this case and previously concluded that recording a tax benefit of approximately $1.5 million, representing the benefit of adjusting its cost-sharing agreement for the years of 2012 through 2018, was appropriate based on the opinion in the case. In July 2018, the U.S. Court of Appeals reversed the U.S. Tax Court opinion. On August 7, 2018, the U.S. Court of Appeals withdrew its decision to allow time for a reconstituted panel of judges to review the case. Altera Corp. may continue to litigate this issue. The Company is currently assessing the impact of this decision on its open tax years and will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future amortization expenses, future acquisition and integration costs, future tax rates, future operating cash flows, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, connect and analytics services, our ability to fulfill existing or generate new project consulting engagements, our ability to realize anticipated benefits from internal reorganizations, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Deferred revenue	$143.0	$145.4	$(2.4)	(2%)
Agreement value	$249.5	$236.7	$12.8	5%
Client retention	75%	75%	—	—
Dollar retention	88%	87%	1	1%
Enrichment	99%	94%	5	5%
Number of clients	2,355	2,417	(62)	(3%)

Deferred revenue at June 30, 2018 decreased 2% compared to the prior year and foreign currency fluctuations had an insignificant effect. The decrease in deferred revenue resulted from the implementation of the new revenue standard in the first quarter of 2018 that resulted in an approximate 6% reduction in deferred revenue at June 30, 2018 compared to the prior year.  Excluding the effect of the new revenue standard, deferred revenue would have increased approximately 5% as contract billings exceeded revenue for the period. Agreement value increased 5% at June 30, 2018 compared to the prior year and foreign currency had an insignificant effect.  The increase in agreement value was due to both an increase in contract bookings and increased bundling of consulting services with our Research and Connect products in our contracts. Client retention rate was flat with the prior quarter and the prior year period. Dollar retention rate increased 1 percentage point compared to the prior year period and was flat with the prior quarter. Enrichment rate increased 5 percentage points compared to the prior year and increased 1 percentage point compared to the prior quarter.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Research services	60.5%	60.8%	63.2%	63.7%
Advisory services and events	39.5	39.2	36.8	36.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.5	41.1	42.0	40.9
Selling and marketing	33.9	34.0	37.7	36.6
General and administrative	11.4	11.6	12.5	12.4
Depreciation	2.3	1.7	2.4	1.9
Amortization of intangible assets	0.2	0.2	0.2	0.2
Acquisition and integration costs	0.3	—	0.2	—
Income from operations	11.4	11.4	5.0	8.0
Other income, net	0.3	0.1	0.1	—
Losses on investments, net	—	—	—	(0.1)
Income before income taxes	11.7	11.5	5.1	7.9
Income tax expense	3.6	4.7	1.6	2.5
Net income	8.1%	6.8%	3.5%	5.4%

Three and Six Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$96.4	$89.7	$6.7	7%
Revenues from research services	$58.3	$54.6	$3.7	7%
Revenues from advisory services and events	$38.1	$35.2	$2.9	8%
Revenues attributable to customers outside of the U.S.	$22.5	$19.6	$2.9	15%
Percentage of revenue attributable to customers outside of the U.S.	23%	22%	1	5%
Number of events	7	6	1	17%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$174.1	$166.9	$7.2	4%
Revenues from research services	$110.0	$106.3	$3.7	3%
Revenues from advisory services and events	$64.1	$60.6	$3.5	6%
Revenues attributable to customers outside of the U.S.	$41.3	$36.5	$4.8	13%
Percentage of revenue attributable to customers outside of the U.S.	24%	22%	2	9%
Number of events	7	6	1	17%

Total revenues increased 7% and 4% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods and increased 6% and 3%, respectively, after adjusting for the effect of foreign currency fluctuations. The new revenue guidance had the effect of reducing revenues by $2.4 million or 1% for the six months ended June 30, 2018 compared to the prior year period. Revenues from customers outside the U.S. increased 15% and 13% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods and increased 10% and 7%, respectively, after adjusting for the effects of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 23% and 24% of total revenues for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. After adjusting for the effect of foreign currency fluctuations, revenue from customers outside the U.S. represented 23% of total revenues during the three and six months ended June 30, 2018. The increase in the percentage of revenues attributable to customers outside of the U.S. during the six months ended June 30, 2018 was due to an increase in revenues in Canada, Europe and the Asia Pacific region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 7% and 3% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods and after adjusting for the effect of foreign currency fluctuations, increased 6% and 2%, respectively. The increase in revenues for the three and six months ended June 30, 2018 was primarily driven by an increase in demand for the Connect, Research and Analytics products. An out-of-period adjustment of $1.0 million recorded in the three months ended June 30, 2018 had the effect of increasing research services revenues by 2% during the three months ended June 30, 2018 and had an insignificant effect on research services revenue growth for the six months ended June 30, 2018. The new revenue guidance had the effect of reducing research services revenue by $1.7 million or 2% for the six months ended June 30, 2018 compared to the prior year period and had an insignificant effect on revenue growth for the three months ended June 30, 2018.

Revenues from advisory services and events increased 8% and 6% during the three and six months ended June 30, 2018, respectively, compared to the prior year period and increased 7% and 4% after adjusting for the effect of foreign currency fluctuations, respectively. The increase in revenues for the three and six months ended June 30, 2018 was principally due to increases in advisory, consulting and Events revenues, that was partially offset by a decline in Analytics services revenues. The increase in Events revenues was principally due to seven Events being held during the three months ended June 30, 2018 compared to six Events held during the prior year period and higher sponsorship revenues in 2018 compared to the prior year. The new revenue guidance had the effect of reducing advisory services and events revenue by $0.6 million or 1% for the six months ended June 30, 2018 compared to the prior year period and had an insignificant effect on revenue growth for the three months ended June 30, 2018.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$39.1	$36.9	$2.2	6%
Cost of services and fulfillment as a percentage of total revenues	40.5%	41.1%	(0.6)	(1%)
Service and fulfillment employees (at end of period)	627	605	22	4%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$73.2	$68.3	$4.9	7%
Cost of services and fulfillment as a percentage of total revenues	42.0%	40.9%	1.1	3%

Cost of services and fulfillment expenses increased 6% during the three months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 5%. The increase in dollars was primarily due to (1) a $1.1 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases and (2) a $0.9 million increase due to an increase in Event and travel and entertainment expenses resulting from seven Events being held during the three months ended June 30, 2018 compared to six during the prior year period.

Cost of services and fulfillment expenses increased 7% during the six months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 5%. The increase in dollars was primarily due to (1) a $2.9 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $1.1 million increase in Event and travel and entertainment expenses, and (3) a $0.6 million increase in professional services costs due to increased legal costs and an increase in costs for the digitization of our Analytics products.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$32.7	$30.5	$2.2	7%
Selling and marketing expenses as a percentage of total revenues	33.9%	34.0%	(0.1)	—
Selling and marketing employees (at end of period)	577	584	(7)	(1%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$65.7	$61.1	$4.6	8%
Selling and marketing expenses as a percentage of total revenues	37.7%	36.6%	1.1	3%

Selling and marketing expenses increased 7% during the three months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $1.8 million increase in compensation and benefit costs due to an increase in the average cost per employee, annual merit increases and increased sales commission expense and (2) a $0.3 million increase in travel and entertainment expenses.

Selling and marketing expenses increased 8% during the six months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $2.9 million increase in compensation and benefit costs due to an increase in the average cost per employee, annual merit increases and increased sales commission expense, (2) a $0.8 million increase in travel and entertainment expenses primarily resulting from an increase in expense for our annual sales conference, and (3) multiple small increases including an increase in the allowance for doubtful accounts, an increase in facilities and software services costs and an increase in professional services costs.

Subject to the business environment, we expect our sales headcount growth to be flat to low single digits in 2018 as compared to the year ended December 31, 2017.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$10.9	$10.4	$0.5	5%
General and administrative expenses as a percentage of total revenues	11.4%	11.6%	(0.2)	(2%)
General and administrative employees (at end of period)	198	192	6	3%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$21.7	$20.6	$1.1	5%
General and administrative expenses as a percentage of total revenues	12.5%	12.4%	0.1	1%

General and administrative expenses increased 5% during the three months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 4%. The increase in dollars was primarily due to (1) a $0.5 million increase in professional services costs due to an increase in legal costs and consulting services and (2) a $0.3 million increase in compensation and benefits costs resulting principally from an increase in employees compared to the prior year period and annual merit increases.

General and administrative expenses increased 5% during the six months ended June 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 4%. The increase in dollars was primarily due to (1) a $0.6 million increase in professional services costs due to an increase in legal costs and consulting services and (2) a $0.6 million increase in compensation and benefits costs resulting principally from an increase in employees compared to the prior year period and annual merit increases.

Depreciation

Depreciation expense increased by $0.6 million and $0.9 million during the three and six months ended June 30, 2018, respectively, compared to the prior year periods primarily due to additional software assets being put into service.

Amortization of Intangible Assets

Amortization expense remained essentially consistent during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. Due to the recent acquisitions of GlimpzIt and FeedbackNow, we expect amortization expense to increase to $0.4 million to $0.6 million in the three months ending September 30, 2018 and to $1.1 million to $1.4 million for the year ending December 31, 2018.

Acquisition and Integration Costs

During the three months ended June 30, 2018 we incurred $0.3 million of costs for the acquisitions of GlimpzIt in June 2018 and FeedbackNow in July 2018. We anticipate incurring $0.6 million to $0.8 million of acquisition and integration costs during the three months ending September 30, 2018 and $1.2 million to $1.4 million for the year ending December 31, 2018.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as losses on foreign currency. The increase in other income, net of $0.2 million during the three months ended June 30, 2018 compared to the prior year period was primarily due to a decrease in foreign currency losses.

Other income, net was essentially consistent during the six months ended June 30, 2018 and 2017.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment losses from our technology-related investment funds. Losses on investments, net was essentially consistent during the three months ended June 30, 2018 and 2017.

The decrease in investment losses of $0.2 million during the six months ended June 30, 2018 was due to a decrease in investment losses incurred by the underlying funds as compared to the prior year period.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.5	$4.2	$(0.7)	(17%)
Effective tax rate	30.9%	41.0%	(10.1)	(25%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.8	$4.1	$(1.3)	(32%)
Effective tax rate	31.6%	31.2%	0.4	1%

Income tax expense decreased by $1.3 million during the six months ended June 30, 2018 compared to the prior year period due primarily to a decrease in income before taxes for the period and a reduction in the U.S. federal tax rate from 35% in 2017 to 21% in 2018.  These decreases were partially offset by a $1.3 million tax benefit recognized in the 2017 period from the settlement of a tax audit that did not recur in 2018.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, other income and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2018
Research services revenues
Research	$41,055	$—	$—	$41,055
Connect	12,538	—	—	12,538
Analytics	4,707	—	—	4,707
Total research services revenues	58,300	—	—	58,300

Advisory services and events revenues
Advisory services	—	11,013	102	11,115
Consulting services	2,085	2,627	14,217	18,929
Events	8,009	—	—	8,009
Total advisory services and events revenues	10,094	13,640	14,319	38,053
Total segment revenues	68,394	13,640	14,319	96,353
Segment expenses	14,896	12,781	7,054	34,731
Contribution margin	53,498	859	7,265	61,622
Year over year revenue change	6%	20%	3%	7%
Year over year expense change	8%	3%	7%	6%

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended June 30, 2017
Research services revenues
Research	$38,132	$—	$—	$38,132
Connect	11,960	—	—	11,960
Analytics	4,483	—	—	4,483
Total research services revenues	54,575	—	—	54,575

Advisory services and events revenues
Advisory services	—	9,056	96	9,152
Consulting services	2,824	2,351	13,795	18,970
Events	7,036	—	—	7,036
Total advisory services and events revenues	9,860	11,407	13,891	35,158
Total segment revenues	64,435	11,407	13,891	89,733
Segment expenses	13,797	12,414	6,589	32,800
Contribution margin (loss)	50,638	(1,007)	7,302	56,933

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2018
Research services revenues
Research	$75,698	$—	$—	$75,698
Connect	25,102	—	—	25,102
Analytics	9,200	—	—	9,200
Total research services revenues	110,000	—	—	110,000

Advisory services and events revenues
Advisory services	—	20,493	136	20,629
Consulting services	4,049	4,789	26,626	35,464
Events	8,009	—	—	8,009
Total advisory services and events revenues	12,058	25,282	26,762	64,102
Total segment revenues	122,058	25,282	26,762	174,102
Segment expenses	25,013	25,494	13,918	64,425
Contribution margin (loss)	97,045	(212)	12,844	109,677
Year over year revenue change	3%	15%	2%	4%
Year over year expense change	9%	4%	12%	7%

			Project
	Product	Research	Consulting	Consolidated
Six Months Ended June 30, 2017
Research services revenues
Research	$73,656	$—	$—	$73,656
Connect	23,597	—	—	23,597
Analytics	9,065	—	—	9,065
Total research services revenues	106,318	—	—	106,318

Advisory services and events revenues
Advisory services	—	17,592	173	17,765
Consulting services	5,245	4,308	26,175	35,728
Events	7,116	—	—	7,116
Total advisory services and events revenues	12,361	21,900	26,348	60,609
Total segment revenues	118,679	21,900	26,348	166,927
Segment expenses	23,024	24,557	12,443	60,024
Contribution margin (loss)	95,655	(2,657)	13,905	106,903

Product segment revenues increased 6% and 3% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. Research services revenues increased 7% and 3% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increase was primarily driven by an increase in demand for the Connect, Research and Analytics products. An out-of-period adjustment of $1.0 million recorded in the three months ended June 30, 2018 had the effect of increasing research services revenues by 2% during the three months ended June 30, 2018 and had an insignificant effect on research services revenue growth for the six months ended June 30, 2018. The new revenue guidance had the effect of reducing research services revenue by $1.7 million or 2% for the six months ended June 30, 2018 compared to the prior year period and had an insignificant effect on revenue growth for the three months ended June 30, 2018. Advisory services and events revenues, which is comprised of Analytics consulting and Events revenues in this segment, increased 2% and decreased 2% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increase in advisory services and events revenues during the three months ended June 30, 2018 was primarily due to a $1.0 million increase in Events revenues offset by a $0.8 million decrease in Analytics consulting revenues. The increase in Events revenues was principally due to seven Events being held during the three months ended June 30, 2018 compared to six held during the prior year period and higher sponsorship revenues in 2018 compared to the prior year. The decrease in advisory services and events revenues during the six months ended June 30, 2018 was primarily due to a $1.2 million decrease in Analytics consulting revenues that was partially offset by a $0.9 million increase in Events revenues.

Product segment expenses increased 8% and 9% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2018 was primarily due to a $0.7 million increase in compensation and benefit costs due to an increase in the number of employees as well as a $0.5 million increase in Event expenses driven by seven Events being held during the three months ended June 30, 2018 compared to six held during the prior year period. The increase in expenses during the six months ended June 30, 2018 was primarily due to a $1.2 million increase in compensation and benefit costs due to an increase in the number of employees, a $0.5 million increase in Event expenses, as well as a $0.5 million increase in professional services expenses driven by an increase in costs for the digitization of our Analytics products.

Research segment revenues increased 20% and 15% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods driven by an increase in both advisory and consulting revenues. Research segment expenses increased 3% and 4% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increase in expenses during both periods was primarily due to an increase in compensation and benefit costs and higher travel and entertainment expenses compared to the prior year periods.

Project Consulting segment revenues increased 3% and 2% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods due primarily to growth in revenues from our content marketing group and a slight decline in revenues from our strategic consulting group. Project Consulting expenses increased 7% and 12% during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increase in expenses during both periods was primarily due to an increase in compensation and benefit costs compared to the prior year periods.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Memberships for research services, which constituted approximately 63% of our revenues during the six months ended June 30, 2018, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $28.3 million and $26.9 million during the six months ended June 30, 2018 and 2017, respectively. The $1.4 million increase in cash provided from operations for the six months ended June 30, 2018 was primarily attributable to a $4.0 million increase in cash generated from working capital which was partially offset by a $2.7 million decrease in net income and the effect of non-cash items. The increase in cash from working capital was primarily due to an $8.5 million increase in accounts receivable and deferred revenue offset by a $3.9 million increase in cash used for accrued expenses resulting from the payout of year end incentive compensation.

During the six months ended June 30, 2018, we generated cash from investing activities of $0.3 million, consisting primarily of $4.2 million in net sales and maturities of marketable investments, partially offset by purchases of property and equipment of $2.5 million and $1.3 million for the acquisition of GlimpzIt. Property and equipment purchases during 2018 consisted primarily of software. During the six months ended June 30, 2017, we used $0.1 million of cash from investing activities, consisting primarily of $3.2 million of purchases of property and equipment partially offset by $2.9 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of computer equipment and software.

We used $13.3 million of cash from financing activities during the six months ended June 30, 2018 primarily due to $9.6 million for purchases of our common stock and the payment of quarterly dividends totaling $7.2 million, at $0.20 per share, which were partially offset by $3.7 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $38.9 million of cash from financing activities during the six months ended June 30, 2017 primarily due to $36.5 million for purchases of our common stock and the payment of quarterly dividends totaling $6.8 million, at $0.19 per share, which were partially offset by $4.9 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In February 2018, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. As of June 30, 2018 our remaining stock repurchase authorization was approximately $60.4 million. We plan to repurchase our common stock as market conditions warrant.

As of June 30, 2018, we had cash and cash equivalents of $93.0 million and marketable investments of $50.1 million. These balances include $70.1 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. In July 2018, we used $8.5 million of our cash held outside of the U.S. for the acquisition of FeedbackNow.  Future cash payments related to this acquisition are anticipated to utilize cash that is currently held outside of the U.S. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 and Note 11 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2018, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program, including $50.0 million authorized in February 2018. During the quarter ended June 30, 2018, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
April 1 - April 30	19,809	$41.51
May 1 - May 31	107,000	$41.61
June 1 - June 30	—	$—
	126,809		$60,400

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: August 8, 2018