Form 10-Q
period 2018-09-30
FORRESTER RESEARCH, INC.
filed 2018-11-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of November 2, 2018 18,264,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$92,057	$79,790
Marketable investments (Note 4)	52,395	54,333
Accounts receivable, net	38,552	70,023
Deferred commissions	10,884	13,731
Prepaid expenses and other current assets	13,292	18,942
Total current assets	207,180	236,819
Property and equipment, net	22,403	25,249
Goodwill	85,126	76,169
Intangible assets, net	5,368	732
Other assets	8,417	6,231
Total assets	$328,494	$345,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$512	$217
Accrued expenses and other current liabilities	41,364	49,629
Deferred revenue	128,435	145,207
Total current liabilities	170,311	195,053
Non-current liabilities	11,353	8,958
Total liabilities	181,664	204,011

Stockholders' Equity (Note 9):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,893 and 22,432 shares as of September 30, 2018 and December 31, 2017, respectively
Outstanding - 18,262 and 18,041 shares as of September 30, 2018 and December 31, 2017, respectively	229	224
Additional paid-in capital	196,803	181,910
Retained earnings	126,006	123,010
Treasury stock - 4,631 and 4,391 shares as of September 30, 2018 and December 31, 2017, respectively, at cost	(171,889)	(161,943)
Accumulated other comprehensive loss	(4,319)	(2,012)
Total stockholders’ equity	146,830	141,189
Total liabilities and stockholders’ equity	$328,494	$345,200

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Research services	$56,332	$54,235	$166,332	$160,553
Advisory services and events	28,558	26,134	92,660	86,743
Total revenues	84,890	80,369	258,992	247,296
Operating expenses:
Cost of services and fulfillment	34,361	32,508	107,537	100,814
Selling and marketing	31,051	29,225	96,771	90,355
General and administrative	11,192	10,083	32,871	30,672
Depreciation	1,965	1,607	6,056	4,775
Amortization of intangible assets	402	197	770	582
Acquisition and integration costs	977	—	1,306	—
Total operating expenses	79,948	73,620	245,311	227,198
Income from operations	4,942	6,749	13,681	20,098
Other income, net	319	146	472	248
Losses on investments, net	(17)	(772)	(62)	(997)
Income before income taxes	5,244	6,123	14,091	19,349
Income tax expense	1,294	2,170	4,086	6,302
Net income	$3,950	$3,953	$10,005	$13,047
Basic income per common share	$0.22	$0.22	$0.55	$0.73
Diluted income per common share	$0.21	$0.22	$0.55	$0.72
Basic weighted average common shares outstanding	18,088	17,747	18,030	17,897
Diluted weighted average common shares outstanding	18,433	18,051	18,353	18,212
Cash dividends declared per common share	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$3,950	$3,953	$10,005	$13,047

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(602)	1,601	(2,293)	4,905
Net change in market value of investments	65	23	12	47
Other comprehensive income (loss)	(537)	1,624	(2,281)	4,952
Comprehensive income	$3,413	$5,577	$7,724	$17,999

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,005	$13,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,056	4,775
Amortization of intangible assets	770	582
Net losses from investments	62	997
Deferred income taxes	(1,305)	(921)
Stock-based compensation	6,191	6,423
Amortization of premium (discount) on investments	(17)	171
Foreign currency losses	462	444
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	31,857	20,140
Deferred commissions	3,716	2,906
Prepaid expenses and other current assets	(68)	(979)
Accounts payable	19	(1,208)
Accrued expenses and other liabilities	(12,111)	(6,041)
Deferred revenue	(8,205)	(3,473)
Net cash provided by operating activities	37,432	36,863
Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,250)	—
Purchases of property and equipment	(3,161)	(5,806)
Purchases of marketable investments	(31,831)	(27,430)
Proceeds from sales and maturities of marketable investments	33,802	34,458
Other investing activity	—	200
Net cash provided by (used in) investing activities	(10,440)	1,422
Cash flows from financing activities:
Dividends paid on common stock	(10,839)	(10,205)
Repurchases of common stock	(9,946)	(39,967)
Proceeds from issuance of common stock under employee equity incentive plans	11,217	13,866
Taxes paid related to net share settlements of stock-based compensation awards	(2,509)	(2,511)
Net cash used in financing activities	(12,077)	(38,817)
Effect of exchange rate changes on cash and cash equivalents	(2,648)	3,534
Net increase in cash and cash equivalents	12,267	3,002
Cash and cash equivalents, beginning of period	79,790	76,958
Cash and cash equivalents, end of period	$92,057	$79,960

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,263	$7,662

Non-cash investing activities for the nine months ended September 30, 2018 include $5.3 million of consideration payable as a result of the acquisition of FeedbackNow. This amount includes $3.0 million of contingent consideration, $1.5 million for an indemnity holdback and $0.8 million for the working capital adjustment. Refer to Note 2 – Acquisitions for further information on these amounts.

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results for the year ending December 31, 2018, or any other period.

Out of Period Adjustment

During the quarter ended June 30, 2018, the Company recorded $1.0 million of revenue ($0.7 million after tax) for an out-of-period correction within research services in the Consolidated Statements of Income. The error resulted from an understatement of revenue from the reprint product line of $0.8 million ($0.5 million after tax) during the three months ended March 31, 2018 and $0.2 million ($0.1 million after tax) from the year ended December 31, 2017. The Company has concluded that the error was not material to all prior period financial statements.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. See Note 2 – Acquisitions – for the fair value of a contingent consideration arrangement. See Note 4 – Marketable Investments - for the fair value of the Company’s marketable investments.

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

The following tables summarize the effect of adopting ASC 606 on the Company’s financial statements during and as of the three and nine months ended September 30, 2018 (in thousands):

Consolidated Balance Sheet
	As of September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Accounts receivable, net	$38,552	$41,837
Deferred commissions	10,884	10,284
Prepaid expenses and other current assets	13,292	17,966
Total current assets	207,180	214,539
Other assets	8,417	7,855
Total assets	328,494	335,291

Deferred revenue	$128,435	$138,060
Total current liabilities	170,311	179,936
Total liabilities	181,664	191,289
Retained earnings	126,006	123,178
Total stockholders’ equity	146,830	144,002
Total liabilities and stockholders’ equity	328,494	335,291

Total assets were $6.8 million less than if the previous guidance remained in effect, largely due to the following changes required by the adoption of ASC 606:

•	Accounts receivable, net was lower due to the Company excluding invoices issued on cancellable contracts in excess of revenue recognized.
•	Deferred commissions was higher due to the capitalization of fringe benefits costs.
•	Prepaid expenses and other current assets were lower due to expensing survey costs as incurred and the current period tax effect of the adjustments.

Deferred revenue was $9.6 million less due to the accelerated recognition of revenue for estimated unexercised rights, which would have been deferred under the previous guidance until the right expired, and the exclusion of invoices issued on cancellable contracts in excess of revenue recognized.

Consolidated Statement of Income
	Three Months Ended September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$56,332	$55,719
Advisory services and events	28,558	28,287
Total revenues	84,890	84,006
Operating expenses:
Cost of services and fulfillment	34,361	34,838
Selling and marketing	31,051	30,871
Total operating expenses	79,948	80,245
Income from operations	4,942	3,761
Income before income taxes	5,244	4,063
Income tax provision	1,294	927
Net income	3,950	3,136
Basic income per common share	$0.22	$0.17
Diluted income per common share	$0.21	$0.17

Consolidated Statement of Income
	Nine Months Ended September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$166,332	$167,429
Advisory services and events	92,660	93,051
Total revenues	258,992	260,480
Operating expenses:
Cost of services and fulfillment	107,537	107,841
Selling and marketing	96,771	96,502
Total operating expenses	245,311	245,346
Income from operations	13,681	15,134
Income before income taxes	14,091	15,544
Income tax provision	4,086	4,564
Net income	10,005	10,980
Basic income per common share	$0.55	$0.61
Diluted income per common share	$0.55	$0.60

The $0.9 million increase and $1.5 million reduction to total revenues for three and nine months ended September 30, 2018, respectively, is related to ASC 606’s requirement to recognize revenue for estimated future unexercised customer rights rather than recognize unexercised rights when they occur. The Company currently expects this change to primarily affect the timing of revenue within the quarters of 2018 but does not expect it to have a material effect on the Company’s results of operations for the full year of 2018. The net impact, including the tax effect, of accounting for revenue and costs to obtain and fulfill customer contracts under the new guidance increased net income and diluted net income per share for the three months ended September 30, 2018 by $0.8 million and $0.04, respectively. For the nine months ended September 30, 2018, the net impact of the new guidance decreased net income and diluted net income per share by $1.0 million and $0.05, respectively.

Consolidated Statement of Comprehensive Income
	Three Months Ended September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net income	$3,950	$3,136
Comprehensive income	3,413	2,599

Consolidated Statement of Comprehensive Income
	Nine Months Ended September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net income	$10,005	$10,980
Comprehensive income	7,724	8,698

Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Cash flows from operating activities:
Net income	$10,005	$10,980
Accounts receivable	31,857	28,572
Deferred commissions	3,716	3,447
Prepaid expenses and other current assets	(68)	714
Deferred revenue	(8,205)	(6,408)

The impact to comprehensive income and cash flows from operating activities are driven by the consolidated balance sheet and income statement changes previously discussed.

Note 2 — Acquisitions

The Company accounts for business combinations in accordance with the acquisition method of accounting as prescribed by ASC 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill.

GlimpzIt

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of ASC 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and has been preliminarily allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of five years. The acquired working capital was insignificant. Forrester may also be required to pay an additional $0.3 million in cash contingent on the achievement of certain employment conditions by key employees, which is being recognized as compensation expense over the related service period of two years. Goodwill has been allocated to the Product segment and is expected to be deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies. The results of GlimpzIt operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time CX cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The acquisition of FeedbackNow was determined to be an acquisition of a business under the provisions of ASC 805. The Company paid $8.4 million on the closing date. An additional $1.5 million is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. The Company is also required to pay additional purchase price based on the acquired working capital of $0.8 million and the sellers may earn up to $4.2 million based on the financial performance of FeedbackNow during the two-year period following the closing date.

Total Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid or payable for FeedbackNow (in thousands):

Cash paid at close (1)	$8,425
Working capital adjustment (2)	798
Indemnity holdback (3)	1,485
Contingent purchase price (4)	3,015
Total	$13,723

(1)

The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.5 million, was $8.0 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows.

(2)

Amount represents the provisional amount payable to the sellers based upon working capital as defined. This amount is subject to adjustment and the Company expects to pay the working capital adjustment by the end of 2018.

(3)	Approximately $0.5 million and $1.0 million of the holdback is expected to be paid during 2019 and 2020, respectively.
(4)

The acquisition of FeedbackNow includes a contingent consideration arrangement that requires additional consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date.  Up to $1.7 million and $2.5 million could be payable during 2019 and 2020, respectively, if the financial targets are met. The range of undiscounted amounts that could be payable under this arrangement is zero to $4.2 million. The fair value of the contingent consideration recognized on the acquisition date, which represents purchase price, is $3.0 million. The fair value was estimated by applying a simulation valuation approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include projected financial results and the discount rate used. As of September 30, 2018, the change in the recognized amounts for the contingent consideration was immaterial and there was no change to the range of outcomes.

Preliminary Allocation of Purchase Price

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of FeedbackNow (in thousands):

Assets:
Cash	$463
Accounts receivable	846
Prepaids and other current assets	465
Goodwill (1)	9,087
Acquired intangible assets (2)	4,780
Other assets	75
Total assets	15,716
Liabilities:
Accounts payable and accrued liabilities	908
Contract liabilities	260
Deferred tax liability	825
Total liabilities	1,993
Net assets acquired	$13,723

(1) Goodwill represents the expected synergies from combining FeedbackNow with Forrester as well as the value of the acquired workforce.

(2) All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $4.8 million assigned to acquired intangible assets, $3.0 million was assigned to the technology asset class with a useful of 6.5 years, $1.3 million to customer relationships with a useful life of 4.5 years, and $0.5 million to trade names with a useful life of 8.5 years. Amortization of acquired intangible assets was $0.2 million for both the three and nine months ended September 30, 2018.

The allocation of the purchase price for FeedbackNow is preliminary with respect to the valuation of acquired intangible assets, contingent purchase price, working capital and goodwill. The Company expects to obtain the remainder of the information to complete the allocation of purchase price by the end of 2018.

The Company's financial statements include the operating results of FeedbackNow beginning on July 6, 2018, the date of acquisition. FeedbackNow's operating results and the related goodwill are being reported as part of the Company's Product segment. The goodwill is not deductible for income tax purposes. The acquisition of FeedbackNow added approximately $0.5 million and $1.1 million of revenue and direct expenses, respectively, in the three months ended September 30, 2018. The results of FeedbackNow operations were not material to our consolidated results of operations for prior periods, and accordingly, no prior period pro forma information has been presented.

In the nine months ended September 30, 2018, goodwill increased by $9.0 million with $9.8 million of the increase attributable to the acquisitions of GlimpzIt and FeedbackNow and a $0.8 million decrease due to foreign currency fluctuations.

The Company recognized $0.1 million and $0.4 million of acquisition costs in the three and nine months ended September 30, 2018, respectively. The costs primarily consisted of legal fees and accounting and tax professional fees.

Note 3 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	(2,293)	(2,293)
Unrealized gain on investments, net of tax of $4	12	—	12
Balance at September 30, 2018	$(129)	$(4,190)	$(4,319)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2017	$(83)	$(7,490)	$(7,573)
Foreign currency translation	—	4,905	4,905
Unrealized gain on investments, net of tax of $29	47	—	47
Balance at September 30, 2017	$(36)	$(2,585)	$(2,621)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at July 1, 2018	$(194)	$(3,588)	$(3,782)
Foreign currency translation	—	(602)	(602)
Unrealized gain on investments, net of tax of $21	65	—	65
Balance at September 30, 2018	$(129)	$(4,190)	$(4,319)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at July 1, 2017	$(59)	$(4,186)	$(4,245)
Foreign currency translation	—	1,601	1,601
Unrealized gain on investments, net of tax of $14	23	—	23
Balance at September 30, 2017	$(36)	$(2,585)	$(2,621)

Note 4 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

As of September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$52,567	$1	$(173)	$52,395

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Federal agency obligations	$1,800	$—	$(7)	$1,793
Corporate obligations	52,721	—	(181)	52,540
Total	$54,521	$—	$(188)	$54,333

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Realized gains and losses on the sale of the Company’s marketable investments were not material in the three and nine months ended September 30, 2018 and 2017.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2018 (in thousands).

	FY 2018	FY 2019	FY2020	Total
Corporate obligations	$19,786	$26,833	$5,776	$52,395

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

As of September 30, 2018
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$26,181	$32	$24,202	$141

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Federal agency obligations	$—	$—	$1,793	$7
Corporate obligations	31,723	149	20,817	32
Total	$31,723	$149	$22,610	$39

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,952	$—	$—	$2,952
Corporate obligations	—	52,395	—	52,395
Total	$2,952	$52,395	$—	$55,347

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$492	$—	$—	$492
Federal agency obligations	—	1,793	—	1,793
Corporate obligations	—	52,540	—	52,540
Total	$492	$54,333	$—	$54,825

(1)	Included in cash and cash equivalents.

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

Refer to Note 2 – Acquisitions for the Company’s discussion on the fair value measurement of the FeedbackNow contingent purchase price, which is a Level 3 financial liability.

Note 5 — Non-Marketable Investments

At September 30, 2018 and December 31, 2017, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $1.8 million and $1.9 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments at September 30, 2018 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were $0.1 million during the nine months ended September 30, 2018 and were immaterial during the three months ended September 30, 2018. Losses were $0.8 million and $1.0 million during the three and nine months ended September 30, 2017, respectively. Losses are included in losses on investments, net in the Consolidated Statements of Income. During the three and nine months ended September 30, 2018, no distributions were received from the funds. During the three months ended September 30, 2017, no distributions were received from the funds. During the nine months ended September 30, 2017, $0.4 million of distributions were received from the funds.

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

Events revenues consist of either ticket or sponsorship sales for a Forrester-hosted event. Each is a single promise that either allows entry to, or grants the right to, promote a product or service at, a specific event. The Company concluded that each of these represents a single performance obligation. The Company recognizes revenue at the completion of the Event, which is the point in time when the customer has received the benefit(s) from attending or sponsoring the Event.

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

Contract Modifications

The Company considers a contract modification to exist when a mutually agreed upon change creates new, or updates existing, enforceable rights and obligations. ASC 606 introduced three specific methods to account for contract modifications depending on the nature of the change(s) in scope or price to the original contract. The new guidance is consistent with how the Company has historically accounted for contract modifications and as a result, does not have an impact on the Company’s results of operations.

The majority of the Company’s contract modifications result in additional or remaining distinct goods and services and are treated on a prospective basis. Under the prospective method, the transaction price is updated to combine the unrecognized amount as of the modification date plus the additional transaction price from the modification. This amount is then re-allocated to the remaining distinct performance obligations and recognized accordingly.

Consulting services contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which is relates, is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the three and nine months ended September 30, 2018, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2018.

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

During the three and nine months ended September 30, 2018, the Company recognized approximately $24.7 million and $128.6 million of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $251.2 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of September 30, 2018.

Cost to Obtain and Fulfill Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $7.2 million and $22.4 million for the three and nine months ended September 30, 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Income tax expense for the nine months ended September 30, 2018 was $4.1 million resulting in an effective tax rate of 29.0% for the period. Income tax expense for the nine months ended September 30, 2017 was $6.3 million resulting in an effective tax rate of 32.6% for the period.  Income tax expense decreased by $2.2 million during the nine months ended September 30, 2018 compared to the prior year period primarily due to a decrease in income before taxes for the 2018 period and a reduction in the federal tax rate due to the Tax Cuts and Jobs Act. These decreases were partially offset by a $1.3 million tax benefit recognized in the 2017 period from the settlement of a tax audit that did not recur in 2018. For the full year 2018, the Company anticipates that its effective tax rate will be approximately 31%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Company calculated its best estimate of the impact of the Act in its prior year end income tax provision in accordance with its understanding of the Act and guidance available at that date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. An immaterial adjustment to the provisional amount was recognized during the nine months ended September 30, 2018.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case. Currently the U.S. Court of Appeals for the Ninth Circuit is reviewing the case and a final decision is yet to be issued. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	18,088	17,747	18,030	17,897
Weighted average common equivalent shares	345	304	323	315
Diluted weighted average common shares outstanding	18,433	18,051	18,353	18,212
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1	27	10	177

Note 9 — Stockholders’ Equity

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2018 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	509	$37.59
Granted	245	44.01
Vested	(193)	36.99
Forfeited	(35)	37.20
Unvested at September 30, 2018	526	$40.83

Stock option activity for the nine months ended September 30, 2018 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2017	937	$35.10
Granted	—	—
Exercised	(267)	34.92
Forfeited	(24)	35.39
Outstanding at September 30, 2018	646	$35.17	5.27	$6,936
Exercisable at September 30, 2018	538	$35.31	4.92	$5,702
Vested and expected to vest at September 30, 2018	646	$35.17	5.27	$6,936

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

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of services and fulfillment	$1,001	$1,088	$3,128	$3,387
Selling and marketing	261	170	752	535
General and administrative	858	920	2,311	2,501
Total	$2,120	$2,178	$6,191	$6,423

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.34%	0.96%	1.80%	0.81%
Expected dividend yield	1.6%	1.9%	1.9%	1.9%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	25%	26%	22%	24%
Weighted average fair value	$10.87	$8.50	$8.72	$8.32

Dividends

In the nine months ended September 30, 2018, the Company declared and paid dividends of $10.8 million consisting of a $0.20 per share dividend in each of the first three quarters of 2018.  In the nine months ended September 30, 2017, the Company declared and paid dividends of $10.2 million consisting of a $0.19 per share dividend in each of the first three quarters of 2017. In October 2018, the Company declared a dividend of $0.20 per share payable on December 26, 2018 to shareholders of record as of December 12, 2018.

Treasury Stock

As of September 30, 2018, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program including $50.0 million authorized in February 2018. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three months ended September 30, 2018, the Company repurchased an insignificant number of shares at an aggregate cost of approximately $0.3 million. In the nine months ended September 30, 2018, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $10.0 million. In the three and nine months ended September 30, 2017, the Company repurchased approximately 0.1 and 1.1 million shares, respectively, of common stock at an aggregate cost of approximately $3.5 and $40.0 million, respectively. From the inception of the program through September 30, 2018, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

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

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2018
Research services revenues
Research	$38,309	$—	$—	$38,309
Connect	12,780	—	—	12,780
Analytics	5,243	—	—	5,243
Total research services revenues	56,332	—	—	56,332

Advisory services and events revenues
Advisory services	—	9,171	154	9,325
Consulting services	2,030	2,517	13,771	18,318
Events	915	—	—	915
Total advisory services and events revenues	2,945	11,688	13,925	28,558
Total segment revenues	59,277	11,688	13,925	84,890
Segment expenses	11,521	12,688	7,012	31,221
Contribution margin (loss)	47,756	(1,000)	6,913	53,669
Selling, marketing, administrative and other expenses				(47,348)
Amortization of intangible assets				(402)
Acquisition and integration cost				(977)
Other income and losses on investments				302
Income before income taxes				$5,244

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2017
Research services revenues
Research	$36,894	$—	$—	$36,894
Connect	12,506	—	—	12,506
Analytics	4,835	—	—	4,835
Total research services revenues	54,235	—	—	54,235

Advisory services and events revenues
Advisory services	—	8,297	81	8,378
Consulting services	2,250	2,082	12,321	16,653
Events	1,103	—	—	1,103
Total advisory services and events revenues	3,353	10,379	12,402	26,134
Total segment revenues	57,588	10,379	12,402	80,369
Segment expenses	9,764	11,953	6,443	28,160
Contribution margin (loss)	47,824	(1,574)	5,959	52,209
Selling, marketing, administrative and other expenses				(45,263)
Amortization of intangible assets				(197)
Acquisition and integration cost				—
Other income and losses on investments				(626)
Income before income taxes				$6,123

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2018
Research services revenues
Research	$114,007	$—	$—	$114,007
Connect	37,882	—	—	37,882
Analytics	14,443	—	—	14,443
Total research services revenues	166,332	—	—	166,332

Advisory services and events revenues
Advisory services	—	29,664	290	29,954
Consulting services	6,079	7,306	40,397	53,782
Events	8,924	—	—	8,924
Total advisory services and events revenues	15,003	36,970	40,687	92,660
Total segment revenues	181,335	36,970	40,687	258,992
Segment expenses	36,534	38,182	20,930	95,646
Contribution margin (loss)	144,801	(1,212)	19,757	163,346
Selling, marketing, administrative and other expenses				(147,589)
Amortization of intangible assets				(770)
Acquisition and integration cost				(1,306)
Other income and losses on investments				410
Income before income taxes				$14,091

			Project
	Products	Research	Consulting	Consolidated
Nine Months Ended September 30, 2017
Research services revenues
Research	$110,550	$—	$—	$110,550
Connect	36,103	—	—	36,103
Analytics	13,900	—	—	13,900
Total research services revenues	160,553	—	—	160,553

Advisory services and events revenues
Advisory services	—	25,889	254	26,143
Consulting services	7,495	6,390	38,496	52,381
Events	8,219	—	—	8,219
Total advisory services and events revenues	15,714	32,279	38,750	86,743
Total segment revenues	176,267	32,279	38,750	247,296
Segment expenses	32,788	36,510	18,886	88,184
Contribution margin (loss)	143,479	(4,231)	19,864	159,112
Selling, marketing, administrative and other expenses				(138,432)
Amortization of intangible assets				(582)
Acquisition and integration cost				—
Other income and losses on investments				(749)
Income before income taxes				$19,349

Note 11 — Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019 and the Company has elected to adopt the standard under a modified retrospective method, in which case the cumulative effect of adopting the standard will be recorded as of January 1, 2019. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. The adoption of this standard is expected to have a material impact on the

Company’s financial position as virtually all leases will be recorded on the balance sheets as a right-of-use asset and a lease liability. We do not expect it to have a material impact on our results of operations or liquidity.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The standard includes changes to fair value transfers and Level 3 fair value disclosures. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about our plans for anticipated increases in, and productivity of, our sales force and headcount, future growth rates, future amortization expenses, future accounting charges, future acquisition and integration costs, future tax rates, future operating cash flows, future dividends, future share repurchases and the adequacy of our cash, marketable investments and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, connect and analytics services, our ability to fulfill existing or generate new project consulting engagements, our ability to realize anticipated benefits from internal reorganizations, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Deferred revenue	$128.4	$132.9	$(4.5)	(3%)
Agreement value	$257.5	$237.8	$19.7	8%
Client retention	74%	76%	(2)	(3%)
Dollar retention	88%	88%	—	—
Enrichment	100%	94%	6	6%
Number of clients	2,357	2,393	(36)	(2%)

The financial information for FeedbackNow has not been incorporated into agreement value, retention, enrichment or client count as of September 30, 2018.

Deferred revenue at September 30, 2018 decreased 3% compared to the prior year and foreign currency fluctuations had an insignificant effect. The decrease in deferred revenue resulted from the implementation of the new revenue standard in the first quarter of 2018 that resulted in an approximate 7% reduction in deferred revenue at September 30, 2018 compared to the prior year.  Excluding the effect of the new revenue standard, deferred revenue would have increased approximately 4% as contract billings exceeded revenue for the period. Agreement value increased 8% at September 30, 2018 compared to the prior year and 7% after adjusting for the effect of foreign currency.  The increase in agreement value was due to both an increase in contract bookings and increased bundling of consulting services with our Research and Connect products in our contracts. Client retention rate decreased 1 percentage point compared with the prior quarter and 2 percentage points compared with the prior year period. Dollar retention rate was flat with the prior quarter and the prior year period. Enrichment rate increased 6 percentage points compared to the prior year and increased 1 percentage point compared to the prior quarter. Enrichment rates have increased in part due to an increase in our bundling of advisory and consulting with other services in the product solutions that we offer to our clients.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Research services	66.4%	67.5%	64.2%	64.9%
Advisory services and events	33.6	32.5	35.8	35.1
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.5	40.4	41.5	40.8
Selling and marketing	36.6	36.4	37.4	36.5
General and administrative	13.2	12.6	12.7	12.4
Depreciation	2.3	2.0	2.3	2.0
Amortization of intangible assets	0.5	0.2	0.3	0.2
Acquisition and integration costs	1.1	—	0.5	—
Income from operations	5.8	8.4	5.3	8.1
Other income, net	0.4	0.2	0.2	0.1
Losses on investments, net	—	(1.0)	—	(0.4)
Income before income taxes	6.2	7.6	5.5	7.8
Income tax expense	1.5	2.7	1.6	2.5
Net income	4.7%	4.9%	3.9%	5.3%

Three and Nine Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$84.9	$80.4	$4.5	6%
Revenues from research services	$56.3	$54.2	$2.1	4%
Revenues from advisory services and events	$28.6	$26.1	$2.5	9%
Revenues attributable to customers outside of the U.S.	$19.8	$19.2	$0.6	3%
Percentage of revenue attributable to customers outside of the U.S.	23%	24%	(1)	(4%)
Number of events	3	3	—	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$259.0	$247.3	$11.7	5%
Revenues from research services	$166.3	$160.6	$5.7	4%
Revenues from advisory services and events	$92.7	$86.7	$6.0	7%
Revenues attributable to customers outside of the U.S.	$61.1	$55.7	$5.4	10%
Percentage of revenue attributable to customers outside of the U.S.	24%	23%	1	4%
Number of events	10	9	1	11%

Total revenues increased 6% and 5% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods and increased 6% and 4%, respectively, after adjusting for the effect of foreign currency fluctuations. The new revenue guidance had the effect of increasing revenue by $0.9 million or 1% during the three months ended September 30, 2018 while reducing revenues by $1.5 million or 1% for the nine months ended September 30, 2018, compared to the prior year periods. Revenues from customers outside the U.S. increased 3% and 10% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods and increased 5% and 6%, respectively, after adjusting for the effects of foreign currency fluctuations. Revenues from customers outside of the U.S. represented 23% and 24% of total revenues for the three and nine months ended September 30, 2018, respectively. After adjusting for the effect of foreign currency fluctuations, revenue from customers outside the U.S. represented 24% and 23% of total revenues during the three and nine months ended September 30, 2018, respectively. The increase in revenues attributable to customers outside of the U.S. during the nine months ended September 30, 2018 was due to an increase in revenues in Canada, Europe and the Asia Pacific region.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 4% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods and the effects of foreign currency fluctuations were insignificant for the three months ended September 30, 2018. Research services revenues increased 3% after adjusting for the effects of foreign currency fluctuations for the nine months ended September 30, 2018. The increase in revenues for the three and nine months ended September 30, 2018 was primarily driven by an increase in demand for the Connect, Research and Analytics products. The new guidance had the effect of increasing research services revenue by $0.6 million or 1% for the three months ended September 30, 2018, while reducing research services revenue by $1.1 million or 1% for the nine months ended September 30, 2018, compared to the prior year periods.

Revenues from advisory services and events increased 9% and 7% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods and increased 10% and 6% after adjusting for the effect of foreign currency fluctuations, respectively. The increase in revenues for the three months ended September 30, 2018 was principally due to increases in Advisory and Consulting revenues, that was partially offset by a decline in Events revenues. The increase in revenues for the nine months ended September 30, 2018 was principally due to increases in Advisory, Consulting and Events revenues. The increase in Events revenues was principally due to ten Events being held during the nine months ended September 30, 2018 compared to nine Events held during the prior year period and higher sponsorship revenues in 2018 compared to the prior year. The new guidance had the effect of increasing advisory services and events revenue by $0.3 million or 1% for the three months ended September 30, 2018, while reducing advisory services and events revenue by $0.4 million or 1% for the nine months ended September 30, 2018, compared to the prior year periods.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$34.4	$32.5	$1.9	6%
Cost of services and fulfillment as a percentage of total revenues	40.5%	40.4%	0.1	—
Service and fulfillment employees (at end of period)	639	593	46	8%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$107.5	$100.8	$6.7	7%
Cost of services and fulfillment as a percentage of total revenues	41.5%	40.8%	0.7	2%

Cost of services and fulfillment expenses increased 6% during the three months ended September 30, 2018 compared to the prior year period. The effect of foreign currency fluctuation was insignificant. The increase in dollars was primarily due to (1) a $1.2 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.4 million increase in Event and travel and entertainment expenses and (3) a $0.2 million increase in software services costs.

Cost of services and fulfillment expenses increased 7% during the nine months ended September 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $4.1 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $1.5 million increase in Event and travel and entertainment expenses resulting from ten Events being held during the nine months ended September 30, 2018 compared to nine during the prior year period, (3) a $0.7 million increase in facilities and software services costs, and (4) a $0.6 million increase in professional services costs primarily due to an increase in costs for the digitization of our Analytics product and increased legal costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$31.1	$29.2	$1.9	6%
Selling and marketing expenses as a percentage of total revenues	36.6%	36.4%	0.2	1%
Selling and marketing employees (at end of period)	577	589	(12)	(2%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$96.8	$90.4	$6.4	7%
Selling and marketing expenses as a percentage of total revenues	37.4%	36.5%	0.9	2%

Selling and marketing expenses increased 6% during the three months ended September 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 7%. The increase in dollars was primarily due to (1) a $1.1 million increase in compensation and benefit costs, resulting principally from an increase in the average cost per employee, annual merit increases and increased sales commission expense, (2) a $0.2 million increase in travel and entertainment expenses, and (3) multiple small increases including an increase in professional services costs and an increase in training and education costs.

Selling and marketing expenses increased 7% during the nine months ended September 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $4.0 million increase in compensation and benefit costs due to an increase in the average cost per employee, annual merit increases and increased sales commission expense, (2) a $1.0 million increase in travel and entertainment expenses primarily resulting from an increase in expense for our annual sales conference, and (3) multiple small increases including an increase in the allowance for doubtful accounts, an increase in facilities and software services costs and an increase in professional services costs.

Subject to the business environment, we expect our sales headcount to be flat to a low single digit decrease in 2018 as compared to the year ended December 31, 2017.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$11.2	$10.1	$1.1	11%
General and administrative expenses as a percentage of total revenues	13.2%	12.6%	0.6	5%
General and administrative employees (at end of period)	202	192	10	5%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$32.9	$30.7	$2.2	7%
General and administrative expenses as a percentage of total revenues	12.7%	12.4%	0.3	2%

General and administrative expenses increased 11% during the three months ended September 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 12%. The increase in dollars was primarily due to (1) a $0.9 million increase in compensation and benefits costs resulting principally from an increase in employees compared to the prior year period (primarily from the acquisition of GlimpzIt), annual merit increases and increased severance costs and (2) a $0.2 million increase in professional services costs due to an increase in consulting services.

General and administrative expenses increased 7% during the nine months ended September 30, 2018 compared to the prior year period and after adjusting for the effect of foreign currency fluctuations, increased 6%. The increase in dollars was primarily due to (1) a $1.6 million increase in compensation and benefits costs resulting principally from an increase in employees compared to the prior year period, annual merit increases and increased severance costs and (2) a $0.8 million increase in professional services costs due to an increase in consulting services and legal costs. The increase was partially offset by a $0.2 million decrease in hiring and relocation costs.

Depreciation

Depreciation expense increased by $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods primarily due to additional software assets being put into service.

Amortization of Intangible Assets

Amortization expense increased by $0.2 million during the three and nine months ended September 30, 2018 compared to the prior year periods due to the recent acquisitions of GlimpzIt and FeedbackNow. We expect amortization expense to increase to a range of $1.2 million to $1.3 million for the year ending December 31, 2018.

Acquisition and Integration Costs

During the three and nine months ended September 30, 2018, we incurred $1.0 million and $1.3 million of acquisition and integration costs, respectively. The charges primarily consisted of accounting and tax professional fees, valuation services and legal fees. We expect acquisition and integration costs to increase to a range of $1.8 million to $2.0 million for the year ending December 31, 2018.

Other Income, Net

Other income, net primarily consists of interest income on our investments as well as losses on foreign currency. The increase in other income, net of $0.2 million during the three and nine months ended September 30, 2018 compared to the prior year periods was primarily due to an increase in interest income.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment losses from our technology-related investment funds. Losses on investments, net decreased $0.8 million and $0.9 million during the three and nine months ended September 30, 2018 respectively, due to a decrease in investment losses incurred by the underlying funds as compared to the prior year periods.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.3	$2.2	$(0.9)	(40%)
Effective tax rate	24.7%	35.4%	(10.8)	(30%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.1	$6.3	$(2.2)	(35%)
Effective tax rate	29.0%	32.6%	(3.6)	(11%)

Income tax expense decreased by $2.2 million during the nine months ended September 30, 2018 compared to the prior year period primarily due to a decrease in income before taxes for the 2018 period and a reduction in the U.S. federal tax rate due to the Tax Cuts and Jobs Act.  These decreases were partially offset by a $1.3 million tax benefit recognized in the 2017 period from the settlement of a tax audit that did not recur in 2018. For the full year 2018, the Company anticipates that its effective tax rate will be approximately 31%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Company calculated its best estimate of the impact of the Act in its prior year end income tax provision in accordance with its understanding of the Act and guidance available at that date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. Any subsequent adjustment to these provisional amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. An immaterial adjustment to the provisional amount was recognized during the nine months ended September 30, 2018.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case. Currently the U.S. Court of Appeals for the Ninth Circuit is reviewing the case and a final decision is yet to be issued. The Company will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2018
Research services revenues
Research	$38,309	$—	$—	$38,309
Connect	12,780	—	—	12,780
Analytics	5,243	—	—	5,243
Total research services revenues	56,332	—	—	56,332

Advisory services and events revenues
Advisory services	—	9,171	154	9,325
Consulting services	2,030	2,517	13,771	18,318
Events	915	—	—	915
Total advisory services and events revenues	2,945	11,688	13,925	28,558
Total segment revenues	59,277	11,688	13,925	84,890
Segment expenses	11,521	12,688	7,012	31,221
Contribution margin (loss)	47,756	(1,000)	6,913	53,669
Year over year revenue change	3%	13%	12%	6%
Year over year expense change	18%	6%	9%	11%

			Project
	Product	Research	Consulting	Consolidated
Three Months Ended September 30, 2017
Research services revenues
Research	$36,894	$—	$—	$36,894
Connect	12,506	—	—	12,506
Analytics	4,835	—	—	4,835
Total research services revenues	54,235	—	—	54,235

Advisory services and events revenues
Advisory services	—	8,297	81	8,378
Consulting services	2,250	2,082	12,321	16,653
Events	1,103	—	—	1,103
Total advisory services and events revenues	3,353	10,379	12,402	26,134
Total segment revenues	57,588	10,379	12,402	80,369
Segment expenses	9,764	11,953	6,443	28,160
Contribution margin (loss)	47,824	(1,574)	5,959	52,209

					Project
	Product		Research		Consulting		Consolidated
Nine Months Ended September 30, 2018
Research services revenues
Research		$114,007		$—		$—		$114,007
Connect		37,882		—		—		37,882
Analytics		14,443		—		—		14,443
Total research services revenues		166,332		—		—		166,332

Advisory services and events revenues
Advisory services		—		29,664		290		29,954
Consulting services		6,079		7,306		40,397		53,782
Events		8,924		—		—		8,924
Total advisory services and events revenues		15,003		36,970		40,687		92,660
Total segment revenues		181,335		36,970		40,687		258,992
Segment expenses		36,534		38,182		20,930		95,646
Contribution margin (loss)		144,801		(1,212)		19,757		163,346
Year over year revenue change		3%		15%		5%		5%
Year over year expense change		11%		5%		11%		8%

			Project
	Product	Research	Consulting	Consolidated
Nine Months Ended September 30, 2017
Research services revenues
Research	$110,550	$—	$—	$110,550
Connect	36,103	—	—	36,103
Analytics	13,900	—	—	13,900
Total research services revenues	160,553	—	—	160,553

Advisory services and events revenues
Advisory services	—	25,889	254	26,143
Consulting services	7,495	6,390	38,496	52,381
Events	8,219	—	—	8,219
Total advisory services and events revenues	15,714	32,279	38,750	86,743
Total segment revenues	176,267	32,279	38,750	247,296
Segment expenses	32,788	36,510	18,886	88,184
Contribution margin (loss)	143,479	(4,231)	19,864	159,112

Product segment revenues increased 3% during the three and nine months ended September 30, 2018 compared to the prior year periods. Research services revenues increased 4% during both the three and nine months ended September 30, 2018, compared to the prior year periods. The increase was primarily driven by an increase in demand for the Connect, Research and Analytics products. The new revenue guidance had the effect of increasing research services revenue by $0.6 million or 1% for the three months ended September 30, 2018 while reducing research services revenue by $1.1 million or 1% for the nine months ended September 30, 2018, compared to the prior year periods. Advisory services and events revenues, which is comprised of Analytics consulting and Events revenues in this segment, decreased 12% and 5% during the three and nine months ended September 30, 2018, respectively compared to the prior year periods. The decrease in advisory services and events revenues during the three months ended September 30, 2018 was primarily due to a $0.2 million decrease in both Analytics consulting revenues and Events revenues. The decrease in advisory services and Events revenues during the nine months ended September 30, 2018 was primarily due to a $1.4 million decrease in Analytics consulting revenues that was partially offset by an $0.7 million increase in Events revenues. The increase in Events revenue was principally due to ten Events being held during the nine months ended September 30, 2018 compared to nine held during the prior year period and higher sponsorship revenues in 2018 compared to the prior year.

Product segment expenses increased 18% and 11% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2018 was primarily due to $1.1 million of expenses due to the acquisition of FeedbackNow that accounts for 11 percentage points of the increase.  In addition, we incurred a $0.5 million increase in compensation and benefit costs due to an increase in the number of employees as well as a $0.2 million increase in Event expenses. The increase in expenses during the nine months ended September 30, 2018 was primarily due to aforementioned FeedbackNow costs of $1.1 million, a $1.7 million increase in compensation and benefit costs due to an increase in the number of employees, a $0.7 million increase in Event expenses due primarily to an increase in the number of Events, as well as a $0.3 million increase in professional services expenses driven by an increase in costs for the digitization of our Analytics products.

Research segment revenues increased 13% and 15% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods driven by an increase in both advisory and consulting revenues. Research segment expenses increased 6% and 5% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increase in expenses during both periods was primarily due to an increase in compensation and benefit costs and the nine months ended September 30, 2018 also included higher travel and entertainment expenses compared to the prior year period.

Project Consulting segment revenues increased 12% and 5% during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods due primarily to growth in revenues from both our content marketing and strategic consulting groups. Project Consulting expenses increased 9% and 11% during the three and nine months ended September 30, 2018, respectively compared to the prior year periods. The increase in expenses during both periods was primarily due to an increase in compensation and benefit costs and the nine months ended September 30, 2018 also included higher travel and entertainment expenses compared to the prior year period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 64% of our revenues during the nine months ended September 30, 2018, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $37.4 million and $36.9 million during the nine months ended September 30, 2018 and 2017, respectively. The $0.5 million increase in cash provided from operations for the nine months ended September 30, 2018 was attributable to a $3.8 million increase in cash generated from working capital, that was partially offset by a $3.3 million decrease in net income combined with the effect of non-cash items.

During the nine months ended September 30, 2018, we used cash in investing activities of $10.4 million, consisting primarily of $9.3 million for the acquisitions of FeedbackNow and GlimpzIt and $3.1 million in purchases of property and equipment, partially offset by $2.0 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2018 consisted primarily of software. During the nine months ended September 30, 2017, we generated $1.4 million of cash from investing activities, consisting primarily of $7.0 million in net proceeds from sales and maturities of marketable investments that was partially offset by $5.8 million of purchases of property and equipment. Property and equipment purchases during 2017 consisted primarily of computer equipment, software and leasehold improvements for our office location in Nashville.

We used $12.0 million of cash in financing activities during the nine months ended September 30, 2018 primarily due to $9.9 million for purchases of our common stock and the payment of quarterly dividends totaling $10.8 million, at $0.20 per share, in each of the first three quarters of 2018, as well as $2.5 million in taxes paid related to net share settlements of restricted stock units, which were partially offset by $11.2 million of proceeds from the exercise of stock options and our employee stock purchase plan. We used $38.8 million of cash in financing activities during the nine months ended September 30, 2017 primarily due to the use of $40.0 million for purchases of our common stock and $10.2 million for the payment of dividends, at $0.19 per share in each of the first three quarters of 2017 as well as $2.5 million in taxes paid related to net share settlements of restricted stock units, which were partially offset by $13.9 million of proceeds from the exercise of stock options and our employee stock purchase plan.

In February 2018, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. As of September 30, 2018 our remaining stock repurchase authorization was approximately $60.1 million. We plan to repurchase our common stock as market conditions warrant.

As of September 30, 2018, we had cash and cash equivalents of $92.1 million and marketable investments of $52.4 million. These balances include $64.0 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. In July 2018, we used $8.0 million of our cash held outside of the U.S. for the acquisition of FeedbackNow.  Future cash payments related to this acquisition are anticipated to utilize cash that is currently held outside of the U.S. We do not currently have a line of credit and do not presently anticipate the need to access a line of credit in the foreseeable future except in the case of a significant acquisition. We believe that our current cash balance, marketable investments, and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2018, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program, including $50.0 million authorized in February 2018. During the quarter ended September 30, 2018, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1 - July 31	7,222	$42.02
August 1 - August 31	—	$—
September 1 - September 30	—	$—
	7,222		$60,097

(1)	All purchases of our common stock were made under the stock repurchase program first announced in 2001.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: November 6, 2018