Form 10-K
period 2018-12-31
FORRESTER RESEARCH, INC.
filed 2019-03-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price as quoted by the Nasdaq National Market as of such date) was approximately $424,000,000.

As of March 4, 2019, 18,411,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2019 Annual Stockholders’ Meeting to be filed subsequently — Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates and operating income, future financial results of SiriusDecisions, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, and the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On January 3, 2019, we acquired SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally.  SiriusDecisions helps companies worldwide by delivering actionable intelligence, transformative frameworks and expert guidance that equip executives to modernize and elevate sales, marketing and product performance.  We believe that the combination of our expertise in strategy with SiriusDecisions’ focus on operational excellence will enable our clients to know what they should do, why they should do it, and how to do it. The acquisition creates several opportunities for us, including cross-selling services to our respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. See Note 15 - Subsequent Events, to the financial statements.  The following description of our business reflects our business as of December 31, 2018 and does not reflect the acquisition of SiriusDecisions, other than as explicitly indicated.

Industry Background

Enterprises struggle to keep up with digitally-savvy, empowered customers and maintain differentiation in a disruption-rich market.  Technology changes and innovations occur at an increasingly rapid pace. Developing comprehensive and coordinated business strategies is increasingly difficult as consumers and businesses adopt new methods of buying and selling, and markets grow increasingly dynamic.

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

Products and Services

We offer our clients a selection of products, services, and engagement opportunities, which we have branded into five categories:  Forrester Research (our core research), Forrester Connect (our peer offerings), Forrester Analytics, Forrester Consulting, and Forrester Events.

Forrester Research

Forrester’s published research and decision tools enable clients to better anticipate and capitalize on the disruptive forces affecting their businesses and organizations.  We believe Forrester Research provides insights and frameworks to drive growth in a complex and dynamic market. Our primary syndicated research product, named Research, provides clients with access to our core syndicated research designed to inform their strategic decision-making. Research includes our Playbooks, a set of integrated reports, tools, and guidance for critical business initiatives, and our Reports, designed to deepen clients’ understanding of market, customer, and technology trends through data-driven reports, case studies, predictions, and strategic road maps.  Our syndicated research also includes The Forrester Wave,TM our primary mechanism for evaluating enterprise technologies. The Forrester Wave provides a detailed analysis of vendors’ technologies and services based on transparent, fully accessible criteria, and measurement of characteristics weighted by us. The Forrester Wave allows clients to compare products and develop a custom shortlist based on the client’s unique requirements.  Since 2017 we have also published Forrester Industry Waves, which evaluate the digital experiences of firms that serve end customers, and Forrester New Waves, which evaluate vendors in emerging markets.

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

Executive Programs

Our Executive Programs provide CMOs and CIOs with personal coaches who help the executives and their teams establish and tackle their most important initiatives. In addition to a Member license for our research offering and one ticket to attend a Forrester Event, our Executive Programs provide on-site strategy workshops, personalized research and analysis, and access to Forrester experts.

We also offer Team Access licenses that allow members of a Leadership Board or Executive Program to assign Member or Reader licenses to individuals within their extended teams to enhance collaboration and access to our Research offerings.

Training and Certification

In 2018 we launched a customer experience (CX) Training and Certification offering, which consists of a six-week online course delivered on a microlearning platform and facilitated by a Forrester course advisor, with optional live one-hour sessions with Forrester analysts.  The initial course, called Foundations, enables CX practitioners and other CX proponents within our clients’ organizations to learn the core skills needed to carry out a CX program aimed at driving business growth, and the certification provides professional recognition to help these individuals stand out as possessing unique skills in the growing field of CX.  Participants in the program engage in hands-on activities that result in deliverables that can be put into practice immediately in their own CX programs.

Forrester Analytics

Our Analytics products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Analytics products and services or choose to have us conduct custom data analysis on their behalf. Our Analytics products and services include:

•

Forrester’s Customer Experience (CX) Index.    The CX Index, which uses Forrester’s rigorous customer experience methodology, is a framework for assessing and measuring the quality of customer experience for nearly 600 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience, along with a Business Impact Simulator tool that models out potential revenue uplift to help guide clients’ investments in customer experience. We offer two Forrester CX Index packages, consisting of an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors and an add-on best-in-class package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build out a CX Index score and deliver our insight recommendations. We deliver the CX Index through an easy-to-use interactive platform that allows clients to customize their CX data based on business needs.

•

Consumer Technographics.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data and analysis for unique insights into how technology impacts their customers’ purchase journey, including the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. We deliver Consumer Technographics through an interactive platform that provides access to the data, insights and analytic tools.  Additionally, clients may have access to a Technographics data insights manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 70,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. We deliver Business Technographics through an interactive platform that provides access to the data, insights and analytic tools. Business Technographics’ clients may also have access to a dedicated data insights manager to assist in utilizing appropriate data to achieve desired outcomes.

•

FeedbackNow.  Acquired in July of 2018, our FeedbackNow solution consists of devices with physical buttons and associated monitoring software that allows companies to measure, analyze, and improve customer experience.  Customers of our clients can provide real-time feedback regarding their experiences by utilizing a simple system of green, yellow and red buttons.   This feedback is provided to our clients instantly via the FeedbackNow platform, where it can be analyzed and used to take immediate action to improve the highlighted experiences and business operations.

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

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe, Asia, and Australia. Our sales organization is organized into five groups based on client size, geography and market potential. Our Premier group focuses on our largest vendor and end user clients across the globe and our Core group focuses on small to mid-sized vendor and end user clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies.  Our International Business Development group sells our products and services through independent sales representatives in select international locations.  We employed 528 sales personnel as of December 31, 2018 compared to 539 sales personnel employed as of December 31, 2017. We also sell select Research products directly online through our website.

In 2018, we substantially completed the work commenced in 2016 to evolve our customer engagement model to better serve and engage our clients and prospects and drive profitable growth, extending the model to our European and Asia Pacific groups. Our sales process has moved to a model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups.  We believe that our customer engagement model changes will improve client and dollar retention and enrichment and accelerate growth.

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

As of December 31, 2018, our products and services were delivered to more than 2,300 client companies. No single client company accounted for more than 3% of our 2018 revenues.

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

We track the agreement value of contracts to purchase our services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all such contracts in force at a given time (excluding contracts that consist solely of advisory and consulting services and the value of Forrester Events sponsorships included in all contracts), without regard to how much revenue has already been recognized. Agreement value increased 10% to $266.3 million at December 31, 2018 from $242.9 million at December 31, 2017.

Competition

We compete principally in the market for research, data, and advisory services, with an emphasis on customer behavior, customer experience, and the deployment of business technology to win, serve and retain customers.  We believe that the principal competitive factors in the markets we participate in include:

•	the ability to offer products and services that meet the changing needs of organizations and their executives for research, data, and advisory services;
•	comprehensive global data and insights on customer behavior;
•	independent analysis and opinions;
•	the ability to render our services in digital forms;
•	the pricing and packaging of our products and services; and
•	customer service, including the quality of professional interactions with our clients.

We believe we compete favorably on these factors due to:

•	our differentiated Age of the Customer strategy and portfolio of complementary Age of the Customer products and services;
•	our research methodology;
•	our experience with and focus on emerging technologies;
•	our history of providing research and executable advice on the impact of technology on business; and
•	our growing ability to deploy digital products.

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

Employees

As of December 31, 2018, we employed a total of 1,432 persons, including 559 Research, Connect, Analytics, Consulting and Events staff and 528 sales personnel.

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

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 32% of our total revenues in both 2018 and 2017. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of the acquisitions.  The success of our recent acquisitions of SiriusDecisions, FeedbackNow and GlimpzIt will depend in part on our ability to realize the anticipated business opportunities from combining the operations of these companies with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of any of these companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the transactions, and our business, results of operations and financial condition could be materially and adversely affected. In addition, our diligence process may have failed to identify significant problems, liabilities or other challenges, and the contractual remedies under the SiriusDecisions purchase agreement and the related representations and warranties insurance policy we purchased prior to the acquisition of SiriusDecisions may not adequately protect or compensate us, which could have an adverse effect on our results of operations and financial condition.

We have outstanding debt which could materially restrict our business and adversely affect our financial condition, liquidity and results of operations. In connection with the SiriusDecisions acquisition, we entered into a credit agreement (the "Credit Agreement") that provides for a $125 million term loan facility and a $75 million revolving credit facility. All of the proceeds of the term loans and $50 million borrowed under the revolving credit facility were used to pay a portion of the purchase price of the acquisition. The debt service requirements of these credit arrangements could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the Credit Agreement could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

We Have Undergone Substantial Internal Reorganizations.  As part of our “Age of the Customer” strategy, we have implemented significant sales and other organizational change.  Our customer engagement model has moved to a structure where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups. These changes are designed to improve our retention and enrichment rates and accelerate growth.  In 2017, we substantially completed the roll-out of the new model in North America, and in 2018 we extended it to our European and Asia Pacific groups.  We have incurred material expenses in connection with these actions. If the changes we are implementing do not have the desired outcomes, this could have an adverse effect on our results of operations and financial condition.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    As of December 31, 2018, we have clients in approximately 60 countries and approximately 23% of our revenue comes from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union.  Our London office serves as our European headquarters and is our second largest location in terms of headcount.  The decision of the United Kingdom to exit from the European Union (generally referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding both this office and our business generally, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. Brexit also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Any of these effects of Brexit, among others, could materially adversely affect our results of operations and financial condition.

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

We May be Subject to Network Disruptions or Security Breaches that Could Damage Our Reputation and Harm Our Business and Operating Results.    We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

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

Privacy Laws.    Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing.  For example, the European Union General Data Protection Regulation (GDPR) became enforceable on May 25, 2018.  Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

Fluctuations in Our Operating Results.    Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology and research, data and advisory services spending in the marketplace and general economic conditions.
•	The timing and size of new and renewal memberships for our products and services from clients.
•	The utilization of our advisory services by our clients.
•	The timing of revenue-generating events sponsored by us.
•	The introduction and marketing of new products and services by us and our competitors.
•	The hiring and training of new research and data professionals, consultants, and sales personnel.
•	Changes in demand for our research, data and advisory services.
•	Fluctuations in currency exchange rates.
•	An increase in the interest rates applicable to our outstanding debt obligations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in the United States.  The changes included in the Act are broad and complex.  The final transition impacts of the Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  Our estimated impacts of the new law are based on our current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results in future periods and our further analysis of the Act.

Concentration of Ownership.    Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 42% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Nashville, Wilton, Connecticut (the SiriusDecisions headquarters), Amsterdam, Frankfurt, London, Paris, New Delhi, Singapore and Lausanne, Switzerland. Our San Francisco lease is for approximately 19,000 square feet, with a term that expires June 30, 2022. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021. The Wilton lease is for approximately 42,000 square feet, with an initial term that expires July 31, 2020. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2017, quarterly dividends of $0.19 per common share were declared and paid in each of the four quarters during the year. During 2018, quarterly dividends of $0.20 per common share were declared and paid in each of the four quarters during the year. On November 27, 2018, in conjunction with the announcement of the acquisition of SiriusDecisions, Forrester announced the indefinite suspension of its quarterly dividend program beginning in fiscal year 2019. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 4, 2019 there were approximately 30 stockholders of record of our common stock. On March 4, 2019 the closing price of our common stock was $49.54 per share.

Through 2018, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program including $50.0 million authorized in February 2018. As of December 31, 2018, we had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million, with no repurchases in the three months ended December 31, 2018.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2013 through December 31, 2018 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statement of Income Data
Research services	$228,399	$216,471	$215,216	$210,268	$207,517
Advisory services and events	129,176	121,202	110,879	103,458	104,545
Total revenues	357,575	337,673	326,095	313,726	312,062
Income from operations	22,425	27,549	30,774	18,827	18,213
Other income and gains (losses) on investments, net	1,100	(178)	(65)	493	176
Net income	$15,380	$15,140	$17,651	$11,996	$10,865
Basic income per common share	$0.85	$0.84	$0.98	$0.67	$0.58
Diluted income per common share	$0.84	$0.83	$0.97	$0.66	$0.57
Basic weighted average shares outstanding	18,091	17,919	17,984	17,927	18,713
Diluted weighted average shares outstanding	18,380	18,240	18,269	18,143	19,007

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$140,296	$134,123	$138,105	$101,106	$104,535
Working capital	46,108	41,766	45,962	15,274	26,298
Total assets	353,524	345,200	335,785	318,991	332,707
Deferred revenue	135,332	145,207	134,265	140,676	144,568
Total liabilities	201,924	204,011	185,749	191,689	191,105
Cash dividends declared	14,502	13,631	12,987	12,179	11,962

Cash dividends in 2018, 2017, 2016, 2015 and 2014 represent quarterly dividends of $0.20, $0.19, $0.18, $0.17 and $0.16 per common share declared and paid during 2018, 2017, 2016, 2015 and 2014, respectively.

The following items impact the comparability of our consolidated data:

•

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers - ASC 606, using the modified retrospective method. The reported results for 2018 reflect the application of ASC 606, while the reported results for prior years reflect the application of the prior revenue standard - ASC 605, Revenue Recognition. Adoption of ASC 606 had the following effects on our 2018 financial results:

o

an increase of $1.6 million in total revenues for the year ended December 31, 2018 of which $1.3 million related to revenues from research services revenues and $0.3 million related to revenues from advisory services and events.

o	an increase in net income and diluted income per share for the year ended December 31, 2018 by $1.4 million and $0.08, respectively.
o	an increase in working capital as of December 31, 2018 of $4.6 million.
o	a decrease in deferred revenue as of December 31, 2018 of $14.0 million

•

On December 22, 2017, the Tax Cuts and Jobs Act was enacted resulting in a decrease in the U.S. corporate tax rate from 35% to 21% for the year ended December 31, 2018 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result, we have recorded amounts related to the remeasurement of federal deferred tax assets and liabilities of $1.2 million and the one-time transition tax of $0.8 million, of which $0.4 million and $1.6 million was recognized during 2018 and 2017, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from memberships of our Research, Connect and Analytics products and services, licensing electronic “reprints” of our Research, performing advisory services and consulting projects, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. Billings for licensing of reprints are initially recorded as deferred revenue. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. Clients purchase advisory and consulting services independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

As previously noted, on January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. Pursuant to the terms of the merger agreement, the Company paid $247.3 million at closing, which included the purchase price of $245.0 million plus estimated cash acquired, reduced by certain working capital items. Net cash paid, which accounts for the cash acquired of $7.2 million, was $240.1 million. We paid for the acquisition with $175 million of debt and cash on hand. SiriusDecisions helps companies worldwide by delivering actionable intelligence, transformative frameworks and expert guidance that equip executives to modernize and elevate sales, marketing and product performance.  See Note 15 - Subsequent Events to the financial statements for more information on the acquisition. Accordingly, this management discussion and analysis of financial condition and results of operations does not include a discussion of SiriusDecisions, other than as explicitly indicated. On or before March 21, 2019, we intend to file a Form 8-K/A that will include (1) an unaudited pro forma combined balance sheet as of December 31, 2018 showing the combination of Forrester and SiriusDecisions as if the acquisition was completed on December 31, 2018 and (2) an unaudited pro forma combined statement of income for the year ended December 31, 2018 showing the combination of Forrester and SiriusDecisions as if the acquisition was completed on January 1, 2018.

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

Deferred revenue, agreement value, client retention, dollar retention, enrichment and number of clients are metrics that we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts, provide a significant measure of our business activity. We define these metrics as follows:

•	Deferred revenue — billings in advance of revenue recognition as of the measurement date.
•

Agreement value — the total revenues recognizable from all contracts to purchase our services in force at a given time (excluding contracts that consist solely of advisory or consulting services and the value of Event sponsorships included in all contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at December 31, 2018.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Deferred revenue	$135.3	$145.2	$(9.9)	(7%)
Agreement value	$266.3	$242.9	$23.4	10%
Client retention	74%	76%	(2)	(3%)
Dollar retention	88%	88%	—	—
Enrichment	101%	96%	5	5%
Number of clients	2,353	2,409	(56)	(2%)

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Deferred revenue	$145.2	$134.3	$10.9	8%
Agreement value	$242.9	$238.4	$4.5	2%
Client retention	76%	75%	1	1%
Dollar retention	88%	87%	1	1%
Enrichment	96%	93%	3	3%
Number of clients	2,409	2,432	(23)	(1%)

The financial information for FeedbackNow has not been incorporated into agreement value, retention, enrichment or client count as of December 31, 2018.

Deferred revenue at December 31, 2018 decreased 7% compared to the prior year and decreased 6% after adjusting for the effect of foreign currency fluctuations. The decrease in deferred revenue resulted from the implementation of the new revenue standard in the first quarter of 2018 that resulted in an approximate 10% reduction in deferred revenue at December 31, 2018 compared to the prior year. Under old GAAP, deferred revenue would have increased approximately 3% as contract billings exceeded revenue for the period.  Agreement value at December 31, 2018 increased 10% compared to the prior year and increased 8% after adjusting for the effect of foreign currency fluctuations, representing an increase in the related contract bookings for the year and increased bundling of consulting services with our Research and Connect products.

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

Dollar retention rates increased 1 percentage point during 2017 to 88% and remained essentially flat during 2018. Client retention rates increased 1 percentage point during 2017 and then declined throughout 2018 by a total of 2 percentage points. Our enrichment metric increased by 3 percentage points during 2017 and continued to improve in each sequential quarter of 2018 resulting in a 5 percentage point improvement during 2018. Enrichment has increased in part due to an increase in our bundling of advisory and consulting services with our subscription products in the product solutions that we offer to our clients.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-marketable investments, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. For a discussion of our other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements beginning on page 42.

•

Revenue Recognition.    We generate revenues from memberships to our Research, Connect and Analytics products and services, licensing electronic reprints of our Research, performing advisory services and consulting projects and hosting Events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk and experience selling to similarly situated customers.

Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service or a combination of multiple promises to transfer products or services. We evaluate the existence of multiple performance obligations within our products and services by using judgement to determine if the customer can benefit from each contractual promise on its own or together with other readily available resources and if the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation. Revenues from contracts that contain multiple products or services are allocated among the separate performance obligations on a relative basis according to their standalone selling prices. We obtain the standalone selling prices of our products and services based upon an analysis of standalone sales of these products and services during the year. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price, taking into consideration available market conditions, factors used to set list price(s), pricing of similar products, and internal pricing objectives.

The majority of our research services revenues, including our Research, Connect and Analytics subscription products, are recognized ratably over the term of the contract. Certain research services revenues, including revenues from sales of reprints, are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized at the point in time the customer receives the agreed upon deliverable and consulting project revenues are recognized over time as the services are provided. Event revenues are recognized upon completion of the Event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenues.

Our Research subscription products include access to all or a designated portion of our research, and depending on the type of license, unlimited phone or email analyst inquiry, and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as a single performance obligation. Annual subscriptions for Leadership Boards include access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. Leadership Boards are accounted for as two performance obligations: (1) the Event ticket and (2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each obligation based upon their standalone selling prices, which are determined based on standalone sales of Event tickets and the estimated selling price of the remaining services. Our Analytics subscription products include access to designated survey data products and access to a data advisor, which are delivered throughout the contract period and are accounted for as a single performance obligation. Certain of our Analytics subscription products also include advisory services and these products are accounted for as two performance obligations: (1) the subscription and data advisor and (2) the advisory services. Arrangement consideration is allocated to each obligation based upon its standalone selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining Analytics services.

We are required to estimate the amount of prepaid performance obligations that will expire unused and recognize revenue for that estimate over the same period the related rights are exercised by our customers. This assessment requires judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing and customer engagement will have on actual expirations. We update the estimates used to recognize unexercised rights on a quarterly basis.

We use judgment to determine the type of costs to obtain our contracts that can be capitalized, primarily commissions. Our revenue recognition determines the timing of commission expenses, as commissions are earned during the month a contract is signed and are deferred and recognized as expense as the related revenue is recognized. We evaluate the recoverability of deferred commissions at each balance sheet date.

•

Non-Marketable Investments.    We hold minority interests in technology-related investment funds with a book value of $2.5 million at December 31, 2018. These investment funds are not publicly traded, and, therefore, because no established market for these securities exists, the estimate of the fair value of our investments requires significant judgment. These investments are accounted for using the equity method, and as such we record our share of the investee’s operating results each period. We review the fair value of our investments on a regular basis to evaluate whether an other-than-temporary impairment in the investment has occurred. We record impairment charges when we believe that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2018, we had $90.1 million of goodwill and intangible assets with finite lives recorded on our Consolidated Balance Sheet. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting unit’s carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance. Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2018 utilizing a quantitative assessment and concluded that the fair values of each of our reporting units continues to significantly exceed their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2018 consist of acquired customer relationships, acquired technology, and trade names and were valued according to the future cash flows they are estimated to produce. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. No such events or circumstances occurred during 2018. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2018, 2017 and 2016

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2018	2017	2016
Revenues:
Research services	63.9%	64.1%	66.0%
Advisory services and events	36.1	35.9	34.0
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.0	40.5	39.3
Selling and marketing	36.9	36.7	35.9
General and administrative	12.3	12.4	12.4
Depreciation	2.2	2.0	2.4
Amortization of intangible assets	0.3	0.2	0.3
Acquisition and integration costs	1.0	—	—
Reorganization costs	—	—	0.3
Income from operations	6.3	8.2	9.4
Other income, net	0.2	—	0.2
Gains (losses) on investments, net	0.1	(0.1)	(0.2)
Income before income taxes	6.6	8.1	9.4
Income tax provision	2.3	3.6	4.0
Net income	4.3%	4.5%	5.4%

2018 compared to 2017

Revenues

			Absolute	Percentage
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$357.6	$337.7	$19.9	6%
Revenues from research services	$228.4	$216.5	$11.9	6%
Revenues from advisory services and events	$129.2	$121.2	$8.0	7%
Revenues attributable to customers outside of the U.S.	$83.4	$77.6	$5.8	7%
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—	—
Number of clients (at end of period)	2,353	2,409	(56)	(2%)
Number of events	15	14	1	7%

Total revenues increased 6% during 2018 compared to 2017 and foreign currency fluctuations had an insignificant effect. The new revenue standard had the effect of increasing revenue by $1.6 million, or 1% compared to the prior year period. Revenues from customers outside of the U.S. increased 7% during 2018 compared to the prior year and increased 6% after adjusting for the effect of foreign currency fluctuations, representing 23% of total revenues in 2018 and reflecting strong growth in the Asia Pacific region and Canada, partially offset by a low growth rate in Europe.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 6% during 2018 compared to the prior year and increased by 5% after adjusting for the effect of foreign currency fluctuations.  The increase reflects growth in our Research, Connect and Analytics products. The growth in our Analytics product was entirely due to the acquisition of FeedbackNow. The new revenue standard had the effect of increasing research services revenue by $1.3 million, or 1% compared to the prior year period.

Revenues from advisory services and events increased 7% during 2018 compared to the prior year and increased by 6% after adjusting for the effect of foreign currency fluctuations. The increase was due to strong growth in both advisory and Events revenues, partially offset by slower growth in consulting revenues. The increase in Events revenues was principally due to 15 Events being held in 2018 compared to 14 Events held during the prior year period, and higher sponsorship revenues in 2018 compared to the prior year. The new revenue standard had the effect of increasing advisory services and events revenue by $0.3 million, or 0.3% compared to the prior year period.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$146.5	$136.9	$9.6	7%
Cost of services and fulfillment as a percentage of total revenues	41.0%	40.5%	0.5	1%
Service and fulfillment employees (at end of period)	639	602	37	6%

Cost of services and fulfillment expenses increased 7% in 2018 compared to 2017 and foreign currency fluctuations had an insignificant effect on the growth rate. The increase in dollars was primarily due to (1) a $5.7 million increase in compensation and benefit costs, resulting from a 4% increase in the average number of employees, annual merit increases compared to the prior year, and $1.1 million from the FeedbackNow acquisition, (2) a $1.2 million increase in Event costs due primarily from 15 Events held in 2018 compared to 14 held during the prior year, (3) a $1.0 million increase in professional services costs primarily due to an increase in costs for the digitization of our Analytics product, equipment and third-party costs related to FeedbackNow revenue, (4) a $0.8 million increase in travel costs to support the increase in revenue, and (5) a $0.8 million increase in software services costs, equipment and facilities costs.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$131.8	$123.9	$7.9	6%
Selling and marketing expenses as a percentage of total revenues	36.9%	36.7%	0.2	1%
Selling and marketing employees (at end of period)	590	597	(7)	(1%)

Selling and marketing expenses increased 6% in 2018 compared to 2017 and foreign currency fluctuations had an insignificant effect on the growth rate.  The increase in dollars was primarily due to (1) a $4.9 million increase in compensation and benefit costs resulting from an increase in the average cost per employee, annual merit increases and increased sales commission expense, (2) a $1.3 million increase in travel and entertainment expenses primarily resulting from an increase in expense for our annual sales conference, and (3) multiple small increases including an increase in the allowance for doubtful accounts and an increase in professional services costs.  We intend to increase our sales employees by approximately 3% to 5% during 2019 as compared to 2018, excluding the effect of the SiriusDecisions acquisition.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$43.9	$41.9	$2.0	5%
General and administrative expenses as a percentage of total revenues	12.3%	12.4%	(0.1)	(1%)
General and administrative employees (at end of period)	203	193	10	5%

General and administrative expenses increased 5% in 2018 compared to 2017 and after adjusting for the effect of foreign currency fluctuations, increased 4%. The increase in dollars was primarily due to (1) a $2.0 million increase in salaries and benefits resulting from a 4% increase in the average number of employees (primarily from the acquisition of GlimpzIt), annual merit increases, and an increase in severance costs, and (2) a $0.5 million increase in professional services costs due to an increase in consulting services and legal costs. These increases were partially offset by a $0.3 million decrease in hiring and relocation costs.

Depreciation

Depreciation expense increased by $1.3 million to $7.9 million in 2018 as compared to $6.6 million in 2017 primarily due to additional software assets being put into service.

Amortization of Intangible Assets

Amortization expense increased by $0.4 million in 2018 as compared to 2017 due to the acquisitions of GlimpzIt and FeedbackNow. We expect amortization expense related to our intangible assets as of December 31, 2018 to be approximately $0.9 million for the year ending December 31, 2019.

Acquisition and Integration Costs

During the year ended December 31, 2018, we incurred $3.8 million of acquisition and integration costs. These costs consist of the direct and incremental costs to acquire and integrate the companies as well as certain fair value adjustments related to the acquisitions. The charges primarily consisted of accounting and tax professional fees, valuation services, legal fees, and the increase in the value of the contingent purchase price for FeedbackNow.

Income from Operations

Income from operations decreased $5.1 million, or 19% during 2018 as compared to the prior year and decreased to 6.3% of total revenues in 2018 from 8.2% in the prior year. The contraction in income from operations as a percentage of total revenues in 2018 was primarily due to the $3.8 million of acquisition and integration costs during 2018, which represented 1% of total revenues. In addition, cost of services and fulfillment as a percentage of total revenues increased by 50 basis points in 2018 compared to 2017, which was primarily due to the FeedbackNow acquisition.

Other Income, Net

Other income, net primarily consists of interest income on our marketable investments as well as gains and losses on foreign currency. The increase in other income, net during 2018 was due to an increase in interest income of $0.3 million as compared to 2017.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. The increase during 2018 was due to an investment gain of $0.6 million in 2018 recognized by the underlying funds as compared to an investment loss of $0.6 million in the prior year.

Provision for Income Taxes

			Absolute	Percentage
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$8.1	$12.2	$(4.1)	(33%)
Effective tax rate	34.6%	44.7%	(10.1)	(23%)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provided a measurement period of one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. We have recorded the income tax effect of the Act for the remeasurement of federal deferred tax assets and liabilities of $1.2 million of tax expense and the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $0.8 million (based on cumulative foreign earnings of $22.6 million), of which $0.4 million and $1.6 million was recognized during 2018 and 2017, respectively.

The decrease in the effective tax rate during 2018 as compared to the prior year was primarily due to the reduction in the corporate tax rate from 35% to 21% in 2018 due to the Act (as described above) and the reduction in the tax expense recognized for the implementation of the Act in 2018 as compared to 2017, as described above. In addition, 2017 included a 3.9% increase in our tax rate due to a change in our valuation allowance related to losses on investments. These decreases were partially offset by (1) an increase in non-deductible expenses during 2018 related to acquisition expenses and changes due to the Act, and (2) by a positive audit settlement in 2017 that did not recur in 2018.

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

Total revenues increased 4% during 2017 compared to 2016 and 3% after adjusting for the effect of foreign currency fluctuations. Revenues from customers outside of the U.S. increased 5% during 2017 compared to the prior year and remained at 5% after adjusting for the effect of foreign currency fluctuations, representing 23% of total revenues in 2017 and reflecting strong growth in the Asia Pacific region, partially offset by low growth rates in Canada and Europe.

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

Reorganization Costs

During 2016, we incurred $1.0 million of severance and related benefits costs for a reduction in our workforce implemented and completed in the first quarter of 2016, that included approximately 2% of employees across various geographies and functions. All costs under this plan were paid during 2016.

Income from Operations

Income from operations decreased $3.2 million or 10% during 2017 as compared to the prior year and decreased to 8.2% of total revenues in 2017 from 9.4% in the prior year. The contraction in income from operations as a percentage of total revenues in 2017 was due to operating expenses increasing by 5% compared to revenue growth of only 4%.  The primary cause of the operating expense increase was a 6% increase in compensation and benefits during 2017 as compared to 2016. Although our year-end headcount increased by only 1% compared to 2016, our average headcount for the year increased by 3%. In addition to the headcount increase, we incurred an increase in incentive compensation during 2017.

Other Income, Net

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

Segment Results

The Product segment includes the costs of the product management organization that is responsible for pricing and packaging and the launch of new products. In addition, this segment includes the costs of our Analytics, Connect and Events organizations. Revenue in this segment includes all of our revenue (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

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

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2018
Research services revenues
Research	$157,669	$—	$—	$157,669
Connect	50,820	—	—	50,820
Analytics	19,910	—	—	19,910
Total research services revenues	228,399	—	—	228,399

Advisory services and events revenues
Advisory services	—	41,086	478	41,564
Consulting services	8,649	10,027	55,465	74,141
Events	13,471	—	—	13,471
Total advisory services and events revenues	22,120	51,113	55,943	129,176
Total segment revenues	250,519	51,113	55,943	357,575
Segment expenses	50,551	51,129	27,981	129,661
Contribution margin (loss)	199,968	(16)	27,962	227,914
Year over year revenue change	5%	13%	3%	6%
Year over year expense change	12%	5%	10%	9%

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2017
Research services revenues
Research	$148,935	$—	$—	$148,935
Connect	48,798	—	—	48,798
Analytics	18,738	—	—	18,738
Total research services revenues	216,471	—	—	216,471

Advisory services and events revenues
Advisory services	—	36,074	320	36,394
Consulting services	10,132	8,980	53,941	73,053
Events	11,755	—	—	11,755
Total advisory services and events revenues	21,887	45,054	54,261	121,202
Total segment revenues	238,358	45,054	54,261	337,673
Segment expenses	45,205	48,812	25,477	119,494
Contribution margin (loss)	193,153	(3,758)	28,784	218,179
Year over year revenue change	1%	1%	18%	4%
Year over year expense change	9%	3%	10%	7%

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues
Research	$147,576	$—	$—	$147,576
Connect	47,291	—	—	47,291
Analytics	20,349	—	—	20,349
Total research services revenues	215,216	—	—	215,216

Advisory services and events revenues
Advisory services	—	34,392	590	34,982
Consulting services	9,547	10,239	45,284	65,070
Events	10,827	—	—	10,827
Total advisory services and events revenues	20,374	44,631	45,874	110,879
Total segment revenues	235,590	44,631	45,874	326,095
Segment expenses	41,528	47,496	23,141	112,165
Contribution margin (loss)	194,062	(2,865)	22,733	213,930

Product segment revenues increased 5% during 2018 compared to the prior year. Research services revenues increased 6% during 2018 compared to the prior year, reflecting growth in our Research, Connect and Analytics products. The growth in our Analytics product was entirely due to the acquisition of FeedbackNow. The new revenue standard had the effect of increasing research services revenue by $1.3 million, or 1% during 2018 compared to the prior year period. Advisory services and events revenues, which includes Analytics consulting and Events revenues in this segment, increased $0.2 million, or 1%, during 2018 compared to the prior year period due to a $1.7 million increase in Events revenues that was partially offset by a $1.5 million decrease in Analytics consulting revenues.  Product segment expenses increased 12% during 2018 compared to the prior year period. The acquisition of FeedbackNow accounted for 4 percentage points, or $1.9 million of the increase. In addition, we incurred a $1.9 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and incentive bonuses, and Event costs increased by $1.1 million in 2018 due primarily to holding 15 events in 2018 compared to 14 in 2017.

Product segment revenues increased 1% during 2017 compared to the prior year. Research services revenues increased 1% during 2017 compared to the prior year, reflecting growth in our Connect and Research products partially offset by a decline in revenue in our Analytics products. Advisory services and events revenues increased $1.5 million, or 7%, during 2017 compared to the prior year due to a $0.9 million increase in Events revenues and a $0.6 million increase in Analytics consulting.  Product segment expenses increased 9% during 2017 compared to the prior year period due to a $2.3 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and incentive bonuses.  In addition, Event costs increased by $0.8 million in 2017 due to the holding of larger events, and professional services costs increased by $0.5 million due to increased spending on the digitization of our Analytics products.

Research segment revenues increased 13% during 2018 compared to the prior year due to growth in both advisory and consulting revenues. Research segment expenses increased by 5% compared to the prior year due primarily to a $1.8 million increase in compensation and benefit costs due an increase in headcount, annual merit increases, and incentive bonuses.

Research segment revenues increased 1% during 2017 compared to the prior year due to an increase in advisory revenues that was partially offset by a decrease in consulting revenues. The decrease in consulting revenues was due to the consultants in the Project Consulting segment delivering a greater portion of our consulting revenue. Research segment expenses increased by 3% compared to the prior year due primarily to a $1.5 million increase in compensation and benefit costs due an increase in headcount, annual merit increases, and incentive bonuses.

Project Consulting segment revenues increased 3% during 2018 compared to the prior year as our content marketing group delivered strong revenue growth while our strategy consulting group experienced more moderate growth.  Project Consulting segment expenses increased 10% during 2018 compared to the prior year due primarily due to a $2.0 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and incentive bonuses during 2018. We also incurred increases in professional services and travel and entertainment expenses compared to prior year.

Project Consulting segment revenues increased 18% during 2017 compared to the prior year as our content marketing group delivered strong revenue growth while our strategy consulting group experienced more moderate growth.  Project Consulting segment expenses increased $2.3 million, or 10%, during 2017 compared to the prior year due primarily to a $1.4 million increase in compensation and benefit costs due to an increase in headcount, annual merit increases, and incentive bonuses during 2017. There was also a $0.8 million increase in travel and entertainment and outsource fees due to the increased delivery of consulting engagements during the year.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 64% of our revenues during 2018, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $38.4 million and $37.5 million during the years ended December 31, 2018 and 2017, respectively. The $0.9 million increase in cash provided from operations during 2018 is primarily attributable to (1) a $3.7 million increase in cash generated from the change in accounts receivable and deferred revenue, which resulted from cash collections exceeding revenue during 2018 in contrast to revenue exceeding cash collections during 2017, (2) a $3.0 million decrease in net income combined with the effect of non-cash items, and (3) a $0.2 million increase in cash from working capital.

During 2018, we generated $40.0 million of cash from investing activities, consisting primarily of $54.4 million in net sales and maturities of marketable investments as we liquidated our entire portfolio of marketable securities during December 2018 to fund the SiriusDecisions acquisition. We used $9.3 million for the acquisitions of FeedbackNow and GlimpzIt and also used $5.1 million for purchases of property and equipment during 2018. Property and equipment purchases during 2018 consisted primarily of software. During 2017, we used $1.0 million of cash for investing activities, consisting primarily of $7.9 million of purchases of property and equipment, which was partially offset by $6.5 million in net sales and maturities of marketable investments. Property and equipment purchases during 2017 consisted primarily of software and leasehold improvements for our Nashville office.

We used $14.0 million of cash from financing activities during 2018 primarily due to $14.5 million for the payment of quarterly dividends, consisting of a $0.20 per share dividend each quarter, $9.9 million for purchases of our common stock and $2.5 million in taxes paid related to net share settlements of restricted stock units. These uses were partially offset by $13.0 million of proceeds received from the exercise of stock options and our employee stock purchase plan. We used $37.6 million of cash from financing activities during 2017 primarily due to $40.0 million for purchases of our common stock and $13.6 million for the payment of quarterly dividends, consisting of a $0.19 per share dividend each quarter, as well as $2.5 million in taxes paid related to net share settlements of restricted stock units. These uses were partially offset by $18.5 million of proceeds received from the exercise of stock options and our employee stock purchase plan. As a result of the acquisition of SiriusDecisions on January 3, 2019 and the related debt incurred to fund the acquisition, we have suspended our dividend program and plan to substantially reduce or eliminate repurchases of our common stock during 2019. We anticipate using excess cash flow during 2019 to reduce the amount outstanding on our revolving credit facility and to pay the scheduled principal payment of $6.3 million on our term loans. We also anticipate paying approximately $3.1 million of deferred acquisition purchase price for the FeedbackNow acquisition during 2019.

In February 2018, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. As of December 31, 2018, our remaining stock repurchase authorization was approximately $60.1 million.

As of December 31, 2018, we had cash and cash equivalents of $140.3 million. This balance includes $39.9 million held outside of the U.S. In December 2018, we repatriated approximately $21 million of cash to the U.S. to help fund the SiriusDecisions acquisition, which required us to accrue and pay an immaterial amount of U.S. state taxes. For the remaining funds outside of the U.S., if they are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2018, we had future contractual obligations as follows:

Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
	(In thousands)
Operating leases (1)	$73,035	$12,498	$11,762	$10,145	$8,552	$7,856	$22,222
Fair value of contingent consideration (2)	4,196	1,759	2,437	—	—	—	—
Acquisition holdbacks	2,304	1,305	999	—	—	—	—
Purchase commitments (3)	12,805	10,291	2,514	—	—	—	—
	$92,340	$25,853	$17,712	$10,145	$8,552	$7,856	$22,222

(1)	Operating leases comprise of future minimum rental commitments under non-cancellable property leases.
(2)	Refer to Footnote 6 – Fair Value Measurements for the assumptions used to estimate the future amounts owed.
(3)	Purchase commitments principally comprise of contractual commitments for software, outsourced research services and Event venues.

As of December 31, 2018, $0.4 million of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in foreign currency exchange rates. We have historically not used derivative financial instruments.

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the years ended December 31, 2018 and 2017, we incurred foreign currency exchange losses of $0.6 million. For the year ended December 31, 2016, we incurred foreign currency exchange gains of $0.1 million. Historically, we have not entered into any hedging agreements as we have assessed our exposure to sudden changes in foreign currency exchange rates to be insignificant. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2018 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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

March 8, 2019

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$140,296	$79,790
Marketable investments (Note 4)	—	54,333
Accounts receivable, net (Note 13)	67,318	70,023
Deferred commissions	15,677	13,731
Prepaid expenses and other current assets	12,802	18,942
Total current assets	236,093	236,819
Property and equipment, net (Note 13)	22,005	25,249
Goodwill (Note 3)	85,165	76,169
Intangible assets, net (Note 3)	4,951	732
Other assets	5,310	6,231
Total assets	$353,524	$345,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$588	$217
Accrued expenses and other current liabilities (Note 13)	54,065	49,629
Deferred revenue	135,332	145,207
Total current liabilities	189,985	195,053
Non-current liabilities	11,939	8,958
Total liabilities	201,924	204,011
Commitments (Note 8)
Stockholders' Equity (Note 9):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 22,951 and 22,432 shares as of December 31, 2018 and 2017, respectively
Outstanding - 18,320 and 18,041 shares as of December 31, 2018 and 2017, respectively	230	224
Additional paid-in capital	200,696	181,910
Retained earnings	127,717	123,010
Treasury stock - 4,631 and 4,391 shares as of December 31, 2018 and 2017, respectively, at cost	(171,889)	(161,943)
Accumulated other comprehensive loss	(5,154)	(2,012)
Total stockholders’ equity	151,600	141,189
Total liabilities and stockholders’ equity	$353,524	$345,200

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Research services	$228,399	$216,471	$215,216
Advisory services and events	129,176	121,202	110,879
Total revenues	357,575	337,673	326,095
Operating expenses:
Cost of services and fulfillment	146,502	136,872	128,175
Selling and marketing	131,824	123,917	116,898
General and administrative	43,920	41,906	40,579
Depreciation	7,955	6,648	7,812
Amortization of intangible assets	1,162	781	831
Acquisition and integration costs	3,787	—	—
Reorganization costs	—	—	1,026
Total operating expenses	335,150	310,124	295,321
Income from operations	22,425	27,549	30,774
Other income, net	674	301	740
Gains (losses) on investments, net	426	(479)	(805)
Income before income taxes	23,525	27,371	30,709
Income tax provision	8,145	12,231	13,058
Net income	$15,380	$15,140	$17,651
Basic income per common share	$0.85	$0.84	$0.98
Diluted income per common share	$0.84	$0.83	$0.97
Basic weighted average common shares outstanding	18,091	17,919	17,984
Diluted weighted average common shares outstanding	18,380	18,240	18,269

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$15,380	$15,140	$17,651

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(3,257)	5,593	(2,764)
Net change in market value of investments	141	(32)	17
Other comprehensive income (loss)	(3,116)	5,561	(2,747)
Comprehensive income	$12,264	$20,701	$14,904

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance, December 31, 2015	21,063	$211	$134,967	$117,135	3,311	$(120,185)	$(4,826)	$127,302
Issuance of common stock under stock plans, including tax effects	656	6	14,626	—	—	—	—	14,632
Stock-based compensation expense	—	—	7,976	—	—	—	—	7,976
Repurchases of common stock	—	—	—	—	47	(1,791)	—	(1,791)
Dividends paid on common shares	—	—	—	(12,987)	—	—	—	(12,987)
Net income	—	—	—	17,651	—	—	—	17,651
Net change in marketable investments, net of tax	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	(2,764)	(2,764)
Balance, December 31, 2016	21,719	217	157,569	121,799	3,358	(121,976)	(7,573)	150,036
Issuance of common stock under stock plans, including tax effects	713	7	15,972	—	—	—	—	15,979
Cumulative effect adjustment due to adoption of new accounting pronouncements			(121)	(298)				(419)
Stock-based compensation expense	—	—	8,490	—	—	—	—	8,490
Repurchases of common stock	—	—	—	—	1,033	(39,967)	—	(39,967)
Dividends paid on common shares	—	—	—	(13,631)	—	—	—	(13,631)
Net income	—	—	—	15,140	—	—	—	15,140
Net change in marketable investments, net of tax	—	—	—	—	—	—	(32)	(32)
Foreign currency translation	—	—	—	—	—	—	5,593	5,593
Balance, December 31, 2017	22,432	224	181,910	123,010	4,391	(161,943)	(2,012)	141,189
Issuance of common stock under stock plans, including tax effects	519	6	10,486	—	—	—	—	10,492
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,829	—	—	(26)	3,803
Stock-based compensation expense	—	—	8,300	—	—	—	—	8,300
Repurchases of common stock	—	—	—	—	240	(9,946)	—	(9,946)
Dividends paid on common shares	—	—	—	(14,502)	—	—	—	(14,502)
Net income	—	—	—	15,380	—	—	—	15,380
Net change in marketable investments, net of tax	—	—	—	—	—	—	141	141
Foreign currency translation	—	—	—	—	—	—	(3,257)	(3,257)
Balance, December 31, 2018	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$15,380	$15,140	$17,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,955	6,648	7,812
Amortization of intangible assets	1,162	781	831
Net (gains) losses from investments	(426)	479	805
Deferred income taxes	2,931	6,425	2,602
Stock-based compensation	8,300	8,490	7,976
Amortization of premium (discount) on investments	(68)	207	345
Foreign currency (gains) losses	603	632	(81)
Changes in assets and liabilities, net of businesses acquired
Accounts receivable	2,588	(10,327)	7,963
Deferred commissions	(1,077)	(1,679)	1,477
Prepaid expenses and other current assets	285	(4,146)	861
Accounts payable	172	(1,600)	1,317
Accrued expenses and other liabilities	1,217	7,857	58
Deferred revenue	(604)	8,586	(5,140)
Net cash provided by operating activities	38,418	37,493	44,477
Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,250)	—	—
Purchases of property and equipment	(5,049)	(7,861)	(4,140)
Purchases of marketable investments	(41,810)	(31,910)	(36,763)
Proceeds from maturities of marketable investments	63,627	31,913	18,271
Proceeds from sales of marketable investments	32,568	6,545	4,815
Other investing activity	—	343	(48)
Net cash provided by (used in) investing activities	40,086	(970)	(17,865)
Cash flows from financing activities:
Dividends paid on common stock	(14,502)	(13,631)	(12,987)
Repurchases of common stock	(9,946)	(39,967)	(1,791)
Proceeds from issuance of common stock under employee equity incentive plans	13,020	18,506	16,734
Taxes paid related to net share settlements of stock-based compensation awards	(2,526)	(2,527)	(2,069)
Net cash used in financing activities	(13,954)	(37,619)	(113)
Effect of exchange rate changes on cash and cash equivalents	(4,044)	3,928	(2,872)
Net increase in cash and cash equivalents	60,506	2,832	23,627
Cash and cash equivalents, beginning of year	79,790	76,958	53,331
Cash and cash equivalents, end of year	$140,296	$79,790	$76,958
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,174	$10,443	$8,507

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing activities for the year ended December 31, 2018 include $5.7 million of consideration payable as a result of the acquisition of FeedbackNow. This amount includes $3.4 million of contingent consideration, $1.5 million for an indemnity holdback and $0.8 million for the working capital adjustment. Refer to Note 2 – Acquisitions for further information on these amounts.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1 - Summary of Significant Accounting Policies

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

Business Acquisitions

In 2018, Forrester acquired SocialGlimpz, Inc. and S.NOW SA. Refer to Note 2 – Acquisitions, for further information on these acquisitions.

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately-held company based in Wilton, Connecticut for $247.3 million in cash. Refer to Note 15 – Subsequent Events, for further information on the acquisition.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, non-marketable investments, valuation of goodwill, intangible assets and acquired assets and liabilities from business combinations, ongoing impairment reviews of goodwill and intangible assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Reclassifications

The line item “proceeds from sales and maturities of marketable investments” within the investing activities section of the statement of cash flows has changed from the prior years’ consolidated financial statements to reflect the separate presentation of proceeds from sales and maturities of marketable investments.

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

The Company adopted the guidance in ASU No. 2017-01, Business Combinations (ASC 805) – Clarifying the Definition of a Business on January 1, 2018. The new standard amends the current business combinations guidance by clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of the standard did not have an impact on the Company's financial position or statement of operations.

The Company elected to adopt the guidance in ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018. The new standard allows but does not require, a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017. The Company elected to make the reclassification adjustment as of the beginning of the period of adoption in the amount of $26 thousand using the aggregate portfolio approach. The reclassification amount includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Act related to items remaining in accumulated other comprehensive loss.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  ASC 606 supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers products or services to customers in an amount that reflects the consideration that the company expects to receive for those products or services. ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

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

The following tables summarize the effect of adopting ASC 606 on the Company’s financial statements during and as of the year ended December 31, 2018 (in thousands):

Consolidated Balance Sheet
	As of December 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Accounts receivable, net	$67,318	$71,858
Deferred commissions	15,677	14,725
Prepaid expenses and other current assets	12,802	18,587
Total current assets	236,093	245,467
Other assets	5,310	4,748
Total assets	353,524	362,336

Deferred revenue	$135,332	$149,344
Total current liabilities	189,985	203,997
Total liabilities	201,924	215,936
Retained earnings	127,717	122,517
Total stockholders’ equity	151,600	146,400
Total liabilities and stockholders’ equity	353,524	362,336

Total assets were $8.8 million less than if the previous guidance remained in effect, largely due to the following changes:

•	Accounts receivable, net was lower due to the Company excluding invoices issued on cancellable contracts in excess of revenue recognized.
•	Deferred commissions were higher due to the capitalization of fringe benefits costs.
•	Prepaid expenses and other current assets were lower due to expensing survey costs as incurred and the current period tax effect of the adjustments.

Deferred revenue was $14.0 million lower due to the accelerated recognition of revenue for estimated unexercised rights, which would have been deferred under the previous guidance until the right expired, and the exclusion of invoices issued on cancellable contracts in excess of revenue recognized.

Consolidated Statement of Income
	Year Ended December 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Revenues:
Research services	$228,399	$227,059
Advisory services and events	129,176	128,872
Total revenues	357,575	355,931
Operating expenses:
Cost of services and fulfillment	146,502	146,666
Selling and marketing	131,824	131,907
Total operating expenses	335,150	335,397
Income from operations	22,425	20,534
Income before income taxes	23,525	21,634
Income tax provision	8,145	7,652
Net income	15,380	13,982
Basic income per common share	$0.85	$0.77
Diluted income per common share	$0.84	$0.76

The $1.6 million increase in total revenues for year ended December 31, 2018 is for estimated future unexercised customer rights that were previously recognized when they occurred. The net impact, including the tax effect, of accounting for revenue and costs to obtain and fulfill customer contracts under the new guidance increased net income and diluted net income per share for the year ended December 31, 2018 by $1.4 million and $0.08, respectively.

Consolidated Statement of Comprehensive Income
	Year Ended December 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Net income	$15,380	$13,982
Comprehensive income	12,264	10,866

Consolidated Statement of Cash Flows
	Year Ended December 31, 2018
		Amounts as
		if Previous
		Guidance in
	As Reported	Effect
Cash flows from operating activities:
Net income	$15,380	$13,982
Accounts receivable	2,588	(1,952)
Deferred commissions	(1,077)	(994)
Prepaid expenses and other current assets	285	(43)
Deferred revenue	(604)	5,580

The impact to comprehensive income and cash flows from operating activities are driven by the consolidated balance sheet and income statement changes previously discussed.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company has certain financial assets and liabilities recorded at fair value at each balance sheet date in accordance with the accounting standards for fair value measurements. Refer to Note 6 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents.

The Company liquidated its entire portfolio of marketable investments in December of 2018 to fund the acquisition of SiriusDecisions on January 3, 2019. Forrester previously accounted for all marketable investments as available-for-sale securities and as such, the marketable investments were carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and were determined using the specific identification method. The Company conducted periodic reviews to identify and evaluate each investment that had an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2018, 2017 and 2016, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

Concentrations of Credit Risk

Forrester has no off-balance sheet or significant concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, and accounts receivable. No single customer accounted for greater than 3% of revenues or 6% of accounts receivable in any of the periods presented.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2018, 2017 and 2016.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2018, 2017 and 2016.

Non-Current Liabilities

The Company records certain liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. The Company also records as a non-current liability the portion of the deferred rent liability that is expected to be recognized over a period greater than one year. The non-current deferred rent liability at December 31, 2018 and 2017 was $6.6 million and $7.5 million, respectively, and results from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Income. For each of the years ended December 31, 2018 and 2017, Forrester recorded $0.6 million of foreign exchange losses in other income, net. For the year ended December 31, 2016, Forrester recorded $0.1 million of foreign exchange gains.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Income (Loss)
Balance at December 31, 2015	$(100)	$(4,726)	$(4,826)
Foreign currency translation before reclassification	—	(2,764)	(2,764)
Unrealized gain on investments, net of tax of $(14)	17	—	17
Balance at December 31, 2016	(83)	(7,490)	(7,573)
Foreign currency translation	—	5,593	5,593
Unrealized loss on investments, net of tax of $22	(32)	—	(32)
Balance at December 31, 2017	(115)	(1,897)	(2,012)
Foreign currency translation	—	(3,257)	(3,257)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Unrealized gain on investments before reclassification, net of tax of $(4)	12	—	12
Reclassification adjustment for net losses realized in net income, net of tax of $(75)	129	—	129
Balance at December 31, 2018	$—	$(5,154)	$(5,154)

Revenue

The Company recognizes revenue when a customer obtains control of promised products or services, in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company follows the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues are presented net of any sales or value added taxes collected from customers and remitted to the government.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration expected to be transferred is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due) and experience selling to similarly situated customers. Since the transaction price is fixed and defined as part of entering into a contract, and generally does not change, variable consideration is insignificant.

Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, the Company must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires the Company to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation. In cases where the promises are distinct, the Company is further required to evaluate if the promises are a series of products and services that are substantially the same and have the same pattern of transfer to the customer (referred to as the “series” guidance). When the Company determines that promises meet the series guidance, they are accounted for as a single, combined performance obligation. The number of performance obligations in the Company’s arrangements is not different under ASC 606 than the number of separate units of accounting under pervious guidance, as discussed further below.

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

Analytics revenues are primarily annual subscriptions to access designated survey data products and typically include a data advisor, all of which are delivered throughout the contract period. For Analytics subscriptions, the Company has concluded that the promises represent a stand ready obligation to provide a daily data service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Certain of the Analytics products include advisory services which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed or the final deliverable is transferred to the customer.

Advisory services and events revenues

Advisory services and events revenues consists of sales of advisory services, consulting projects, and Events.

Advisory services revenues are short-term presentations or knowledge sharing sessions (which can range from one hour to two days), such as workshops, speeches and advisory days. Each is a promise for a Forrester analyst to deliver a deeper understanding of Forrester’s published research and represents a single performance obligation. Revenue is recognized at the point in time the service is completed or the final deliverable is transferred to the customer.

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

Prepaid performance obligations, including Event tickets, reprints, advisory and consulting hours, on non-cancellable contracts that the Company estimates will expire unused are recognized in proportion to the pattern of related rights exercised by the customer. This assessment requires judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing, and customer engagement will have on actual expirations. The Company periodically updates the rates used to recognize unexercised rights.

Refer to Note 12, Operating Segment and Enterprise Wide Reporting, for a summary of disaggregated revenue by product category and business segment.

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

The majority of the Company’s contract modifications result in additional or remaining distinct products and services and are treated on a prospective basis. Under the prospective method, the transaction price is updated to combine the unrecognized amount as of the modification date plus the additional transaction price from the modification. This amount is then re-allocated to the remaining distinct performance obligations and recognized accordingly.

Consulting services contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2018, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2018.

The majority of the Company’s contracts are non-cancellable. However, for contracts that are cancellable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.

In addition, since the majority of the Company’s contracts are for a duration of one year and payment is expected within one year from the transfer of products and services, the Company does not adjust its receivables or transaction price for the effects of a significant financing component.

Deferred Revenue

The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. Payment terms in the Company’s customer contracts vary, but generally require payment in advance of fully satisfying the performance obligation(s). Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for invoices issued on a cancellable contract.

During the year ended December 31, 2018, the Company recognized approximately $134.7 million of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $262.6 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of December 31, 2018.

Cost to Obtain and Fulfill Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $32.2 million for the year ended December 31, 2018. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

The Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur. All income tax effects related to settlements of share-based payment awards are reported in earnings as an increase or decrease to income tax expense. All income tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity.

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of services and fulfillment	$4,329	$4,538	$4,431
Selling and marketing	1,065	717	1,054
General and administrative	2,906	3,235	2,491
Total	$8,300	$8,490	$7,976

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2017 and 2018):

	Years Ended December 31,
	2018	2017	2016
	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	1.90%	0.90%	1.30%	0.32%
Expected dividend yield	1.9%	1.9%	2.2%	2.1%
Expected life	0.5 Years	0.5 Years	5.0 Years	0.5 Years
Expected volatility	23%	24%	24%	24%
Weighted average fair value	$9.13	$8.36	$6.16	$6.69

Prior to the suspension of the quarterly dividend program in November 2018, dividend yields were based on the regular quarterly dividend program approved by the Board of Directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. Where the expected term of a stock-based award does not correspond with a term for which the interest rates are quoted, Forrester uses the rate with the maturity closest to the award’s expected term. The expected term calculation is based upon Forrester’s historical experience of exercise patterns. The unamortized fair value of stock-based awards as of December 31, 2018 was $17.1 million with a weighted average remaining recognition period of 2.5 years.

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

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over the respective lives as follows:

Estimated
Useful Life
Customer relationships	5 to 11 Years
Research content	1 to 2 Years
Technology	5 to 7 Years
Trademarks	8 to 9 Years

Income Taxes

Forrester recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is composed of a current and a deferred provision for federal, state and foreign jurisdictions. The current provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred provision is calculated as the net change during the year in deferred tax assets and liabilities. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Basic weighted average common shares outstanding	18,091	17,919	17,984
Weighted average common equivalent shares	289	321	285
Diluted weighted average common shares outstanding	18,380	18,240	18,269
Options excluded from diluted weighted average share calculation as effect would have been anti-dilutive	8	133	706

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases longer than 12 months on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. Lessor accounting is largely unchanged. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional adoption method and for lessors, provides a practical expedient for the separation of lease and non-lease components within a contract.

The new standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The two permitted transition methods under the new standard are both modified retrospective methods. Under the first method, the standard would be applied to all leases that existed at or subsequently commenced after the beginning of the earliest comparative period presented in the financial statements, with a cumulative effect adjustment recorded at the beginning of the earliest comparative period for all leases that commenced prior to such date. Under the second method, comparative periods are not adjusted and the cumulative effect of applying the standard would be recorded at the date of initial application. The Company will adopt the standard as of January 1, 2019 utilizing the modified retrospective method in which comparative periods are not adjusted. The Company anticipates that it will not be required to record a cumulative effect adjustment upon adoption.

The Company expects the standard to have a material impact on its balance sheet as substantially all operating leases longer then 12 months will be recorded as a right-of-use (“ROU”) asset and a lease liability. Adoption of the standard will result in an approximate increase of $50 million to $54 million in total assets and $58 million to $62 million in total liabilities. The Company does not expect the standard to have a material impact on its results of operations. During 2019, ROU assets and lease liabilities for operating leases are expected to increase primarily due to the acquisition of SiriusDecisions.

Several practical expedients are permitted under the new standard. The Company expects to elect the package of practical expedients, including the related disclosure requirements, that permits the use of historical lease classification and accounting under the previous guidance for all leases that expired or existed as of the adoption date.

A key area still in process includes development of the reports for the various disclosures required during 2019. This area will be completed by the end of the first quarter of 2019.

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

Note 2 – Acquisitions

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

GlimpzIt

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of ASC 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and has been allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of five years. The acquired working capital was insignificant. Forrester may also be required to pay an additional $0.3 million in cash contingent on the achievement of certain employment conditions by key employees, which is being recognized as compensation expense over the related service period of two years. Goodwill has been allocated to the Product segment and is expected to be deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies. The acquisition of GlimpzIt did not add a material amount of revenue or direct expenses for the year ended December 31, 2018. The results of GlimpzIt operations were not material to Forrester’s consolidated results of operations for prior periods, and accordingly, no pro forma financial information has been presented.

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

Total Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid or payable for FeedbackNow (in thousands):

Cash paid at close (1)	$8,425
Working capital adjustment (2)	798
Indemnity holdback (3)	1,485
Contingent purchase price (4)	3,388
Total	$14,096

(1)

The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.5 million, was $8.0 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows.

(2)	Represents the amount payable to the sellers based upon working capital as defined, which was paid to the sellers during the first quarter of 2019.
(3)	Approximately $0.5 million and $1.0 million of the holdback is expected to be paid during 2019 and 2020, respectively.
(4)

The acquisition of FeedbackNow includes a contingent consideration arrangement that requires additional consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date.  Up to $1.7 million and $2.5 million could be payable during 2019 and 2020, respectively, if the financial targets are met. The range of undiscounted amounts that could be payable under this arrangement is zero to $4.2 million. This range of amounts payable has not changed since the acquisition. The provisional fair value of the contingent consideration recognized on the acquisition date, which represents purchase price, was $3.0 million. During the fourth quarter of 2018, the Company recorded a $0.4 million increase to the initial value of the contingent consideration representing additional purchase price, as a result of finalizing its acquisition date fair value assessment during the measurement period. This adjustment resulted in a final acquisition date fair value of $3.4 million for the contingent consideration. The fair value was based on a Monte Carlo simulation and included significant Level 3 inputs not observable in the market including projected contract bookings, a discount rate of 23.7%, and revenue volatility of 20.8%. See further discussion in Note 6 – Fair Value Measurements.

Preliminary Allocation of Purchase Price

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of FeedbackNow (in thousands):

Assets:
Cash	$463
Accounts receivable	738
Prepaids and other current assets	487
Goodwill (1)	9,513
Acquired intangible assets (2)	4,780
Other assets	75
Total assets	16,056
Liabilities:
Accounts payable and accrued liabilities	837
Contract liabilities	298
Deferred tax liability	825
Total liabilities	1,960
Net assets acquired	$14,096

(1)	Goodwill represents the expected synergies from combining FeedbackNow with Forrester as well as the value of the acquired workforce.
(2)

All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $4.8 million assigned to acquired intangible assets, $3.0 million was assigned to the technology asset class with a useful life of 6.5 years, $1.3 million to customer relationships with useful lives of 4.5 years to 7.5 years (with a weighted average amortization period of 6.1 years), and $0.5 million to trade names with a useful life of 8.5 years. The weighted-average amortization period for the total acquired intangible assets is 4.8 years. Amortization of acquired intangible assets was $0.4 million for the year ended December 31, 2018.

During the fourth quarter of 2018, the Company recognized a $0.4 million increase to goodwill primarily as a result of finalizing the fair value assessment of the contingent purchase price during the measurement period. The allocation of the purchase price for FeedbackNow is preliminary with respect to certain working capital items. The Company expects to obtain the remainder of the information to complete the allocation of the purchase price during the first half of 2019.

The Company's financial statements include the operating results of FeedbackNow beginning on July 6, 2018, the date of acquisition. FeedbackNow's operating results and the related goodwill are being reported as part of the Company's Product segment. The goodwill is not deductible for income tax purposes. The acquisition of FeedbackNow added approximately $1.2 million and $1.9 million of revenue and direct expenses, respectively, for the year ended December 31, 2018. The results of FeedbackNow operations were not material to Forrester’s results of operations for prior periods, and accordingly, no prior period pro forma information has been presented.

For the year ended December 31, 2018, goodwill increased by $9.0 million with $10.2 million of the increase attributable to the acquisitions of GlimpzIt and FeedbackNow and a $1.2 million decrease due to foreign currency fluctuations.

The Company recognized $1.8 million of acquisition costs during the year ended December 31, 2018. The costs primarily consisted of legal fees, regulatory costs and accounting and tax professional fees.

Note 3 - Goodwill and Other Intangible Assets

A summary of the goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands).

			Project
	Product	Research	Consulting	Total
Balance at January 1, 2017	$2,343	$70,850	$—	$73,193
Translation adjustments	95	2,881	—	2,976
Balance at December 31, 2017	2,438	73,731	—	76,169
Acquisitions	10,178	—	—	10,178
Translation adjustments	(98)	(1,084)	—	(1,182)
Balance at December 31, 2018	$12,518	$72,647	$—	$85,165

As of December 31, 2018, the Company had no accumulated goodwill impairment losses.

During the year ending December 31, 2018, $4.8 million and $0.6 million of intangible assets were added as a result of the acquisitions of FeedbackNow and GlimpzIt, respectively.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,823	$31,604	$1,219
Technology	3,610	295	3,315
Trade name	443	26	417
Total	$36,876	$31,925	$4,951

	December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$31,735	$31,003	$732
Research content	1,083	1,083	—
Total	$32,818	$32,086	$732

Amortization expense related to intangible assets was approximately $1.2 million, $0.8 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31, 2019	$865
Year ending December 31, 2020	865
Year ending December 31, 2021	865
Year ending December 31, 2022	865
Year ending December 31, 2023	693
Thereafter	798
Total	$4,951

Note 4 - Marketable Investments

The Company liquidated all of its marketable investments in December of 2018 to finance the acquisition of SiriusDecisions on January 3, 2019.

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

Realized gains and losses are recognized into earnings at the time of the sale based on specific identification of the cost basis of each security. Realized losses on sales of the Company’s available-for-sale securities were $0.2 million for the year ended December 31, 2018 and were recorded in other income, net. Realized gains or losses on sales of the Company’s available-for-sale securities were not significant for the year ended December 31, 2017.

Note 5 - Non-Marketable Investments

At December 31, 2018 and 2017, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $2.5 million and $1.9 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Company’s investments are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. At December 31, 2016, the Company’s investments also included an investment with a book value of $0.4 million, which was accounted for using the cost method. This investment was fully liquidated during 2017. During the year ended December 31, 2018, the Company recorded a gain from its non-marketable investments of $0.6 million, which is included in gains (losses) on investments, net in the Consolidated Statement of Income. During the years ended December 31, 2017 and 2016, the Company recorded losses from its non-marketable investments of $0.5 million and $0.8 million, respectively. During the years ended December 31, 2018 and 2016, no distributions were received from the funds. During the year ended December 31, 2017, a gross distribution of $0.4 million was received from the investment fund that the Company accounted for under the cost method.

Note 6 - Fair Value Measurements

The Company has certain financial assets and liabilities which have been classified as either Level 1, 2 or 3 within the fair value hierarchy as described below.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$255	$—	$—	$255
Total Assets	$255	$—	$—	$255

Liabilities:
Contingent purchase price (2)	$—	$—	$(4,196)	$(4,196)
Total Liabilities	$—	$—	$(4,196)	$(4,196)

	Fair Value Measurements
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$492	$—	$—	$492
Federal agency obligations	—	1,793	—	1,793
Corporate obligations (3)	—	52,540	—	52,540
Total Assets	$492	$54,333	$—	$54,825

(1)	Included in cash and cash equivalents.
(2)	$1.8 million is included in accrued expenses and other current liabilities and $2.4 million is included in non-current liabilities in the Consolidated Balance Sheet.
(3)

All corporate obligations were sold in December 2018, resulting in a loss of $0.2 million that was recorded in other income, net in the Consolidated Statements of Income. These investments were sold to fund a portion of the purchase of SiriusDecisions (refer to Note 15 – Subsequent Events).

During the years ended December 31, 2018 and 2017, the Company did not transfer assets or liabilities between levels of the fair value hierarchy.

Level 2 assets consist of the Company’s entire portfolio of marketable investments at December 31, 2017. Level 2 assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

Level 3 liabilities at December 31, 2018 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the year ended December 31, 2018 were as follows (in thousands):

Contingent
Consideration
Acquisition of FeedbackNow (1)	$(3,388)
Fair value adjustment of FeedbackNow (2) (3)	(780)
Foreign exchange effect	(28)
Balance at December 31, 2018	$(4,196)

(1)	See Note 2 – Acquisitions, for a discussion of the fair value of the earnout as of the acquisition date.
(2)

In the period subsequent to the acquisition of FeedbackNow on July 6, 2018, the fair value of the contingent consideration increased by $0.8 million due primarily to the achievement of contract bookings during this period. This amount was recognized as acquisition and integration costs within the Consolidated Statements of Income.

(3)

As of December 31, 2018, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 23.8%, and revenue volatility of 21.9%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

Note 7 - Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$17,718	$20,061	$22,303
Foreign	5,807	7,310	8,406
Total	$23,525	$27,371	$30,709

The components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$2,278	$2,587	$6,094
State	1,173	1,060	2,330
Foreign	1,763	2,159	2,032
Total current	5,214	5,806	10,456
Deferred:
Federal	2,111	5,550	2,719
State	667	700	59
Foreign	153	175	(176)
Total deferred	2,931	6,425	2,602
Income tax provision	$8,145	$12,231	$13,058

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Income tax provision at federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	6.2	4.0	5.0
Foreign tax rate differential	(0.2)	(3.4)	(4.4)
Stock option compensation deduction	(1.1)	0.1	0.6
Withholding taxes	2.1	1.7	0.5
Non-deductible expenses	5.3	1.8	1.5
Change in valuation allowance	—	3.9	3.2
Change in tax legislation	1.9	5.8	—
Audit settlements	—	(4.0)	—
Other, net	(0.6)	(0.2)	1.1
Effective tax rate	34.6%	44.7%	42.5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a decrease in the corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provided a measurement period of one year from the enactment date of the Act for companies to complete the accounting for the income tax effects of the Act. During 2017, the

Company recorded provisional income tax for the remeasurement of federal deferred tax assets and liabilities of $1.2 million and the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.4 million based on cumulative foreign earnings of $22.6 million. The Company completed its analysis of the effect of the Act during 2018 in accordance with SAB 118 and recorded additional tax expense of $0.4 million in the fourth quarter of 2018 relating to the one-time transition tax on the mandatory repatriation of foreign earnings.

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

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2018	2017
Non-deductible reserves and accruals	$3,835	$4,936
Net operating loss and other carryforwards	7,954	8,528
Stock compensation	2,125	2,644
Depreciation and amortization	727	402
Other assets	—	46
Gross deferred tax asset	14,641	16,556
Less - valuation allowance	(2,574)	(2,686)
Sub-total	12,067	13,870
Other liabilities	(1,249)	(911)
Goodwill and intangible assets	(6,201)	(5,677)
Deferred commissions	(4,479)	(3,873)
Net deferred tax asset	$138	$3,409

As of December 31, 2018 and 2017, long-term net deferred tax assets were $1.1 million and $3.5 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $1.0 million and $0.1 million, respectively, at December 31, 2018 and 2017, and are included in non-current liabilities in the Consolidated Balance Sheets.

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

As of December 31, 2018 and 2017, the Company maintained a valuation allowance of approximately $2.6 million and $2.7 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition.

The Company has foreign net operating loss carryforwards of approximately $20.8 million, which can be carried forward indefinitely. Approximately $3.2 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2018, the Company had U.S. federal and state capital loss carryforwards of $6.2 million, of which $1.6 million expires in 2020, $1.4 million expires in 2021, and $3.2 million expires in 2022.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Deferred tax valuation allowance at January 1	$2,686	$2,193	$1,534
Additions	74	1,439	1,256
Deductions	(139)	(70)	(455)
Change in tax legislation	—	(954)	—
Translation adjustments	(47)	78	(142)
Deferred tax valuation allowance at December 31	$2,574	$2,686	$2,193

The Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of their unremitted earnings of $13.8 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Unrecognized tax benefits at January 1	$806	$1,774	$1,910
Reductions for tax positions of prior years	—	—	(31)
Additions for tax positions of current year	—	—	75
Settlements	—	(986)	(163)
Translation adjustments	(7)	18	(17)
Unrecognized tax benefits at December 31	$799	$806	$1,774

As of December 31, 2018, the total amount of unrecognized tax benefits totaled approximately $0.8 million, all of which if recognized, would decrease our effective tax rate in a future period. Subsequent to December 31, 2018, the Company was notified that the U.S. Competent Authority claim was in the process of being finalized. This would result in the reversal of $0.4 million of unrecognized tax benefits and additional tax expense of approximately $0.5 million during 2019.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2018, 2017 and 2016. Accrued interest and penalties were insignificant at December 31, 2018 and 2017. At December 31, 2016, the Company had $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2013, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany and Switzerland. As of December 31, 2018, the Company was not under any audits.

Note 8 - Commitments

As of December 31, 2018, Forrester had future contractual obligations as follows for operating leases (in thousands):

2019	$12,498
2020	11,762
2021	10,145
2022	8,552
2023	7,856
Thereafter	22,222
Total minimum lease payments	$73,035

The cost of these operating leases, including any contractual rent increases, rent concessions, and landlord incentives, are recognized ratably over the life of the related lease agreement. Aggregate rent expense was $17.5 million, $17.4 million and $16.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 9 - Stockholders’ Equity

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

Treasury Stock

Through 2018, Forrester’s Board of Directors has authorized an aggregate $535.0 million to purchase common stock under the Company’s stock repurchase program including $50.0 million authorized in February 2018. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2018, the Company had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Dividends

During the years ended December 31, 2018, 2017 and 2016, the Company declared and paid four quarterly dividends of $0.20, $0.19 and $0.18 per share each quarter, respectively, amounting to $0.80 per share or $14.5 million, $0.76 per share or $13.6 million and $0.72 per share or $13.0 million, respectively.

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

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan, 80,000 shares returned from the 2006 Directors’ Plan and 713,275 shares returned from a prior plan. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. Beginning in 2017, RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2018, approximately 2.5 million shares were available for future grant of awards under the Equity Incentive Plan.

The 2006 Directors’ Plan provided for the issuance of options to purchase up to 450,000 shares of common stock. As of December 31, 2018, approximately 36,000 options remain outstanding and are fully vested under the 2006 Directors’ Plan.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2018, 2017 and 2016 was $43.71, $39.73 and $37.87, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $9.1 million, $8.7 million and $6.6 million during 2018, 2017 and 2016, respectively.

RSU activity for the year ended December 31, 2018 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	509	$37.59
Granted	261	43.71
Vested	(198)	37.12
Forfeited	(75)	38.31
Unvested at December 31, 2018	497	$40.89

Stock Options

Stock option activity for the year ended December 31, 2018 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2017	937	$35.10
Granted	—	—
Exercised	(319)	34.83
Forfeited	(35)	34.78
Outstanding at December 31, 2018	583	$35.27	4.82	$5,496
Exercisable at December 31, 2018	488	$35.40	4.44	$4,545
Vested and expected to vest at December 31, 2018	583	$35.27	4.82	$5,496

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $3.3 million, $4.5 million and $3.7 million, respectively.

Employee Stock Purchase Plan

In May 2018, stockholders of the Company approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provided for an additional 400,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Stock Purchase Plan provides for the issuance of up to 1.1 million shares of common stock and as of December 31, 2018, approximately 0.5 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2018	27	$34.43
August 31, 2018	28	$34.21
February 28, 2017	24	$31.03
August 31, 2017	26	$31.71

Note 10 - Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $5.0 million, $5.2 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 11 – Reorganization

In the first quarter of 2016, the Company implemented and completed a reduction in its workforce of approximately 2% of its employees across various geographies and functions. The Company incurred $1.0 million of severance and related costs for this action, all of which was paid before December 31, 2016.

Note 12 - Operating Segment and Enterprise Wide Reporting

The Product segment includes the costs of the product management organization that is responsible for pricing and packaging and the launch of new products. In addition, this segment includes the costs of the Company’s Analytics, Connect and Events organizations. Revenue in this segment includes all of the Company’s revenue (including Research and Connect) except for revenue from advisory services and project consulting services that are delivered by personnel in the Research and Project Consulting segments.

The Research segment includes the costs of the Company’s research personnel who are responsible for writing the research and performing the webinars and inquiries for its Research and Connect products. In addition, the research personnel deliver advisory services (such as workshops, speeches and advisory days) and a portion of the project consulting services. Revenue in this segment includes only revenue from advisory services and project consulting services that are delivered by the research personnel in this segment.

The Project Consulting segment includes the costs of the consultants that deliver the majority of the Company’s project consulting services. Revenue in this segment includes the project consulting revenue delivered by the consultants in this segment.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, other income and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

In 2018, as part of the adoption of ASC 606, the Company updated its segment disclosures to present disaggregated revenue by product line within all of its reportable segments. The Company did not make any changes to the number or type of reporting segments themselves. Accordingly, the 2017 and 2016 amounts have been reclassified to conform to the current presentation.

The following tables present information about reportable segments (in thousands):

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2018
Research services revenues
Research	$157,669	$—	$—	$157,669
Connect	50,820	—	—	50,820
Analytics	19,910	—	—	19,910
Total research services revenues	228,399	—	—	228,399

Advisory services and events revenues
Advisory services	—	41,086	478	41,564
Consulting services	8,649	10,027	55,465	74,141
Events	13,471	—	—	13,471
Total advisory services and events revenues	22,120	51,113	55,943	129,176
Total segment revenues	250,519	51,113	55,943	357,575
Segment expenses	50,551	51,129	27,981	129,661
Contribution margin (loss)	199,968	(16)	27,962	227,914
Selling, marketing, administrative and other expenses				(200,540)
Amortization of intangible assets				(1,162)
Acquisition and integration costs				(3,787)
Reorganization costs				—
Other income and gains (losses) on investments				1,100
Income before income taxes				$23,525

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2017
Research services revenues
Research	$148,935	$—	$—	$148,935
Connect	48,798	—	—	48,798
Analytics	18,738	—	—	18,738
Total research services revenues	216,471	—	—	216,471

Advisory services and events revenues
Advisory services	—	36,074	320	36,394
Consulting services	10,132	8,980	53,941	73,053
Events	11,755	—	—	11,755
Total advisory services and events revenues	21,887	45,054	54,261	121,202
Total segment revenues	238,358	45,054	54,261	337,673
Segment expenses	45,205	48,812	25,477	119,494
Contribution margin (loss)	193,153	(3,758)	28,784	218,179
Selling, marketing, administrative and other expenses				(189,849)
Amortization of intangible assets				(781)
Acquisition and integration costs				—
Reorganization costs				—
Other income and gains (losses) on investments				(178)
Income before income taxes				$27,371

			Project
	Product	Research	Consulting	Consolidated
Year Ended December 31, 2016
Research services revenues
Research	$147,576	$—	$—	$147,576
Connect	47,291	—	—	47,291
Analytics	20,349	—	—	20,349
Total research services revenues	215,216	—	—	215,216

Advisory services and events revenues
Advisory services	—	34,392	590	34,982
Consulting services	9,547	10,239	45,284	65,070
Events	10,827	—	—	10,827
Total advisory services and events revenues	20,374	44,631	45,874	110,879
Total segment revenues	235,590	44,631	45,874	326,095
Segment expenses	41,528	47,496	23,141	112,165
Contribution margin (loss)	194,062	(2,865)	22,733	213,930
Selling, marketing, administrative and other expenses				(181,299)
Amortization of intangible assets				(831)
Acquisition and integration costs				—
Reorganization costs				(1,026)
Other income and gains (losses) on investments				(65)
Income before income taxes				$30,709

Net long-lived tangible assets by location as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
United States	$20,880	$23,943
United Kingdom	522	727
Europe (excluding United Kingdom)	83	163
Asia Pacific	517	413
Other	3	3
Total	$22,005	$25,249

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2018, 2017, and 2016 are as follows (dollars in thousands):

	2018	2017	2016
United States	77%	77%	77%
Europe (excluding United Kingdom)	8	9	8
United Kingdom	4	4	5
Canada	4	4	4
Asia Pacific	5	4	4
Other	2	2	2
Total	100%	100%	100%

	2018	2017	2016
United States	$274,151	$260,077	$252,222
Europe (excluding United Kingdom)	29,741	28,525	27,061
United Kingdom	15,273	13,651	14,808
Canada	15,569	14,523	13,806
Asia Pacific	17,839	15,952	13,686
Other	5,002	4,945	4,512
Total	$357,575	$337,673	$326,095

Note 13 - Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2018 and 2017 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2018	2017
Computers and equipment	$18,621	$18,570
Computer software	31,276	29,891
Furniture and fixtures	8,449	9,094
Leasehold improvements	26,610	26,650
Total property and equipment	84,956	84,205
Less accumulated depreciation	(62,951)	(58,956)
Total property and equipment, net	$22,005	$25,249

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal use software are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal use software costs totaled $4.2 million, $2.7 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in depreciation in the Consolidated Statements of Income.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Payroll and related benefits	$35,467	$34,809
Taxes	2,991	3,912
Other	15,607	10,908
Total	$54,065	$49,629

Non-Current Liabilities:

Non-current liabilities as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Deferred tax liability	$969	$408
Deferred rent	6,602	7,523
Contingent consideration and indemnity holdback	3,433	—
Other	935	1,027
Total	$11,939	$8,958

Allowance for Doubtful Accounts:

A roll-forward of the allowance for doubtful accounts as of and for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$155	$140	$153
Provision for doubtful accounts	567	331	150
Write-offs	(363)	(316)	(163)
Balance, end of year	$359	$155	$140

Note 14 - Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$77,749	$96,353	$84,890	$98,583
Income (loss) from operations	$(2,288)	$11,027	$4,942	$8,744
Net income (loss)	$(1,733)	$7,788	$3,950	$5,375
Basic income (loss) per common share	$(0.10)	$0.43	$0.22	$0.29
Diluted income (loss) per common share	$(0.10)	$0.43	$0.21	$0.29

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$77,194	$89,733	$80,369	$90,377
Income from operations	$3,136	$10,213	$6,749	$7,451
Net income	$3,030	$6,064	$3,953	$2,093
Basic income per common share	$0.17	$0.34	$0.22	$0.12
Diluted income per common share	$0.16	$0.34	$0.22	$0.11

Out of Period Adjustment

During the quarter ended June 30, 2018, the Company recorded $1.0 million of revenue ($0.7 million after tax) for an out-of-period correction within research services in the Consolidated Statements of Income. The error resulted from an understatement of revenue from the reprint product line of $0.8 million ($0.5 million after tax) during the three months ended March 31, 2018 and $0.2 million ($0.1 million after tax) from the year ended December 31, 2017. The Company has concluded that the error was not material to all annual financial statement periods presented.

Note 15 - Subsequent Events

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately-held company based in Wilton, Connecticut with approximately 350 employees globally. We believe that the combination of our expertise in strategy with SiriusDecisions’ focus on operational excellence will enable our clients to know what they should do, why they should do it, and how to do it. The acquisition creates several opportunities for us, including cross-selling services to our respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. The acquisition of SiriusDecisions was determined to be an acquisition of a business under the provisions of ASC 805, Business Combinations.

Total Consideration Transferred

Pursuant to the terms of the merger agreement, the Company paid $247.3 million at closing, which included the purchase price of $245.0 million plus an estimate of cash acquired and reduced by certain working capital items, which is subject to adjustment. Net cash paid, which accounts for the cash acquired of $7.2 million, was $240.1 million. At the time of the merger, each vested SiriusDecisions stock option was converted into the right to receive the excess of the per share merger consideration over the exercise price of such stock option. All unvested SiriusDecisions stock options were cancelled without payment of any consideration.

The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

The Company recognized $1.8 million of acquisition costs in the year ended December 31, 2018 related to the SiriusDecisions acquisition. The costs primarily consisted of legal fees and accounting and tax professional fees and are included in acquisition and integration costs within the Consolidated Statements of Income.

In connection with the acquisition of SiriusDecisions, the Company entered into a $200.0 million Credit Agreement on January 3, 2019 (the “Closing Date”). The Credit Agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). On the Closing Date, the full $125.0 million from the Term Loans and $50.0 million of the Revolving Credit Facility were used to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the acquisition. The Facilities are scheduled to mature on January 3, 2024.

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either (i) the London Interbank Offering Rate (“LIBOR”) for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the applicable base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company will pay a commitment fee equal to 0.35% per annum on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears, and on the date of termination of expiration of the Revolving Credit Facility. The commitment fee may decrease to 0.30% or 0.25% based on Forrester’s consolidated total leverage ratio.

The Term Loans require repayment of the outstanding principal balance in equal quarterly installments, commencing on March 31, 2019, in each year below, with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year is set forth in the table below:

Year	Yearly Repayment Amount
1	$6,250,000
2	9,375,000
3	12,500,000
4	12,500,000
5	15,625,000
Thereafter	$68,750,000

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The first covenant reporting period is March 31, 2019, and the Company expects to be in full compliance. The Facilities also contain customary events of default, representations, and warranties.

The Facilities permit the Company to borrow incremental term loans and / or increase commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The Facilities can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for LIBOR-based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by Forrester and its restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

All obligations under the Facilities are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets including intellectual property and all of the capital stock of the Company and its subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this assessment, management believes that as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page 32 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 8, 2019.

Name	Age	Position
George F. Colony	65	Chairman of the Board, Chief Executive Officer
Mack Brothers	54	Chief Product Officer
Ryan D. Darrah	47	Chief Legal Officer and Secretary
Michael A. Doyle	63	Chief Financial Officer
Kelley Hippler	50	Chief Sales Officer
Carrie Johnson	43	Chief Research Officer
Victor Milligan	55	Chief Marketing Officer
Steven Peltzman	50	Chief Business Technology Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Mack Brothers became Forrester’s Chief Product Officer in November 2018. Previously, he served as Chief Consulting Officer from May 2016 until assuming his current role. Prior to joining Forrester, he was Vice President, Industry Services and Consulting, for IHS, Inc. (now IHS Markit, Ltd.), a business intelligence and syndicated research firm, for more than five years.  Mr. Brothers held leadership positions at IHS for a total of nine years, and previously was Senior Vice President, Business Development at Wood Mackenzie, Ltd.

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

Carrie Johnson became Forrester’s Chief Research Officer in November 2018. Previously she served as Senior Vice President, Research from August 2015 to November 2018 and Vice President, Group Director from October 2013 to August 2015.  Ms. Johnson joined Forrester in 1998.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2019 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2018, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	1,079,559	(1)	$35.27	2,925,432	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,079,559		$35.27	2,925,432

(1)	Includes 496,748 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes, as of December 31, 2018, 2,460,543 shares available for issuance under our Equity Incentive Plan and 464,889 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2019 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2019 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index on page 33.

b. Financial Statement Schedules. None.

c. Exhibits.    A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 77 hereof.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of November 26, 2018, by and among Forrester Research, Inc., Supernova Acquisition Corp., SiriusDecisions, Inc., the Founder Stockholders named therein, and Fortis Advisors LLC, as Stockholder Representative

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Stock Option Plan for Directors, as amended

10.05+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.08(1)+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+	Form of Restricted Stock Unit Award Agreement for Directors with Four-Year Vesting (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.13+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.15+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.16+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.17+	Amended and Restated Executive Cash Incentive Plan

10.18+	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.19+	Promotion and Compensation Letter from the Company to Clifford Condon dated August 12, 2013

10.20+	Promotion and Compensation Letter from the Company to Clifford Condon dated August 24, 2015

10.21+	Forrester Research, Inc. Executive Severance Plan

10.22	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.23	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.24

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.25	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.26	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.27	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.28	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.29	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

10.30	Second Amendment to Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company

10.31(1)	Lease dated as of March 27, 2006 between DIV Danbury 187, LLC and DIV Linden 1987, LLC and SiriusDecisions, Inc.

10.32(1)	Amendment to Lease dated as of March 27, 2008 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.33(1)	Second Amendment to Lease dated as of June 15, 2012 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.34(1)	Third Amendment to Lease dated as of October 24, 2012 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.35(1)	Fourth Amendment to Lease dated as of February 14, 2014 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.36(1)	Fifth Amendment to Lease dated as of October 2, 2015 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.37	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed herewith.
+	Denotes management contract or compensation arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 8, 2019

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2019

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 8, 2019

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 8, 2019

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 8, 2019

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 8, 2019

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 8, 2019

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 8, 2019

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 8, 2019

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 8, 2019

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 8, 2019