Form 10-Q
period 2019-03-31
FORRESTER RESEARCH, INC.
filed 2019-05-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 000-21433

FORRESTER RESEARCH, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
60 Acorn Park Drive CAMBRIDGE, MASSACHUSETTS	02140 (Zip Code)
(Address of principal executive offices)

(617) 613-6000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	FORR	Nasdaq Global Select Market

As of May 6, 2019, 18,437,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$75,012	$140,296
Accounts receivable, net	69,122	67,318
Deferred commissions	17,254	15,677
Prepaid expenses and other current assets	16,299	12,802
Total current assets	177,687	236,093
Property and equipment, net	26,357	22,005
Operating lease right-of-use assets	71,529	—
Goodwill	242,543	85,165
Intangible assets, net	114,684	4,951
Other assets	7,578	5,310
Total assets	$640,378	$353,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,209	$588
Accrued expenses and other current liabilities	69,946	54,065
Current portion of long-term debt	7,031	—
Deferred revenue	191,612	135,332
Total current liabilities	269,798	189,985
Long-term debt, net of deferred financing fees	143,728	—
Non-current operating lease liabilities	63,843	—
Other non-current liabilities	19,195	11,939
Total liabilities	496,564	201,924

Stockholders' Equity (Note 10):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,050 and 22,951 shares as of March 31, 2019 and December 31, 2018, respectively
Outstanding - 18,419 and 18,320 shares as of March 31, 2019 and December 31, 2018, respectively	231	230
Additional paid-in capital	206,655	200,696
Retained earnings	114,401	127,717
Treasury stock - 4,631 shares as of March 31, 2019 and December 31, 2018, at cost	(171,889)	(171,889)
Accumulated other comprehensive loss	(5,584)	(5,154)
Total stockholders’ equity	143,814	151,600
Total liabilities and stockholders’ equity	$640,378	$353,524

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Research services	$68,609	$51,700
Advisory services and events	32,040	26,049
Total revenues	100,649	77,749
Operating expenses:
Cost of services and fulfillment	45,110	34,105
Selling and marketing	42,033	33,011
General and administrative	13,190	10,739
Depreciation	2,023	1,996
Amortization of intangible assets	6,210	186
Acquisition and integration costs	2,967	—
Total operating expenses	111,533	80,037
Loss from operations	(10,884)	(2,288)
Interest expense	(2,352)	—
Other expense, net	(270)	(118)
Losses on investments, net	(36)	(25)
Loss before income taxes	(13,542)	(2,431)
Income tax benefit	(226)	(698)
Net loss	$(13,316)	$(1,733)
Basic loss per common share	$(0.73)	$(0.10)
Diluted loss per common share	$(0.73)	$(0.10)
Basic weighted average common shares outstanding	18,363	18,036
Diluted weighted average common shares outstanding	18,363	18,036
Cash dividends declared per common share	$—	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(13,316)	$(1,733)

Other comprehensive income (loss), net of taxes:
Foreign currency translation	(430)	1,703
Net change in market value of investments	—	(115)
Other comprehensive income (loss)	(430)	1,588
Comprehensive loss	$(13,746)	$(145)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,316)	$(1,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,023	1,996
Amortization of intangible assets	6,210	186
Net losses from investments	36	25
Deferred income taxes	(10,529)	93
Stock-based compensation	2,685	1,963
Amortization of deferred financing fees	230	—
Amortization of premium on investments	—	25
Foreign currency losses	330	387
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,239	7,921
Deferred commissions	(1,577)	(122)
Prepaid expenses and other current assets	(1,945)	(5,454)
Operating lease right-of-use asset	3,225	—
Accounts payable	902	133
Accrued expenses and other liabilities	(7,244)	(14,890)
Deferred revenue	29,108	17,275
Operating lease liabilities	(3,389)	—
Net cash provided by operating activities	25,988	7,805
Cash flows from investing activities:
Acquisitions, net of cash acquired	(238,943)	—
Purchases of property and equipment	(2,772)	(1,324)
Purchases of marketable investments	—	(11,604)
Proceeds from sales and maturities of marketable investments	—	11,500
Net cash used in investing activities	(241,715)	(1,428)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	171,275	—
Payments on borrowings	(21,563)	—
Payment of debt issuance costs	(857)	—
Deferred acquisition payments	(766)	—
Dividends paid on common stock	—	(3,611)
Repurchases of common stock	—	(4,367)
Proceeds from issuance of common stock under employee equity incentive plans	3,361	2,530
Taxes paid related to net share settlements of stock-based compensation awards	(89)	(66)
Net cash provided by (used in) financing activities	151,361	(5,514)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	438	1,420
Net change in cash, cash equivalents and restricted cash	(63,928)	2,283
Cash, cash equivalents and restricted cash, beginning of period	140,296	79,790
Cash, cash equivalents and restricted cash, end of period	$76,368	$82,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,948	—
Cash paid for income taxes	$849	$669

Non-cash financing activities for the three months ended March 31, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 3 – Debt for further information.

Refer to Note 1 – Interim Consolidated Financial Statements for lease right of use assets obtained in exchange for operating lease obligations during the three months ended March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2019 may not be indicative of the results for the year ending December 31, 2019, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest. See Note 5 – Fair Value Measurements, for the fair value of the Company’s assets and liabilities.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	March 31,
	2019	2018
Cash and cash equivalents	$75,012	$82,073
Restricted cash classified in (1):
Prepaid expenses and other current assets	208	—
Other assets	1,148	—
Cash, cash equivalents and restricted cash shown in statement of cash flows	$76,368	$82,073

(1)

Restricted cash consists of collateral required primarily for letters of credit. The short-term or long-term classification is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities from leases on the balance sheet and disclose qualitative and quantitative information about the lease arrangements. Lessor accounting is largely unchanged. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional adoption method and for lessors, provides a practical expedient for the separation of lease and non-lease components within a contract.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method in which prior periods are not adjusted. Under this method, the cumulative effect of applying the standard is recorded at the date of initial application. Adoption of the standard did not result in the Company recording a cumulative effect adjustment. The standard resulted in the recognition of operating lease right-of-use assets of $53.3 million, operating lease liabilities of $60.8 million and the elimination of deferred rent of $7.5 million on the adoption date. In addition, the Company recorded $10.4 million of operating lease right-of-use assets and operating lease liabilities on January 3, 2019 as a result of the acquisition of SiriusDecisions (see to Note 2 – Acquisitions). Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

The Company elected the package of practical expedients permitted under the new lease standard that allowed the carry forward of the historical lease classification for all leases that existed as of the adoption date. In addition, the Company elected to exempt short term leases from recognition of right of use assets and lease liabilities, and elected not to separate lease and non-lease components within its leases.

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease right-of-use (“ROU”) assets and non-current operating lease liabilities are included as individual line items on the Consolidated Balance Sheets while short term operating lease liabilities are recorded within accrued expenses and other current liabilities.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as an implicit rate is generally not readily determinable. An operating lease ROU asset includes all lease payments and excludes lease incentives and initial direct costs incurred. Some of the Company’s leases include options to extend or terminate the lease. When determining the lease term, these options are included in the measurement and recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease.

Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the Consolidated Statements of Operations.

The Company’s lease agreements generally contain lease and non-lease components. Non-lease components are fixed charges stated in an agreement and primarily include payments for parking at the leased office space. The Company accounts for the lease and fixed payments for non-lease components as a single lease component under Topic 842, which increases the amount of the ROU assets and lease liabilities.

Most of the Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are not material.

The components of lease expense were as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$3,569
Short-term lease cost	255
Variable lease cost	1,234
Total lease cost	$5,058

Additional information related to leases is summarized in the following table (in thousands, except lease term and discount rate):

Three Months Ended
March 31, 2019
Cash paid for operating cash flows from operating leases	$3,753
Operating right-of-use assets obtained in exchange for lease obligations	$12,011
Weighted-average remaining lease term - operating leases (years)	7.0
Weighted-average discount rate - operating leases	5.1%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows (in thousands):

2019	$9,590
2020	15,030
2021	12,692
2022	11,993
2023	11,988
Thereafter	35,041
Total lease payments	96,334
Less imputed interest	(16,087)
Present value of lease liabilities	$80,247

Lease balances as of March 31, 2019 are as follows (in thousands):

Operating lease right-of-use assets	$71,529

Short term operating lease liability (1)	$16,404
Non-current operating lease liabilities	63,843
Total operating lease liabilities	$80,247

(1)	Included in accrued expenses and other current liabilities

The Company’s leases do not contain residual value guarantees, material restrictions or covenants.

Note 2 — Acquisitions

The Company accounts for business combinations in accordance with the acquisition method of accounting as prescribed by Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill.

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the issued and outstanding shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time CX cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The Company paid $8.4 million on the closing date. An additional $1.5 million is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. The Company also paid additional purchase price based on the acquired working capital of $0.8 million during the three months ended March 31, 2019. In addition, the sellers may earn up to $4.2 million based on the financial performance of FeedbackNow during the two-year period following the closing date, with up to $1.7 million and $2.5 million payable during 2019 and 2020, respectively, if the financial targets are met. The range of undiscounted amounts that could be payable under this arrangement is zero to $4.2 million. The fair value of this contingent consideration arrangement as of the acquisition date was $3.4 million, which was recognized as purchase price.

There were no measurement period adjustments recorded during the three months ended March 31, 2019. The allocation of the purchase price for FeedbackNow is preliminary with respect to income taxes payable. The Company expects to obtain the remainder of the information to complete the allocation of purchase price during the second quarter of 2019.

SiriusDecisions, Inc.

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc. (“SiriusDecisions”), a privately-held company based in Wilton, Connecticut with approximately 350 employees globally. Forrester believes that the combination of its expertise in strategy with SiriusDecisions’ focus on operational excellence will create additional market opportunities for the Company, including cross-selling services to the respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. The acquisition of SiriusDecisions was determined to be an acquisition of a business under the provisions of ASC 805.

Pursuant to the terms of the merger agreement, the Company paid $247.3 million at closing, which is subject to adjustment, and included the purchase price of $245.0 million plus an estimate of cash acquired and reduced by an estimate of certain working capital items. Net cash paid, which accounts for cash acquired of $7.9 million and a subsequent $0.5 million reduction in cash paid for transaction-related expenses, was $238.9 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows. The Company expects to determine the working capital adjustment during the second quarter of 2019. At the time of the merger, each vested SiriusDecisions stock option was converted into the right to receive the excess of the per share merger consideration over the exercise price of such stock option. All unvested SiriusDecisions stock options were cancelled without payment of any consideration.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of SiriusDecisions (in thousands):

Assets:
Cash and cash equivalents	$7,858
Accounts receivable	18,981
Prepaids and other current assets	3,786
Fixed assets	4,169
Goodwill (1)	157,808
Acquired intangible assets (2)	116,000
Other assets	265
Total assets	308,867
Liabilities:
Accounts payable and accrued liabilities	9,251
Deferred revenue	26,244
Deferred tax liability	24,460
Long-term deferred revenue	1,037
Other long-term liabilities	1,073
Total liabilities	62,065
Net assets acquired	$246,802

(1)	Goodwill represents the expected revenue and cost synergies from combining SiriusDecisions with Forrester as well as the value of the acquired workforce.
(2)

All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $116.0 million assigned to acquired intangible assets, $14.0 million was assigned to the technology asset class with useful lives of 1 to 8 years (with a weighted average amortization period of 2.9 years), $13.0 million to backlog with a useful life of 2.0 years, $77.0 million to customer relationships with a useful life of 9.25 years, and $12.0 million to trade names with a useful life of 15.5 years. The weighted-average amortization period for the total acquired intangible assets is 8.3 years. Amortization of acquired intangible assets was $6.0 million for the three months ended March 31, 2019.

The allocation of the purchase price for SiriusDecisions is preliminary with respect to the valuation of acquired intangible assets, working capital and goodwill. The Company expects to obtain the remainder of the information to complete the allocation of purchase price by the end of 2019.

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecision’s operating results and the related goodwill are being reported as its own operating segment (refer to Note 11 – Operating Segments). The goodwill is not deductible for income tax purposes. The acquisition of SiriusDecisions added approximately $15.2 million of additional revenue and $24.9 million of direct expenses including intangible amortization for the three months ended March 31, 2019. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Pro forma total revenue	$104,488	$93,371
Pro forma net loss	$(9,090)	$(10,451)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments for the three months ended March 31, 2018: (1) an increase in interest expense and amortization of debt issuance costs related to the financing of the SiriusDecisions acquisition (refer to Note 3 – Debt for further information on the Company’s borrowings related to the acquisition); (2) a decrease in revenue as a result of the preliminary purchase price allocation for deferred revenue; (3) an adjustment for depreciation and amortization expenses as a result of the preliminary purchase price allocation for finite-lived intangible assets and property, and equipment; and (4) an increase in operating costs to recognize acquisition costs incurred upon the close of the acquisition.

For the three months ended March 31, 2019, goodwill increased by $157.4 million with $157.8 million of the increase attributable to the acquisition of SiriusDecisions and a $0.4 million decrease due to foreign currency fluctuations.

The Company recognized $1.7 million of acquisition costs in the three months ended March 31, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Debt

In connection with the acquisition of SiriusDecisions, the Company entered into a $200.0 million Credit Agreement on January 3, 2019 (the “Closing Date”). The Credit Agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). On the Closing Date, the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility were used to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the acquisition and the Facilities. The Facilities are scheduled to mature on January 3, 2024.

The Facilities permit the Company to borrow incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

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

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either (i) the London Interbank Offering Rate (“LIBOR”) for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company will pay a commitment fee equal to 0.35% per annum on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears. The commitment fee may decrease to 0.30% or 0.25% based on Forrester’s consolidated total leverage ratio.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, commencing on March 31, 2019 with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of March 31, 2019 is set forth in the table below (in thousands):

2019	$4,688
2020	9,375
2021	12,500
2022	12,500
2023	15,625
Thereafter	68,750
Total principal payments	$123,438

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day.

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility which are recorded in other assets on the Consolidated Balance Sheets. These costs are being amortized as interest expense on a straight-line basis over the five-year term of the Revolving Credit Facility. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2019	December 31, 2018
Term loan facility (1)	$123,438	$—
Revolving credit facility (1) (2)	30,000	—
Principal amount outstanding (3)	153,438	—
Less: Deferred financing fees	(2,679)	—
Net balance sheet carrying amount	$150,759	$—

(1)	The contractual annualized interest rate as of March 31, 2019 on the Term loan facility and the Revolving Credit Facility was 5.0%, which consisted of LIBOR of 2.5% plus a margin of 2.5%.
(2)	The Company had $45.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2019.
(3)	The weighted average annual effective rates on the Company's total debt outstanding for the three months ended March 31, 2019, was 5.0%.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The first covenant reporting period was March 31, 2019 and the Company was in full compliance. The Facilities also contain customary events of default, representations, and warranties.

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

Note 4 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at January 1, 2019	$(5,154)	$(5,154)
Foreign currency translation	(430)	(430)
Balance at March 31, 2019	$(5,584)	$(5,584)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	1,703	1,703
Unrealized loss on investments, net of tax of $(38)	(115)	—	(115)
Balance at March 31, 2018	$(256)	$(194)	$(450)

Note 5 — Fair Value Measurements

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

During the three months ended March 31, 2019 and March 31, 2018, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$7,177	$—	$—	$7,177
Total Assets:	$7,177	$—	$—	$7,177

Liabilities
Contingent purchase price (2)	$—	$—	$(4,059)	$(4,059)
Total Liabilities:	$—	$—	$(4,059)	$(4,059)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$255	$—	$—	$255
Total Assets:	$255	$—	$—	$255

Liabilities
Contingent purchase price (2)	$—	$—	$(4,196)	$(4,196)
Total Liabilities:	$—	$—	$(4,196)	$(4,196)

(1)	Included in cash and cash equivalents.
(2)

$1.8 million is included in accrued expenses and other current liabilities, and $2.3 million and $2.4 million is included in non-current liabilities as of March 31, 2019 and December 31, 2018, respectively.

Level 3 liabilities at March 31, 2019 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the three months ended March 31, 2019 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2018	$(4,196)
Fair value adjustment of contingent purchase price (1)	88
Foreign exchange effect	49
Balance at March 31, 2019	$(4,059)

(1)

This amount was recognized as a reduction in acquisition and integration costs within the Consolidated Statements of Operations. As of March 31, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.8%, and revenue volatility of 24.4%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

Note 6 — Non-Marketable Investments

At March 31, 2019 and December 31, 2018, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $2.4 million and $2.5 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments at March 31, 2019 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were immaterial during the three months ended March 31, 2019 and March 31, 2018. Losses are included in losses on investments, net in the Consolidated Statements of Operations. During the three months ended March 31, 2019 and March 31, 2018, no distributions were received from the funds.

Note 7 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2019 or 2018.

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

During the three months ended March 31, 2019, the Company recognized approximately $58.1 million of revenue related to its deferred revenue balance at January 1, 2019. During the three months ended March 31, 2018, the Company recognized approximately $58.0 million of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $357.9 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of March 31, 2019.

Cost to Obtain Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $7.2 million and $7.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Income tax benefit for the three months ended March 31, 2019 was $0.2 million resulting in an effective tax rate of 1.7% for the period. The Company recorded a $0.6 million discrete tax expense during the three months ended March 31, 2019 due to the settlement of a U.S. Competent Authority claim during the period. The Company anticipates that its effective tax rate for the full year 2019 will be approximately 5% due to a projected pretax loss for the year. Income tax benefit for the three months ended March 31, 2018 was $0.7 million resulting in an effective tax rate of 28.7% for the period.

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

Note 9 — Net Loss Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Basic weighted average common shares outstanding	18,363	18,036
Weighted average common equivalent shares	—	—
Diluted weighted average common shares outstanding	18,363	18,036
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	703	1,059

Note 10 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

							Accumulated
	Common Stock		Additional		Treasury Stock		Other
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at January 1, 2019	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans	99	1	3,274	—	—	—	—	3,275
Stock-based compensation expense	—	—	2,685	—	—	—	—	2,685
Net loss	—	—	—	(13,316)	—	—	—	(13,316)
Foreign currency translation	—	—	—	—	—	—	(430)	(430)
Balance at March 31, 2019	23,050	$231	$206,655	$114,401	4,631	$(171,889)	$(5,584)	$143,814

							Accumulated
	Common Stock		Additional		Treasury Stock		Other
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at January 1, 2018	22,432	$224	$181,910	$123,010	4,391	$(161,943)	$(2,012)	$141,189
Issuance of common stock under stock plans	82	1	2,462	—	—	—	—	2,463
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,829	—	—	(26)	3,803
Stock-based compensation expense	—	—	1,963	—	—	—	—	1,963
Repurchases of common stock	—	—	—	—	106	(4,367)	—	(4,367)
Dividends paid on common shares	—	—	—	(3,611)	—	—	—	(3,611)
Net loss	—	—	—	(1,733)	—	—	—	(1,733)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(115)	(115)
Foreign currency translation	—	—	—	—	—	—	1,703	1,703
Balance at March 31, 2018	22,514	$225	$186,335	$121,495	4,497	$(166,310)	$(450)	$141,295

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2019 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	497	$40.89
Granted	162	44.88
Vested	(11)	40.38
Forfeited	(11)	41.94
Unvested at March 31, 2019	637	$41.89

Stock option activity for the three months ended March 31, 2019 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2018	583	$35.27
Granted	—	—
Exercised	(67)	34.99
Forfeited	(1)	33.16
Outstanding at March 31, 2019	515	$35.31	4.72	$6,721
Exercisable at March 31, 2019	438	$35.48	4.38	$5,639
Vested and expected to vest at March 31, 2019	515	$35.31	4.72	$6,721

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of services and fulfillment	$1,463	$1,020
Selling and marketing	440	244
General and administrative	782	699
Total	$2,685	$1,963

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Average risk-free interest rate	2.51%	1.92%
Expected dividend yield	0.0%	2.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	34%	22%
Weighted average fair value	$12.50	$8.49

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 and the related debt incurred to fund the acquisition, the Company suspended its dividend program in November 2018. Accordingly, the Company did not declare or pay any dividend in the three months ended March 31, 2019. In the three months ended March 31, 2018, the Company declared and paid dividends of $0.20 per share or $3.6 million in the aggregate.

Treasury Stock

As of March 31, 2019, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three months ended March 31, 2019, the Company did not repurchase any shares of common stock. In the three months ended March 31, 2018, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $4.4 million. From the inception of the program through March 31, 2019, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 11 — Operating Segments

In conjunction with the acquisition of SiriusDecisions in the first quarter of 2019, the Company realigned its management structure into Products, Research and SiriusDecisions.

The Products segment includes the revenues of the Connect, Analytics, and Events products (excluding the revenues from SiriusDecisions products) and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues from the project consulting organization that is included in this segment. The project consulting organization delivers a majority of the Company’s project consulting revenue (excluding SiriusDecisions consulting) and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

The Research segment includes the revenues of the Research products and the cost of the organizations responsible for developing and delivering the Research products (excluding the costs and revenues from SiriusDecisions products). In addition, this segment includes Consulting revenues primarily from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by the Company’s research analysts.

The SiriusDecisions segment includes the revenues of the legacy SiriusDecisions products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes the costs of marketing, technology development and business support departments of the legacy SiriusDecisions business.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude, except as noted above for the SiriusDecisions segment, selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company is providing disaggregated revenue by product in the segment tables below (in thousands). The 2018 amounts have been reclassified to conform to the current presentation.

	Products	Research	SiriusDecisions	Consolidated
Three Months Ended March 31, 2019
Research services revenues
Research	$—	$36,437	$13,343	$49,780
Connect	13,115	—	456	13,571
Analytics	5,258	—	—	5,258
Total research services revenues	18,373	36,437	13,799	68,609

Advisory services and events revenues
Consulting	17,837	12,768	1,182	31,787
Events	27	—	226	253
Total advisory services and events revenues	17,864	12,768	1,408	32,040
Total segment revenues	36,237	49,205	15,207	100,649
Segment expenses	18,177	14,029	9,410	41,616
Contribution margin	18,060	35,176	5,797	59,033
Selling, marketing, administrative and other expenses				(60,740)
Amortization of intangible assets				(6,210)
Acquisition and integration costs				(2,967)
Interest and other expense and loss on investments				(2,658)
Loss before income taxes				$(13,542)

	Products	Research	SiriusDecisions	Consolidated
Three Months Ended March 31, 2018
Research services revenues
Research	$—	$34,643	$—	$34,643
Connect	12,564	—	—	12,564
Analytics	4,493	—	—	4,493
Total research services revenues	17,057	34,643	—	51,700

Advisory services and events revenues
Consulting	14,407	11,642	—	26,049
Events	—	—	—	—
Total advisory services and events revenues	14,407	11,642	—	26,049
Total segment revenues	31,464	46,285	—	77,749
Segment expenses	16,056	13,411	—	29,467
Contribution margin	15,408	32,874	—	48,282
Selling, marketing, administrative and other expenses				(50,384)
Amortization of intangible assets				(186)
Acquisition and integration costs				—
Other expense and loss on investments				(143)
Loss before income taxes				$(2,431)

Note 12 — Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates and operating income, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, and the adequacy of our cash and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, connect and analytics services, our ability to fulfill existing or generate new project consulting engagements, our ability to integrate the operations of acquired companies, the impact of our outstanding debt, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We derive revenues from memberships of our Research, Connect and Analytics products and services, performing Consulting services and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Membership revenues are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase Consulting services (includes advisory services and consulting projects) independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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

In the first quarter of 2019, we modified our calculation of client retention, dollar retention, and enrichment in conjunction with a project to fully automate the calculations. Client retention has been expanded to include virtually all client relationships (except for clients that only purchase web-based products such as individual reports, workshops and Event tickets) in comparison to the prior calculation that included only clients that purchased membership-based products. Dollar retention and enrichment are now calculated at a client account level in comparison to a contract level in the prior calculation. This results in a broader view of dollar retention and enrichment as it includes virtually all products in the calculations (except for web-based products mentioned above) and captures all enrichment that occurs within the year for an account. We have provided the metrics under the new methodology for each quarter of 2018 in the table below.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Client retention	71%	71%	71%	71%
Dollar retention	90%	89%	90%	90%
Enrichment	110%	107%	109%	109%

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
•

Agreement value — the total revenues recognizable from all contracts to purchase our services in force at a given time (excluding contracts that consist solely of Consulting services and the value of Event sponsorships included in all contracts), without regard to how much revenue has already been recognized.

•

Client retention — the percentage of client companies (defined as all clients except those that only purchase web-based products such as individual reports, workshops and Event tickets) at the prior year measurement date that have active contracts at the current year measurement date.

•	Dollar retention — the percentage of the total dollar value of client companies’ active contracts at the prior year measurement date that have active contracts at the current year measurement date.
•

Enrichment — the dollar value of client companies’ active contracts at the current year measurement date compared to the dollar value of the corresponding client companies’ active contracts at the prior year measurement date.

•

Clients — we aggregate the various divisions and subsidiaries of a corporate parent as a single client and we also aggregate separate instrumentalities of the federal, state, and provincial governments as a single client. We have historically included only clients that purchased membership-based products in our definition of clients. We plan to reassess this definition during the second quarter of 2019.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Deferred revenue	$191.6	$155.4	$36.2	23%
Agreement value	$345.3	$246.4	$98.9	40%
Client retention	72%	71%	1	1%
Dollar retention	90%	90%	—	—
Enrichment	106%	110%	(4)	(4%)
Number of clients	2,850	2,349	501	21%

Agreement value and number of clients include the effect of SiriusDecisions, but retention and enrichment metrics will not be similarly affected until the first quarter of 2020.

Deferred revenue at March 31, 2019 increased 23% compared to the prior year primarily due to the acquisition of SiriusDecisions. Excluding the effect of SiriusDecisions, deferred revenue increased approximately 3% as contract billings exceeded revenue for the period. Agreement value increased 40% at March 31, 2019 compared to the prior year with approximately 28 percentage points of growth due to the acquisition of SiriusDecisions and the remainder due to both an increase in contract bookings and increased bundling of Consulting services with our Research and Connect products in our contracts. Client retention rate increased 1 percentage point compared with both the prior quarter and with the prior year period. Dollar retention rate was flat with both the prior quarter and the prior year period. Enrichment rate decreased 4 percentage points compared to the prior year and 3 percentage points compared to the prior quarter period.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, non-marketable investments, goodwill and other intangible assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our other critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Research services	68.2%	66.5%
Advisory services and events	31.8	33.5
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	44.8	43.9
Selling and marketing	41.8	42.5
General and administrative	13.1	13.8
Depreciation	2.0	2.5
Amortization of intangible assets	6.2	0.2
Acquisition and integration costs	2.9	—
Loss from operations	(10.8)	(2.9)
Interest expense	(2.3)	—
Other expense, net	(0.3)	(0.2)
Losses on investments, net	—	—
Loss before income taxes	(13.5)	(3.1)
Income tax benefit	(0.3)	(0.9)
Net loss	(13.2%)	(2.2%)

Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$100.6	$77.7	$22.9	29%
Revenues from research services	$68.6	$51.7	$16.9	33%
Revenues from advisory services and events	$32.0	$26.0	$6.0	23%
Revenues attributable to customers outside of the U.S.	$22.4	$18.8	$3.6	19%
Percentage of revenue attributable to customers outside of the U.S.	21%	24%	(3)	(13%)
Number of events	2	—	2	100%

Total revenues increased 29% during the three months ended March 31, 2019 compared to the prior year period, with SiriusDecisions contributing $15.2 million or 19.5% of the increase. Revenues from customers outside the U.S. increased 19% during the three months ended March 31, 2019 compared to the prior year period. The increase in revenues attributable to customers outside of the U.S. during the three months ended March 31, 2019 was due to the acquisition of SiriusDecisions, which added $2.5 million in international revenue, and growth in revenues in Canada and the Asia Pacific region in the legacy Forrester business.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 33% during the three months ended March 31, 2019 compared to the prior year period, with SiriusDecisions contributing $13.8 million or 27% of the increase. The remainder of the increase was primarily driven by an increase in demand for the legacy Forrester Research products.

Revenues from advisory services and events increased 23% during the three months ended March 31, 2019 compared to the prior year period, with SiriusDecisions contributing $1.4 million or 5% of the increase. The remainder of the increase was due to strong delivery of legacy Forrester Consulting revenues.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$45.1	$34.1	$11.0	32%
Cost of services and fulfillment as a percentage of total revenues	44.8%	43.9%	0.9	2%
Service and fulfillment employees (at end of period)	754	610	144	24%

Cost of services and fulfillment expenses increased 32% during the three months ended March 31, 2019 compared to the prior year period. Approximately $8.0 million of the increase was attributable to the acquisition of SiriusDecisions. The $3.0 million increase attributable to legacy Forrester activity was primarily due to (1) a $1.3 million increase in compensation and benefit costs, resulting principally from an increase in employees compared to the prior year period and annual merit increases, (2) a $0.5 million increase in professional services costs primarily due to an increase in outsourcing of services performed on our revenue contracts, (3) a $0.4 million increase in travel and entertainment expenses, and (4) a $0.4 million increase in stock compensation expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$42.0	$33.0	$9.0	27%
Selling and marketing expenses as a percentage of total revenues	41.8%	42.5%	(0.7)	(2%)
Selling and marketing employees (at end of period)	739	577	162	28%

Selling and marketing expenses increased 27% during the three months ended March 31, 2019 compared to the prior year period. Approximately $8.4 million of the increase was attributable to the acquisition of SiriusDecisions. The $0.6 million increase attributable to legacy Forrester activity was primarily due to a $0.5 million increase in travel and entertainment expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.2	$10.7	$2.5	23%
General and administrative expenses as a percentage of total revenues	13.1%	13.8%	(0.7)	(5%)
General and administrative employees (at end of period)	247	192	55	29%

General and administrative expenses increased 23% during the three months ended March 31, 2019 compared to the prior year period. Approximately $2.1 million of the increase was attributable to the acquisition of SiriusDecisions. The $0.4 million increase attributable to legacy Forrester activity was primarily due to multiple small increases including an increase in compensation and benefits costs resulting principally from an increase in employees compared to the prior year period and an increase in professional and subscription services costs.

Depreciation

Depreciation expense remained essentially consistent during the three months ended March 31, 2019 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense increased by $6.0 million during the three months ended March 31, 2019 compared to the prior year period due to our recent acquisitions.

Acquisition and Integration Costs

During the three months ended March 31, 2019, we incurred $3.0 million of acquisition and integration costs. The costs consist of the direct and incremental costs to acquire and integrate the companies as well as certain fair value adjustments related to the acquisitions.  The charges primarily consisted of consulting, severance, accounting and tax professional fees, and valuation services. These charges were partially offset by a $1.1 million decrease due to recording deferred commissions for SiriusDecisions as the result of adopting ASC 606. We expect to incur acquisition and integration costs in a range of $6.5 million to $7.5 million for the year ending December 31, 2019.

Interest Expense

During the three months ended March 31, 2019, we incurred $2.4 million of interest expense. Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions.

Other Expense, Net

Other expense, net primarily consists of losses on foreign currency partially offset by interest income. The increase in other expense, net of $0.2 million during the three months ended March 31, 2019 compared to the prior year period was primarily due to a decrease in interest income.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment losses from our technology-related investment funds. Losses on investments, net remained essentially consistent during the three months ended March 31, 2019 compared to the prior year period.

Income Tax Benefit

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Income tax benefit (dollars in millions)	$(0.2)	$(0.7)	$(0.5)	(71%)
Effective tax rate	1.7%	28.7%	(27.0)	(94%)

Income tax benefit during the three months ended March 31, 2019 includes a discrete tax expense of $0.6 million due to a settlement with U.S. Competent Authority during the period. For the full year 2019, we anticipate that our effective tax rate will be approximately 5% due to a projected pretax loss for the year.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We previously recorded a tax benefit based on the opinion in the case. Currently the U.S. Court of Appeals for the Ninth Circuit is reviewing the case and a final decision is yet to be issued. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Segment Results

In conjunction with the acquisition of SiriusDecisions in the first quarter of 2019, we realigned our management structure into Products, Research and SiriusDecisions. Prior year amounts have been reclassified to conform to the current presentation.

The Products segment includes the revenues of the Connect, Analytics, and Events products (excluding the revenues from SiriusDecisions products) and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues from the project consulting organization that is included in this segment. The project consulting organization delivers a majority of our project consulting revenue (excluding SiriusDecisions consulting) and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

The Research segment includes the revenues of the Research products and the cost of the organizations responsible for developing and delivering the Research products (excluding the costs and revenues from SiriusDecisions products). In addition, this segment includes

Consulting revenues primarily from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by our research analysts.

The SiriusDecisions segment includes the revenues of the legacy SiriusDecisions products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes the costs of marketing, technology development and business support departments of the legacy SiriusDecisions business.

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude, except as noted above for the SiriusDecisions segment, selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Products	Research	SiriusDecisions	Consolidated
Three Months Ended March 31, 2019
Research services revenues
Research	$—	$36,437	$13,343	$49,780
Connect	13,115	—	456	13,571
Analytics	5,258	—	—	5,258
Total research services revenues	18,373	36,437	13,799	68,609

Advisory services and events revenues
Consulting	17,837	12,768	1,182	31,787
Events	27	—	226	253
Total advisory services and events revenues	17,864	12,768	1,408	32,040
Total segment revenues	36,237	49,205	15,207	100,649
Segment expenses	18,177	14,029	9,410	41,616
Contribution margin	18,060	35,176	5,797	59,033
Year over year revenue change	15%	6%	N/A	29%
Year over year expense change	13%	5%	N/A	41%

	Products	Research	SiriusDecisions	Consolidated
Three Months Ended March 31, 2018
Research services revenues
Research	$—	$34,643	$—	$34,643
Connect	12,564	—	—	12,564
Analytics	4,493	—	—	4,493
Total research services revenues	17,057	34,643	—	51,700

Advisory services and events revenues
Consulting	14,407	11,642	—	26,049
Events	—	—	—	—
Total advisory services and events revenues	14,407	11,642	—	26,049
Total segment revenues	31,464	46,285	—	77,749
Segment expenses	16,056	13,411	—	29,467
Contribution margin	15,408	32,874	—	48,282

Product segment revenues increased 15% during the three months ended March 31, 2019 compared to the prior year period. Connect revenues increased 4% driven by our new learning product and Analytics revenues grew 17% due primarily to the FeedbackNow product line. Consulting revenues increased 24% driven by healthy backlog entering the quarter and higher utilization of our consultants. Product segment expenses increased 13% during the three months ended March 31, 2019 compared to the prior year period. The increase in expenses was primarily due to a $1.3 million increase in compensation and benefit costs due to an increase in the number of employees as well as a $0.5 million increase in billable expenses and other travel and entertainment.

Research segment revenues increased 6% during the three months ended March 31, 2019 compared to the prior year period. The Research product line increased 5% driven by our reprint product and Consulting revenues increased 10% due to strong delivery of advisory services and project consulting. Research segment expenses increased 5% during the three months ended March 31, 2019 compared to the prior year period. The increase in expenses was primarily due to an increase in compensation and benefit costs, professional services, and travel and entertainment.

Liquidity and Capital Resources

The amounts reported in our earnings release and Form 8-K filed on April 30, 2019 for cash generated from operating activities and cash used for acquisitions of $26.5 million and $(239.4) million, respectively, have been adjusted in this Form 10-Q to $26.0 million and $(238.9) million, respectively.

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 68% of our revenues during the three months ended March 31, 2019, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $26.0 million and $7.8 million during the three months ended March 31, 2019 and 2018, respectively. The $18.2 million increase in cash provided from operations for the three months ended March 31, 2019 was attributable to a $33.5 million increase in cash generated from working capital, driven by (a) a $23.2 million increase from accounts receivable in deferred revenue due to strong bookings and collections activity in the current period and due to the prior period having lower than normal cash generation due to system changes implemented in the first quarter of 2018 which delayed client invoicing and (b) $7.6 million of lower cash used for accrued expenses due to an increase of $7.0 million in accrued income taxes in the current period (which partially offset the non-cash deferred tax expense of $10.5 million). These increases were partially offset by a $15.3 million decrease in net loss combined with the effect of non-cash items, which was due to a $10.5 million deferred tax expense recorded in the current period and increased acquisition and integration costs.

During the three months ended March 31, 2019, we used cash in investing activities of $241.7 million, consisting primarily of $238.9 million for the acquisition of SiriusDecisions, net of cash acquired, and $2.8 million in purchases of property and equipment. Property and equipment purchases during 2019 consisted primarily of software and leasehold improvements. During the three months ended March 31, 2018, we used $1.4 million of cash from investing activities, consisting primarily of $1.3 million of purchases of property and equipment and $0.1 million in net purchases of marketable investments. Property and equipment purchases during 2018 consisted primarily of software.

We generated $151.4 million of cash from financing activities during the three months ended March 31, 2019 primarily due to $171.3 million of borrowings, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $21.6 million of repayments of debt during the quarter that consisted of $20.0 million of discretionary payments on our revolving credit facility and $1.6 million of required repayments of our term loan. We used $5.5 million of cash in financing activities during the three months ended March 31, 2018 primarily due to the use of $4.4 million for purchases of our common stock and and the payment of a $3.6 million quarterly dividend, at $0.20 per share, which were partially offset by $2.5 million of proceeds from the exercise of stock options and our employee stock purchase plan. At March 31, 2019, we had $30.0 million outstanding on our revolving credit facility and plan to use excess cash flow, if any, to continue to make discretionary payments on our revolving credit facility. As of March 31, 2019, our remaining stock repurchase authorization was approximately $60.1 million.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information on this debt is provided in Note 3 – Debt included herein

Borrowings under the credit agreement can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for LIBOR-based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by us and our restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

Amounts borrowed under the credit agreement bear interest, at our option, at a rate per annum equal to either (i) the London Interbank Offering Rate (“LIBOR”) for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee equal to 0.35% per annum on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears. The commitment fee may decrease to 0.30% or 0.25% based on our consolidated total leverage ratio.

The credit agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of Forrester, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The first covenant reporting period was March 31, 2019 and we were in full compliance. The credit agreement also contains customary events of default, representations, and warranties.

As of March 31, 2019, we had cash and cash equivalents of $75.0 million. These balances include $46.0 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There has been a material change to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 due to the acquisition of SiriusDecisions that closed on January 3, 2019. As of March 31, 2019, we have the following new future contractual obligations (in thousands):

Contractual Obligations (1)	Total	2019	2020	2021	2022	2023	Thereafter
Interest payments - long-term debt (2)	$24,528	$4,689	$5,857	$5,306	$4,660	$3,969	$47

(1)	Operating lease obligations are included in Note 1 – Interim consolidated financial statements.
(2)	Interest payments were based on the interest rates in effect as of March 31, 2019. Long-term principal repayments are included in Note 3 – Debt.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 and Note 12 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

INTEREST RATE RISK

As of March 31, 2019, we had $153.4 million in total debt principal outstanding. See Note 3 — Debt herein for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of March 31, 2019 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pretax interest expense for the following 12 month period by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

The foregoing assessment excludes our acquisition on January 3, 2019 of SiriusDecisions, for which we paid $247.3 million at closing. See Note 2 to the Consolidated Financial Statements for additional information. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with respect to historical Forrester operations. We are currently in the process of integrating our acquisition of SiriusDecisions, evaluating its internal controls and implementing our internal control structure over its operations, which may lead us to modify certain internal controls in future periods.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2019, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2019, we did not purchase any shares of our common stock under the stock repurchase program.

ITEM 6. EXHIBITS

10.1	Third Amendment to Office Lease dated as of March 12, 2019 between Spear Street Corridor LLC and the Company. (filed herewith)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document. (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema. (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: May 10, 2019