Form 10-Q
period 2019-06-30
FORRESTER RESEARCH, INC.
filed 2019-08-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of August 1, 2019, 18,552,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$69,762	$140,296
Accounts receivable, net	65,824	67,318
Deferred commissions	14,837	15,677
Prepaid expenses and other current assets	16,227	12,802
Total current assets	166,650	236,093
Property and equipment, net	25,974	22,005
Operating lease right-of-use assets	73,167	—
Goodwill	242,265	85,165
Intangible assets, net	108,661	4,951
Other assets	7,753	5,310
Total assets	$624,470	$353,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,462	$588
Accrued expenses and other current liabilities	67,340	54,065
Current portion of long-term debt	7,813	—
Deferred revenue	180,910	135,332
Total current liabilities	259,525	189,985
Long-term debt, net of deferred financing fees	131,540	—
Non-current operating lease liabilities	64,818	—
Other non-current liabilities	18,901	11,939
Total liabilities	474,784	201,924

Stockholders' Equity (Note 11):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,089 and 22,951 shares as of June 30, 2019 and December 31, 2018, respectively
Outstanding - 18,458 and 18,320 shares as of June 30, 2019 and December 31, 2018, respectively	231	230
Additional paid-in capital	210,378	200,696
Retained earnings	115,956	127,717
Treasury stock - 4,631 shares as of June 30, 2019 and December 31, 2018, at cost	(171,889)	(171,889)
Accumulated other comprehensive loss	(4,990)	(5,154)
Total stockholders’ equity	149,686	151,600
Total liabilities and stockholders’ equity	$624,470	$353,524

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Research services	$76,279	$58,300	$144,888	$110,000
Advisory services and events	51,904	38,053	83,944	64,102
Total revenues	128,183	96,353	228,832	174,102
Operating expenses:
Cost of services and fulfillment	56,571	39,071	101,681	73,176
Selling and marketing	44,017	32,709	86,050	65,720
General and administrative	13,221	10,940	26,411	21,679
Depreciation	2,166	2,095	4,189	4,091
Amortization of intangible assets	5,099	182	11,309	368
Acquisition and integration costs	2,487	329	5,454	329
Total operating expenses	123,561	85,326	235,094	165,363
Income (loss) from operations	4,622	11,027	(6,262)	8,739
Interest expense	(2,085)	—	(4,437)	—
Other income (expense), net	(86)	271	(356)	153
Losses on investments, net	(8)	(20)	(44)	(45)
Income (loss) before income taxes	2,443	11,278	(11,099)	8,847
Income tax expense	888	3,490	662	2,792
Net income (loss)	$1,555	$7,788	$(11,761)	$6,055
Basic income (loss) per common share	$0.08	$0.43	$(0.64)	$0.34
Diluted income (loss) per common share	$0.08	$0.43	$(0.64)	$0.33
Basic weighted average common shares outstanding	18,435	17,965	18,399	18,001
Diluted weighted average common shares outstanding	18,780	18,290	18,399	18,313
Cash dividends declared per common share	$—	$0.20	$—	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$1,555	$7,788	$(11,761)	$6,055

Other comprehensive income (loss), net of taxes:
Foreign currency translation	594	(3,394)	164	(1,691)
Net change in market value of investments	—	62	—	(53)
Other comprehensive income (loss)	594	(3,332)	164	(1,744)
Comprehensive income (loss)	$2,149	$4,456	$(11,597)	$4,311

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(11,761)	$6,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,189	4,091
Amortization of intangible assets	11,309	368
Net losses from investments	44	45
Deferred income taxes	(10,814)	(831)
Stock-based compensation	5,533	4,071
Operating lease right-of-use asset amortization and impairments	6,415	—
Amortization of deferred financing fees	474	—
Amortization of premium on investments	—	18
Foreign currency losses	498	437
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	22,476	20,020
Deferred commissions	840	2,086
Prepaid expenses and other current assets	(1,451)	280
Accounts payable	3,170	423
Accrued expenses and other liabilities	(9,976)	(15,310)
Deferred revenue	18,799	6,533
Operating lease liabilities	(6,216)	—
Net cash provided by operating activities	33,529	28,286
Cash flows from investing activities:
Acquisitions, net of cash acquired	(238,943)	(1,289)
Purchases of property and equipment	(4,666)	(2,544)
Purchases of marketable investments	—	(14,673)
Proceeds from sales and maturities of marketable investments	—	18,828
Other investing activity	30	—
Net cash provided by (used in) investing activities	(243,579)	322
Cash flows from financing activities:
Proceeds from borrowings, net of costs	171,275	—
Payments on borrowings	(33,125)	—
Payment of debt issuance costs	(857)	—
Deferred acquisition payments	(766)	—
Dividends paid on common stock	—	(7,196)
Repurchases of common stock	—	(9,642)
Proceeds from issuance of common stock under employee equity incentive plans	4,280	3,678
Taxes paid related to net share settlements of stock-based compensation awards	(130)	(102)
Net cash provided by (used in) financing activities	140,677	(13,262)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	189	(2,139)
Net change in cash, cash equivalents and restricted cash	(69,184)	13,207
Cash and cash equivalents, beginning of period	140,296	79,790
Cash, cash equivalents and restricted cash, end of period	$71,112	$92,997
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,791	—
Cash paid for income taxes	$2,540	$2,102

Non-cash financing activities for the six months ended June 30, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 4 – Debt for further information.

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results for the year ending December 31, 2019, or any other period.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest. See Note 6 – Fair Value Measurements, for the fair value of the Company’s assets and liabilities.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$69,762	$92,997
Restricted cash classified in (1):
Prepaid expenses and other current assets	203	—
Other assets	1,147	—
Cash, cash equivalents and restricted cash shown in statement of cash flows	$71,112	$92,997

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

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method in which prior periods are not adjusted. Under this method, the cumulative effect of applying the standard is recorded at the date of initial application. Adoption of the standard did not result in the Company recording a cumulative effect adjustment. Adoption of the standard resulted in the recognition of operating lease right-of-use (“ROU”) assets of $53.3 million, operating lease liabilities of $60.8 million and the elimination of deferred rent of $7.5 million on the adoption date. In addition, the Company recorded $10.4 million of operating lease ROU assets and operating lease liabilities on January 3, 2019 as a result of the acquisition of SiriusDecisions (see Note 2 – Acquisitions). Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

The Company elected the package of practical expedients permitted under the new lease standard that allowed the carry forward of the historical lease classification for all leases that existed as of the adoption date. In addition, the Company elected to exempt short term leases from recognition of ROU assets and lease liabilities and elected not to separate lease and non-lease components within its leases.

The Company determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease ROU assets and non-current operating lease liabilities are included as individual line items on the Consolidated Balance Sheets while short-term operating lease liabilities are recorded within accrued expenses and other current liabilities.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as an implicit rate in the lease is generally not readily determinable. An operating lease ROU asset includes all lease payments, lease incentives and initial direct costs incurred. Some of the Company’s leases include options to extend or terminate the lease. When determining the lease term, these options are included in the measurement and recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company considers various economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease.

Lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the Consolidated Statements of Operations.

The Company’s lease agreements generally contain lease and non-lease components. Non-lease components are fixed charges stated in an agreement and primarily include payments for parking at the leased office facilities. The Company accounts for the lease and fixed payments for non-lease components as a single lease component under Topic 842, which increases the amount of the ROU assets and lease liabilities.

Most of the Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.

The Company incurred $0.3 million of ROU asset impairments during the three and six months ended June 30, 2019 related to facility leases from the SiriusDecisions, Inc. acquisition.

Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and are not material.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$3,727	$7,296
Short-term lease cost	85	340
Variable lease cost	1,335	2,569
Total lease cost	$5,147	$10,205

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,762
Operating right-of-use assets obtained in exchange for lease obligations	$16,626
Weighted-average remaining lease term - operating leases (years)	6.7
Weighted-average discount rate - operating leases	5.1%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows (in thousands):

2019	$6,155
2020	16,410
2021	13,995
2022	13,049
2023	12,728
Thereafter	35,580
Total lease payments	97,917
Less imputed interest	(15,773)
Present value of lease liabilities	$82,144

Lease balances as of June 30, 2019 are as follows (in thousands):

Operating lease right-of-use assets	$73,167

Short-term operating lease liabilities (1)	$17,326
Non-current operating lease liabilities	64,818
Total operating lease liabilities	$82,144

(1)	Included in accrued expenses and other current liabilities

The Company’s leases do not contain residual value guarantees, material restrictions or covenants.

Lease Disclosures Under Prior GAAP

Under prior GAAP, as of December 31, 2018, the Company’s future contractual obligations for operating leases were as follows (in thousands):

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

GlimpzIt

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz, Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of ASC 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and has been allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of five years. The acquired working capital was insignificant. Forrester may also be required to pay an additional $0.3 million in cash (of which $0.1 million was paid in 2019), contingent on the achievement of certain employment conditions by key employees, which is being recognized as compensation expense over the related service period of two years. Goodwill has been allocated to the Product segment and is deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies.

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the issued and outstanding shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time CX cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The Company paid $8.4 million on the closing date. An additional $1.5 million is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. The Company paid additional purchase price based on the acquired working capital of $0.8 million during the six months ended June 30, 2019. In addition, the sellers may earn up to CHF 4.2 million ($4.3 million at June 30, 2019) based on the financial performance of FeedbackNow during the two-year period following the closing date, with up to $1.8 million and $2.5 million payable during 2019 and 2020, respectively, if the financial targets are met. The first-year financial targets are expected to be met and as such $1.8 million is expected to be paid to the sellers by the end of 2019. The range of undiscounted amounts that could be payable under this arrangement, including the presumed achievement of the first-year financial targets, is $1.8 million to $4.3 million. The fair value of this contingent consideration arrangement as of the acquisition date was $3.4 million, which was recognized as purchase price. Measurement period adjustments were insignificant during the six months ended June 30, 2019.

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

Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing after certain transaction expense adjustments, which is subject to a working capital adjustment, and included the purchase price of $245.0 million plus an estimate of cash acquired and reduced by an estimate of certain working capital items. At the time of the merger, each vested SiriusDecisions stock option was converted into the right to receive the excess of the per share merger consideration over the exercise price of such stock option. All unvested SiriusDecisions stock options were cancelled without payment of any consideration.

Total Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid or payable for SiriusDecisions (in thousands):

Cash paid at close (1)	$246,801
Working capital adjustment (2)	(833)
Total	$245,968

(1)

The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $7.9 million, was $238.9 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows.

(2)

Amount represents the provisional amount receivable from the sellers based upon working capital as defined. This amount is subject to adjustment and the Company expects to receive the working capital adjustment by the end of 2019.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of SiriusDecisions (in thousands):

Assets:
Cash and cash equivalents	$7,858
Accounts receivable	19,237
Prepaids and other current assets	3,660
Fixed assets	4,169
Goodwill (1)	157,161
Acquired intangible assets (2)	115,000
Other assets	265
Total assets	307,350
Liabilities:
Accounts payable and accrued liabilities	8,924
Deferred revenue	26,143
Deferred tax liability	24,204
Long-term deferred revenue	1,037
Other long-term liabilities	1,074
Total liabilities	61,382
Net assets acquired	$245,968

(1)	Goodwill represents the expected revenue and cost synergies from combining SiriusDecisions with Forrester as well as the value of the acquired workforce.
(2)

All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $115.0 million assigned to acquired intangible assets, $13.0 million was assigned to the technology asset class with useful lives of 1 to 8 years (with a weighted average amortization period of 3.2 years), $13.0 million to backlog with a useful life of 2.0 years, $77.0 million to customer relationships with a useful life of 9.25 years, and $12.0 million to trade names with a useful life of 15.5 years. The weighted-average amortization period for the total acquired intangible assets is 8.4 years. Amortization of acquired intangible assets was $4.9 million and $10.9 million for the three and six months ended June 30, 2019, respectively.

The allocation of the purchase price for SiriusDecisions is preliminary with respect to the valuation of acquired intangible assets, working capital and goodwill. The Company expects to obtain the remainder of the information to complete the allocation of purchase price by the end of 2019.

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecision’s operating results and the related goodwill are being reported as its own operating segment (refer to Note 12 – Operating Segments). The goodwill is not deductible for income tax purposes. The acquisition of SiriusDecisions added approximately $27.5 million and $42.7 million of additional revenue and $32.0 million and $57.0 million of direct expenses, including intangible amortization, for the three and six months ended June 30, 2019, respectively. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Pro forma total revenue	$133,039	$122,875	$237,527	$216,246
Pro forma net income (loss)	$4,823	$3,011	$(4,267)	$(7,440)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments for the three and six months ended June 30, 2018: (1) an increase in interest expense and amortization of debt issuance costs related to the financing of the SiriusDecisions acquisition (refer to Note 4 – Debt for further information on the Company’s borrowings related to the acquisition); (2) a decrease in revenue as a result of the fair value adjustment to deferred revenue; (3) an adjustment for depreciation and amortization expenses as a result of the preliminary purchase price allocation for finite-lived intangible assets and property and equipment; and (4) an increase in operating costs to recognize acquisition costs incurred upon the close of the acquisition.

The Company recognized $1.7 million of acquisition costs for the three months ended March 31, 2019 and the six months ended June 30, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2019 is summarized as follows (in thousands):

Total
Balance at December 31, 2018	$85,165
Acquisition	157,161
Translation adjustments	(61)
Balance at June 30, 2019	$242,265

As of June 30, 2019, the Company had no accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

During the six months ended June 30, 2019, $115.0 million of intangible assets were added as a result of the acquisition of SiriusDecisions.

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,794	$35,855	$73,939
Technology	16,635	3,671	12,964
Backlog	13,000	3,250	9,750
Trade name	12,447	439	12,008
Total	$151,876	$43,215	$108,661

	December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,823	$31,604	$1,219
Technology	3,610	295	3,315
Trade name	443	26	417
Total	$36,876	$31,925	$4,951

Estimated intangible asset amortization expense as of June 30, 2019 is as follows (in thousands):

Year ending December 31, 2019 (remainder)	$11,315
Year ending December 31, 2020	18,839
Year ending December 31, 2021	12,339
Year ending December 31, 2022	11,000
Year ending December 31, 2023	10,827
Thereafter	44,341
Total	$108,661

Note 4 — Debt

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

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either (i) the London Interbank Offering Rate (“LIBOR”) for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company will pay a commitment fee that is between 0.25% and 0.35% per annum, based on Forrester’s consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, commencing on March 31, 2019 with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of June 30, 2019 is set forth in the table below (in thousands):

2019 (remainder)	$3,125
2020	9,375
2021	12,500
2022	12,500
2023	15,625
Thereafter	68,750
Total remaining principal payments	$121,875

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

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility, which are recorded in other assets on the Consolidated Balance Sheets. These costs are being amortized as interest expense on a straight-line basis over the five-year term of the Revolving Credit Facility. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2019	December 31, 2018
Term loan facility (1)	$121,875	$—
Revolving credit facility (1) (2)	20,000	—
Principal amount outstanding (3)	141,875	—
Less: Deferred financing fees	(2,522)	—
Net carrying amount	$139,353	$—

(1)	The contractual annualized interest rate as of June 30, 2019 on the Term loan facility and the Revolving Credit Facility was 4.6875%, which consisted of LIBOR of 2.4375% plus a margin of 2.25%.
(2)	The Company had $55.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2019.
(3)	The weighted average annual effective rates on the Company's total debt outstanding for the three and six months ended June 30, 2019, were 4.81% and 5.04%, respectively.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2019. The Facilities also contain customary events of default, representations, and warranties.

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

Note 5 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at January 1, 2019	$(5,154)	$(5,154)
Foreign currency translation	164	164
Balance at June 30, 2019	$(4,990)	$(4,990)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	(1,691)	(1,691)
Unrealized loss on investments, net of tax of $(17)	(53)	—	(53)
Balance at June 30, 2018	$(194)	$(3,588)	$(3,782)

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at April 1, 2019	$(5,584)	$(5,584)
Foreign currency translation	594	594
Balance at June 30, 2019	$(4,990)	$(4,990)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at April 1, 2018	$(256)	$(194)	$(450)
Foreign currency translation	—	(3,394)	(3,394)
Unrealized gain on investments, net of tax of $21	62	—	62
Balance at June 30, 2018	$(194)	$(3,588)	$(3,782)

Note 6 — Fair Value Measurements

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

During the six months ended June 30, 2019 and 2018, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$7,331	$—	$—	$7,331
Total Assets:	$7,331	$—	$—	$7,331

Liabilities
Contingent purchase price (2)	$—	$—	$(4,269)	$(4,269)
Total Liabilities:	$—	$—	$(4,269)	$(4,269)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$255	$—	$—	$255
Total Assets:	$255	$—	$—	$255

Liabilities
Contingent purchase price (2)	$—	$—	$(4,196)	$(4,196)
Total Liabilities:	$—	$—	$(4,196)	$(4,196)

(1)	Included in cash and cash equivalents.
(2)

$1.8 million is included in accrued expenses and other current liabilities, and $2.5 million and $2.4 million is included in non-current liabilities as of June 30, 2019 and December 31, 2018, respectively.

Level 3 liabilities at June 30, 2019 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the six months ended June 30, 2019 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2018	$(4,196)
Fair value adjustment of contingent purchase price (1)	(46)
Foreign exchange effect	(27)
Balance at June 30, 2019	$(4,269)

(1)

This amount was recognized as acquisition and integration costs within the Consolidated Statements of Operations. As of June 30, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.3%, and revenue volatility of 26.6%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

Note 7 — Non-Marketable Investments

At June 30, 2019 and December 31, 2018, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $2.4 million and $2.5 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments at June 30, 2019 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were immaterial during the three and six months ended June 30, 2019 and 2018. Losses are included in losses on investments, net in the Consolidated Statements of Operations. During the three and six months ended June 30, 2019 and 2018, no distributions were received from the funds.

Note 8 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2019 or 2018.

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

During the three and six months ended June 30, 2019, the Company recognized approximately $53.5 million and $111.6 million of revenue related to its deferred revenue balance at January 1, 2019. During the three and six months ended June 30, 2018, the Company recognized approximately $45.9 million and $103.9 million of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $325.0 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of June 30, 2019.

Cost to Obtain Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $8.9 million and $16.0 million for the three and six months ended June 30, 2019, respectively. Amortization expense related to deferred commissions was $8.2 million and $15.2 million for the three and six months ended June 30, 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Income tax expense for the six months ended June 30, 2019 was $0.7 million resulting in an effective tax rate of (6.0)% for the period. The Company recorded a $0.6 million discrete tax expense during the six months ended June 30, 2019 due to the settlement of a U.S. Competent Authority claim during the period. The Company anticipates that its effective tax rate for the full year 2019 will be approximately (10)% to (5)% due to a projected pretax loss for the year and a minimal amount of tax expense for the year due to non-deductible expense items and tax expense related to the Competent Authority claim. Income tax expense for the six months ended June 30, 2018 was $2.8 million resulting in an effective tax rate of 31.6% for the period.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case. In June 2019, the U.S. Court of Appeals for Ninth Circuit reversed the U.S. Tax Court’s decision. Currently, Altera Corp. submitted its appeal for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction, the Company has determined no adjustment is required to the consolidated financial statements as a result of this ruling. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

Note 10 — Net Income (Loss) Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	18,435	17,965	18,399	18,001
Weighted average common equivalent shares	345	325	—	312
Diluted weighted average common shares outstanding	18,780	18,290	18,399	18,313
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1	14	1,084	14

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Common Stock				Treasury Stock		Accumulated
	Number	$0.01	Additional		Number		Other
	of	Par	Paid-in	Retained	of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at January 1, 2019	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, net	138	1	4,149	—	—	—	—	4,150
Stock-based compensation expense	—	—	5,533	—	—	—	—	5,533
Net loss	—	—	—	(11,761)	—	—	—	(11,761)
Foreign currency translation	—	—	—	—	—	—	164	164
Balance at June 30, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686

	Common Stock				Treasury Stock		Accumulated
	Number	$0.01	Additional		Number		Other
	of	Par	Paid-in	Retained	of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at January 1, 2018	22,432	$224	$181,910	$123,010	4,391	$(161,943)	$(2,012)	$141,189
Issuance of common stock under stock plans, net	132	2	3,573	—	—	—	—	3,575
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,829	—	—	(26)	3,803
Stock-based compensation expense	—	—	4,071	—	—	—	—	4,071
Repurchases of common stock	—	—	—	—	233	(9,642)	—	(9,642)
Dividends paid on common shares	—	—	—	(7,196)	—	—	—	(7,196)
Net income	—	—	—	6,055	—	—	—	6,055
Net change in marketable investments, net of tax	—	—	—	—	—	—	(53)	(53)
Foreign currency translation	—	—	—	—	—	—	(1,691)	(1,691)
Balance at June 30, 2018	22,564	$226	$189,554	$125,698	4,624	$(171,585)	$(3,782)	$140,111

	Common Stock				Treasury Stock		Accumulated
	Number	$0.01	Additional		Number		Other
	of	Par	Paid-in	Retained	of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at April 1, 2019	23,050	$231	$206,655	$114,401	4,631	$(171,889)	$(5,584)	$143,814
Issuance of common stock under stock plans, net	39	—	875	—	—	—	—	875
Stock-based compensation expense	—	—	2,848	—	—	—	—	2,848
Net income	—	—	—	1,555	—	—	—	1,555
Foreign currency translation	—	—	—	—	—	—	594	594
Balance at June 30, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686

	Common Stock				Treasury Stock		Accumulated
	Number	$0.01	Additional		Number		Other
	of	Par	Paid-in	Retained	of		Comprehensive	Total
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at April 1, 2018	22,514	$225	$186,335	$121,495	4,497	$(166,310)	$(450)	$141,295
Issuance of common stock under stock plans, net	50	1	1,111	—	—	—	—	1,112
Stock-based compensation expense	—	—	2,108	—	—	—	—	2,108
Repurchases of common stock	—	—	—	—	127	(5,275)	—	(5,275)
Dividends paid on common shares	—	—	—	(3,585)	—	—	—	(3,585)
Net income	—	—	—	7,788	—	—	—	7,788
Net change in marketable investments, net of tax	—	—	—	—	—	—	62	62
Foreign currency translation	—	—	—	—	—	—	(3,394)	(3,394)
Balance at June 30, 2018	22,564	$226	$189,554	$125,698	4,624	$(171,585)	$(3,782)	$140,111

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2019 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	497	$40.89
Granted	190	45.14
Vested	(22)	38.89
Forfeited	(39)	43.10
Unvested at June 30, 2019	626	$42.11

Stock option activity for the six months ended June 30, 2019 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2018	583	$35.27
Granted	—	—
Exercised	(95)	34.31
Forfeited	(18)	35.46
Outstanding at June 30, 2019	470	$35.46	4.62	$5,433
Exercisable at June 30, 2019	404	$35.67	4.34	$4,589
Vested and expected to vest at June 30, 2019	470	$35.46	4.62	$5,433

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of services and fulfillment	$1,567	$1,108	$3,030	$2,127
Selling and marketing	485	246	925	491
General and administrative	796	754	1,578	1,453
Total	$2,848	$2,108	$5,533	$4,071

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average risk-free interest rate	2.51%	1.92%	2.51%	1.62%
Expected dividend yield	0.0%	2.0%	0.0%	2.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	34%	22%	34%	22%
Weighted average fair value	$12.50	$8.49	$12.50	$8.50

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 and the related debt incurred to fund the acquisition, the Company suspended its dividend program beginning in 2019. Accordingly, the Company did not declare or pay any dividends in the three and six months ended June 30, 2019. In the six months ended June 30, 2018, the Company declared and paid two quarterly dividends of $0.20 per share or $7.2 million in the aggregate.

Treasury Stock

As of June 30, 2019, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the six months ended June 30, 2019, the Company did not repurchase any shares of common stock. In the three and six months ended June 30, 2018, the Company repurchased approximately 0.1 million and 0.2 million shares of common stock at an aggregate cost of approximately $5.3 million and $9.6 million, respectively. From the inception of the program through June 30, 2019, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 12 — Operating Segments

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

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended June 30, 2019
Research services revenues
Research	$—	$41,506	$14,799	$56,305
Connect	13,525	—	542	14,067
Analytics	5,907	—	—	5,907
Total research services revenues	19,432	41,506	15,341	76,279

Advisory services and events revenues
Consulting	19,021	13,503	1,493	34,017
Events	7,194	—	10,693	17,887
Total advisory services and events revenues	26,215	13,503	12,186	51,904
Total segment revenues	45,647	55,009	27,527	128,183
Segment expenses	23,431	13,747	15,498	52,676
Contribution margin	22,216	41,262	12,029	75,507
Selling, marketing, administrative and other expenses				(63,299)
Amortization of intangible assets				(5,099)
Acquisition and integration costs				(2,487)
Interest, other expense and loss on investments				(2,179)
Income before income taxes				$2,443

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended June 30, 2018
Research services revenues
Research	$—	$41,055	$—	$41,055
Connect	12,538	—	—	12,538
Analytics	4,707	—	—	4,707
Total research services revenues	17,245	41,055	—	58,300

Advisory services and events revenues
Consulting	16,363	13,681	—	30,044
Events	8,009	—	—	8,009
Total advisory services and events revenues	24,372	13,681	—	38,053
Total segment revenues	41,617	54,736	—	96,353
Segment expenses	20,985	13,378	—	34,363
Contribution margin	20,632	41,358	—	61,990
Selling, marketing, administrative and other expenses				(50,452)
Amortization of intangible assets				(182)
Acquisition and integration costs				(329)
Other expense and loss on investments				251
Income before income taxes				$11,278

			Sirius
	Product	Research	Decisions	Consolidated
Six Months Ended June 30, 2019
Research services revenues
Research	$—	$77,943	$28,142	$106,085
Connect	26,640	—	998	27,638
Analytics	11,165	—	—	11,165
Total research services revenues	37,805	77,943	29,140	144,888

Advisory services and events revenues
Consulting	36,858	26,271	2,675	65,804
Events	7,221	—	10,919	18,140
Total advisory services and events revenues	44,079	26,271	13,594	83,944
Total segment revenues	81,884	104,214	42,734	228,832
Segment expenses	41,608	27,776	24,908	94,292
Contribution margin	40,276	76,438	17,826	134,540
Selling, marketing, administrative and other expenses				(124,039)
Amortization of intangible assets				(11,309)
Acquisition and integration costs				(5,454)
Interest expense, other income and losses on investments				(4,837)
Loss before income taxes				$(11,099)

			Sirius
	Products	Research	Decisions	Consolidated
Six Months Ended June 30, 2018
Research services revenues
Research	$—	$75,698	$—	$75,698
Connect	25,102	—	—	25,102
Analytics	9,200	—	—	9,200
Total research services revenues	34,302	75,698	—	110,000

Advisory services and events revenues
Consulting	30,770	25,323	—	56,093
Events	8,009	—	—	8,009
Total advisory services and events revenues	38,779	25,323	—	64,102
Total segment revenues	73,081	101,021	—	174,102
Segment expenses	37,041	26,789	—	63,830
Contribution margin	36,040	74,232	—	110,272
Selling, marketing, administrative and other expenses				(100,836)
Amortization of intangible assets				(368)
Acquisition and integration costs				(329)
Other income and losses on investments				108
Income before income taxes				$8,847

Note 13 — Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, payments pursuant to existing acquisition agreements, acquisition and integration costs, future dividends, future share repurchases, future growth rates and operating income, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, and the adequacy of our cash and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich memberships for our research, connect and analytics services, our ability to fulfill existing or generate new project consulting engagements, our ability to integrate the operations of acquired companies, the impact of our outstanding debt, the impact of our evolving customer engagement model, technology spending, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, the ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•

Clients — we aggregate the various divisions and subsidiaries of a corporate parent as a single client and we also aggregate separate instrumentalities of the federal, state, and provincial governments as a single client. We have historically included only clients that purchased membership-based products in our definition of clients. We plan to reassess this definition during the second half of 2019.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Deferred revenue	$180.9	$143.0	$37.9	27%
Agreement value	$348.9	$249.5	$99.4	40%
Client retention	73%	71%	2	3%
Dollar retention	90%	89%	1	1%
Enrichment	108%	107%	1	1%
Number of clients	2,875	2,355	520	22%

Agreement value and number of clients include the effect of SiriusDecisions, but retention and enrichment metrics will not be similarly affected until the first quarter of 2020.

Deferred revenue at June 30, 2019 increased 27% compared to the prior year primarily due to the acquisition of SiriusDecisions. Excluding the effect of SiriusDecisions, deferred revenue increased approximately 6% as contract billings exceeded revenue for the period. Agreement value increased 40% at June 30, 2019 compared to the prior year with approximately 27 percentage points of growth due to the acquisition of SiriusDecisions and the remainder due to both an increase in contract bookings and increased bundling of Consulting services with our Research and Connect products in our contracts. Client retention rate increased 2 percentage points compared with both the prior quarter and with the prior year period. Dollar retention rate increased 1 percentage point compared to the prior year and was flat compared to the prior quarter period. Enrichment rate increased 1 percentage point compared to the prior year and 2 percentage points compared to the prior quarter period.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Research services	59.5%	60.5%	63.3%	63.2%
Advisory services and events	40.5	39.5	36.7	36.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	44.1	40.5	44.4	42.0
Selling and marketing	34.3	33.9	37.6	37.7
General and administrative	10.3	11.4	11.5	12.5
Depreciation	1.8	2.3	1.9	2.4
Amortization of intangible assets	4.0	0.2	4.9	0.2
Acquisition and integration costs	1.9	0.3	2.4	0.2
Income (loss) from operations	3.6	11.4	(2.7)	5.0
Interest expense	(1.6)	—	(1.9)	—
Other income (expense), net	(0.1)	0.3	(0.3)	0.1
Losses on investments, net	—	—	—	—
Income (loss) before income taxes	1.9	11.7	(4.9)	5.1
Income tax expense	0.7	3.6	0.2	1.6
Net income (loss)	1.2%	8.1%	(5.1%)	3.5%

Three and Six Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$128.2	$96.4	$31.8	33%
Revenues from research services	$76.3	$58.3	$18.0	31%
Revenues from advisory services and events	$51.9	$38.1	$13.8	36%
Revenues attributable to customers outside of the U.S.	$25.1	$22.5	$2.6	12%
Percentage of revenue attributable to customers outside of the U.S.	20%	23%	(3)	(13%)
Number of events	7	7	—	—

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$228.8	$174.1	$54.7	31%
Revenues from research services	$144.9	$110.0	$34.9	32%
Revenues from advisory services and events	$83.9	$64.1	$19.8	31%
Revenues attributable to customers outside of the U.S.	$46.9	$41.3	$5.6	14%
Percentage of revenue attributable to customers outside of the U.S.	20%	24%	(4)	(17%)
Number of events	9	7	2	29%

Total revenues increased 33% and 31% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods, with SiriusDecisions contributing 29% and 25% of the increase, respectively. Revenues from customers outside the U.S. increased 12% and 14% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in revenues attributable to customers outside of the U.S. during the six months ended June 30, 2019 was primarily due to the acquisition of SiriusDecisions, which added $4.5 million in international revenue, and growth in revenues in the Asia Pacific region in the legacy Forrester business.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 31% and 32% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods, with SiriusDecisions contributing 26% of the increase for both periods. The remainder of the increase for the three and six months ended June 30, 2019 was primarily driven by growth in the legacy Analytics and Connect products, with slower growth in the Research products.

Revenues from advisory services and events increased 36% and 31% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods, with SiriusDecisions contributing 32% and 21% of the increase, respectively. The remainder of the increase was due to growth of legacy Consulting revenues, which were partially offset by a decline in legacy Events revenues.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$56.6	$39.1	$17.5	45%
Cost of services and fulfillment as a percentage of total revenues	44.1%	40.5%	3.6	9%
Service and fulfillment employees (at end of period)	761	627	134	21%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$101.7	$73.2	$28.5	39%
Cost of services and fulfillment as a percentage of total revenues	44.4%	42.0%	2.4	6%

Cost of services and fulfillment expenses increased 45% during the three months ended June 30, 2019 compared to the prior year period. Approximately $14.2 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $2.0 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases, (2) a $0.7 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery, and (3) a $0.5 million increase in stock compensation expense.

Cost of services and fulfillment expenses increased 39% during the six months ended June 30, 2019 compared to the prior year period. Approximately $22.2 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $3.4 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases, (2) a $1.2 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery, (3) a $0.9 million increase in stock compensation expense, and (4) a $0.5 million increase in facilities costs due to increased lease expense and computer software costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$44.0	$32.7	$11.3	35%
Selling and marketing expenses as a percentage of total revenues	34.3%	33.9%	0.4	1%
Selling and marketing employees (at end of period)	772	577	195	34%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$86.1	$65.7	$20.4	31%
Selling and marketing expenses as a percentage of total revenues	37.6%	37.7%	(0.1)	—

Selling and marketing expenses increased 35% during the three months ended June 30, 2019 compared to the prior year period. Approximately $10.1 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $0.5 million increase in compensation and benefit costs, resulting principally from annual merit increases, (2) a $0.3 million increase in professional services costs primarily due to an increase in advertising and marketing costs, and (3) a $0.2 million increase in stock compensation expense.

Selling and marketing expenses increased 31% during the six months ended June 30, 2019 compared to the prior year period. Approximately $18.6 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $0.7 million increase in compensation and benefit costs, resulting principally from annual merit increases, (2) a $0.5 million increase in travel and entertainment expenses, and (3) a $0.4 million increase in stock compensation expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.2	$10.9	$2.3	21%
General and administrative expenses as a percentage of total revenues	10.3%	11.4%	(1.1)	(10%)
General and administrative employees (at end of period)	245	198	47	24%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$26.4	$21.7	$4.7	22%
General and administrative expenses as a percentage of total revenues	11.5%	12.5%	(1.0)	(8%)

General and administrative expenses increased 21% during the three months ended June 30, 2019 compared to the prior year period. Approximately $1.5 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to an increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases.

General and administrative expenses increased 22% during the six months ended June 30, 2019 compared to the prior year period. Approximately $3.6 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to an increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases.

Depreciation

Depreciation expense remained essentially consistent during the three and six months ended June 30, 2019 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense increased by $4.9 million and $10.9 million during the three and six months ended June 30, 2019, respectively, compared to the prior year periods due to our recent acquisitions.

Acquisition and Integration Costs

During the three and six months ended June 30, 2019, we incurred $2.5 million and $5.5 million of acquisition and integration costs, respectively. The costs consist of the direct and incremental costs to acquire and integrate the companies as well as certain fair value adjustments related to the acquisitions.  The charges primarily consisted of consulting, severance, accounting and tax professional fees, and lease expenses. For the six months ended June 30, 2019, these charges were partially offset by a $1.8 million decrease due to recording deferred commissions for SiriusDecisions as the result of adopting ASC 606. We expect to incur acquisition and integration costs in a range of $7.5 million to $8.0 million for the year ending December 31, 2019.

Interest Expense

During the three and six months ended June 30, 2019, we incurred $2.1 million and $4.4 million of interest expense, respectively. Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions.

Other Income (Expense), Net

Other income (expense), net primarily consists of losses on foreign currency and interest income. The decrease in other income (expense), net of $0.4 million and $0.5 million during the three and six months ended June 30, 2019, respectively, compared to the prior year periods was primarily due to a decrease in interest income.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment losses from our technology-related investment funds. Losses on investments, net remained essentially consistent during the three and six months ended June 30, 2019 compared to the prior year periods.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.9	$3.5	$(2.6)	(74%)
Effective tax rate	36.3%	30.9%	5.4	17%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.7	$2.8	$(2.1)	(75%)
Effective tax rate	(6.0%)	31.6%	(37.5)	(119%)

Income tax expense for the six months ended June 30, 2019 was $0.7 million resulting in an effective tax rate of (6.0)% for the period. The Company recorded a $0.6 million discrete tax expense during the six months ended June 30, 2019 due to the settlement of a U.S. Competent Authority claim during the period. We anticipate that our effective tax rate for the full year 2019 will be approximately (10)% to (5)% due to a projected pretax loss for the year and a minimal amount of tax expense for the year due to non-deductible expense items and tax expense related to the Competent Authority claim.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We previously recorded a tax benefit based on the opinion in the case. In June 2019, the U.S. Court of Appeals for Ninth Circuit reversed the U.S. Tax Court’s decision. Currently, Altera Corp. submitted its appeal for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction, we have determined no adjustment is required to the consolidated financial statements as a result of this ruling. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended June 30, 2019
Research services revenues
Research	$—	$41,506	$14,799	$56,305
Connect	13,525	—	542	14,067
Analytics	5,907	—	—	5,907
Total research services revenues	19,432	41,506	15,341	76,279

Advisory services and events revenues
Consulting	19,021	13,503	1,493	34,017
Events	7,194	—	10,693	17,887
Total advisory services and events revenues	26,215	13,503	12,186	51,904
Total segment revenues	45,647	55,009	27,527	128,183
Segment expenses	23,431	13,747	15,498	52,676
Contribution margin	22,216	41,262	12,029	75,507
Year over year revenue change	10%	—	N/A	33%
Year over year expense change	12%	3%	N/A	53%

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended June 30, 2018
Research services revenues
Research	$—	$41,055	$—	$41,055
Connect	12,538	—	—	12,538
Analytics	4,707	—	—	4,707
Total research services revenues	17,245	41,055	—	58,300

Advisory services and events revenues
Consulting	16,363	13,681	—	30,044
Events	8,009	—	—	8,009
Total advisory services and events revenues	24,372	13,681	—	38,053
Total segment revenues	41,617	54,736	—	96,353
Segment expenses	20,985	13,378	—	34,363
Contribution margin	20,632	41,358	—	61,990

	Products	Research	Sirius Decisions	Consolidated
Six Months Ended June 30, 2019
Research services revenues
Research	$—	$77,943	$28,142	$106,085
Connect	26,640	—	998	27,638
Analytics	11,165	—	—	11,165
Total research services revenues	37,805	77,943	29,140	144,888

Advisory services and events revenues
Consulting	36,858	26,271	2,675	65,804
Events	7,221	—	10,919	18,140
Total advisory services and events revenues	44,079	26,271	13,594	83,944
Total segment revenues	81,884	104,214	42,734	228,832
Segment expenses	41,608	27,776	24,908	94,292
Contribution margin	40,276	76,438	17,826	134,540

Year over year revenue change	12%	3%	N/A	31%
Year over year expense change	12%	4%	N/A	48%

	Products	Research	Sirius Decisions	Consolidated
Six Months Ended June 30, 2018
Research services revenues
Research	$—	$75,698	$—	$75,698
Connect	25,102	—	—	25,102
Analytics	9,200	—	—	9,200
Total research services revenues	34,302	75,698	—	110,000

Advisory services and events revenues
Consulting	30,770	25,323	—	56,093
Events	8,009	—	—	8,009
Total advisory services and events revenues	38,779	25,323	—	64,102
Total segment revenues	73,081	101,021	—	174,102
Segment expenses	37,041	26,789	—	63,830
Contribution margin	36,040	74,232	—	110,272

Product segment revenues increased 10% and 12% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods. For the three months ended June 30, 2019, Connect revenues increased 8% driven by our new learning product and Analytics revenues grew 25% due primarily to the FeedbackNow product line. Consulting revenues increased 16% driven by strong delivery by our consultants and Events revenues decreased 10% due in part to hosting one fewer Event in the period. For the six months ended June 30, 2019, Connect revenues increased 6% driven by our new learning product and Analytics revenues grew 21% due primarily to the FeedbackNow product line. Consulting revenues increased 20% driven by healthy backlog and strong delivery by our consultants and Events revenues decreased by 10% due in part to hosting one fewer Event in the period.

Product segment expenses increased 12% during the three and six months ended June 30, 2019 compared to the prior year periods. The increase in expenses during the three months ended June 30, 2019 was primarily due to a $1.7 million increase in compensation and benefit costs due to an increase in the number of employees as well as a $0.6 million increase in professional services due to an increase in outsourced services related to revenue delivery. The increase in expenses during the six months ended June 30, 2019 was primarily due to a $3.0 million increase in compensation and benefit costs due to an increase in the number of employees, a $0.7 million increase in billable expenses, as well as a $0.6 million increase in professional services due to an increase in outsourced services related to revenue delivery.

Research segment revenues remained essentially consistent for the three months ended June 30, 2019 compared to the prior year period. For the six months ended June 30, 2019, Research segment revenues increased 3% compared to the prior year period. For the six months ended June 30, 2019, the Research product line increased 3% driven by our reprint product and Consulting revenues increased 4%.

Research segment expenses increased 3% and 4% during the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2019 was primarily due to a $0.3 million increase in compensation and benefit costs due to an increase in the number of employees. The increase in expenses during the six months ended June 30, 2019 was primarily due to a $0.5 million increase in compensation and benefits and small increases in professional services and travel and entertainment.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 63% of our revenues during the six months ended June 30, 2019, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $33.5 million and $28.3 million during the six months ended June 30, 2019 and 2018, respectively. The $5.2 million increase in cash provided from operations for the six months ended June 30, 2019 was attributable to a $13.6 million increase in cash generated from working capital, driven by (1) a $14.7 million increase in cash generated from accounts receivable and deferred revenue due to strong bookings and collections activity in the current period and (2) a $5.3 million increase in cash generated due to a lower amount of cash used for accrued expenses due to an increase of $6.8 million in accrued income taxes in the current period (which partially offsets the non-cash deferred tax expense of $10.8 million). These increases were partially offset by an increase in cash used of $6.2 million for payments on operating lease liabilities (which was offset by the $6.4 million non-cash amortization of lease right-of-use assets). The increase in cash generated from working capital was partially offset by an $8.4 million decrease in cash generated from net income (loss) combined with the effect of non-cash items, which was primarily due to a $10.0 million increase in deferred tax expense recorded in the current period.

During the six months ended June 30, 2019, we used cash in investing activities of $243.6 million, consisting primarily of $238.9 million for the acquisition of SiriusDecisions, net of cash acquired, and $4.7 million in purchases of property and equipment. Property and equipment purchases during 2019 consisted primarily of software and leasehold improvements. During the six months ended June 30, 2018, we generated cash from investing activities of $0.3 million, consisting primarily of $4.2 million in net sales and maturities of marketable investments, partially offset by purchases of property and equipment of $2.5 million and $1.3 million for the acquisition of GlimpzIt. Property and equipment purchases during 2018 consisted primarily of software.

We generated $140.7 million of cash from financing activities during the six months ended June 30, 2019 primarily due to $171.3 million of borrowings, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $33.1 million of repayments of debt that consisted of $30.0 million of discretionary payments on our revolving credit facility and $3.1 million of required repayments of our term loan. We used $13.3 million of cash in financing activities during the six months ended June 30, 2018 primarily due to the use of $9.6 million for purchases of our common stock and the payment of a $7.2 million quarterly dividend, at $0.20 per share, which were partially offset by $3.7 million of proceeds from the exercise of stock options and our employee stock purchase plan. At June 30, 2019, we had $20.0 million outstanding on our revolving credit facility and plan to use excess cash flow, if any, to continue to make discretionary payments on our revolving credit facility. As of June 30, 2019 our remaining stock repurchase authorization was approximately $60.1 million. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2019.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information on this debt is provided in Note 4 – Debt included herein.

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

Amounts borrowed under the credit agreement bear interest, at our option, at a rate per annum equal to either (i) the London Interbank Offering Rate (“LIBOR”) for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee that is between 0.25% and 0.35% per annum, based on our consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The credit agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of Forrester, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2019. The credit agreement also contains customary events of default, representations, and warranties.

As of June 30, 2019, we had cash and cash equivalents of $69.8 million. These balances include $50.7 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There has been a material change to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 due to the acquisition of SiriusDecisions that closed on January 3, 2019. As of June 30, 2019, we have the following new future contractual obligations (in thousands):

Contractual Obligations (1)	Total	2019	2020	2021	2022	2023	Thereafter
Interest payments - long-term debt (2)	$21,532	$2,933	$5,491	$4,974	$4,368	$3,721	$45

(1)	Operating lease obligations are included in Note 1 – Interim consolidated financial statements.
(2)	Interest payments were based on the interest rates in effect as of June 30, 2019. Long-term principal repayments are included in Note 4 – Debt.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 and Note 13 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

INTEREST RATE RISK

As of June 30, 2019, we had $141.9 million in total debt principal outstanding. See Note 4 — Debt herein for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of June 30, 2019 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pretax interest expense for the following 12 month period by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

The foregoing assessment excludes our acquisition on January 3, 2019 of SiriusDecisions. See Note 2 to the Consolidated Financial Statements for additional information. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with respect to historical Forrester operations. We are currently in the process of integrating our acquisition of SiriusDecisions, evaluating its internal controls and implementing our internal control structure over its operations, which may lead us to modify certain internal controls in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2019, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2019, we did not purchase any shares of our common stock under the stock repurchase program. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2019.

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

Date: August 6, 2019