Form 10-Q
period 2019-09-30
FORRESTER RESEARCH, INC.
filed 2019-11-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of November 4, 2019, 18,622,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$67,629	$140,296
Accounts receivable, net	54,612	67,318
Deferred commissions	13,641	15,677
Prepaid expenses and other current assets	14,988	12,802
Total current assets	150,870	236,093
Property and equipment, net	27,609	22,005
Operating lease right-of-use assets	71,093	—
Goodwill	238,826	85,165
Intangible assets, net	102,915	4,951
Other assets	7,018	5,310
Total assets	$598,331	$353,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,093	$588
Accrued expenses and other current liabilities	70,888	54,065
Current portion of long-term debt	8,594	—
Deferred revenue	168,008	135,332
Total current liabilities	248,583	189,985
Long-term debt, net of deferred financing fees	123,355	—
Non-current operating lease liabilities	63,829	—
Other non-current liabilities	14,912	11,939
Total liabilities	450,679	201,924

Stockholders' Equity (Note 11):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,247 and 22,951 shares as of September 30, 2019 and December 31, 2018, respectively
Outstanding - 18,616 and 18,320 shares as of September 30, 2019 and December 31, 2018, respectively	232	230
Additional paid-in capital	212,656	200,696
Retained earnings	113,257	127,717
Treasury stock - 4,631 shares as of September 30, 2019 and December 31, 2018, at cost	(171,889)	(171,889)
Accumulated other comprehensive loss	(6,604)	(5,154)
Total stockholders’ equity	147,652	151,600
Total liabilities and stockholders’ equity	$598,331	$353,524

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Research services	$74,548	$56,332	$219,436	$166,332
Advisory services and events	34,048	28,558	117,992	92,660
Total revenues	108,596	84,890	337,428	258,992
Operating expenses:
Cost of services and fulfillment	44,929	34,361	146,610	107,537
Selling and marketing	41,605	31,051	127,655	96,771
General and administrative	13,533	11,192	39,944	32,871
Depreciation	2,121	1,965	6,310	6,056
Amortization of intangible assets	5,654	402	16,963	770
Acquisition and integration costs	2,394	977	7,848	1,306
Total operating expenses	110,236	79,948	345,330	245,311
Income (loss) from operations	(1,640)	4,942	(7,902)	13,681
Interest expense	(1,904)	—	(6,341)	—
Other income (expense), net	127	319	(229)	472
Losses on investments, net	(17)	(17)	(61)	(62)
Income (loss) before income taxes	(3,434)	5,244	(14,533)	14,091
Income tax expense (benefit)	(735)	1,294	(73)	4,086
Net income (loss)	$(2,699)	$3,950	$(14,460)	$10,005
Basic income (loss) per common share	$(0.15)	$0.22	$(0.78)	$0.55
Diluted income (loss) per common share	$(0.15)	$0.21	$(0.78)	$0.55
Basic weighted average common shares outstanding	18,546	18,088	18,448	18,030
Diluted weighted average common shares outstanding	18,546	18,433	18,448	18,353
Cash dividends declared per common share	$—	$0.20	$—	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,699)	$3,950	$(14,460)	$10,005

Other comprehensive loss, net of taxes:
Foreign currency translation	(1,614)	(602)	(1,450)	(2,293)
Net change in market value of investments	—	65	—	12
Other comprehensive loss	(1,614)	(537)	(1,450)	(2,281)
Comprehensive income (loss)	$(4,313)	$3,413	$(15,910)	$7,724

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(14,460)	$10,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,310	6,056
Amortization of intangible assets	16,963	770
Net losses from investments	61	62
Deferred income taxes	(9,257)	(1,305)
Stock-based compensation	8,605	6,191
Operating lease right-of-use asset amortization and impairments	9,647	—
Amortization of deferred financing fees	720	—
Amortization of discount on investments	—	(17)
Foreign currency losses	524	462
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	33,384	31,857
Deferred commissions	2,036	3,716
Prepaid expenses and other current assets	(610)	(68)
Accounts payable	828	19
Accrued expenses and other liabilities	(6,550)	(12,111)
Deferred revenue	6,532	(8,205)
Operating lease liabilities	(9,111)	—
Net cash provided by operating activities	45,622	37,432
Cash flows from investing activities:
Acquisitions, net of cash acquired	(237,684)	(9,250)
Purchases of property and equipment	(8,362)	(3,161)
Purchases of marketable investments	—	(31,831)
Proceeds from sales and maturities of marketable investments	—	33,802
Other investing activity	29	—
Net cash used in investing activities	(246,017)	(10,440)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	171,275	—
Payments on borrowings	(40,688)	—
Payment of debt issuance costs	(857)	—
Deferred acquisition payments	(2,802)	—
Dividends paid on common stock	—	(10,839)
Repurchases of common stock	—	(9,946)
Proceeds from issuance of common stock under employee equity incentive plans	5,589	11,217
Taxes paid related to net share settlements of stock-based compensation awards	(2,232)	(2,509)
Net cash provided by (used in) financing activities	130,285	(12,077)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,212)	(2,648)
Net change in cash, cash equivalents and restricted cash	(71,322)	12,267
Cash and cash equivalents, beginning of period	140,296	79,790
Cash, cash equivalents and restricted cash, end of period	$68,974	$92,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,466	—
Cash paid for income taxes	$3,305	$3,263

Non-cash financing activities for the nine months ended September 30, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 4 – Debt for further information.

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results for the year ending December 31, 2019, or any other period.

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

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$67,629	$92,057
Restricted cash classified in (1):
Prepaid expenses and other current assets	717	—
Other assets	628	—
Cash, cash equivalents and restricted cash shown in statement of cash flows	$68,974	$92,057

(1)

Restricted cash consists primarily of collateral required for letters of credit. The short-term or long-term classification is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities from leases on the balance sheet and disclose qualitative and quantitative information about the lease arrangements. Lessor accounting is largely unchanged. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allowed for an additional adoption method, and for lessors, provides a practical expedient for the separation of lease and non-lease components within a contract.

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

The Company elected the package of practical expedients permitted under Topic 842 that allows the carry forward of the historical lease classification for all leases that existed as of the adoption date. In addition, the Company elected to exempt short term leases from recognition of ROU assets and lease liabilities and elected not to separate lease and non-lease components within its leases.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as generally an implicit rate in the lease is not readily determinable. An operating lease ROU asset includes all lease payments, lease incentives and initial direct costs incurred. Some of the Company’s leases include options to extend or terminate the lease. When determining the lease term, these options are included in the measurement and recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company considers various economic factors when making this determination, including, but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease.

Subsequent to entering into a lease arrangement, the Company reassesses the certainty of exercising options to extend or terminate a lease. When it becomes reasonably certain that the Company will exercise an option, the Company accounts for the change in circumstances as a lease modification, which results in the remeasurement of the ROU asset and lease liability as of the modification date.

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

The Company incurred $0.1 million and $0.4 million of ROU asset impairments during the three and nine months ended September 30, 2019, respectively, related to facility leases from the SiriusDecisions, Inc. acquisition.

Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and are not material.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$3,851	$11,215
Short-term lease cost	80	420
Variable lease cost	1,197	3,888
Sublease income	(54)	(121)
Total lease cost	$5,074	$15,402

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,111
Operating right-of-use assets obtained in exchange for lease obligations	$17,770
Weighted-average remaining lease term - operating leases (years)	6.6
Weighted-average discount rate - operating leases	5.1%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows (in thousands):

2019	$2,789
2020	15,546
2021	13,772
2022	13,321
2023	13,025
Thereafter	36,443
Total lease payments	94,896
Less imputed interest	(14,889)
Present value of lease liabilities	$80,007

Lease balances as of September 30, 2019 are as follows (in thousands):

Operating lease right-of-use assets	$71,093

Short-term operating lease liabilities (1)	$16,178
Non-current operating lease liabilities	63,829
Total operating lease liabilities	$80,007

(1)	Included in accrued expenses and other current liabilities

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material.

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

GlimpzIt

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz, Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of ASC 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and has been allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of five years. The acquired working capital was insignificant. Forrester may also be required to pay an additional $0.3 million in cash (of which $0.1 million was paid in 2019), contingent on the achievement of certain employment conditions by key employees, which is being recognized as compensation expense over the related service period of two years. Goodwill was allocated to the Product segment and is deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies.

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the issued and outstanding shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time CX cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The Company paid $8.4 million on the closing date and, during the nine months ended September 30, 2019, the Company paid an additional $0.8 million for the acquired working capital. An additional $1.5 million “holdback” is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. The Company paid $0.5 million of this during the nine months ended September 30, 2019. In addition, the sellers may earn up to CHF 4.2 million ($4.3 million at September 30, 2019) based on the financial performance of FeedbackNow during the two-year period following the closing date, with up to $1.8 million and $2.5 million payable during 2019 and 2020, respectively, if the financial targets are met. In the third quarter of 2019, the first-year financial targets were met and as such $1.8 million was paid to the sellers during the same period. The remaining range of undiscounted amounts that could be payable under this arrangement for the second-year financial targets is zero to $2.5 million. The fair value of this contingent consideration arrangement as of the acquisition date was $3.4 million, which was recognized as purchase price. Measurement period adjustments were insignificant during 2019.

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

Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing after certain transaction expense adjustments, which was subject to a working capital adjustment, and included the purchase price of $245.0 million plus an estimate of cash acquired and reduced by an estimate of certain working capital items. At the time of the merger, each vested SiriusDecisions stock option was converted into the right to receive the excess of the per share merger consideration over the exercise price of such stock option. All unvested SiriusDecisions stock options were cancelled without payment of any consideration.

Total Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid for SiriusDecisions (in thousands):

Cash paid at close (1)	$246,801
Working capital adjustment (2)	(1,259)
Total	$245,542

(1)

The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $7.9 million and the working capital adjustment of $1.3 million, was $237.7 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows.

(2)	Amount represents the final amount receivable from the sellers based upon working capital as defined, which was received in the third quarter of 2019.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of SiriusDecisions (in thousands):

Assets:
Cash and cash equivalents	$7,858
Accounts receivable	19,237
Prepaids and other current assets	3,660
Fixed assets	4,169
Goodwill (1) (2)	154,906
Acquired intangible assets (3)	115,000
Other assets	265
Total assets	305,095
Liabilities:
Accounts payable and accrued liabilities	8,924
Deferred revenue	26,143
Deferred tax liability (2)	22,357
Long-term deferred revenue	1,037
Other long-term liabilities	1,092
Total liabilities	59,553
Net assets acquired	$245,542

(1)	Goodwill represents the expected revenue and cost synergies from combining SiriusDecisions with Forrester as well as the value of the acquired workforce.
(2)

During the third quarter of 2019, the Company recorded a $1.8 million measurement period adjustment related to deferred taxes. The adjustment reduced the allocation of the purchase price to both deferred tax liabilities and goodwill.

(3)

All of the acquired intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset, the useful lives of the particular assets, the selection of royalty and discount rates used in the models and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $115.0 million assigned to acquired intangible assets, $13.0 million was assigned to the technology asset class with useful lives of 1 to 8 years (with a weighted average amortization period of 3.2 years), $13.0 million to backlog with a useful life of 2.0 years, $77.0 million to customer relationships with a useful life of 9.25 years, and $12.0 million to trade names with a useful life of 15.5 years. The weighted-average amortization period for the total acquired intangible assets is 8.4 years. Amortization of acquired intangible assets was $5.4 million and $16.3 million for the three and nine months ended September 30, 2019, respectively.

The allocation of the purchase price for SiriusDecisions is preliminary with respect to the valuation of acquired intangible assets, deferred taxes, and goodwill. The Company expects to obtain the remainder of the information to complete the allocation of purchase price by the end of 2019.

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecision’s operating results and the related goodwill are being reported as its own operating segment (refer to Note 12 – Operating Segments). The goodwill is not deductible for income tax purposes. The acquisition of SiriusDecisions added approximately $16.8 million and $59.5 million of additional revenue and $22.2 million and $79.2 million of direct expenses, including intangible amortization, for the three and nine months ended September 30, 2019, respectively. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pro forma total revenue	$110,224	$101,848	$347,751	$318,094
Pro forma net loss	$(1,092)	$(2,511)	$(5,359)	$(9,951)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments for the three and nine months ended September 30, 2018: (1) an increase in interest expense and amortization of debt issuance costs related to the financing of the SiriusDecisions acquisition (refer to Note 4 – Debt for further information on the Company’s borrowings related to the acquisition); (2) a decrease in revenue as a result of the fair value adjustment to deferred revenue; and (3) an adjustment for depreciation and amortization expenses as a result of the preliminary purchase price allocation for finite-lived intangible assets and property and equipment. In addition, the nine months ended September 30, 2018 has been adjusted to increase operating costs to recognize acquisition costs incurred upon the close of the acquisition. The three and nine months ended September 30, 2019 have been adjusted to add the year two amounts, and eliminate the year one amounts, for the fair value of deferred revenue, depreciation and amortization expense and interest expense. In addition, the nine months ended September 30, 2019 have been adjusted to eliminate the acquisition costs incurred upon the close of the acquisition.

The Company recognized $1.7 million of acquisition costs for the three months ended March 31, 2019 and the nine months ended September 30, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 is summarized as follows (in thousands):

Total
Balance at December 31, 2018	$85,165
Acquisition	154,906
Translation adjustments	(1,245)
Balance at September 30, 2019	$238,826

As of September 30, 2019, the Company had no accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

During the nine months ended September 30, 2019, $115.0 million of intangible assets were added as a result of the acquisition of SiriusDecisions.

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,551	$37,784	$71,767
Technology	16,577	5,347	11,230
Backlog	13,000	4,875	8,125
Trade name	12,438	645	11,793
Total	$151,566	$48,651	$102,915

	December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,823	$31,604	$1,219
Technology	3,610	295	3,315
Trade name	443	26	417
Total	$36,876	$31,925	$4,951

Estimated intangible asset amortization expense as of September 30, 2019 is as follows (in thousands):

Year ending December 31, 2019 (remainder)	$5,653
Year ending December 31, 2020	18,822
Year ending December 31, 2021	12,322
Year ending December 31, 2022	10,984
Year ending December 31, 2023	10,812
Thereafter	44,322
Total	$102,915

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

The Facilities can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for London Interbank Offering Rate (“LIBOR”) based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by Forrester and its restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company will pay a commitment fee that is between 0.25% and 0.35% per annum, based on Forrester’s consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, commencing on March 31, 2019 with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of September 30, 2019 is set forth in the table below (in thousands):

2019 (remainder)	$1,563
2020	9,375
2021	12,500
2022	12,500
2023	15,625
Thereafter	68,750
Total remaining principal payments	$120,313

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2019	December 31, 2018
Term loan facility (1)	$120,313	$—
Revolving credit facility (1) (2)	14,000	—
Principal amount outstanding (3)	134,313	—
Less: Deferred financing fees	(2,364)	—
Net carrying amount	$131,949	$—

(1)

The contractual annualized interest rate as of September 30, 2019 on the Term loan facility was 4.375%, which consisted of LIBOR of 2.125% plus a margin of 2.25%, and the annualized interest rate on the Revolving Credit Facility was 4.3125%, which consisted of LIBOR of 2.0625% plus a margin of 2.25%.

(2)	The Company had $61.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2019.
(3)	The weighted average annual effective rates on the Company's total debt outstanding for the three and nine months ended September 30, 2019, were 4.53% and 4.88%, respectively.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2019. The Facilities also contain customary events of default, representations, and warranties.

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

Note 5 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at January 1, 2019	$(5,154)	$(5,154)
Foreign currency translation	(1,450)	(1,450)
Balance at September 30, 2019	$(6,604)	$(6,604)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at January 1, 2018	$(115)	$(1,897)	$(2,012)
Reclassification of stranded tax effects from tax reform	(26)	—	(26)
Foreign currency translation	—	(2,293)	(2,293)
Unrealized gain on investments, net of tax of $4	12	—	12
Balance at September 30, 2018	$(129)	$(4,190)	$(4,319)

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at July 1, 2019	$(4,990)	$(4,990)
Foreign currency translation	(1,614)	(1,614)
Balance at September 30, 2019	$(6,604)	$(6,604)

			Total
	Net Unrealized	Cumulative	Accumulated
	Loss on Marketable	Translation	Other Comprehensive
	Investments	Adjustment	Loss
Balance at July 1, 2018	$(194)	$(3,588)	$(3,782)
Foreign currency translation	—	(602)	(602)
Unrealized gain on investments, net of tax of $21	65	—	65
Balance at September 30, 2018	$(129)	$(4,190)	$(4,319)

Note 6 — Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities and any contingent purchase price related to acquisitions. The fair values of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

During the nine months ended September 30, 2019 and 2018, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$5,367	$—	$—	$5,367
Total Assets:	$5,367	$—	$—	$5,367

Liabilities
Contingent purchase price (2)	$—	$—	$(2,443)	$(2,443)
Total Liabilities:	$—	$—	$(2,443)	$(2,443)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$255	$—	$—	$255
Total Assets:	$255	$—	$—	$255

Liabilities
Contingent purchase price (2)	$—	$—	$(4,196)	$(4,196)
Total Liabilities:	$—	$—	$(4,196)	$(4,196)

(1)	Included in cash and cash equivalents.

(2)

$2.4 million and $1.8 million is included in accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018, respectively. $2.4 million is included in non-current liabilities as of December 31, 2018.

Level 3 liabilities at September 30, 2019 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the nine months ended September 30, 2019 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2018	$(4,196)
Fair value adjustment of contingent purchase price (1)	(57)
Payment of contingent purchase price	1,769
Foreign exchange effect	41
Balance at September 30, 2019	$(2,443)

(1)

This amount was recognized as acquisition and integration costs within the Consolidated Statements of Operations. As of September 30, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.3%, and revenue volatility of 26.6%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

Note 7 — Non-Marketable Investments

At September 30, 2019 and December 31, 2018, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $2.4 million and $2.5 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments at September 30, 2019 are being accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Losses from non-marketable investments were immaterial during the three months ended September 30, 2019 and 2018.  Losses from non-marketable investments were $0.1 million during the nine months ended September 30, 2019 and 2018. Losses are included in losses on investments, net in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2019 and 2018, no distributions were received from the funds.

Note 8 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2019 or 2018.

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

During the three and nine months ended September 30, 2019, the Company recognized approximately $21.2 million and $132.8 million of revenue related to its deferred revenue balance at January 1, 2019. During the three and nine months ended September 30, 2018, the Company recognized approximately $24.7 million and $128.6 million, respectively, of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $307.6 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of September 30, 2019.

Cost to Obtain Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $8.1 million and $24.1 million for the three and nine months ended September 30, 2019, respectively. Amortization expense related to deferred commissions was $7.2 million and $22.4 million for the three and nine months ended September 30, 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Income tax benefit for the nine months ended September 30, 2019 was $0.1 million resulting in an effective tax rate of 0.5% for the period. The Company recorded a net $0.2 million discrete tax expense during the nine months ended September 30, 2019 due to the settlement of a U.S. Competent Authority claim during the period which was partially offset by the tax benefits from stock-based compensation settlements. Income tax expense for the nine months ended September 30, 2018 was $4.1 million resulting in an effective tax rate of 29.0% for the period.

The Company anticipates that its effective tax rate for the full year 2019 will be approximately 0% to 5% due to a projected pretax loss for the year and a minimal amount of tax expense for the year due to non-deductible expense items and tax expense related to the Competent Authority claim.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	18,546	18,088	18,448	18,030
Weighted average common equivalent shares	—	345	—	323
Diluted weighted average common shares outstanding	18,546	18,433	18,448	18,353
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,090	1	1,086	10

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686
Issuance of common stock under stock plans, net	158	1	(794)	—	—	—	—	(793)
Stock-based compensation expense	—	—	3,072	—	—	—	—	3,072
Net loss	—	—	—	(2,699)	—	—	—	(2,699)
Foreign currency translation	—	—	—	—	—	—	(1,614)	(1,614)
Balance at September 30, 2019	23,247	$232	$212,656	$113,257	4,631	$(171,889)	$(6,604)	$147,652

	Three Months Ended September 30, 2018
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at July 1, 2018	22,564	$226	$189,554	$125,698	4,624	$(171,585)	$(3,782)	$140,111
Issuance of common stock under stock plans, net	329	3	5,129	—	—	—	—	5,132
Stock-based compensation expense	—	—	2,120	—	—	—	—	2,120
Repurchases of common stock	—	—	—	—	7	(304)	—	(304)
Dividends paid on common shares	—	—	—	(3,642)	—	—	—	(3,642)
Net income	—	—	—	3,950	—	—	—	3,950
Net change in marketable investments, net of tax	—	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	—	(602)	(602)
Balance at September 30, 2018	22,893	$229	$196,803	$126,006	4,631	$(171,889)	$(4,319)	$146,830

	Nine Months Ended September 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2019	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, net	296	2	3,355	—	—	—	—	3,357
Stock-based compensation expense	—	—	8,605	—	—	—	—	8,605
Net loss	—	—	—	(14,460)	—	—	—	(14,460)
Foreign currency translation	—	—	—	—	—	—	(1,450)	(1,450)
Balance at September 30, 2019	23,247	$232	$212,656	$113,257	4,631	$(171,889)	$(6,604)	$147,652

	Nine Months Ended September 30, 2018
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2018	22,432	$224	$181,910	$123,010	4,391	$(161,943)	$(2,012)	$141,189
Issuance of common stock under stock plans, net	461	5	8,703	—	—	—	—	8,708
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,830	—	—	(26)	3,804
Stock-based compensation expense	—	—	6,190	—	—	—	—	6,190
Repurchases of common stock	—	—	—	—	240	(9,946)	—	(9,946)
Dividends paid on common shares	—	—	—	(10,839)	—	—	—	(10,839)
Net income	—	—	—	10,005	—	—	—	10,005
Net change in marketable investments, net of tax	—	—	—	—	—	—	12	12
Foreign currency translation	—	—	—	—	—	—	(2,293)	(2,293)
Balance at September 30, 2018	22,893	$229	$196,803	$126,006	4,631	$(171,889)	$(4,319)	$146,830

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2019 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	497	$40.89
Granted	434	43.87
Vested	(186)	39.40
Forfeited	(56)	43.39
Unvested at September 30, 2019	689	$42.96

Stock option activity for the nine months ended September 30, 2019 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2018	583	$35.27
Granted	—	—
Exercised	(105)	34.07
Forfeited	(20)	35.38
Outstanding at September 30, 2019	458	$35.54	4.32	$33,163
Exercisable at September 30, 2019	443	$35.55	4.24	$31,430
Vested and expected to vest at September 30, 2019	458	$35.54	4.32	$33,163

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation in net income (loss) over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of services and fulfillment	$1,782	$1,001	$4,812	$3,128
Selling and marketing	441	261	1,366	752
General and administrative	849	858	2,427	2,311
Total	$3,072	$2,120	$8,605	$6,191

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average risk-free interest rate	1.89%	2.34%	1.89%	1.80%
Expected dividend yield	0.0%	1.6%	0.0%	1.9%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	30%	25%	30%	22%
Weighted average fair value	$8.29	$10.87	$8.29	$8.72

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 and the related debt incurred to fund the acquisition, the Company suspended its dividend program beginning in 2019. Accordingly, the Company did not declare or pay any dividends in the three and nine months ended September 30, 2019. In the nine months ended September 30, 2018, the Company declared and paid three quarterly dividends of $0.20 per share or $10.8 million in the aggregate.

Treasury Stock

As of September 30, 2019, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the nine months ended September 30, 2019, the Company did not repurchase any shares of common stock. In the three months ended September 30, 2018, the Company repurchased an insignificant number of shares at an aggregate cost of approximately $0.3 million. In the nine months ended September 30, 2018, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $10.0 million. From the inception of the program through September 30, 2019, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 12 — Operating Segments

In conjunction with the acquisition of SiriusDecisions in the first quarter of 2019, the Company realigned its management structure into Products, Research and SiriusDecisions.

The Products segment includes the revenues of the Connect, Analytics, and Events products (excluding the revenues from SiriusDecisions products) and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues and the related cost of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue (excluding SiriusDecisions consulting) and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

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

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended September 30, 2019
Research services revenues
Research	$—	$40,315	$14,708	$55,023
Connect	13,819	—	437	14,256
Analytics	5,269	—	—	5,269
Total research services revenues	19,088	40,315	15,145	74,548

Advisory services and events revenues
Consulting	19,298	11,902	1,419	32,619
Events	1,201	—	228	1,429
Total advisory services and events revenues	20,499	11,902	1,647	34,048
Total segment revenues	39,587	52,217	16,792	108,596
Segment expenses	18,374	13,525	8,672	40,571
Contribution margin	21,213	38,692	8,120	68,025
Selling, marketing, administrative and other expenses				(61,617)
Amortization of intangible assets				(5,654)
Acquisition and integration costs				(2,394)
Interest expense, other income and loss on investments				(1,794)
Loss before income taxes				$(3,434)

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended September 30, 2018
Research services revenues
Research	$—	$38,199	$—	$38,199
Connect	12,890	—	—	12,890
Analytics	5,243	—	—	5,243
Total research services revenues	18,133	38,199	—	56,332

Advisory services and events revenues
Consulting	15,888	11,755	—	27,643
Events	915	—	—	915
Total advisory services and events revenues	16,803	11,755	—	28,558
Total segment revenues	34,936	49,954	—	84,890
Segment expenses	17,800	13,109	—	30,909
Contribution margin	17,136	36,845	—	53,981
Selling, marketing, administrative and other expenses				(47,660)
Amortization of intangible assets				(402)
Acquisition and integration costs				(977)
Other income and loss on investments				302
Income before income taxes				$5,244

			Sirius
	Product	Research	Decisions	Consolidated
Nine Months Ended September 30, 2019
Research services revenues
Research	$—	$118,258	$42,850	$161,108
Connect	40,459	—	1,435	41,894
Analytics	16,434	—	—	16,434
Total research services revenues	56,893	118,258	44,285	219,436

Advisory services and events revenues
Consulting	56,156	38,173	4,094	98,423
Events	8,422	—	11,147	19,569
Total advisory services and events revenues	64,578	38,173	15,241	117,992
Total segment revenues	121,471	156,431	59,526	337,428
Segment expenses	59,982	41,301	33,580	134,863
Contribution margin	61,489	115,130	25,946	202,565
Selling, marketing, administrative and other expenses				(185,656)
Amortization of intangible assets				(16,963)
Acquisition and integration costs				(7,848)
Interest expense, other expense and losses on investments				(6,631)
Loss before income taxes				$(14,533)

			Sirius
	Products	Research	Decisions	Consolidated
Nine Months Ended September 30, 2018
Research services revenues
Research	$—	$113,897	$—	$113,897
Connect	37,992	—	—	37,992
Analytics	14,443	—	—	14,443
Total research services revenues	52,435	113,897	—	166,332

Advisory services and events revenues
Consulting	46,658	37,078	—	83,736
Events	8,924	—	—	8,924
Total advisory services and events revenues	55,582	37,078	—	92,660
Total segment revenues	108,017	150,975	—	258,992
Segment expenses	54,841	39,898	—	94,739
Contribution margin	53,176	111,077	—	164,253
Selling, marketing, administrative and other expenses				(148,496)
Amortization of intangible assets				(770)
Acquisition and integration costs				(1,306)
Other income and losses on investments				410
Income before income taxes				$14,091

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

We derive revenues from memberships of our Research, Connect and Analytics products and services, performing Consulting services and hosting Events. We offer contracts for our Research, Connect and Analytics products that are generally renewable annually and payable in advance. Membership revenues are recognized ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Clients purchase Consulting services (includes advisory services and consulting projects) independently and/or to supplement their memberships to our subscription-based products. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Advisory services revenues, such as workshops, speeches and advisory days, are recognized when the customer receives the agreed upon deliverable(s). Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Event billings are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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

•

Clients — we aggregate the various divisions and subsidiaries of a corporate parent as a single client and we also aggregate separate instrumentalities of the federal, state, and provincial governments as a single client. We have historically included only clients that purchased membership-based products in our definition of clients. We plan to reassess this at the end of 2019.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Deferred revenue	$168.0	$128.4	$39.6	31%
Agreement value	$355.2	$257.5	$97.7	38%
Client retention	73%	71%	2	3%
Dollar retention	90%	90%	—	—
Enrichment	111%	109%	2	2%
Number of clients	2,867	2,357	510	22%

Deferred revenue, agreement value and number of clients include the effect of SiriusDecisions, but retention and enrichment metrics will not be similarly affected until the first quarter of 2020.

Deferred revenue at September 30, 2019 increased 31% compared to the prior year primarily due to the acquisition of SiriusDecisions. Agreement value increased 38% at September 30, 2019 compared to the prior year with approximately 26 percentage points of growth due to the acquisition of SiriusDecisions and the remainder due to both an increase in contract bookings and increased bundling of Consulting services with our Research and Connect products in our contracts. Client retention rate increased 2 percentage points compared to the prior year and was flat with the prior quarter period. Dollar retention rate was flat compared with both the prior year and prior quarter period. Enrichment rate increased 2 percentage points compared to the prior year and 3 percentage points compared to the prior quarter period.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Research services	68.6%	66.4%	65.0%	64.2%
Advisory services and events	31.4	33.6	35.0	35.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.4	40.5	43.4	41.5
Selling and marketing	38.3	36.6	37.8	37.4
General and administrative	12.5	13.2	11.8	12.7
Depreciation	2.0	2.3	1.9	2.3
Amortization of intangible assets	5.2	0.5	5.0	0.3
Acquisition and integration costs	2.1	1.1	2.4	0.5
Income (loss) from operations	(1.5)	5.8	(2.3)	5.3
Interest expense	(1.8)	—	(1.9)	—
Other income (expense), net	0.1	0.4	(0.1)	0.2
Losses on investments, net	—	—	—	—
Income (loss) before income taxes	(3.2)	6.2	(4.3)	5.5
Income tax expense (benefit)	(0.7)	1.5	—	1.6
Net income (loss)	(2.5%)	4.7%	(4.3%)	3.9%

Three and Nine Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$108.6	$84.9	$23.7	28%
Revenues from research services	$74.5	$56.3	$18.2	32%
Revenues from advisory services and events	$34.0	$28.6	$5.4	19%
Revenues attributable to customers outside of the U.S.	$23.3	$19.8	$3.5	18%
Percentage of revenue attributable to customers outside of the U.S.	21%	23%	(2)	(9%)
Number of events	3	3	—	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$337.4	$259.0	$78.4	30%
Revenues from research services	$219.4	$166.3	$53.1	32%
Revenues from advisory services and events	$118.0	$92.7	$25.3	27%
Revenues attributable to customers outside of the U.S.	$70.2	$61.1	$9.1	15%
Percentage of revenue attributable to customers outside of the U.S.	21%	24%	(3)	(13%)
Number of events	12	10	2	20%

Total revenues increased 28% and 30% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods, with SiriusDecisions contributing 20 and 23 percentage points of the increase, respectively. Revenues from customers outside the U.S. increased 18% and 15% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in revenues attributable to customers outside of the U.S. during the nine months ended September 30, 2019 was primarily due to the acquisition of SiriusDecisions, which added $6.6 million in international revenue, and growth in revenues in the Asia Pacific region in the legacy Forrester business.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 32% during both the three and nine months ended September 30, 2019 compared to the prior year periods, with SiriusDecisions contributing 27 percentage points of the increase for both periods. The remainder of the increase for the three months ended September 30, 2019 was primarily driven by growth in the legacy Connect and Research products. The remainder of the increase for the nine months ended September 30, 2019 was primarily driven by growth in the legacy Analytics, Connect and Research products.

Revenues from advisory services and events increased 19% and 27% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods, with SiriusDecisions contributing 6 and 16 percentage points of the increase, respectively. The remainder of the increase for the three months ended September 30, 2019 was due to growth of legacy Consulting and legacy Events revenues. The remainder of the increase for the nine months ended September 30, 2019 was due to growth of legacy Consulting revenues, which were partially offset by a decline in legacy Events revenues.

Please refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$44.9	$34.4	$10.5	31%
Cost of services and fulfillment as a percentage of total revenues	41.4%	40.5%	0.9	2%
Service and fulfillment employees (at end of period)	763	639	124	19%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$146.6	$107.5	$39.1	36%
Cost of services and fulfillment as a percentage of total revenues	43.4%	41.5%	1.9	5%

Cost of services and fulfillment expenses increased 31% during the three months ended September 30, 2019 compared to the prior year period. Approximately $7.4 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $2.5 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period, annual merit increases and an increase in incentive bonuses, and (2) a $0.8 million increase in stock compensation expense.

Cost of services and fulfillment expenses increased 36% during the nine months ended September 30, 2019 compared to the prior year period. Approximately $29.6 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $5.8 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period, annual merit increases and an increase in incentive bonuses, (2) a $1.7 million increase in stock compensation expense, (3) a $1.0 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery and an increase in cost of equipment sold, (4) a $0.8 million increase in lease expense and computer software costs, and (5) a $0.3 million increase in travel and entertainment expenses.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$41.6	$31.1	$10.5	34%
Selling and marketing expenses as a percentage of total revenues	38.3%	36.6%	1.7	5%
Selling and marketing employees (at end of period)	780	577	203	35%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$127.7	$96.8	$30.9	32%
Selling and marketing expenses as a percentage of total revenues	37.8%	37.4%	0.4	1%

Selling and marketing expenses increased 34% during the three months ended September 30, 2019 compared to the prior year period. Approximately $7.6 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $1.8 million increase in compensation and benefit costs, resulting principally from the increase in number of employees from the prior year period, annual merit increases and an increase in incentive bonuses, (2) a $0.5 million increase in bad debt expenses, and (3) a $0.4 million increase in professional services costs primarily due to an increase in advertising and marketing costs.

Selling and marketing expenses increased 32% during the nine months ended September 30, 2019 compared to the prior year period. Approximately $26.2 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $2.5 million increase in compensation and benefit costs, resulting principally from annual merit increases and an increase in incentive bonuses, (2) a $0.8 million increase in professional services costs primarily due to an increase in advertising and marketing costs, (3) a $0.6 million increase in stock compensation expense, and (4) a $0.5 million increase in travel and entertainment expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.5	$11.2	$2.3	21%
General and administrative expenses as a percentage of total revenues	12.5%	13.2%	(0.7)	(5%)
General and administrative employees (at end of period)	242	202	40	20%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$39.9	$32.9	$7.0	22%
General and administrative expenses as a percentage of total revenues	11.8%	12.7%	(0.9)	(7%)

General and administrative expenses increased 21% during the three months ended September 30, 2019 compared to the prior year period. Approximately $1.1 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $0.7 million increase in professional services primarily due to an increase in consultant costs, and (2) a $0.3 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period, annual merit increases and an increase in incentive bonuses.

General and administrative expenses increased 22% during the nine months ended September 30, 2019 compared to the prior year period. Approximately $4.7 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $1.2 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period, annual merit increases and an increase in incentive bonuses, and (2) a $0.7 million increase in professional services costs primarily due to an increase in technology services, accounting and tax costs.

Depreciation

Depreciation expense remained essentially consistent during the three and nine months ended September 30, 2019 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense increased by $5.2 million and $16.2 million during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods due to our recent acquisitions.

Acquisition and Integration Costs

During the three and nine months ended September 30, 2019, we incurred $2.4 million and $7.8 million of net acquisition and integration costs, respectively. The costs consist of the direct and incremental costs to acquire and integrate the companies as well as certain fair value adjustments related to the acquisitions.  The charges primarily consisted of consulting, severance, accounting and tax professional fees, and lease expense for unused facilities. For the three and nine months ended September 30, 2019, these charges included an offset of $0.5 million and $2.3 million, respectively, related to the benefit of recording deferred commissions for SiriusDecisions in the first year following the acquisition. We expect to incur acquisition and integration costs in a range of $9.0 million to $9.3 million for the year ending December 31, 2019.

Interest Expense

During the three and nine months ended September 30, 2019, we incurred $1.9 million and $6.3 million of interest expense, respectively. Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions.

Other Income (Expense), Net

Other income (expense), net primarily consists of losses on foreign currency and interest income. The decrease in other income (expense), net of $0.2 million and $0.7 million during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods was primarily due to a decrease in interest income.

Losses on Investments, Net

Losses on investments, net primarily represents our share of equity method investment losses from our technology-related investment funds. Losses on investments, net remained essentially consistent during the three and nine months ended September 30, 2019 compared to the prior year periods.

Income Tax Expense (Benefit)

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$(0.7)	$1.3	$(2.0)	(154%)
Effective tax rate	21.4%	24.7%	(3.3)	(13%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$(0.1)	$4.1	$(4.2)	(102%)
Effective tax rate	0.5%	29.0%	(28.5)	(98%)

Income tax benefit for the nine months ended September 30, 2019 was $0.1 million resulting in an effective tax rate of 0.5% for the period. We recorded a net $0.2 million discrete tax expense during the nine months ended September 30, 2019 due to the settlement of a U.S. Competent Authority claim during the period which was partially offset by the tax benefits from stock-based compensation settlements. We anticipate recording a tax expense of approximately $0.4 million during the fourth quarter of 2019 to settle a foreign tax audit. For the full year 2019, we anticipate that our effective tax rate will be approximately 0% to 5%, inclusive of the foreign tax audit settlement.

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

The Products segment includes the revenues of the Connect, Analytics, and Events products (excluding the revenues from SiriusDecisions products) and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue (excluding SiriusDecisions consulting) and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

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

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended September 30, 2019
Research services revenues
Research	$—	$40,315	$14,708	$55,023
Connect	13,819	—	437	14,256
Analytics	5,269	—	—	5,269
Total research services revenues	19,088	40,315	15,145	74,548

Advisory services and events revenues
Consulting	19,298	11,902	1,419	32,619
Events	1,201	—	228	1,429
Total advisory services and events revenues	20,499	11,902	1,647	34,048
Total segment revenues	39,587	52,217	16,792	108,596
Segment expenses	18,374	13,525	8,672	40,571
Contribution margin	$21,213	$38,692	$8,120	$68,025
Year over year revenue change	13%	5%	N/A	28%
Year over year expense change	3%	3%	N/A	31%

	Products	Research	Sirius Decisions	Consolidated
Three Months Ended September 30, 2018
Research services revenues
Research	$—	$38,199	$—	$38,199
Connect	12,890	—	—	12,890
Analytics	5,243	—	—	5,243
Total research services revenues	18,133	38,199	—	56,332

Advisory services and events revenues
Consulting	15,888	11,755	—	27,643
Events	915	—	—	915
Total advisory services and events revenues	16,803	11,755	—	28,558
Total segment revenues	34,936	49,954	—	84,890
Segment expenses	17,800	13,109	—	30,909
Contribution margin	$17,136	$36,845	$—	$53,981

	Products	Research	Sirius Decisions	Consolidated
Nine Months Ended September 30, 2019
Research services revenues
Research	$—	$118,258	$42,850	$161,108
Connect	40,459	—	1,435	41,894
Analytics	16,434	—	—	16,434
Total research services revenues	56,893	118,258	44,285	219,436

Advisory services and events revenues
Consulting	56,156	38,173	4,094	98,423
Events	8,422	—	11,147	19,569
Total advisory services and events revenues	64,578	38,173	15,241	117,992
Total segment revenues	121,471	156,431	59,526	337,428
Segment expenses	59,982	41,301	33,580	134,863
Contribution margin	$61,489	$115,130	$25,946	$202,565

Year over year revenue change	12%	4%	N/A	30%
Year over year expense change	9%	4%	N/A	42%

	Products	Research	Sirius Decisions	Consolidated
Nine Months Ended September 30, 2018
Research services revenues
Research	$—	$113,897	$—	$113,897
Connect	37,992	—	—	37,992
Analytics	14,443	—	—	14,443
Total research services revenues	52,435	113,897	—	166,332

Advisory services and events revenues
Consulting	46,658	37,078	—	83,736
Events	8,924	—	—	8,924
Total advisory services and events revenues	55,582	37,078	—	92,660
Total segment revenues	108,017	150,975	—	258,992
Segment expenses	54,841	39,898	—	94,739
Contribution margin	$53,176	$111,077	$—	$164,253

Product segment revenues increased 13% and 12% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. For the three months ended September 30, 2019, Connect revenues increased 7% driven by our new learning products while Analytics revenues remained essentially consistent. Consulting revenues increased 21% driven by strong consultant delivery and Events revenues increased 31% due to strong growth in legacy Forrester events as compared to the prior year. For the nine months ended September 30, 2019, Connect revenues increased 6% driven by our new learning products and Analytics revenues grew 14% due primarily to the FeedbackNow product line. Consulting revenues increased 20% driven by healthy backlog and strong consultant delivery and Events revenues decreased by 6% due in part to holding two fewer legacy Forrester events as compared to the prior year.

Product segment expenses increased 3% and 9% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2019 was primarily due to a $0.9 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases, which was slightly offset by a $0.2 million decrease in Event expenses. The increase in expenses during the nine months ended September 30, 2019 was primarily due to a (1) $3.9 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases, and (2) a $1.2 million increase professional services costs primarily due to an increase in outsourced services related to revenue delivery and an increase in cost of equipment sold.

Research segment revenues increased 5% and 4% for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. For the three months ended September 30, 2019, the Research product line increased 6% driven by our reprint product and Consulting revenues increased 1%. For the nine months ended September 30, 2019, the Research product line increased 4% driven by our reprint product and Consulting revenues increased 3%.

Research segment expenses increased 3% and 4% during the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2019 was primarily due to a $0.4 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases. The increase in expenses during the nine months ended September 30, 2019 was primarily due to a $0.9 million increase in compensation and benefits due to an increase in the number of employees and annual merit increases and small increases in professional services and travel and entertainment.

Liquidity and Capital Resources

The amount reported in our earnings release and Form 8-K filed on October 24, 2019 for cash generated from operating activities of $45.9 million has been adjusted to $45.6 million in this Form 10-Q.

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 65% of our revenues during the nine months ended September 30, 2019, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $45.6 million and $37.4 million during the nine months ended September 30, 2019 and 2018, respectively. The $8.2 million increase in cash provided from operations for the nine months ended September 30, 2019 was attributable to an $11.3 million increase in cash generated from working capital which was partially offset by an $3.1 million decrease in cash generated from net income (loss) combined with the effect of non-cash items.

The increase in cash generated from working capital was primarily driven by:

•	A $16.3 million increase in cash generated from accounts receivable and deferred revenue due to strong bookings and collections activity in the current period,
•	A $5.6 million increase in cash generated due to a lower amount of cash used for accrued expenses, which includes a $4.2 million increase from accrued income taxes in the current period, and
•

A $9.1 million decrease in cash generated due to payments on operating lease liabilities (which offset $9.6 million increase in non-cash amortization of operating lease right-of-use assets described below).

The decrease in cash generated from net income (loss) combined with the effect of non-cash items was primarily driven by:

•

A decrease in cash generated from net income (loss) excluding depreciation, amortization, and stock-based compensation of $5.6 million due to lower net income in the current period, primarily due to increased acquisition and integration costs and interest expense,

•	A decrease in cash generated due to an increase in the non-cash deferred tax benefit of $8.0 million, and

•

An increase in cash generated due to the non-cash charge for amortization of the operating lease right-of-use asset of $9.6 million (which is partially offset by operating lease liability payments of $9.1 million described above).

During the nine months ended September 30, 2019, we used cash in investing activities of $246.0 million, consisting primarily of $237.7 million for the acquisition of SiriusDecisions, net of cash acquired, and $8.4 million in purchases of property and equipment. Property and equipment purchases during 2019 consisted primarily of software and leasehold improvements. During the nine months ended September 30, 2018, we used cash in investing activities of $10.4 million, consisting primarily of $9.3 million for the acquisitions of FeedbackNow and GlimpzIt and $3.2 million in purchases of property and equipment, partially offset by $2.0 million in net proceeds from sales and maturities of marketable investments. Property and equipment purchases during 2018 consisted primarily of software.

We generated $130.3 million of cash from financing activities during the nine months ended September 30, 2019 primarily due to $171.3 million of borrowings to finance the SiriusDecisions acquisition, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $40.7 million of repayments of debt that consisted of $36.0 million of discretionary payments on our revolving credit facility and $4.7 million of required repayments of our term loan. We used $12.1 million of cash in financing activities during the nine months ended September 30, 2018 primarily due to the payment of quarterly dividends totaling $10.8 million, at $0.20 per share, in each of the first three quarters of 2018, $9.9 million for purchases of our common stock and $2.5 million in taxes paid related to net share settlements of restricted stock units. These were partially offset by $11.2 million of proceeds from the exercise of stock options and our employee stock purchase plan. At September 30, 2019, we had $14.0 million outstanding on our revolving credit facility and plan to use excess cash flow, if any, to continue to make discretionary payments on our revolving credit facility. As of September 30, 2019 our remaining stock repurchase authorization was approximately $60.1 million. Subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2019.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information is provided in Note 4 – Debt included herein.

Borrowings under the credit agreement can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for the London Interbank Offering Rate (“LIBOR”) based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by us and our restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

Amounts borrowed under the credit agreement bear interest, at our option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee that is between 0.25% and 0.35% per annum, based on our consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The credit agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of Forrester, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2019. The credit agreement also contains customary events of default, representations, and warranties.

As of September 30, 2019, we had cash and cash equivalents of $67.6 million. These balances include $46.1 million held outside of the U.S. If these funds outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. We would not expect these additional taxes to be significant. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There has been a material change to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 due to the acquisition of SiriusDecisions that closed on January 3, 2019. As of September 30, 2019, we have the following new future contractual obligations (in thousands):

Contractual Obligations (1)	Total	2019	2020	2021	2022	2023	Thereafter
Interest payments - long-term debt (2)	$18,705	$1,345	$5,125	$4,642	$4,077	$3,473	$43

(1)	Operating lease obligations are included in Note 1 – Interim consolidated financial statements.
(2)	Interest payments were based on the interest rates in effect as of September 30, 2019. Long-term principal repayments are included in Note 4 – Debt.

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

INTEREST RATE RISK

As of September 30, 2019, we had $134.3 million in total debt principal outstanding. See Note 4 — Debt herein for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of September 30, 2019 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pretax interest expense for the following 12 month period by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with respect to historical Forrester operations. We are currently in the process of integrating our acquisition of SiriusDecisions, evaluating its internal controls and implementing our internal control structure over its operations, which may lead us to modify certain internal controls in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2019, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2019, we did not purchase any shares of our common stock under the stock repurchase program. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2019.

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

Date: November 8, 2019