Form 10-K
period 2019-12-31
FORRESTER RESEARCH, INC.
filed 2020-03-13
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-21433

Forrester Research, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	04-2797789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Acorn Park Drive Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 613-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FORR	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was approximately $498,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 18,755,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2020 Annual Stockholders’ Meeting to be filed subsequently -- Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates and operating income, future deferred revenue, future financial results of SiriusDecisions, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, future modification of our segment reporting, the estimated impact of holding our SiriusDecisions Summit 2020 as a virtual event, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

Forrester Research, Inc. is a global independent research, data, and advisory services firm. We work with business and technology leaders to drive customer-obsessed vision, strategy, and execution that accelerate growth. Forrester’s unique insights are grounded in annual surveys of more than 690,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients. Through proprietary research, data and analytics, custom consulting, exclusive executive peer groups, certifications, and events, Forrester is revolutionizing how businesses grow in an era of powerful customers.

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

On January 3, 2019, we acquired SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice they need to maximize performance and drive alignment. The acquisition creates several opportunities for us, including cross-selling services to our respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth.

Industry Background

Enterprises struggle to keep up with digitally-savvy, empowered customers and maintain differentiation in a disruption-rich market. Technology changes and innovations occur at a rapid pace. Developing and executing on comprehensive and coordinated business strategies is challenging as consumers and businesses adopt new methods of buying and selling and markets grow increasingly dynamic.

Consequently, companies and the professionals in the roles we serve must rely on external sources of independent business advice spanning a variety of areas including but not limited to customer behavior, technology investments, business strategy, and functional discipline. We believe there is a need for objective research, data, advisory and related services that allow our clients to understand market dynamics, develop differentiated strategies, and execute in a complex, fast-moving market.

Forrester’s® Strategy

Empowered customers have ushered in a new “Age of the Customer” that we believe is reshaping the way organizations succeed and grow. Our unique strategy, products, and services are designed to help those enterprises become customer-obsessed in service of differentiated customer experiences, growth, and profit.

Driven by our strategy, we: 1) help our clients understand what is changing in their markets and how their customers and technology are changing; 2) provide guidance on how clients should build their strategies to achieve competitive advantage; and 3) provide specific, actionable guidance for how to execute on those strategies. Combining the complementary strengths of Forrester and SiriusDecisions, we help clients expand their vision, build strategy, and execute effectively with decisiveness and speed.

Importantly, the three areas where we work with our clients — vision, strategy, and execution — are interrelated and widespread in the large organizations that we serve. This creates opportunities to sell add-on products and services to our existing clients. In addition, we believe our go-to-market strategy is unique, increasing our competitive differentiation.

Our core capabilities deliver a comprehensive set of products and solutions to help our clients compete and win in the Age of the Customer. Our ability to customize our solutions to specific industries provides a powerful method to drive the success of our clients and creates significant opportunities to consistently enrich our relationships with our clients.

Forrester’s Solution

We offer a broad set of products and services designed to help our clients win in the Age of the Customer. Our solutions help our clients to:

•	Understand trends in consumer and business buyer behavior and how to capitalize on those trends.
•	Plan strategies to improve their customer experience.
•	Develop customer-obsessed cultures that drive growth.
•	Assess potential new markets, competitors, products and services, and go-to-market strategies.
•	Anticipate technology-driven business model shifts.
•	Educate, inform, and align strategic decision-makers in their organizations.
•	Navigate technology purchases and implementation challenges and optimize technology investments, particularly in the information technology (IT) and marketing spaces.
•	Capitalize on emerging technologies to accommodate customers’ evolving needs.
•	Benchmark their customer experience.
•	Measure and improve their customer experience in real-time.
•	Align marketing, sales, and product efforts to achieve high efficiency and revenue growth.
•	Continually benchmark how marketing, sales, and product groups operate.

Our products and services focus on six market imperatives important to our clients and prospects in the Age of the Customer:

•	Drive revenue with continuously improving customer experience – so that customer experience becomes a growth engine for our clients.
•	Differentiate with digital – taking the critical step to enable our clients to become digital first companies.
•	Accelerate growth with marketing innovation – enabling our clients to expand and excel at engaging and retaining customers.
•	Use customer insights to gain a competitive advantage – enabling our clients to anticipate changing customer expectations.
•	Transform IT to win, serve and retain customers – so that IT becomes a strategic point of differentiation for our clients.
•	Secure customers and protect the brand – so that trust becomes an asset of our clients.

Products and Services

We offer our clients a selection of products, services, and engagement opportunities, which fall into five categories: Research (our core research), Connect (our peer offerings and certifications), Analytics, Consulting, and Events.

Research

Forrester’s published research and tools serve as the foundation for how we address our clients’ and prospects’ opportunities and challenges in the Age of the Customer. We believe that our Research enables clients to do three things: 1) clarify and predict market dynamics to set a bold vision for their firm; 2) build customer-obsessed strategies to achieve competitive advantage; and 3) execute effectively to drive revenue and profit. We offer two distinct Research products, Forrester Research and SiriusDecisions® Research.

Our primary syndicated research product, Forrester Research, provides clients with access to our core research designed to expand our clients’ understanding of external trends and tools to inform their strategic decision-making. We deepen clients’ understanding of market, customer, and technology trends through data-driven reports, predictions, and forecasts.  Our Playbooks offer a set of integrated reports and tools to tackle critical business initiatives. They provide in-depth advice designed to build detailed strategies for these initiatives, including assessments, roadmaps, and business cases, as well as organizational, process and technology guidance.

Forrester Research also includes a body of evaluative research. The Forrester Tech Tide™ helps clients understand what technology categories to invest in and when. Our Now Tech reports help clients identify and segment technology players in established categories. And the Forrester Wave™ allows clients to compare individual products and develop a custom shortlist based on their unique requirements. The Forrester Wave provides a detailed analysis of vendors’ technologies and services in various markets based on transparent, fully accessible criteria, and measurement of characteristics. In the emerging technology space, our New Tech and New Wave reports help clients learn about new game-changing technologies and companies to help customers drive growth and support long-term strategies.

SiriusDecisions Research delivers operational intelligence and fact-based insight to functional marketing, sales and product leaders of B2B organizations and their teams. Research types include best-practice models and frameworks to structure functional operations, insights from more than 30 B2B buyer personas, event presentations, webinars, role profiles, select best practices implemented by peers, and the interactive, web-based SiriusTools® to aid in planning, execution and measurement. SiriusDecisions Research is created based on client priorities, which we believe are the most important business opportunities and critical challenges B2B marketing, sales and product leaders are trying to solve. SiriusDecisions Command Center® offers performance benchmarking metrics in a self-service platform to aid sales, marketing, and product leaders in planning, uncovering new opportunities, and making business cases.

Clients subscribing to Forrester Research offerings may choose between two subscription levels:

•

Member Licenses. Member Licenses include access to written research, as well as Inquiry with analysts, and access to Forrester On-Demand Keynotes and Webinars. Inquiry enables clients to contact our analysts for quick feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, Inquiry sessions are 30-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists. Forrester Webinars are Web-based conferences on selected topics of interest to particular professional roles that typically are held several times a week. On-Demand Keynotes are recorded presentations from Forrester Events. Forrester clients that subscribe for one or more Member licenses receive one ticket per order to attend a Forrester Event.

•	Reader Licenses. Reader Licenses provide access to our written research.

Clients subscribing to SiriusDecisions Research offerings may choose between the following subscription levels:

•	Role-Based Services. Role-Based Services provide access to our written research for a leader and their team members.
•	Executive Services. Executive Services provide access to our written research with additional add-ons available for onsite sessions and a dedicated analyst advisor.
•	SiriusDecisions for Technology and Service Providers. Technology and Service Providers Licenses provide access to research in addition to an analyst webinar with a replay license.

SiriusDecisions offerings include analyst inquiry to enable clients to contact our analysts for feedback on projects they may have underway, to discuss ideas and models in the research, or for answers to questions about unfolding industry events. Typically, these inquiry sessions are 50-minute phone calls, scheduled upon client request, or e-mail responses coordinated through our research specialists.

All Research clients receive access to our Customer Success team, which provides additional information about our research, methodologies, coverage areas, and sources. The Customer Success team is available to help clients navigate our website, find relevant information, and put clients in contact with the appropriate analyst for inquiries.

We also offer clients the opportunity to license electronic “reprints” of designated Research for posting to their website(s) for a designated period of time to support their marketing or business objectives. Electronic reprints are hosted on an on-line platform that enables interactive content and provides us with improved tracking of distribution of our intellectual property. In addition, we offer Research Share licenses that allow clients to share a designated number of published pieces of research with a designated number of persons within their organizations.

Research Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We ascertain the issues important to our clients and prospects through thousands of interactions and surveys with technology vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on helping our clients increase their customer focus and grow their business. We use the following primary research inputs:

•	Proprietary data from our Customer Experience Index (CX Index™), Consumer Technographics®, Business Technographics, ForecastView, and SiriusDecisions Command Center products.
•	Confidential interviews with early adopters and mainstream users of new technologies across technology, marketing, and strategy roles at end-user companies.
•	In-depth interviews with technology vendors and suppliers of related services.
•	Ongoing briefings with vendors to review current positions and future directions.
•	Continuous dialogue with our clients to identify business and technology opportunities in the marketplace.

Collaboration among research, product, analytics and consulting professionals is an integral part of our process, leading to higher-quality research and a unified perspective. Our global research and product organizations support our client base by facilitating research and product collaboration and quality, promoting a uniform client experience and improved customer satisfaction, and encouraging innovation.

Connect

The Forrester Connect offerings are designed to help clients connect with peers and Forrester’s professionals, optimize use of our products and services, and to coach executives to lead far-reaching change within their organizations.

Leadership Boards

Our Leadership Boards are exclusive peer groups for executives and other senior leaders at large organizations worldwide. Clients may participate in one or more Leadership Boards. Memberships are available to the Customer Experience (CX) Council, the Chief Information Officer (CIO) Group, the Chief Marketing Officer (CMO) Group and several other Councils for the technology and marketing roles we cover. In addition to a Member license to access the appropriate Research offering, members of our Leadership Boards receive access to the following:

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

Executive Programs

Our Executive Programs provide CMOs, CIOs, and CXOs with a trusted partner who helps the executives and their teams establish and tackle their most important initiatives. In addition to a Member license for our research offering and one ticket to attend a Forrester event, our Executive Programs provide on-site strategy workshops, personalized research and analysis, and access to Forrester experts.

We also offer Team Access licenses that allow members of a Leadership Board or Executive Program to assign Member or Reader licenses to individuals within their extended teams to enhance collaboration and access to our Research offerings.

Certification

Our certification offerings consist of a series of courses for leaders and their teams that build upon each other and are purchased individually. Each certification course is an 8-week facilitated experience designed to help individuals gain critical proficiencies and to help teams develop a common vocabulary and mindset. Courses are delivered online leveraging a combination of short videos, hands-on exercises and peer discussion threads. Courses are offered regularly throughout the year. Forrester offers two unique tracks to suit different career needs and experiences, Pro (Professional) and Champ (Champion). Course content for the two tracks are identical, but the work required varies.

Our initial certification courses, focused on customer experience (CX), enable CX practitioners and other CX proponents within our clients’ organizations to learn the core skills needed to carry out a CX program aimed at driving business growth. In 2019, we expanded our certification portfolio of products by adding a Zero Trust Certification program that provides cybersecurity professionals and others collaborating with them with the knowledge, skills, and confidence to adopt Forrester’s “Zero Trust” approach to information security at their organizations, as well as a B2B Marketing Certification course that builds off our SiriusDecisions research and teaches the concepts and skills that enable marketing professionals to drive successful marketing strategies. We also added custom enterprise CX Essentials programs that are designed to train a diverse group of employees and can be integrated into our customers’ learning management systems.

Analytics

Our Analytics products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Analytics products and services or choose to have us conduct custom data analysis on their behalf. Our Analytics products and services include:

•

Forrester’s Customer Experience (CX) Index.    The CX Index is a framework for assessing and measuring the quality of customer experience for nearly 600 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience, along with a Business Impact Simulator tool that models out potential revenue uplift to help guide clients’ investments in customer experience. We offer two Forrester CX Index packages, consisting of an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors and an add-on CX Elite package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build out a CX Index score and deliver our insight recommendations. We deliver the CX Index through an easy-to-use interactive platform that allows clients to customize their CX data based on business needs.

•

Consumer Technographics.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 400,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data and analysis for unique insights into how technology impacts their customers’ purchase journey, including the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. We deliver Consumer Technographics through an interactive platform that provides access to the data, insights and analytic tools.  Additionally, clients may have access to an Analytics Client Manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 70,000 business and technology executives as well as information workers at small, medium and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. We deliver Business Technographics through an interactive platform that provides access to the data, insights and analytic tools. Business Technographics’ clients may also have access to an Analytics Client Manager to assist in utilizing appropriate data to achieve desired outcomes.

•

FeedbackNow. As customers become more powerful, we believe that companies must have the ability to monitor and improve their experience in real time. To this end, we have acquired and constructed a real-time customer experience cloud solution composed of:  1) multiple data inputs, 2) an artificial intelligence (AI)-assisted analytics engine, or “brain”; and 3) multiple output methods. This product, that we call FeedbackNow, is currently employing physical buttons as the primary input source. It is installed widely in Europe and the U.S. – primarily in large airports, arenas, retail, financial services locations and health care sites – and we are processing hundreds of thousands of “votes” per day. We are expanding the capabilities of FeedbackNow to encompass a range of digital inputs and outputs. In addition, we are incorporating our proprietary customer experience data, drivers, and algorithms into the system brain to increase the precision and efficacy of feedback for our clients.

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

Consulting

Our advisory and project consulting services leverage our Research, Technographics and CX Index data, as well as our proprietary consulting frameworks, to deliver focused insights and recommendations that assist clients with their challenges in developing and executing technology and business strategy, including customer experience, digital strategy, and marketing, informing critical decisions and reducing business risk. Our consulting services help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, technology transformations and modernization, and aligning sales, marketing, and product management. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create content marketing collateral, and develop sales tools. We have a dedicated consulting organization to provide professional project consulting services to our clients, utilizing our Forrester solutions framework and best in class consulting techniques and content development tools, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services.

Events

We host multiple events in various locations in North America, Europe and Asia throughout the year. Events bring together executives and other participants serving or interested in the particular subject matter or professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and hear business leaders discuss business and technology issues of interest or significance to the professionals in attendance. Forrester Events focus on business imperatives of significant interest to our clients, including marketing, sales and product leadership, customer experience, privacy and security, new technology and innovation, and data strategies and insights.

Our Events business was substantially enhanced with the addition of the SiriusDecisions annual Summits, which are leading venues for marketing, sales, and product operations programs in the United States, Europe and Asia.

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe and Asia Pacific. Our sales organization is organized into five groups based on client size, geography and market potential. Our Premier group focuses on our largest vendor and end user clients across the globe and our Core group focuses on small to mid-sized vendor and end user clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies.  Our International Business Development group sells our products and services through independent sales representatives in select international locations. We employed 698 sales personnel as of December 31, 2019 compared to 528 sales personnel employed as of December 31, 2018. We also sell select Research products directly online through our website.

We utilize a customer engagement model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups. We believe that this positions us in a manner to improve client and dollar retention and enrichment and accelerate growth.

Our marketing activities are designed to enhance the Forrester brand, differentiate and promote Forrester products and solutions, improve the client experience, and drive growth. We achieve these outcomes by combining the value of analytics, content, social media, public relations, creative, and field marketing, delivering multi-channel campaigns, Forrester events, and high-quality digital journeys.

As of December 31, 2019, our products and services were delivered to more than 2,800 client companies. No single client company accounted for more than 4% of our 2019 revenues.

Pricing and Contracts

We report our revenue from client contracts in two categories of revenue: (1) research services and (2) advisory services and events. We classify revenue from subscriptions to, and licenses of, our Research, Connect, and Analytics products and services as research services revenue. We classify revenue from Consulting, custom Analytics projects, and Events as advisory services and events revenue.

Contract pricing for annual subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts for advisory services generally is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track the agreement value of contracts to purchase our services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all such contracts in force at a given time (excluding contracts that consist solely of advisory and consulting services and the value of Events sponsorships included in all contracts), without regard to how much revenue has already been recognized. Agreement value increased 34% (approximately 25 percentage points of the increase due to the acquisition of SiriusDecisions) to $358.0 million at December 31, 2019 from $266.3 million at December 31, 2018.

Competition

We compete principally in the market for research, data, and advisory services, with an emphasis on customer behavior, customer experience, and the deployment of technology to win, serve and retain customers. We believe that the principal competitive factors in the markets we participate in include:

•	the ability to offer products and services that meet the changing needs of organizations and their executives for research, data, and advisory services;
•	comprehensive global data and insights on customer behavior;
•	independent analysis and opinions;
•	the ability to render our services in digital forms;
•	the pricing and packaging of our products and services; and
•	customer service, including the quality of professional interactions with our clients.

We believe we compete favorably on these factors due to:

•	our differentiated Age of the Customer strategy and portfolio of complementary Age of the Customer and SiriusDecisions products and services;
•	our research methodology;
•	our experience with and focus on emerging technologies;
•	our history of providing research and executable advice on the impact of technology on business; and
•	our growing ability to deploy digital products.

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

Employees

As of December 31, 2019, we employed a total of 1,795 persons, including 688 Research, Connect, Analytics, Consulting and Events staff and 698 sales personnel.

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

A Decline in Renewals or Demand for Our Subscription-Based Research, Connect and Analytics Services.    Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing subscriptions for our Research, Connect, and Analytics products and services. Future declines in client retention, dollar retention, and enrichment, or failure to generate demand for and new sales of our subscription-based products and services due to competition or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Advisory and Consulting Services.    Advisory and consulting services revenues comprised 29% of our total revenues in 2019 and 32% of our total revenues in 2018. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new project consulting engagements could have an adverse effect on our results of operations and financial condition.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    As of December 31, 2019, we have clients in approximately 76 countries and approximately 21% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business.  Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China, or COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services or events. Any disruption or delay of our customers or third-party service providers would likely impact our operating results. Our Events business generated $27.0 million of revenues during 2019. On March 13, 2020, due to considerations of the effect of COVID-19, we announced that we will be holding our SiriusDecisions Summit 2020, our single largest event, as a virtual event during its originally scheduled timeframe in May 2020. We estimate the impact of holding this event as a virtual event, as compared to a live event, will reduce revenues by $7.0 million to $9.0 million and will reduce operating income by $4.0 million to $6.0 million. However, the ultimate financial impact may be affected by a number of factors including the number of attendees and sponsors and our ability to recoup certain costs for the event. The ongoing impact of COVID-19 remains difficult to project and our business and financial results may be materially and adversely affected by it.

Our Business Could Suffer as a Result of the United Kingdom’s Decision to End Its Membership in the European Union.    Our London office serves as our European headquarters and is our second largest location in terms of headcount. The exit of the United Kingdom from the European Union (generally referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding both this office and our business generally, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate. Brexit also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Any of these effects of Brexit, among others, could materially adversely affect our results of operations and financial condition.

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

Failure to Anticipate and Respond to Market Trends.    Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research, data, advisory services, and other related products and services to meet the changing needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies, and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

We May Experience Difficulties in Integrating the Operations of Acquired Companies into Our Business and in Realizing the Expected Benefits of the Acquisitions.    The success of our recent acquisitions of SiriusDecisions, FeedbackNow and GlimpzIt will depend in part on our ability to realize the anticipated business opportunities from combining the operations of these companies with our business in an efficient and effective manner. For 2020, we determined that SiriusDecisions will no longer operate under a separate management structure. Our internal management and reporting will be aligned to consolidate each of the SiriusDecisions products and related operations under a single, combined organization within our existing Products and Research segments. If we are unable to successfully or timely effect these changes, we may not realize the benefits that we currently anticipate will result from having a single, combined organization within our existing Products and Research segments.

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity and Results of Operations.    In connection with the SiriusDecisions acquisition, we entered into a credit agreement (the "Credit Agreement") that provides for a $125.0 million term loan facility and a $75.0 million revolving credit facility. All of the proceeds of the term loans and $50.0 million borrowed under the revolving credit facility were used to pay a portion of the purchase price of the acquisition. As of December 31, 2019, we had outstanding debt of $132.8 million under the Credit Agreement (see Note 4 – Debt in the Notes to Consolidated Financial Statements for further information). The debt service requirements of these credit arrangements could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the Credit Agreement could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Competition.    We compete principally in the market for research, data and advisory services, with an emphasis on customer behavior and customer experience, and the impact of technology on our clients’ business and service models. Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, survey-based general market research firms, providers of peer networking services, and digital media measurement services. Some of our competitors have substantially greater financial and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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

Privacy Laws.    Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, which went into effect on January 1, 2020. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

Fluctuations in Our Operating Results.    Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology and research, data and advisory services spending in the marketplace and general economic conditions.
•	The timing and size of new and renewal subscriptions for our products and services from clients.
•	The utilization of our advisory services by our clients.
•	The timing of revenue-generating events sponsored by us.
•	The introduction and marketing of new products and services by us and our competitors.
•	The hiring and training of new research and data professionals, consultants, and sales personnel.
•	Changes in demand for our research, data and advisory services.
•	Fluctuations in currency exchange rates.
•	An increase in the interest rates applicable to our outstanding debt obligations.

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

We also rent office space in San Francisco, New York City, Dallas, McLean, Virginia, Nashville, Wilton, Connecticut (the SiriusDecisions headquarters), Austin, Amsterdam, Frankfurt, London, Paris, New Delhi, Singapore and Lausanne, Switzerland. Our San Francisco lease is for approximately 31,000 square feet, with a term that expires June 30, 2027. Our New York lease is for approximately 15,200 square feet, with an initial term until January 31, 2021. The Wilton lease is for approximately 42,000 square feet, with an initial term that expires July 31, 2020. The London lease is for approximately 17,800 square feet, with a term that expires September 24, 2021. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2018, quarterly dividends of $0.20 per common share were declared and paid in each of the four quarters during the year. On November 27, 2018, in conjunction with the announcement of the acquisition of SiriusDecisions, Forrester announced the indefinite suspension of its quarterly dividend program beginning in 2019. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends are subject to the discretion of the Board of Directors.

As of March 6, 2020 there were approximately 33 stockholders of record of our common stock. On March 6, 2020 the closing price of our common stock was $38.55 per share.

As of December 31, 2019, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. As of December 31, 2019, we had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million, with no repurchases in the year ended December 31, 2019.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2014 through December 31, 2019 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6.	Selected Consolidated Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated Statement of Income (Loss) Data
Research services	$298,735	$228,399	$216,471	$215,216	$210,268
Advisory services and events	162,962	129,176	121,202	110,879	103,458
Total revenues	461,697	357,575	337,673	326,095	313,726
Income (loss) from operations	(1,075)	22,425	27,549	30,774	18,827
Other income (expense) and gains (losses) on investments, net	(470)	1,100	(178)	(65)	493
Net income (loss)	$(9,570)	$15,380	$15,140	$17,651	$11,996
Basic income (loss) per common share	$(0.52)	$0.85	$0.84	$0.98	$0.67
Diluted income (loss) per common share	$(0.52)	$0.84	$0.83	$0.97	$0.66
Basic weighted average shares outstanding	18,492	18,091	17,919	17,984	17,927
Diluted weighted average shares outstanding	18,492	18,380	18,240	18,269	18,143

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable investments	$67,904	$140,296	$134,123	$138,105	$101,106
Working capital	(76,895)	46,108	41,766	45,962	15,274
Total assets	639,160	353,524	345,200	335,785	318,991
Deferred revenue	179,194	135,332	145,207	134,265	140,676
Long-term debt, net of deferred financing fees	130,545	—	—	—	—
Total liabilities	481,072	201,924	204,011	185,749	191,689
Cash dividends declared	—	14,502	13,631	12,987	12,179

Cash dividends represent quarterly dividends of $0.20, $0.19, $0.18, and $0.17 per common share declared and paid during 2018, 2017, 2016, and 2015, respectively.

The following items impact the comparability of our consolidated data:

•

On January 3, 2019, the Company acquired SiriusDecisions, Inc. The reported results for 2019 include the operating results of SiriusDecisions beginning on the acquisition date. Refer to Note 2 – Acquisitions in the Notes to Consolidated Financial Statements for additional information.

•

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-12, Leases (Topic 842), using the modified retrospective method. The reported results for 2019 reflect the application of Topic 842, while the reported results for prior years reflect the prior lease standard. Adoption of Topic 842 increased both the related operating lease assets and liabilities by $53.3 million.

•

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The reported results for 2018 and beyond reflect the application of Topic 606, while the reported results for prior years reflect the application of the prior revenue standard - ASU No. 2009-13, Revenue Recognition (Topic 605). Adoption of Topic 606 had the following effects on our 2018 financial results:

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
•

On December 22, 2017, the Tax Cuts and Jobs Act was enacted resulting in a decrease in the U.S. corporate tax rate from 35% to 21% for the year ended December 31, 2018 and beyond and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result, we recorded amounts related to the remeasurement of federal deferred tax assets and liabilities of $1.2 million and the one-time transition tax of $0.8 million, of which $0.4 million and $1.6 million was recognized during 2018 and 2017, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from subscriptions to our Research, Connect and Analytics products and services, licensing electronic “reprints” of our Research, performing advisory services and consulting projects, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Subscription products are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase advisory and consulting services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Events revenues consist of ticket or sponsorship sales for a Forrester-hosted event. Billings for Events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

As previously noted, on January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice to maximize performance and drive alignment. Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing, which included the purchase price of $245.0 million plus estimated cash acquired, reduced by certain working capital items. Net cash paid, which accounts for the cash acquired of $7.9 million, was $237.7 million. We paid for the acquisition with $175.0 million of debt and cash on hand. See Note 2 - Acquisitions in the Notes to Consolidated Financial Statements for more information on the acquisition.

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

In the first quarter of 2019, we modified our calculation of client retention, dollar retention, and enrichment in conjunction with a project to fully automate the calculations. Client retention has been expanded to include virtually all client relationships (except for clients that only purchase web-based products such as individual reports, workshops and Event tickets) in comparison to the prior calculation that included only clients that purchased subscription-based products. Dollar retention and enrichment are now calculated at a client account level in comparison to a contract level in the prior calculation. This results in a broader view of dollar retention and enrichment as it includes virtually all products in the calculations (except for web-based products mentioned above) and captures all enrichment that occurs within the year for an account. We have provided the metrics under the new methodology for each quarter of 2018 in the table below.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Client retention	71%	71%	71%	71%
Dollar retention	90%	89%	90%	90%
Enrichment	110%	107%	109%	109%

Deferred revenue, agreement value, client retention, dollar retention, enrichment, and number of clients are metrics that we believe are important to understanding our business. We believe that the amount of deferred revenue, along with the agreement value of contracts, provide a significant measure of our business activity. We define these metrics as follows:

•	Deferred revenue — billings in advance of revenue recognition as of the measurement date.
•

Agreement value — the total revenues recognizable from all contracts to purchase our services in force at a given time (excluding contracts that consist solely of Consulting services and the value of Event sponsorships included in all contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at December 31, 2019.

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

•

Clients — we aggregate the various divisions and subsidiaries of a corporate parent as a single client and we also aggregate separate instrumentalities of the federal, state, and provincial governments as a single client. We include only clients that purchased subscription-based products in our definition of clients.

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Deferred revenue	$179.2	$135.3	$43.9	32%
Agreement value	$358.0	$266.3	$91.7	34%
Client retention	72%	71%	1	1%
Dollar retention	90%	90%	—	—
Enrichment	106%	109%	(3)	(3%)
Number of clients	2,880	2,353	527	22%

Deferred revenue, agreement value and number of clients include the effect of SiriusDecisions, but retention and enrichment metrics will not be similarly affected until the first quarter of 2020.

Deferred revenue at December 31, 2019 increased 32% compared to the prior year with approximately 24 percentage points of growth due to the acquisition of SiriusDecisions. Agreement value increased 34% at December 31, 2019 compared to the prior year with approximately 25 percentage points of growth due to the acquisition of SiriusDecisions and the remainder due to both an increase in contract bookings and increased bundling of Consulting services with our Research and Connect products in our contracts. Client retention, dollar retention and enrichment rates were essentially consistent with the prior year. Client count at December 31, 2019 increased 22% compared to the prior year with approximately 17 percentage points of growth due to the acquisition of SiriusDecisions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, leases, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. For a discussion of our other accounting policies, see Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

•

Revenue Recognition.    We generate revenues from subscriptions to our Research, Connect and Analytics products and services, licensing electronic reprints of our Research, performing advisory services and consulting projects and hosting Events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers.

Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service or a combination of multiple promises to transfer products or services. We evaluate the existence of multiple performance obligations within our products and services by using judgment to determine if the customer can benefit from each contractual promise on its own or together with other readily available resources and if the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation. Revenues from contracts that contain multiple products or services are allocated among the separate performance obligations on a relative basis according to their standalone selling prices. We obtain the standalone selling prices of our products and services based upon an analysis of standalone sales of these products and services. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price, taking into consideration available market conditions, factors used to set list prices, pricing of similar products, and internal pricing objectives.

The majority of our research services revenues, including our Research, Connect and Analytics subscription products, are recognized ratably over the term of the contract. Certain research services revenues, including revenues from sales of reprints, are recognized as revenue when delivered. Advisory services revenues, such as workshops, speeches and advisory days, are recognized at the point in time the service is complete or the customer receives the agreed upon deliverable. Consulting product revenues are recognized over time as the services are provided, based on an input method that calculates the total hours expended compared to the estimated hours required to satisfy the performance obligation. This input method was chosen since it closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement. It is also the method used internally to price consulting services and assess operational performance. This method requires the use of judgement in determining the required number of hours to complete the project. Event revenues are recognized upon completion of the Event. Reimbursed out-of-pocket expenses are recorded as advisory services and events revenues in the Consolidated Statements of Income (Loss).

Our Research subscription products include access to all or a designated portion of our research, and depending on the type of license, unlimited phone or email analyst inquiry, and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as a single performance obligation. Certain of our Research subscription products also include advisory services or an Event ticket and these products are accounted for as two performance obligations: (1) the subscription and (2) the advisory services or Event ticket. Arrangement consideration is allocated to each obligation based upon its standalone selling price, which is determined based on standalone sales of the advisory services or Event ticket and the estimated selling price of the remaining subscription services. Our Connect revenues primarily consist of annual subscriptions for Leadership Boards, which include access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. Leadership Boards are accounted for as two performance obligations: (1) the Event ticket and (2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each obligation based upon their standalone selling prices, which are determined based on standalone sales of Event tickets and the estimated selling price of the remaining services. Our Analytics subscription products include access to designated survey data products and access to an analytics client manager, which are delivered throughout the contract period and are accounted for as a single performance obligation. Certain of our Analytics subscription products also include advisory services and these products are accounted for as two performance obligations: (1) the subscription and analytics client manager, and (2) the advisory services. Arrangement consideration is allocated to each obligation based upon its standalone selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining Analytics services.

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

•

Leases.    We enter into operating leases, primarily for office space for our employees, which are recorded as operating lease right-of-use assets and operating lease liabilities on our Consolidated Balance Sheets. The amounts recorded are based on the present value of the future minimum lease payments over the lease term at the commencement date of the lease. We use judgement to determine the discount rate in the present value calculation as an implicit rate in our lease agreements is generally not determinable. Currently, we use our incremental borrowing rate based on information available at lease inception or at the time of lease modification. Future events and economic factors could cause these rates to change or for us to conclude that different rates should be used to measure the initial lease asset and liability.

Some of our lease agreements contain options to extend or terminate the lease. When determining the lease term at inception, these options are included in the measurement and recognition of the lease asset and liability when it is reasonably certain that we will exercise the option, which requires judgement. We consider various economic factors when making this determination, including, but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. Subsequent to entering into a lease, if it becomes reasonably certain that we will exercise an option that was not included in the lease term, we account for the change in circumstances as a lease modification, which results in the remeasurement of the lease asset and liability as of the modification date. We continually evaluate whether facts or events indicate it is reasonably certain that management will exercise an option.

•

Goodwill, Intangible Assets and Other Long-Lived Assets.    As of December 31, 2019, we had $341.3 million of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets. Goodwill is required to be measured for impairment at least annually or whenever events indicate that there may be an impairment. In order to determine if an impairment exists, we compare each of our reporting units’ carrying value to the reporting unit’s fair value. Determining the reporting unit’s fair value requires us to make estimates of market conditions and operational performance, including projected financial results, discount rates, control premium, and valuation multiples for key financial metrics.

We realigned our management structure into Products, Research, and SiriusDecisions as of January 1, 2019 from our prior structure of Products, Research, and Project Consulting. We performed a qualitative assessment of goodwill for the Products and Research reporting units (as the Project Consulting reporting unit did not contain goodwill) as of January 1, 2019, which was based on the quantitative assessment that was performed as of November 30, 2018 and activity in December 2018. We concluded that no impairment existed at January 1, 2019 and goodwill was reassigned as of January 1, 2019 based on the relative fair values of the Products and Research reporting units.

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. The annual assessment of goodwill can be based on either a quantitative or qualitative assessment, or a combination of both. We completed the annual goodwill impairment testing as of November 30, 2019 utilizing a quantitative assessment for the SiriusDecisions reporting unit and a qualitative assessment for the Research reporting unit and concluded that the fair values of each of our reporting units exceeds their respective carrying values. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2019 consist of acquired customer relationships, acquired technology, acquired backlog, and trade names and were valued according to the future cash flows they are estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our intangible and long-lived tangible assets may warrant revision or that the carrying value of these assets may be impaired. No such events or circumstances occurred during 2019. To compute whether intangible assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

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

Results of Operations for the years ended December 31, 2019 and 2018

The following table sets forth our Consolidated Statements of Income (Loss) as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2019	2018
Revenues:
Research services	64.7%	63.9%
Advisory services and events	35.3	36.1
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.6	41.0
Selling and marketing	37.4	36.9
General and administrative	11.5	12.3
Depreciation	1.9	2.2
Amortization of intangible assets	4.9	0.3
Acquisition and integration costs	1.9	1.0
Income (loss) from operations	(0.2)	6.3
Interest expense	(1.8)	—
Other income (expense), net	(0.1)	0.2
Gains (losses) on investments, net	—	0.1
Income (loss) before income taxes	(2.1)	6.6
Income tax expense (benefit)	—	2.3
Net income (loss)	(2.1)%	4.3%

2019 compared to 2018

Revenues

			Absolute	Percentage
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$461.7	$357.6	$104.1	29%
Revenues from research services	$298.7	$228.4	$70.3	31%
Revenues from advisory services and events	$163.0	$129.2	$33.8	26%
Revenues attributable to customers outside of the U.S.	$98.8	$83.4	$15.4	18%
Percentage of revenue attributable to customers outside of the U.S.	21%	23%	(2)	(9%)
Number of clients (at end of period)	2,880	2,353	527	22%
Number of events	19	15	4	27%

Total revenues increased 29% during 2019 compared to 2018 with SiriusDecisions contributing 22 percentage points of the increase. Revenues from customers outside of the U.S. increased 18% during 2019 compared to the prior year. The increase in revenues attributable to customers outside of the U.S. was primarily due to the acquisition of SiriusDecisions, which added $9.2 million in international revenue, and growth in revenues in the Asia Pacific region and Europe in the legacy Forrester business.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 31% during 2019 compared to the prior year with SiriusDecisions contributing 26 percentage points of the increase. The remainder of the increase was primarily driven by growth in the legacy Analytics, Connect and Research products.

Revenues from advisory services and events increased 26% during 2019 compared to the prior year with SiriusDecisions contributing 16 percentage points of the increase. The remainder of the increase was due to growth of legacy Consulting revenues, which were partially offset by a decline in legacy Events revenues.

Please refer to the “Segment Results” section below for a discussion of revenue and contribution margin results by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$196.7	$146.5	$50.2	34%
Cost of services and fulfillment as a percentage of total revenues	42.6%	41.0%	1.6	4%
Service and fulfillment employees (at end of period)	776	639	137	21%

Cost of services and fulfillment expenses increased 34% in 2019 compared to 2018. Approximately $39.5 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $5.5 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases, (2) a $2.3 million increase in stock compensation expense, (3) a $1.2 million increase in lease expense and computer software costs, and (4) a $1.1 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$172.9	$131.8	$41.0	31%
Selling and marketing expenses as a percentage of total revenues	37.4%	36.9%	0.5	1%
Selling and marketing employees (at end of period)	780	590	190	32%

Selling and marketing expenses increased 31% in 2019 compared to 2018. Approximately $33.4 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $5.1 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases, (2) a $1.1 million increase in professional services costs primarily due to an increase in advertising and marketing costs, (3) a $0.7 million increase in stock compensation expense, and (4) a $0.6 million increase in lease expense and computer software costs. We intend to increase our sales employees by approximately 4% to 6% during 2020 as compared to 2019.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$53.0	$43.9	$9.1	21%
General and administrative expenses as a percentage of total revenues	11.5%	12.3%	(0.8)	(7%)
General and administrative employees (at end of period)	239	203	36	18%

General and administrative expenses increased 21% in 2019 compared to 2018. Approximately $6.0 million of the increase was attributable to the acquisition of SiriusDecisions. The remainder of the increase was primarily due to (1) a $1.3 million increase in compensation and benefit costs, resulting principally from an increase in the number of employees compared to the prior year period and annual merit increases, (2) a $1.0 million increase in professional services costs primarily due to an increase in technology services, accounting, and tax costs, (3) a $0.5 million increase in lease expense and computer software costs, and (4) a $0.4 million increase in stock compensation expense.

Depreciation

Depreciation expense remained essentially consistent during the year ended December 31, 2019 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense increased by $21.5 million to $22.6 million in 2019 as compared to $1.2 million in 2018, primarily due to the acquisition of SiriusDecisions. We expect amortization expense related to our intangible assets to be approximately $19.0 million for the year ending December 31, 2020.

Acquisition and Integration Costs

Net acquisition and integration costs increased by $5.2 million to $8.9 million in 2019 as compared to $3.8 million in 2018 due to the acquisition and ongoing integration of SiriusDecisions. The costs consist of the direct and incremental costs to acquire and integrate the companies acquired during 2019 and 2018, as well as certain fair value adjustments related to the acquisitions. The costs primarily consisted of consulting, severance, accounting and tax professional fees, and lease expense for unused facilities. For the year ended December 31, 2019, these costs included an offset of $2.5 million related to the benefit of recording deferred commissions for SiriusDecisions in the first year following the acquisition. We expect to incur integration costs in a range of $1.8 million to $2.2 million for the year ending December 31, 2020.

Income (Loss) from Operations

Income (loss) from operations was a loss of $1.1 million in 2019, which is a decrease of $23.5 million from income of $22.4 million in 2018. The decrease was primarily due to acquisition related costs, including an increase in amortization of intangible assets and acquisition and integration costs of $22.6 million and $5.2 million, respectively, partially offset by an increase in income from operations of $4.3 million due to the other factors mentioned above.

Interest Expense

During the year ended December 31, 2019, we incurred $8.1 million of interest expense. Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions. We expect to incur interest expense in a range of $5.9 million to $6.1 million for the year ending December 31, 2020.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income as well as gains and losses on foreign currency. The decrease in other income (expense), net of $1.2 million during 2019 was primarily due to a decrease in interest income compared to 2018 due to the use of cash for the acquisition of SiriusDecisions.

Gains (Losses) on Investments, Net

Gains (losses) on investments, net include our share of equity method investment gains or losses from our technology-related investment funds and gains or losses from the sale of marketable securities. The decrease during 2019 was due to minimal investment gains recognized by the underlying funds in 2019 as compared to an investment gain of $0.6 million in the prior year.

Income Tax Expense (Benefit)

			Absolute	Percentage
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$—	$8.1	$(8.1)	(100%)
Effective tax rate	0.3%	34.6%	(34.3)	(99%)

The decrease in the effective tax rate during 2019 as compared to the prior year was primarily due to the relative size of the loss before taxes in 2019 of $9.6 million compared to income before taxes in 2018 of $23.5 million, audit settlements in non-U.S. territories in 2019, and the impact of foreign subsidiary income subject to U.S. tax in 2019.

Segment Results

In the first quarter of 2019, we realigned our management structure into Products, Research and SiriusDecisions. Prior year amounts have been revised to conform to the current presentation.

The Products segment includes revenues from our Connect, Analytics, and Events products (excluding the revenues from SiriusDecisions products) and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue (excluding SiriusDecisions consulting) and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

The Research segment includes revenues from our Research products and the cost of the organizations responsible for developing and delivering the Research products (excluding the costs and revenues from SiriusDecisions products). In addition, this segment includes Consulting revenues primarily from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by our research analysts.

The SiriusDecisions segment includes revenues from the all SiriusDecisions products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes the costs of marketing, technology development and business support departments of the SiriusDecisions business.

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude, except as noted above for the SiriusDecisions segment, selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other income (expense), and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

For 2020, we determined that SiriusDecisions will no longer operate under a separate management structure. Our internal management and reporting will be aligned to consolidate each of the SiriusDecisions products and related operations under a single, combined organization within our existing Products and Research segments. Accordingly, in the first quarter of 2020, we will modify our segment reporting, which will eliminate the SiriusDecisions segment, and incorporate SiriusDecisions Research products into the Research segment and incorporate SiriusDecisions Consulting, Connect and Event products into the Products segment.

			Sirius
	Products	Research	Decisions	Consolidated
Year Ended December 31, 2019	(In thousands, except percentages)
Research services revenues
Research	$—	$161,487	$57,702	$219,189
Connect	54,350	—	1,874	56,224
Analytics	23,322	—	—	23,322
Total research services revenues	77,672	161,487	59,576	298,735

Advisory services and events revenues
Consulting	76,567	53,258	6,127	135,952
Events	12,985	—	14,025	27,010
Total advisory services and events revenues	89,552	53,258	20,152	162,962
Total segment revenues	167,224	214,745	79,728	461,697
Segment expenses	81,520	55,330	45,734	182,584
Contribution margin	85,704	159,415	33,994	279,113
Year over year revenue change	12%	3%	N/A	29%
Year over year expense change	9%	4%	N/A	42%

			Sirius
	Products	Research	Decisions	Consolidated
Year Ended December 31, 2018	(In thousands)
Research services revenues
Research	$—	$157,112	$—	$157,112
Connect	51,377	—	—	51,377
Analytics	19,910	—	—	19,910
Total research services revenues	71,287	157,112	—	228,399

Advisory services and events revenues
Consulting	64,309	51,396	—	115,705
Events	13,471	—	—	13,471
Total advisory services and events revenues	77,780	51,396	—	129,176
Total segment revenues	149,067	208,508	—	357,575
Segment expenses	75,039	53,326	—	128,365
Contribution margin	74,028	155,182	—	229,210

Product segment revenues increased 12% during 2019 compared to the prior year period. Connect revenues increased 6% driven by our Certification products and Analytics revenues grew 17% due primarily to the FeedbackNow product line. Consulting revenues increased 19% driven by strong consultant delivery and Events revenues decreased by 4% due in part to holding four fewer events as compared to the prior year.

Product segment expenses increased 9% during 2019 compared to the prior year period. The increase in expenses was primarily due to a $5.1 million increase in compensation and benefit costs due to an increase in the number of employees and annual merit increases, and a $0.8 million increase professional services costs primarily due to an increase in outsourced services related to revenue delivery.

Research segment revenues increased 3% during 2019 compared to the prior year period as the Research product line increased 3% driven by our reprint product and Consulting revenues increased 4%.

Research segment expenses increased 4% during 2019 compared to the prior year period. The increase in expenses was primarily due to a $1.4 million increase in compensation and benefits due to an increase in the number of employees and annual merit increases and small increases in professional services and travel and entertainment.

A detailed description and analysis of the fiscal year 2017 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 65% of our revenues during 2019, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $48.4 million and $38.4 million during the years ended December 31, 2019 and 2018, respectively. The $10.0 million increase in cash provided from operations during 2019 was primarily attributable to a $17.2 million increase in cash generated from accounts receivable and deferred revenue due to strong bookings and collections activity in the current year, partially offset by a $4.0 million decrease in cash generated from prepaid expenses and other current assets.

During 2019, we used cash in investing activities of $249.5 million, consisting primarily of $237.7 million for the acquisition of SiriusDecisions, net of cash acquired, and $11.9 million in purchases of property and equipment. Property and equipment purchases during 2019 consisted primarily of software and leasehold improvements. During 2018, we generated $40.0 million of cash from investing activities, consisting primarily of $54.4 million in net sales and maturities of marketable investments as we liquidated our entire portfolio of marketable securities during 2018 to fund the SiriusDecisions acquisition. We used $9.3 million for the acquisitions of FeedbackNow and GlimpzIt and also used $5.1 million for purchases of property and equipment during 2018. Property and equipment purchases during 2018 consisted primarily of software.

We generated $129.4 million of cash from financing activities during 2019 primarily due to $171.3 million of borrowings to finance the SiriusDecisions acquisition, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $42.3 million of repayments of debt that consisted of $36.0 million of discretionary payments on our revolving credit facility and $6.3 million of required repayments of our term loan. We used $14.0 million of cash from financing activities during 2018 primarily due to $14.5 million for the payment of quarterly dividends, consisting of a $0.20 per share dividend each quarter, $9.9 million for purchases of our common stock, and $2.5 million in taxes paid related to net share settlements of restricted stock units. These uses were partially offset by $13.0 million of proceeds received from the exercise of stock options and our employee stock purchase plan. At December 31, 2019, we had $14.0 million outstanding on our revolving credit facility and plan to use excess cash flow, if any, to continue to make discretionary payments on our revolving credit facility. We also anticipate paying approximately $3.5 million of deferred acquisition purchase price for the FeedbackNow acquisition during 2020. As of December 31, 2019, our remaining stock repurchase authorization was approximately $60.1 million.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements.

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

Amounts borrowed under the credit agreement bear interest, at our option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee that is between 0.25% and 0.35% per annum, based on our consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears. During 2019, we entered into an interest rate swap contract to effectively convert the floating base interest rate to a fixed rate on approximately 80% of the outstanding Term Loan principal balance. Additional information is provided in Note 11 – Derivatives and Hedging in the Notes to the Consolidated Financial Statements.

The credit agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of Forrester, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2019 and expect to continue to be in compliance through the next 12 months. The credit agreement also contains customary events of default, representations, and warranties.

As of December 31, 2019, we had cash and cash equivalents of $67.9 million. This balance includes $48.1 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2019, we had future contractual cash obligations as follows (in thousands):

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments (1)	$93,255	$15,904	$14,092	$13,577	$13,073	$12,673	$23,936
Debt - principal and interest payments (2)	134,870	14,134	16,811	16,286	18,850	68,789	—
Purchase commitments (3)	16,055	14,315	870	870	—	—	—
	$244,180	$44,353	$31,773	$30,733	$31,923	$81,462	$23,936
(1)

We primarily lease office space under non-cancellable operating lease agreements. Refer to Note 7 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s leases.

(2)

Principal repayments are based on the contractual repayment dates. Interest payments are based on the interest rates in effect as of December 31, 2019. Refer to Note 4 – Debt in the Notes to Consolidated Financial Statements.

(3)	Purchase commitments principally consist of contractual commitments for software, outsourced research services and Event venues.

In addition to the contractual cash commitments included above, we have other payable and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 13 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2019, $0.1 million of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was included in non-current liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in foreign currency exchange rates and changes in interest rates on our variable-rate debt.

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations. For the year ended December 31, 2019, we incurred foreign currency exchange losses of $0.9 million. For each of the years ended December 31, 2018 and 2017, we incurred foreign currency exchange losses of $0.6 million. Historically, we have not entered into any hedging agreements to mitigate foreign currency exchange risk as we have assessed our exposure to sudden changes in foreign currency exchange rates to be insignificant. However, we may enter into hedging agreements in the future to attempt to mitigate the financial effect of future fluctuations in the euro, British pound or other foreign currencies.

Interest Rate Risk.    As of December 31, 2019, we had $132.8 million in total debt principal outstanding. See Note 4 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2019 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. We substantially reduced our overall exposure to changes in interest rates through an interest rate swap contract, which has the effect of converting the floating base rate of interest to a fixed rate on approximately 80% of our term loan principal balance. At December 31, 2019, we had unhedged interest rate risk on approximately $23.8 million of our outstanding term loan principal balance. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on the unhedged portion of our debt could change our annual pretax interest expense for the following 12 month period by approximately $0.1 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2019 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of SiriusDecisions, Inc. from its assessment of the Company’s internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. Subsequent to the acquisition, certain elements of SiriusDecisions, Inc.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. We have also excluded these elements of the internal control over financial reporting of SiriusDecisions, Inc. from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 2% of consolidated assets and 16% of the consolidated revenues.

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

March 13, 2020

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$67,904	$140,296
Accounts receivable, net (Note 13)	84,605	67,318
Deferred commissions	20,326	15,677
Prepaid expenses and other current assets	19,201	12,802
Total current assets	192,036	236,093
Property and equipment, net (Note 13)	29,937	22,005
Operating lease right-of-use assets (Note 7)	69,100	—
Goodwill (Note 3)	243,895	85,165
Intangible assets, net (Note 3)	97,363	4,951
Other assets	6,829	5,310
Total assets	$639,160	$353,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$505	$588
Accrued expenses and other current liabilities (Note 13)	79,857	54,065
Current portion of long-term debt (Note 4)	9,375	—
Deferred revenue	179,194	135,332
Total current liabilities	268,931	189,985
Long-term debt, net of deferred financing fees (Note 4)	121,170	—
Non-current operating lease liabilities (Note 7)	67,062	—
Other non-current liabilities (Note 8, 13)	23,909	11,939
Total liabilities	481,072	201,924

Stockholders' Equity (Note 9):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,275 and 22,951 shares as of December 31, 2019 and 2018, respectively
Outstanding - 18,644 and 18,320 shares as of December 31, 2019 and 2018, respectively	233	230
Additional paid-in capital	216,454	200,696
Retained earnings	118,147	127,717
Treasury stock - 4,631 shares as of December 31, 2019 and 2018, at cost	(171,889)	(171,889)
Accumulated other comprehensive loss	(4,857)	(5,154)
Total stockholders’ equity	158,088	151,600
Total liabilities and stockholders’ equity	$639,160	$353,524

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Research services	$298,735	$228,399	$216,471
Advisory services and events	162,962	129,176	121,202
Total revenues	461,697	357,575	337,673
Operating expenses:
Cost of services and fulfillment	196,726	146,502	136,872
Selling and marketing	172,865	131,824	123,917
General and administrative	53,042	43,920	41,906
Depreciation	8,572	7,955	6,648
Amortization of intangible assets	22,619	1,162	781
Acquisition and integration costs	8,948	3,787	—
Total operating expenses	462,772	335,150	310,124
Income (loss) from operations	(1,075)	22,425	27,549
Interest expense	(8,054)	—	—
Other income (expense), net	(515)	674	301
Gains (losses) on investments, net	45	426	(479)
Income (loss) before income taxes	(9,599)	23,525	27,371
Income tax expense (benefit)	(29)	8,145	12,231
Net income (loss)	$(9,570)	$15,380	$15,140
Basic income (loss) per common share	$(0.52)	$0.85	$0.84
Diluted income (loss) per common share	$(0.52)	$0.84	$0.83
Basic weighted average common shares outstanding	18,492	18,091	17,919
Diluted weighted average common shares outstanding	18,492	18,380	18,240

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(9,570)	$15,380	$15,140

Other comprehensive income (loss), net of taxes:
Foreign currency translation	401	(3,257)	5,593
Net change in market value of interest rate swap	(104)	—	—
Net change in market value of investments	—	141	(32)
Other comprehensive income (loss)	297	(3,116)	5,561
Comprehensive income (loss)	$(9,273)	$12,264	$20,701

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance, December 31, 2016	21,719	$217	$157,569	$121,799	3,358	$(121,976)	$(7,573)	$150,036
Issuance of common stock under stock plans, including tax effects	713	7	15,972	—	—	—	—	15,979
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	(121)	(298)	—	—	—	(419)
Stock-based compensation expense	—	—	8,490	—	—	—	—	8,490
Repurchases of common stock	—	—	—	—	1,033	(39,967)	—	(39,967)
Dividends paid on common shares	—	—	—	(13,631)	—	—	—	(13,631)
Net income	—	—	—	15,140	—	—	—	15,140
Net change in marketable investments, net of tax	—	—	—	—	—	—	(32)	(32)
Foreign currency translation	—	—	—	—	—	—	5,593	5,593
Balance, December 31, 2017	22,432	224	181,910	123,010	4,391	(161,943)	(2,012)	141,189
Issuance of common stock under stock plans, including tax effects	519	6	10,486	—	—	—	—	10,492
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,829	—	—	(26)	3,803
Stock-based compensation expense	—	—	8,300	—	—	—	—	8,300
Repurchases of common stock	—	—	—	—	240	(9,946)	—	(9,946)
Dividends paid on common shares	—	—	—	(14,502)	—	—	—	(14,502)
Net income	—	—	—	15,380	—	—	—	15,380
Net change in marketable investments, net of tax	—	—	—	—	—	—	141	141
Foreign currency translation	—	—	—	—	—	—	(3,257)	(3,257)
Balance, December 31, 2018	22,951	230	200,696	127,717	4,631	(171,889)	(5,154)	151,600
Issuance of common stock under stock plans, including tax effects	324	3	4,074	—	—	—	—	4,077
Stock-based compensation expense	—	—	11,684	—	—	—	—	11,684
Net loss	—	—	—	(9,570)	—	—	—	(9,570)
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(104)	(104)
Foreign currency translation	—	—	—	—	—	—	401	401
Balance, December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(9,570)	$15,380	$15,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,572	7,955	6,648
Amortization of intangible assets	22,619	1,162	781
Net (gains) losses from investments	(45)	(426)	479
Deferred income taxes	(3,957)	2,931	6,425
Stock-based compensation	11,684	8,300	8,490
Operating lease right-of-use asset amortization and impairments	12,592	—	—
Amortization of deferred financing fees	968	—	—
Amortization of premium (discount) on investments	—	(68)	207
Foreign currency losses	933	603	632
Changes in assets and liabilities, net of businesses acquired
Accounts receivable	3,696	2,588	(10,327)
Deferred commissions	(4,643)	(1,077)	(1,679)
Prepaid expenses and other current assets	(3,697)	285	(4,146)
Accounts payable	278	172	(1,600)
Accrued expenses and other liabilities	4,421	1,217	7,857
Deferred revenue	15,508	(604)	8,586
Operating lease liabilities	(10,953)	—	—
Net cash provided by operating activities	48,406	38,418	37,493
Cash flows from investing activities:
Acquisitions, net of cash acquired	(237,684)	(9,250)	—
Purchases of property and equipment	(11,890)	(5,049)	(7,861)
Purchases of marketable investments	—	(41,810)	(31,910)
Proceeds from maturities of marketable investments	—	63,627	31,913
Proceeds from sales of marketable investments	—	32,568	6,545
Other investing activity	29	—	343
Net cash provided by (used in) investing activities	(249,545)	40,086	(970)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	171,275	—	—
Payments on borrowings	(42,250)	—	—
Payment of debt issuance costs	(857)	—	—
Deferred acquisition payments	(2,799)	—	—
Dividends paid on common stock	—	(14,502)	(13,631)
Repurchases of common stock	—	(9,946)	(39,967)
Proceeds from issuance of common stock under employee equity incentive plans	6,327	13,020	18,506
Taxes paid related to net share settlements of stock-based compensation awards	(2,258)	(2,526)	(2,527)
Net cash provided by (used in) financing activities	129,438	(13,954)	(37,619)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	597	(4,044)	3,928
Net increase in cash, cash equivalents and restricted cash	(71,104)	60,506	2,832
Cash, cash equivalents and restricted cash, beginning of year	140,296	79,790	76,958
Cash, cash equivalents and restricted cash, end of year	$69,192	$140,296	$79,790
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,003	$—	$—
Cash paid for income taxes	$4,433	$4,174	$10,433

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing activities for the year ended December 31, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 4 – Debt for further information.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

Forrester Research, Inc. is a global independent research, data, and advisory services firm. Forrester works with business and technology leaders to drive customer-obsessed vision, strategy, and execution that accelerate growth. Forrester’s unique insights are grounded in annual surveys of more than 690,000 consumers and business leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients. Through proprietary research, data and analytics, custom consulting, exclusive executive peer groups, certifications, and events, Forrester is revolutionizing how businesses grow in an era of powerful customers. The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Business Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by Accounts Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill.

In 2019, Forrester acquired SiriusDecisions, Inc. In 2018, Forrester acquired S.NOW SA (which operates as “FeedbackNow”) and SocialGlimpz, Inc. (which operates as “GlimpzIt”). Refer to Note 2 – Acquisitions for further information on these acquisitions.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, leases, valuation of goodwill, intangible assets and acquired assets and liabilities from business combinations, ongoing impairment reviews of goodwill and intangible assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities from leases on the balance sheet and disclose qualitative and quantitative information about the lease arrangements. Lessor accounting is largely unchanged. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allowed for an additional adoption method, and for lessors, provides a practical expedient for the separation of lease and non-lease components within a contract.

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

The Company adopted the guidance in ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, on January 1, 2018. The new standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The adoption of this standard did not have a material impact on the Company’s statements of cash flows.

The Company adopted the guidance in ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, on January 1, 2018. The new standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of this standard did not have an impact on the Company’s statements of cash flows.

The Company adopted the guidance in ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business on January 1, 2018. The new standard amended the prior business combinations guidance by clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of the standard did not have an impact on the Company's financial position or statement of operations.

The Company elected to adopt the guidance in ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, on January 1, 2018. The new standard allows, but does not require, a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017. The Company elected to make the reclassification adjustment as of the beginning of the period of adoption in the amount of $26 thousand using the aggregate portfolio approach. The reclassification amount includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Act related to items remaining in accumulated other comprehensive loss.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers products or services to customers, in an amount that reflects the consideration that the company expects to receive for those products or services. Topic 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Under this method, the reported results for 2018 reflect the application of Topic 606, while the reported results for 2017 were prepared under the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605), which is referred to herein as the “previous guidance”. The modified retrospective method requires the cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 to be recorded as an adjustment to retained earnings as of the adoption date. Forrester considered a contract to be complete if all the revenue was recognized in accordance with the previous guidance that was in effect before the adoption date.

The effect of adopting Topic 606 included a $7.8 million reduction in deferred revenue, primarily related to prepaid performance obligations expected to expire in 2018 and 2019 that would have been recognized in 2017 under the new guidance; a decrease of $5.5 million in prepaid expenses and other current assets related to deferred survey costs that would have been expensed as incurred in 2017 under the new guidance and the current tax impact of the cumulative effect; an increase of $0.9 million in deferred commissions related to the capitalization of fringe benefits as incremental costs to obtain customer contracts under the new guidance; and an increase of $0.6 million in other assets for the deferred tax effect of the cumulative effect. Retained earnings increased by $3.8 million as a net result of these adjustments.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 4 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest. Additionally, the Company has certain financial assets and liabilities recorded at fair value at each balance sheet date in accordance with the accounting standards for fair value measurements. Refer to Note 6 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents.

The Company liquidated its entire portfolio of marketable investments in December of 2018 to fund the acquisition of SiriusDecisions on January 3, 2019. Forrester previously accounted for all marketable investments as available-for-sale securities and as such, the marketable investments were carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized gains and losses on securities were included in earnings and were determined using the specific identification method. The Company conducted periodic reviews to identify and evaluate each investment that had an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under current accounting standards. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. The determination of whether a loss is considered temporary is based in part on whether the Company intends to sell the security or whether the Company would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. During the years ended December 31, 2018 and 2017, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

Realized losses on sales of the Company’s available-for-sale securities were $0.2 million for the year ended December 31, 2018 and were recorded in gains (losses) on investments, net. Realized gains or losses on sales of the Company’s available-for-sale securities were not significant for the year ended December 31, 2017.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2019	2018
Cash and cash equivalents	$67,904	$140,296
Restricted cash classified in (1):
Prepaid expenses and other current assets	1,250	—
Other assets	38	—
Cash, cash equivalents and restricted cash shown in statement of cash flows	$69,192	$140,296

(1)

Restricted cash consists primarily of collateral required for letters of credit related to the Company’s office space leases. The short-term or long-term classification is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Concentrations of Credit Risk

Forrester has no off-balance sheet or significant concentration of credit risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, and accounts receivable. No single customer accounted for greater than 4% of revenues or 4% of accounts receivable in any of the periods presented.

Goodwill

Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2019, 2018 and 2017.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Impairment charges have not been required for the years ended December 31, 2019, 2018 and 2017.

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities. Prior to adopting Topic 842, the Company also recorded as a non-current liability the portion of the deferred rent liability expected to be recognized over a period greater than one year. Non-current deferred rent liability at December 31, 2018 was $6.6 million and resulted from the difference between cash payments and the straight-line recognition of rent expense under the Company’s facility leases. Adoption of Topic 842 eliminated the deferred rent liability.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses accumulated as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income (expense), net in the Consolidated Statements of Income (Loss). Forrester recorded $0.9 million of foreign exchange losses for the year ended December 31, 2019 and $0.6 million of foreign exchange losses for each of the years ended December 31, 2018 and 2017.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gain (Loss) on	Net Unrealized Gain (Loss) on	Cumulative	Total Accumulated Other
	Marketable Investments	Interest Rate Swaps	Translation Adjustment	Comprehensive Income (Loss)
Balance at December 31, 2016	$(83)	$—	$(7,490)	$(7,573)
Foreign currency translation	—	—	5,593	5,593
Unrealized loss on investments, net of tax of $22	(32)	—	—	(32)
Balance at December 31, 2017	(115)	—	(1,897)	(2,012)
Foreign currency translation	—	—	(3,257)	(3,257)
Reclassification of stranded tax effects from tax reform	(26)	—	—	(26)
Unrealized gain on investments before reclassification, net of tax of $(4)	12	—	—	12
Reclassification adjustment for net losses realized in net income, net of tax of $(75)	129	—	—	129
Balance at December 31, 2018	—	—	(5,154)	(5,154)
Foreign currency translation	—	—	401	401
Unrealized loss on interest rate swap, net of tax of $40	—	(104)	—	(104)
Balance at December 31, 2019	$—	$(104)	$(4,753)	$(4,857)

Revenue

The Company recognizes revenue when a customer obtains control of promised products or services, in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company follows the five-step model prescribed under Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues are presented net of any sales or value added taxes collected from customers and remitted to the government.

The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance and collectability of the consideration expected to be transferred is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due) and experience selling to similarly situated customers. Since the transaction price is fixed and defined as part of entering into a contract, and generally does not change, variable consideration is insignificant.

Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, the Company must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires the Company to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation. In cases where the promises are distinct, the Company is further required to evaluate if the promises are a series of products and services that are substantially the same and have the same pattern of transfer to the customer (referred to as the “series” guidance). When the Company determines that promises meet the series guidance, they are accounted for as a single, combined performance obligation. The number of performance obligations in the Company’s arrangements is not different under Topic 606 than the number of separate units of accounting under pervious guidance, as discussed further below.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative basis according to their standalone selling prices. The Company continues to determine standalone selling price based on the price at which the performance obligation is sold separately. If the Company does not have a history of selling a performance obligation, management applies judgment to estimate the standalone selling price, taking into consideration available information, including market conditions, factors considered to set list prices, pricing of similar products, and internal pricing objectives. The corresponding allocated revenues are recognized as the performance obligations are satisfied, as discussed further below.

Research services revenues

Research services revenues consist primarily of subscriptions to Research, Connect, and Analytics products. The majority of Research revenues are annual subscriptions to our research, including access to all or a designated portion of our research and, depending on the type of license, unlimited phone or email analyst inquiry and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that these promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Certain of the Research products include advisory services or an Event ticket, which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed, the final deliverable is transferred to the customer or the Event occurs. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

The majority of Connect revenues are the Company’s Leadership Board product which includes access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. The Company has concluded that all these promises, other than the Event ticket, represent a stand ready obligation to provide a daily information and peer service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these promises meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. The Event ticket is accounted for as a separate performance obligation and is recognized when the Event occurs.

Analytics revenues are primarily annual subscriptions to access designated survey data products and typically include an analytics client manager, all of which are delivered throughout the contract period. For Analytics subscriptions, the Company has concluded that these promises represent a stand ready obligation to provide a daily data service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over time, using an output measure of time elapsed. Certain of the Analytics products include advisory services which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed or the final deliverable is transferred to the customer.

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

Consulting project revenues consist of the delivery of focused insights and recommendations that assist customers with their challenges in developing and executing strategies around technology, customer experience and digital transformation. Projects are fixed-fee arrangements that are generally completed within two weeks to three months. The Company has concluded that each project represents a single performance obligation as each is a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, Forrester maintains an enforceable right to payment at all times throughout the contract. The Company utilizes an input method and recognizes revenue over time, based on hours expended relative to the total estimated hours required to satisfy the performance obligation. This input method was chosen since it closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement and is also the method used internally to price the project and assess operational performance. If the Company were to enter into an agreement where it does not have an enforceable right to payment at all times, revenue would be recognized at the point in time the project is completed.

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

Refer to Note 12 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by product category and business segment.

Contract Modifications

The Company considers a contract modification to exist when a mutually agreed upon change creates new, or updates existing, enforceable rights and obligations. Topic 606 introduced three specific methods to account for contract modifications depending on the nature of the change(s) in scope or price to the original contract. The new guidance is consistent with how the Company has historically accounted for contract modifications and as a result, does not have an impact on the Company’s results of operations.

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

Consulting services contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2019, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2019.

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

During the year ended December 31, 2019, the Company recognized approximately $147.2 million of revenue related to its deferred revenue balance at January 1, 2019. During the year ended December 31, 2018, the Company recognized approximately $134.7 million of revenue related to its deferred revenue balance at January 1, 2018. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $372.0 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of December 31, 2019.

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term.

Amortization of the expense related to deferred commissions was $36.0 million and $32.2 million for the years ended December 31, 2019 and 2018, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

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

Leases

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

Subsequent to entering into a lease arrangement, the Company reassesses the certainty of exercising options to extend or terminate a lease. When it becomes reasonably certain that the Company will exercise an option that was not included in the lease term, the Company accounts for the change in circumstances as a lease modification, which results in the remeasurement of the ROU asset and lease liability as of the modification date.

Lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the Consolidated Statements of Income (Loss).

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $0.6 million, and $0.7 million, respectively, and consisted primarily of online marketing and is included in selling and marketing expense in the Consolidated Statements of Income (Loss).

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Forfeitures are recognized as they occur and all income tax effects related to settlements of share-based payment awards are reported in earnings as an increase or decrease to income tax expense. All income tax-related cash flows resulting from share-based payments are reported as operating activities in the statement of cash flows and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity.

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of services and fulfillment	$6,627	$4,329	$4,538
Selling and marketing	1,768	1,065	717
General and administrative	3,289	2,906	3,235
Total	$11,684	$8,300	$8,490

Shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2019, 2018 or 2017):

	Years Ended December 31,
	2019	2018	2017
Average risk-free interest rate	1.89%	1.90%	0.90%
Expected dividend yield	0.0%	1.9%	1.9%
Expected life	0.5 Years	0.5 Years	0.5 Years
Expected volatility	30%	23%	24%
Weighted average fair value	$8.29	$9.13	$8.36

Prior to the suspension of the quarterly dividend program in November 2018, dividend yields were based on the regular quarterly dividend program approved by the Board of Directors in February 2012. Expected volatility is based, in part, on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. The expected term calculation is based upon the option period of the employee stock purchase plan.

The unamortized fair value of stock-based awards as of December 31, 2019 was $21.2 million with a weighted average remaining recognition period of 2.3 years.

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

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over the respective lives as follows:

Estimated
Useful Life
Customer relationships	5 to 11 Years
Technology	1 to 8 Years
Backlog	2 Years
Trademarks	8 to 16 Years

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Basic weighted average common shares outstanding	18,492	18,091	17,919
Weighted average common equivalent shares	—	289	321
Diluted weighted average common shares outstanding	18,492	18,380	18,240
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,099	8	133

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new standard provides guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. The new standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

Note 2 – Acquisitions

2019

SiriusDecisions

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc. (“SiriusDecisions”), a privately-held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice they need to maximize performance and drive alignment. The acquisition creates several opportunities for the Company, including cross-selling services to the Company’s respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. The acquisition of SiriusDecisions was determined to be an acquisition of a business under the provisions of Topic 805.

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

(2)	Amount represents the final amount receivable from the sellers based upon working capital as defined, which was received in 2019.

Allocation of Purchase Price

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of SiriusDecisions (in thousands):

Assets:
Cash and cash equivalents	$7,858
Accounts receivable	19,237
Prepaids and other current assets	3,660
Property and equipment	4,169
Goodwill (1)	158,569
Intangible assets (2)	115,000
Other assets	418
Total assets	308,911
Liabilities:
Accounts payable and other current liabilities	8,924
Deferred revenue	26,143
Deferred tax liability	26,226
Long-term deferred revenue	1,037
Other long-term liabilities	1,039
Total liabilities	63,369
Net assets acquired	$245,542

(1)	Goodwill represents the expected revenue and cost synergies from combining SiriusDecisions with Forrester as well as the value of the acquired workforce.

(2)

All of the intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models, and replacement cost valuation methodologies. The discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset, the useful lives of the particular assets, the selection of royalty and discount rates used in the models and certain published industry benchmark data. The replacement cost methodology requires the use of estimates in determining the costs to replace the assets and the amount of obsolescence existing at the time of the acquisition. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $115.0 million assigned to intangible assets, $13.0 million was assigned to the technology asset class with useful lives of 1 to 8 years (with a weighted average amortization period of 3.2 years), $13.0 million to backlog with a useful life of 2.0 years, $77.0 million to customer relationships with a useful life of 9.25 years, and $12.0 million to trademarks with a useful life of 15.5 years. The weighted-average amortization period of all intangible assets is 8.4 years. Amortization of intangible assets was $21.8 million for the year ended December 31, 2019.

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecisions’ operating results are being reported as its own operating segment (refer to Note 12 – Operating Segments). The goodwill is not deductible for income tax purposes and has been allocated to the SiriusDecisions and Research operating segments in the amounts of $142.5 million and $16.0 million, respectively. The acquisition of SiriusDecisions added approximately $79.3 million of additional revenue and $103.9 million of direct expenses, including intangible amortization, for the year ended December 31, 2019. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands):

	Years Ended
	December 31,
	2019	2018
Pro forma total revenue	$472,810	$438,049
Pro forma net income (loss)	$733	$(10,069)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments in 2018: (1) an increase in interest expense and amortization of debt issuance costs related to the financing of the SiriusDecisions acquisition (refer to Note 4 – Debt for further information on the Company’s borrowings related to the acquisition); (2) a decrease in revenue as a result of the fair value adjustment to deferred revenue; and (3) an adjustment for depreciation and amortization expenses as a result of the purchase price allocation for finite-lived intangible assets and property and equipment. In addition, the year ended December 31, 2018 has been adjusted to increase operating costs to recognize acquisition costs incurred upon the close of the acquisition. The year ended December 31, 2019 has been adjusted to add the year two amounts, and eliminate the year one amounts, for the fair value of deferred revenue, depreciation and amortization expense and interest expense. In addition, the year ended December 31, 2019 has been adjusted to eliminate the acquisition costs incurred upon the close of the acquisition.

The Company recognized $1.7 million of acquisition costs during the year ended December 31, 2019. The costs primarily consisted of investment banker fees, legal fees, regulatory costs and accounting and tax professional fees.

2018

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the issued and outstanding shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time customer experience or CX cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The acquisition of FeedbackNow was determined to be an acquisition of a business under the provisions of Topic 805.

The Company paid $8.4 million on the closing date and, during 2019, the Company paid an additional $0.8 million for the acquired working capital. An additional $1.5 million “holdback” is payable during a two-year period from the closing date and is subject to typical indemnity provisions from the seller. In addition, the sellers may earn up to CHF 4.2 million ($4.3 million at December 31, 2019) based on the financial performance of FeedbackNow during the two-year period following the closing date.

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

(2)	Represents the amount payable to the sellers based upon working capital as defined, which was paid to the sellers in 2019.
(3)	$0.5 million of the holdback was paid during 2019 and $1.0 million of the holdback is expected to be paid during 2020.
(4)

The acquisition of FeedbackNow includes a contingent consideration arrangement that requires additional consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date. The fair value of this contingent consideration arrangement as of the acquisition date was $3.4 million, which was recognized as purchase price. Up to $1.8 million and $2.5 million could be payable during 2019 and 2020, respectively, if the financial targets are met. During the third quarter of 2019, the first year financial targets were met and as such, $1.8 million was paid to the sellers during the same period. The remaining range of undiscounted amounts that could be payable under this arrangement is zero to $2.5 million. See further discussion in Note 6 – Fair Value Measurements.

Allocation of Purchase Price

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of FeedbackNow (in thousands):

Assets:
Cash	$463
Accounts receivable	738
Prepaids and other current assets	487
Goodwill (1)	9,513
Intangible assets (2)	4,780
Other assets	75
Total assets	16,056
Liabilities:
Accounts payable and other current liabilities	837
Contract liabilities	298
Deferred tax liability	825
Total liabilities	1,960
Net assets acquired	$14,096

(1)	Goodwill represents the expected synergies from combining FeedbackNow with Forrester as well as the value of the acquired workforce.
(2)

All of the intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset; the useful lives of the particular assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $4.8 million assigned to intangible assets, $3.0 million was assigned to the technology asset class with a useful life of 6.5 years, $1.3 million to customer relationships with useful lives of 4.5 years to 7.5 years (with a weighted average amortization period of 6.1 years), and $0.5 million to trademarks with a useful life of 8.5 years. The weighted-average amortization period of all intangible assets is 4.8 years.

The Company's financial statements include the operating results of FeedbackNow beginning on July 6, 2018, the date of acquisition. FeedbackNow's operating results are being reported as part of the Company's Product segment. The goodwill is not deductible for income tax purposes and was allocated to the Product segment.

GlimpzIt

On June 22, 2018, Forrester acquired substantially all of the assets of SocialGlimpz, Inc. (“GlimpzIt”), an artificial intelligence and machine-learning provider based in San Francisco. The acquisition is part of Forrester's plan to build a real-time CX cloud solution, integrating a range of inputs to help companies monitor and improve customer experience. Forrester intends to deploy the GlimpzIt technology to extend the analytics engine in Forrester’s planned real-time CX cloud. The acquisition of GlimpzIt was determined to be an acquisition of a business under the provisions of Topic 805. The total purchase price was approximately $1.3 million, which was paid in cash on the acquisition date, and has been allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of five years. The acquired working capital was insignificant. Forrester may also be required to pay an additional $0.3 million in cash (of which $0.1 million was paid in 2019), contingent on the achievement of certain employment conditions by key employees, which is being recognized as compensation expense over the related service period of two years. Goodwill was allocated to the Product segment and is deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies.

Note 3 - Goodwill and Other Intangible Assets

As of January 1, 2019, the Company realigned its management structure into Products, Research, and SiriusDecisions from our prior structure of Products, Research, and Project Consulting. The Company performed a qualitative assessment of goodwill for the Products and Research reporting units (as the Project Consulting reporting unit did not contain goodwill) as of January 1, 2019, which was based on the quantitative assessment that was performed as of November 30, 2018 and activity in December 2018. The Company concluded that no impairment existed at January 1, 2019 and goodwill was reassigned as of January 1, 2019 based on the relative fair values of the Products and Research reporting units. The goodwill related to the acquisition of SiriusDecisions was allocated to the SiriusDecisions segment, except for the portion of goodwill representing revenue synergies that are expected to benefit the Research segment.

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

			Sirius
	Product	Research	Decisions	Total
Balance at January 1, 2018	$2,438	$73,731	$—	$76,169
Acquisitions	10,178	—	—	10,178
Translation adjustments	(98)	(1,084)	—	(1,182)
Balance at December 31, 2018	12,518	72,647	—	85,165
Reassignment	(12,518)	12,518	—	—
Acquisition	—	16,025	142,544	158,569
Translation adjustments	—	121	40	161
Balance at December 31, 2019	$—	$101,311	$142,584	$243,895

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments are determined. During the year-ended December 31, 2019, the Company recorded measurement period adjustments of $0.8 million primarily related to deferred taxes.  As of December 31, 2019, the measurement period was completed for the SiriusDecisions acquisition.

As of December 31, 2019, the Company had no accumulated goodwill impairment losses.

During the year ended December 31, 2019, $115.0 million of intangible assets were added as a result of the acquisition of SiriusDecisions. During the year ended December 31, 2018, $4.8 million and $0.6 million of intangible assets were added as a result of the acquisitions of FeedbackNow and GlimpzIt, respectively.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,825	$40,169	$69,656
Technology	16,661	7,051	9,610
Backlog	13,000	6,500	6,500
Trademarks	12,451	854	11,597
Total	$151,937	$54,574	$97,363

	December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$32,823	$31,604	$1,219
Technology	3,610	295	3,315
Trademarks	443	26	417
Total	$36,876	$31,925	$4,951

Amortization expense related to intangible assets was approximately $22.6 million, $1.2 million, and $0.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2020	$18,843
2021	12,343
2022	11,004
2023	10,830
2024	9,720
Thereafter	34,623
Total	$97,363

Note 4 – Debt

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

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company pays a commitment fee between 0.25% and 0.35% per annum, based on Forrester’s consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of December 31, 2019 is set forth in the table below (in thousands):

2020	$9,375
2021	12,500
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$118,750

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2019, $0.6 million in letters of credit were issued under the Revolving Credit Facility.

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility, which are recorded in other assets on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Income (Loss) on a straight-line basis over the five-year term of the Revolving Credit Facility. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Income (Loss) utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2019	December 31, 2018
Term loan facility (1)	$118,750	$—
Revolving credit facility (1) (2)	14,000	—
Principal amount outstanding (3)	132,750	—
Less: Deferred financing fees	(2,205)	—
Net carrying amount	$130,545	$—

(1)

The contractual annualized interest rate as of December 31, 2019 on the Term loan facility was 4.0625%, which consisted of LIBOR of 1.8125% plus a margin of 2.25%, and the annualized interest rate on the Revolving Credit Facility was 4.0%, which consisted of LIBOR of 1.75% plus a margin of 2.25%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 11 – Derivatives and Hedging for further information on the swap.

(2)	The Company had $61.0 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2019.
(3)	The weighted average annual effective rate on the Company's total debt outstanding for the year ended December 31, 2019, was 4.71%.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2019. The Facilities also contain customary events of default, representations, and warranties.

All obligations under the Facilities are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect, material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets including intellectual property and all of the capital stock of the Company and its subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

Note 5 - Non-Marketable Investments

At December 31, 2019 and 2018, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $2.5 million and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5%. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains (losses) on investments, net in the Consolidated Statement of Income (Loss). During the year ended December 31, 2019, gains (losses) from the Company’s non-marketable investments were immaterial. During the years ended December 31, 2018 and 2017, the Company recorded a gain (loss) from its non-marketable investments of $0.6 million and $(0.5) million, respectively. During the years ended December 31, 2019 and 2018, no distributions were received from the funds. During the year ended December 31, 2017, a gross distribution of $0.4 million was received from an investment fund that the Company accounted for under the cost method.

Note 6 - Fair Value Measurements

The Company has certain financial assets and liabilities which have been classified as either Level 1, 2 or 3 within the fair value hierarchy as described below.

Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

Level 2 —Fair value based on inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Fair value based on unobservable inputs that are supported by little or no market activity and such inputs are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$2,354	$—	$—	$2,354
Total Assets	$2,354	$—	$—	$2,354

Liabilities:
Contingent purchase price (2)	$—	$—	$(2,511)	$(2,511)
Interest rate swap (3)	—	(144)	—	(144)
Total Liabilities	$—	$(144)	$(2,511)	$(2,655)

(1)	Included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)	Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
(3)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (see Note 4 – Debt and Note 11 – Derivatives and Hedging). The fair value of the interest rate swap is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

	Fair Value Measurements
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$255	$—	$—	$255
Total Assets	$255	$—	$—	$255

Liabilities:
Contingent purchase price (2)	$—	$—	$(4,196)	$(4,196)
Total Liabilities	$—	$—	$(4,196)	$(4,196)

(1)	Included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)	$1.8 million is included in accrued expenses and other current liabilities and $2.4 million is included in non-current liabilities in the Consolidated Balance Sheets.

During the years ended December 31, 2019 and 2018, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

Level 3 liabilities at December 31, 2019 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Contingent
Consideration
Acquisition of FeedbackNow (1)	$(3,388)
Fair value adjustment of contingent purchase price (2) (3)	(780)
Foreign exchange effect	(28)
Balance at December 31, 2018	(4,196)
Fair value adjustment of contingent purchase price (2) (4)	(68)
Payment of contingent purchase price	1,769
Foreign exchange effect	(16)
Balance at December 31, 2019	$(2,511)

(1)	See Note 2 – Acquisitions for a discussion of the fair value of the contingent purchase price as of the acquisition date.
(2)

Subsequent to the acquisition of FeedbackNow on July 6, 2018, the fair value of the contingent consideration increased by $0.1 million and $0.8 million during 2019 and 2018, respectively, due primarily to the achievement of contract bookings during this period. This amount was recognized as acquisition and integration costs within the Consolidated Statements of Income (Loss).

(3)

As of December 31, 2018, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 23.8%, and revenue volatility of 21.9%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

(4)

As of December 31, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.3%, and revenue volatility of 26.6%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

Note 7 – Leases

The components of lease expense were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$15,005
Short-term lease cost	498
Variable lease cost	5,318
Sublease income	(205)
Total lease cost	$20,616

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,953
Operating right-of-use assets obtained in exchange for lease obligations	$18,497
Weighted-average remaining lease term - operating leases (years)	6.4
Weighted-average discount rate - operating leases	5.1%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

2020	$15,904
2021	14,092
2022	13,577
2023	13,073
2024	12,673
Thereafter	23,936
Total lease payments	93,255
Less imputed interest	(13,985)
Present value of lease liabilities	$79,270

Lease balances are as follows (in thousands):

As of
December 31, 2019
Operating lease right-of-use assets	$69,100

Short-term operating lease liabilities (1)	$12,208
Non-current operating lease liabilities	67,062
Total operating lease liabilities	$79,270

(1)	Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material.

The Company incurred $0.4 million of ROU asset impairments during the year ended December 31, 2019 related to facility leases from the SiriusDecisions acquisition. These impairments are included in acquisition and integrations costs in the Consolidated Statements of Income (Loss).

Note 8 - Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$(14,637)	$17,718	$20,061
Foreign	5,038	5,807	7,310
Total	$(9,599)	$23,525	$27,371

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$618	$2,278	$2,587
State	911	1,173	1,060
Foreign	2,399	1,763	2,159
Total current	3,928	5,214	5,806
Deferred:
Federal	(1,454)	2,111	5,550
State	(2,005)	667	700
Foreign	(498)	153	175
Total deferred	(3,957)	2,931	6,425
Income tax expense (benefit)	$(29)	$8,145	$12,231

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Income tax provision at federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	8.3	6.2	4.0
Foreign tax rate differential	0.4	(0.2)	(3.4)
Stock option compensation deduction	(1.2)	(1.1)	0.1
Withholding taxes	(3.5)	2.1	1.7
Non-deductible expenses	(9.8)	5.3	1.8
Change in valuation allowance	2.3	—	3.9
Foreign subsidiary income subject to U.S. tax	(7.4)	—	—
Change in tax legislation	(1.2)	1.9	5.8
Audit settlements	(8.3)	—	(4.0)
Other, net	(0.3)	(0.6)	(0.2)
Effective tax rate	0.3%	34.6%	44.7%

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

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain of its foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the U.S. Tax Court opinion in the case. In June 2019, the U.S. Court of Appeals for Ninth Circuit reversed the U.S. Tax Court’s decision. Altera Corp. submitted its appeal for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was subsequently denied. Subsequent to December 31, 2019, Altera Corp. submitted a request to the Supreme Court to accept the case for review, which has yet to be determined. Due to the uncertainty surrounding the status of the current regulations and questions related to jurisdiction as the Company does not reside in the Ninth Circuit, the Company has determined no adjustment is required to the consolidated financial statements as a result of the ruling. The potential impact of an adverse ruling in the case is not expected to be material to the Company’s consolidated financial statements. The Company will continue to monitor ongoing developments.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2019	2018
Non-deductible reserves and accruals	$2,743	$3,835
Net operating loss and other carryforwards	13,049	7,954
Stock compensation	2,651	2,125
Depreciation and amortization	—	727
Lease liability	17,382	—
Gross deferred tax asset	35,825	14,641
Less - valuation allowance	(2,274)	(2,574)
Sub-total	33,551	12,067
Other liabilities	(1,085)	(1,249)
Depreciation and amortization	(1,567)	—
Goodwill and intangible assets	(32,120)	(6,201)
Operating lease right-of-use assets	(15,005)	—
Deferred commissions	(5,706)	(4,479)
Net deferred tax asset (liability)	$(21,932)	$138

As of December 31, 2019 and 2018, long-term net deferred tax assets were $1.0 million and $1.1 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $22.9 million and $1.0 million, respectively, at December 31, 2019 and 2018, and are included in non-current liabilities in the Consolidated Balance Sheets.

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

As of December 31, 2019 and 2018, the Company maintained a valuation allowance of approximately $2.3 million and $2.6 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition.

As of December 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $18.5 million obtained from acquired businesses. These carryforwards are limited pursuant to section 382 of the Internal Revenue Code due to changes in ownership as a result of the acquisitions. The Act allows U.S. federal net operating loss carryforwards resulting from taxable years beginning after December 31, 2017 to be carried forward indefinitely and can be used to offset 80% of U.S. taxable income.

The Company has foreign net operating loss carryforwards of approximately $24.1 million, which can be carried forward indefinitely. Approximately $3.4 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2019, the Company had U.S. federal and state capital loss carryforwards of $5.2 million, of which $0.6 million expires in 2020, $1.4 million expires in 2021, and $3.2 million expires in 2022.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Deferred tax valuation allowance at January 1	$2,574	$2,686	$2,193
Additions	30	74	1,439
Deductions	(356)	(139)	(70)
Change in tax legislation	—	—	(954)
Translation adjustments	26	(47)	78
Deferred tax valuation allowance at December 31	$2,274	$2,574	$2,686

The Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax primarily through GILTI or would be eligible for a dividends received deduction implemented as part of the Act for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of their unremitted earnings of $19.2 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Unrecognized tax benefits at January 1	$799	$806	$1,774
Reductions for tax positions of prior years	(458)	—	—
Additions for tax positions of current year	—	—	-
Settlements	—		(986)
Translation adjustments	4	(7)	18
Unrecognized tax benefits at December 31	$345	$799	$806

As of December 31, 2019, the total amount of unrecognized tax benefits totaled approximately $0.3 million, all of which if recognized, would decrease our effective tax rate in a future period. The Company expects that the liability for unrecognized tax benefits could decrease by up to $0.3 million within the next 12 months due to expiration of certain statutes of limitation.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2019, 2018, and 2017. Accrued interest and penalties were insignificant at December 31, 2019, 2018, and 2017.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2014, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. During 2019, the Company recorded a $0.3 million tax expense to settle a foreign tax audit. As of December 31, 2019, the Company has one non-U.S. subsidiary under audit.

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

Treasury Stock

As of December 31, 2019, Forrester’s Board of Directors has authorized an aggregate $535.0 million to purchase common stock under the Company’s stock repurchase program including $50.0 million authorized in February 2018. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2019, the Company had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 (see Note 2 – Acquisitions), and the related debt incurred to fund the acquisition (see Note 4 – Debt), the Company suspended its dividends program beginning in 2019. The Company did not declare or pay any dividends in the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company declared and paid four quarterly dividends of $0.20 and $0.19 per share each quarter, respectively, amounting to $0.80 per share or $14.5 million and $0.76 per share or $13.6 million, respectively.

Equity Plans

The Company maintains the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan, which runs until May 2026, provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan and 793,275 shares returned from prior plans. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. Beginning in 2017, RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2019, approximately 2.1 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2019, approximately 36,000 options remain outstanding and are fully vested under prior plans.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met, and are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock will be delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2019, 2018, and 2017 was $43.84, $43.71 and $39.73, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $8.2 million, $9.1 million and $8.7 million during 2019, 2018, and 2017, respectively.

RSU activity for the year ended December 31, 2019 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	497	$40.89
Granted	436	43.84
Vested	(193)	39.55
Forfeited	(84)	43.24
Unvested at December 31, 2019	656	$42.94

Stock Options

Stock option activity for the year ended December 31, 2019 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2018	583	$35.27
Granted	—	—
Exercised	(125)	34.03
Forfeited	(22)	35.38
Outstanding at December 31, 2019	436	$35.62	3.75	$2,650
Exercisable at December 31, 2019	422	$35.62	3.67	$2,566
Vested and expected to vest at December 31, 2019	436	$35.62	3.75	$2,650

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $1.5 million, $3.3 million and $4.5 million, respectively.

Employee Stock Purchase Plan

In May 2018, stockholders of the Company approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provided for an additional 400,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Stock Purchase Plan provides for the issuance of up to 1.1 million shares of common stock and as of December 31, 2019, approximately 0.4 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (a) 85% of the closing price of the common stock on the day that the purchase period commences, or (b) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2019	25	$41.82
August 31, 2019	35	$29.64
February 28, 2018	27	$34.43
August 31, 2018	28	$34.21

Note 10 - Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $7.3 million, $5.0 million, $5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 11 – Derivatives and Hedging

During 2019, the Company entered into an interest rate swap contract to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (see Note 4 – Debt). The Company accounts for outstanding interest rate swap contracts in accordance with FASB ASC Topic 815 – Derivatives and Hedging, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

At December 31, 2019, the Company had a single interest rate swap contract that matures in 2022, with an initial and year ending notional amount of $95.0 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on December 31, 2019 was a liability of $0.1 million (see Note 6 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities in the Consolidated Balance Sheets.

The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss), a component of equity. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings. At both the inception of the swap and at December 31, 2019, the interest rate swap was considered highly effective and accordingly, the $0.1 million change in fair value during the year ended December 31, 2019 was deferred and recorded in other comprehensive income (loss), net of taxes. The Company does not expect any of this loss to be reclassified into earnings within the next 12 months. As required under Topic 815, the swap’s effectiveness will be assessed on a quarterly basis.

The Company’s derivative counterparty is an investment grade financial institution. The Company does not have any collateral arrangements with its derivative counterparty and the derivative contract does not contain credit risk related contingent features.

The Company did not have any derivatives as of or during the year ended December 31, 2018.

Note 12 - Operating Segment and Enterprise Wide Reporting

As of January 1, 2019, the Company realigned its management structure into Products, Research and SiriusDecisions. The 2018 and 2017 amounts have been revised to conform to the current presentation.

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

The SiriusDecisions segment includes the revenues of the SiriusDecisions products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes the costs of marketing, technology development and business support departments of the SiriusDecisions business.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude, except as noted above for the SiriusDecisions segment, selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company does not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources.

The following tables present information about reportable segments, including the Company’s disaggregation of revenue by product (in thousands):

			Sirius
	Products	Research	Decisions	Consolidated
Year Ended December 31, 2019
Research services revenues
Research	$—	$161,487	$57,702	$219,189
Connect	54,350	—	1,874	56,224
Analytics	23,322	—	—	23,322
Total research services revenues	77,672	161,487	59,576	298,735

Advisory services and events revenues
Consulting	76,567	53,258	6,127	135,952
Events	12,985	—	14,025	27,010
Total advisory services and events revenues	89,552	53,258	20,152	162,962
Total segment revenues	167,224	214,745	79,728	461,697
Segment expenses	81,520	55,330	45,734	182,584
Contribution margin	85,704	159,415	33,994	279,113
Selling, marketing, administrative and other expenses				(248,621)
Amortization of intangible assets				(22,619)
Acquisition and integration costs				(8,948)
Interest expense, other income (expense) and gains (losses) on investments				(8,524)
Loss before income taxes				$(9,599)

			Sirius
	Product	Research	Decisions	Consolidated
Year Ended December 31, 2018
Research services revenues
Research	$—	$157,112	$—	$157,112
Connect	51,377	—	—	51,377
Analytics	19,910	—	—	19,910
Total research services revenues	71,287	157,112	—	228,399

Advisory services and events revenues
Consulting	64,309	51,396	—	115,705
Events	13,471	—	—	13,471
Total advisory services and events revenues	77,780	51,396	—	129,176
Total segment revenues	149,067	208,508	—	357,575
Segment expenses	75,039	53,326	—	128,365
Contribution margin	74,028	155,182	—	229,210
Selling, marketing, administrative and other expenses				(201,836)
Amortization of intangible assets				(1,162)
Acquisition and integration costs				(3,787)
Other income (expense) and gains (losses) on investments				1,100
Income before income taxes				$23,525

			Sirius
	Product	Research	Decisions	Consolidated
Year Ended December 31, 2017
Research services revenues
Research	$—	$148,935	$—	$148,935
Connect	48,798	—	—	48,798
Analytics	18,738	—	—	18,738
Total research services revenues	67,536	148,935	—	216,471

Advisory services and events revenues
Consulting	64,083	45,364	—	109,447
Events	11,755	—	—	11,755
Total advisory services and events revenues	75,838	45,364	—	121,202
Total segment revenues	143,374	194,299	—	337,673
Segment expenses	67,739	50,972	—	118,711
Contribution margin	75,635	143,327	—	218,962
Selling, marketing, administrative and other expenses				(190,632)
Amortization of intangible assets				(781)
Acquisition and integration costs				—
Other income (expense) and gains (losses) on investments				(178)
Income before income taxes				$27,371

For 2020, the Company determined that SiriusDecisions will no longer operate under a separate management structure. The Company’s internal management and reporting will be aligned to consolidate each of the SiriusDecisions products and related operations under a single, combined organization within the Company’s existing Products and Research segments. Accordingly, in the first quarter of 2020, the Company will modify its segment reporting, which will eliminate the SiriusDecisions segment, and incorporate SiriusDecisions Research products into the Research segment and incorporate SiriusDecisions Consulting, Connect and Event products into the Products segment.

Net long-lived tangible assets by location as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
United States	$26,709	$20,880
United Kingdom	578	522
Europe (excluding United Kingdom)	97	83
Asia Pacific	2,553	517
Other	—	3
Total	$29,937	$22,005

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2019, 2018, and 2017 are as follows (dollars in thousands):

	2019	2018	2017
United States	79%	77%	77%
Europe (excluding United Kingdom)	7	8	9
United Kingdom	4	4	4
Canada	4	4	4
Asia Pacific	5	5	4
Other	1	2	2
Total	100%	100%	100%

	2019	2018	2017
United States	$362,867	$274,151	$260,077
Europe (excluding United Kingdom)	32,585	29,741	28,525
United Kingdom	21,316	15,273	13,651
Canada	17,246	15,569	14,523
Asia Pacific	22,842	17,839	15,952
Other	4,841	5,002	4,945
Total	$461,697	$357,575	$337,673

Note 13 - Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2019 and 2018 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2019	2018
Computers and equipment	$18,337	$18,621
Computer software	30,812	31,276
Furniture and fixtures	10,365	8,449
Leasehold improvements	32,935	26,610
Total property and equipment	92,449	84,956
Less accumulated depreciation	(62,512)	(62,951)
Total property and equipment, net	$29,937	$22,005

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal use software costs totaled $5.1 million, $4.2 million, and $2.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in depreciation in the Consolidated Statements of Income (Loss).

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Payroll and related benefits	$45,340	$35,467
Taxes	5,320	2,991
Lease liability	12,208	—
Other	16,989	15,607
Total	$79,857	$54,065

Non-Current Liabilities:

Non-current liabilities as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Deferred tax liability	$22,884	$969
Deferred rent	—	6,602
Contingent consideration and indemnity holdback	—	3,433
Other	1,025	935
Total	$23,909	$11,939

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$359	$155	$140
Provision for doubtful accounts	1,246	567	331
Write-offs	(977)	(363)	(316)
Balance, end of year	$628	$359	$155

Note 14 - Summary Selected Quarterly Financial Data (unaudited)

The following is a summary of selected unaudited consolidated quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data). On January 3, 2019, the Company acquired SiriusDecisions, Inc. The quarterly reported results for 2019 include the operating results of SiriusDecisions beginning as of the acquisition date, which impacts the comparability to the 2018 quarterly reported results in the table below. Refer to Note 2 – Acquisitions for additional information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total revenues	$100,649	$128,183	$108,596	$124,269
Income (loss) from operations	$(10,884)	$4,622	$(1,640)	$6,827
Net income (loss)	$(13,316)	$1,555	$(2,699)	$4,890
Basic income (loss) per common share	$(0.73)	$0.08	$(0.15)	$0.26
Diluted income (loss) per common share	$(0.73)	$0.08	$(0.15)	$0.26

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$77,749	$96,353	$84,890	$98,583
Income (loss) from operations	$(2,288)	$11,027	$4,942	$8,744
Net income (loss)	$(1,733)	$7,788	$3,950	$5,375
Basic income (loss) per common share	$(0.10)	$0.43	$0.22	$0.29
Diluted income (loss) per common share	$(0.10)	$0.43	$0.21	$0.29

Out of Period Adjustment

During the quarter ended June 30, 2018, the Company recorded $1.0 million of revenue ($0.7 million after tax) for an out-of-period correction within research services in the Consolidated Statements of Income (Loss). The error resulted from an understatement of revenue from the reprint product line of $0.8 million ($0.5 million after tax) during the three months ended March 31, 2018 and $0.2 million ($0.1 million after tax) from the year ended December 31, 2017. The Company has concluded that the error was not material to all annual financial statement periods presented.

Note 15 – Subsequent Events (unaudited)

Due to considerations of the effect of the novel coronavirus, the Company announced on March 13, 2020 that it will be holding its SiriusDecisions Summit 2020, its single largest event, as a virtual event during its originally scheduled timeframe in May 2020. The Company estimates the impact of holding the event as a virtual event, as compared to a live event, will reduce revenues by $7.0 million to $9.0 million and will reduce operating income by $4.0 million to $6.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concludes that as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The foregoing assessment excludes certain elements of SiriusDecisions, Inc.’s internal control over financial reporting because it was acquired by the Company in a business combination on January 3, 2019 (see Note 2 – Acquisitions in the Notes to Consolidated Financial Statements for additional information). Subsequent to the acquisition, certain elements of SiriusDecisions, Inc.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting in the first year of consolidation. The exclusion represents controls covering approximately 2% of consolidated assets and 16% of consolidated revenues.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is finalizing the process of integration its acquisition of SiriusDecisions, evaluating its internal controls and implementing an internal control structure over SiriusDecisions’ operations, which will be complete in the first quarter of 2020.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 13, 2020.

Name	Age	Position
George F. Colony	66	Chairman of the Board, Chief Executive Officer
Mack Brothers	55	Chief Product Officer
Ryan D. Darrah	48	Chief Legal Officer and Secretary
Michael A. Doyle	64	Chief Financial Officer
Kelley Hippler	51	Chief Sales Officer
Carrie Johnson	44	Chief Research Officer
Sherri Kottmann	44	Chief People Officer
Steven Peltzman	51	Chief Business Technology Officer

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

Sherri Kottmann began serving as the Company’s Chief People Officer in April 2019. Previously she served as Vice President, Performance, Leadership & Culture from 2016 to March 2019 and Director, Strategic Growth, from 2009 to 2016.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2020 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2019, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	1,091,986	(1)	$35.62	2,535,260	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,091,986		$35.62	2,535,260

(1)	Includes 656,171 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes, as of December 31, 2019, 2,130,562 shares available for issuance under our Equity Incentive Plan and 404,698 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2020 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2020 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a. Financial Statements.  See Index to Financial Statement herein.

b. Financial Statement Schedules.  None.

c. Exhibits.  A complete listing of exhibits required is given in the Exhibit Index herein, which precedes the exhibits filed with this report.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of November 26, 2018, by and among Forrester Research, Inc., Supernova Acquisition Corp., SiriusDecisions, Inc., the Founder Stockholders named therein, and Fortis Advisors LLC, as Stockholder Representative

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2(1)	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Stock Option Plan for Directors, as amended

10.05+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.08+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+	Form of Restricted Stock Unit Award Agreement for Directors with Four-Year Vesting (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.13+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.15+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.16+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.17+	Amended and Restated Executive Cash Incentive Plan

10.18+	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.19+	Forrester Research, Inc. Executive Severance Plan

10.20	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.21	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.22

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.23	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.24	Underlease dated July 15, 2010 among Covington & Burling LLP, Forrester Research Limited, and the Company

10.25	Agreement of Lease dated as of April 30, 2010 between RFL 160 Fifth LLC and the Company

10.26	Office Lease dated November 24, 2010 between 150 Spear Street, LLC and the Company

10.27	First Amendment to Office Lease dated as of August 2012 between 150 Spear Street, LLC and the Company

10.28	Second Amendment to Office Lease dated as of September 25, 2015 between 150 Spear Street, LLC and the Company

10.29	Third Amendment to Office Lease dated as of March 12, 2019 between Spear Street Corridor LLC and the Company

10.30	Lease dated as of March 27, 2006 between DIV Danbury 187, LLC and DIV Linden 1987, LLC and SiriusDecisions, Inc.

10.31	Amendment to Lease dated as of March 27, 2008 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.32	Second Amendment to Lease dated as of June 15, 2012 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.33	Third Amendment to Lease dated as of October 24, 2012 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.34	Fourth Amendment to Lease dated as of February 14, 2014 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.35	Fifth Amendment to Lease dated as of October 2, 2015 between DIV Danbury 187, LLC and DIV Linden 187, LLC and SiriusDecisions, Inc.

10.36	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Filed herewith.
+	Denotes management contract or compensation arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 13, 2020

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 13, 2020

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 13, 2020

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 13, 2020

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 13, 2020

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 13, 2020

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 13, 2020

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 13, 2020

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 13, 2020

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 13, 2020