Form 10-Q
period 2020-03-31
FORRESTER RESEARCH, INC.
filed 2020-05-11
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 6, 2020, 18,760,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$69,815	$67,904
Accounts receivable, net of allowance for expected credit losses of $1,144 and $628 as of March 31, 2020 and December 31, 2019, respectively	59,505	84,605
Deferred commissions	18,603	20,326
Prepaid expenses and other current assets	24,980	19,201
Total current assets	172,903	192,036
Property and equipment, net	28,748	29,937
Operating lease right-of-use assets	64,220	69,100
Goodwill	242,690	243,895
Intangible assets, net	92,655	97,363
Other assets	7,082	6,829
Total assets	$608,298	$639,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$352	$505
Accrued expenses and other current liabilities	51,450	79,857
Current portion of long-term debt	10,156	9,375
Deferred revenue	195,399	179,194
Total current liabilities	257,357	268,931
Long-term debt, net of deferred financing fees	104,202	121,170
Non-current operating lease liabilities	63,840	67,062
Other non-current liabilities	24,727	23,909
Total liabilities	450,126	481,072

Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,389 and 23,275 shares as of March 31, 2020 and December 31, 2019, respectively
Outstanding - 18,758 and 18,644 shares as of March 31, 2020 and December 31, 2019, respectively	234	233
Additional paid-in capital	220,308	216,454
Retained earnings	117,477	118,147
Treasury stock - 4,631 shares as of March 31, 2020 and December 31, 2019, at cost	(171,889)	(171,889)
Accumulated other comprehensive loss	(7,958)	(4,857)
Total stockholders’ equity	158,172	158,088
Total liabilities and stockholders’ equity	$608,298	$639,160

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Research services	$72,796	$68,609
Advisory services and events	33,549	32,040
Total revenues	106,345	100,649
Operating expenses:
Cost of services and fulfillment	43,353	45,110
Selling and marketing	40,273	42,033
General and administrative	12,005	13,190
Depreciation	2,406	2,023
Amortization of intangible assets	4,712	6,210
Acquisition and integration costs	2,875	2,967
Total operating expenses	105,624	111,533
Income (loss) from operations	721	(10,884)
Interest expense	(1,538)	(2,352)
Other income (expense), net	310	(270)
Gain (loss) on investments, net	13	(36)
Loss before income taxes	(494)	(13,542)
Income tax expense (benefit)	19	(226)
Net loss	$(513)	$(13,316)
Basic loss per common share	$(0.03)	$(0.73)
Diluted loss per common share	$(0.03)	$(0.73)
Basic weighted average common shares outstanding	18,705	18,363
Diluted weighted average common shares outstanding	18,705	18,363

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(513)	$(13,316)

Other comprehensive loss, net of taxes:
Foreign currency translation	(1,920)	(430)
Net change in market value of interest rate swap	(1,181)	—
Other comprehensive loss	(3,101)	(430)
Comprehensive loss	$(3,614)	$(13,746)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(513)	$(13,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,406	2,023
Impairment of property and equipment	626	—
Amortization of intangible assets	4,712	6,210
Net (gains) losses from investments	(13)	36
Deferred income taxes	(251)	(10,529)
Stock-based compensation	2,802	2,685
Operating lease right-of-use asset amortization and impairments	4,535	3,225
Amortization of deferred financing fees	244	230
Foreign currency (gains) losses	(229)	330
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	24,556	19,239
Deferred commissions	1,723	(1,577)
Prepaid expenses and other current assets	(6,943)	(1,945)
Accounts payable	(143)	902
Accrued expenses and other liabilities	(27,264)	(7,244)
Deferred revenue	18,574	29,108
Operating lease liabilities	(2,999)	(3,389)
Net cash provided by operating activities	21,823	25,988
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(238,943)
Purchases of property and equipment	(2,401)	(2,772)
Net cash used in investing activities	(2,401)	(241,715)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	171,275
Payments on borrowings	(16,344)	(21,563)
Payment of debt issuance costs	—	(857)
Deferred acquisition payments	—	(766)
Proceeds from issuance of common stock under employee equity incentive plans	1,955	3,361
Taxes paid related to net share settlements of stock-based compensation awards	(902)	(89)
Net cash provided by (used in) financing activities	(15,291)	151,361
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,683)	438
Net change in cash, cash equivalents and restricted cash	1,448	(63,928)
Cash, cash equivalents and restricted cash, beginning of period	69,192	140,296
Cash, cash equivalents and restricted cash, end of period	$70,640	$76,368
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,286	$1,948
Cash paid for income taxes	$1,356	$849

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2020 may not be indicative of the results for the year ending December 31, 2020, or any other period.

Liquidity and Impact of COVID-19

The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic”, has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of non-essential businesses, and these measures may remain in place for a significant period of time. Due to COVID-19 materially impacting our business beginning only in the last month of the quarter, the impact on our business in the first quarter of 2020 is primarily limited to March customer contract bookings and the amount of consulting projects delivered. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods will also be negatively impacted. The Company typically generates a significant portion of its Events revenues in the second quarter of the year, including revenues from its two flagship events, the SiriusDecisions Summit and CX North America, both of which will be held as virtual events, resulting in a significant reduction in revenues and profits from these two events. In addition, the Company cancelled two smaller events originally scheduled for the second quarter of the year. The Company also expects a reduction in its subscription Research, Connect and Analytics revenues and a reduction in Consulting revenues during the second quarter due to reduced customer contract booking activity in March, which is expected to continue through at least the second quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

The Company has implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees and customers.

As of March 31, 2020, the Company is in compliance with its financial covenants under its Credit Agreement (refer to Note 4 – Debt). The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants which could have a material adverse effect on the Company.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to it and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, the carrying value of our goodwill and other long-lived assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to the consolidated financial statements as of and for the quarter ended March 31, 2020 resulting from the Company’s assessments, the Company’s future assessment of its current expectations of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$69,815	$75,012
Restricted cash classified in (1):
Prepaid expenses and other current assets	787	208
Other assets	38	1,148
Cash, cash equivalents and restricted cash shown in statement of cash flows	$70,640	$76,368

(1)

Restricted cash consists primarily of collateral required for letters of credit. The short-term or long-term classification is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Adoption of New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The standard amends the existing financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including trade receivables. On January 1, 2020, the Company adopted the standard using the modified retrospective method in which prior periods are not adjusted and recorded a cumulative effect adjustment of $0.2 million to decrease retained earnings. Expected losses are based, in part, on the Company’s historical loss rate experience as well as management’s expectations of future losses as informed by current economic conditions.

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2020 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2019	$628
Cumulative effect adjustment of adopting Topic 326	218
Provision for expected credit losses	433
Net write-offs	(122)
Translation adjustments	(13)
Balance at March 31, 2020	$1,144

The Company adopted the guidance in ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment on January 1, 2020. The new standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and requires that instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of this standard did not impact the Company’s financial position or results of operations.

The Company adopted the guidance in ASU No. 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including changes to fair value transfers and Level 3 fair value measurements. Changes required upon adoption of this standard are included in Note 8 – Fair Value Measurements and did not impact the Company’s financial position or results of operations.

The Company adopted the guidance in ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract on January 1, 2020. The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new standard provides guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes other minor improvements. The new standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

Note 2 — Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by Accounts Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. The Company did not have any business combinations during the three months ended March 31, 2020.

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

Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing after certain transaction expense adjustments, which was subject to a working capital adjustment.

SiriusDecisions’ operating results and the related goodwill are reported within the Company’s Products and Research segments, as realigned on January 1, 2020 and further discussed in Note 14 – Operating Segments. During the year ended December 31, 2019, the Company finalized the purchase price allocation and related accounting for the acquisition.

The Company recognized $1.7 million of acquisition costs in the three months ended March 31, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2020 is summarized as follows (in thousands):

Total
Balance at December 31, 2019	$243,895
Translation adjustments	(1,205)
Balance at March 31, 2020	$242,690

The Company assesses goodwill for impairment annually on November 30, or on an interim basis if an event indicates a specific impairment may exist. As a result of the Company’s segment realignment on January 1, 2020 (refer to Note 14 -Operating Segments for additional information), the Company performed a qualitative assessment of goodwill for all reporting units immediately prior to and after the reporting unit change, which was based on the quantitative assessment performed as of November 30, 2019 and activity in December 2019. The Company concluded that no impairment existed and goodwill was reassigned based on the relative fair values of the product lines transferred to each reporting unit. Approximately $12 million of goodwill is allocated to the Company’s Product reporting unit, which has a negative carrying value as of March 31, 2020.

As of March 31, 2020, the Company had no accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,608	$42,100	$67,508
Technology	16,676	7,796	8,880
Backlog	13,000	8,125	4,875
Trademarks	12,453	1,061	11,392
Total	$151,737	$59,082	$92,655

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,825	$40,169	$69,656
Technology	16,661	7,051	9,610
Backlog	13,000	6,500	6,500
Trademarks	12,451	854	11,597
Total	$151,937	$54,574	$97,363

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2020 (remainder)	$14,133
2021	12,344
2022	11,005
2023	10,830
2024	9,721
Thereafter	34,622
Total	$92,655

Note 4 — Debt

In connection with the acquisition of SiriusDecisions, on January 3, 2019 (the “Closing Date”) the Company entered into a $200.0 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). On the Closing Date, the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility were used to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the acquisition and the Credit Agreement. The Credit Agreement is scheduled to mature on January 3, 2024.

The Credit Agreement permits the Company to borrow incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The Term Loans and Revolving Credit Facility can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for London Interbank Offering Rate (“LIBOR”) based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by Forrester and its restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

Amounts borrowed under the Credit Agreement bear interest, at Forrester’s option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company pays a commitment fee that is between 0.25% and 0.35% per annum, based on Forrester’s consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, commencing on March 31, 2019 with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of March 31, 2020 is set forth in the table below (in thousands):

2020 (remainder)	$7,031
2021	12,500
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$116,406

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2020, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility, which are recorded in other assets on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Operations on a straight-line basis over the five-year term of the Revolving Credit Facility. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Operations utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2020	December 31, 2019
Term loan facility (1)	$116,406	$118,750
Revolving credit facility (2)	—	14,000
Principal amount outstanding (3)	116,406	132,750
Less: Deferred financing fees	(2,048)	(2,205)
Net carrying amount	$114,358	$130,545

(1)

The contractual annualized interest rate as of March 31, 2020 on the Term loan facility was 3.00%, which consisted of LIBOR of 1.00% plus a margin of 2.00%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

(2)	The Company had $75.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2020.
(3)	The weighted average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2020, was 3.88%.

The Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The maximum leverage ratio is based on total debt outstanding at the measurement date divided by EBITDA (as defined in the Credit Agreement) and the fixed charge coverage ratio is based upon EBITDA, as defined, less capital expenditures, as a ratio to certain fixed charges, including Term Loan amortization, cash interest expense and cash taxes. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Credit Agreement also contains customary events of default, representations, and warranties.

As of March 31, 2020, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost-reduction measures implemented during the first quarter of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants, and it is not certain that the Company would be able to renegotiate the terms of the Credit Agreement in order to provide relief related to the financial covenants. If the Company were unable to meet its financial covenants and then were unable to renegotiate the terms of its financial covenants, all debt outstanding under the Credit Agreement could become immediately due and payable.

All obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets including intellectual property and all of the capital stock of the Company and its subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

Note 5 — Leases

All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease right-of-use (“ROU”) assets and non-current operating lease liabilities are included as individual line items on the Consolidated Balance Sheets, while short-term operating lease liabilities are recorded within accrued expenses and other current liabilities. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets and are not material.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$3,991	$3,569
Short-term lease cost	81	255
Variable lease cost	1,356	1,234
Sublease income	(61)	—
Total lease cost	$5,367	$5,058

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,999	$3,753
Operating right-of-use assets obtained in exchange for lease obligations	$1,466	$12,011
Weighted-average remaining lease term - operating leases (years)	6.3	7.0
Weighted-average discount rate - operating leases	5.1%	5.1%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows (in thousands):

2020 (remainder)	$11,828
2021	14,022
2022	13,505
2023	12,974
2024	12,619
Thereafter	23,902
Total lease payments	88,850
Less imputed interest	(12,945)
Present value of lease liabilities	$75,905

Lease balances as of March 31, 2020 are as follows (in thousands):

Operating lease right-of-use assets	$64,220

Short-term operating lease liabilities (1)	$12,065
Non-current operating lease liabilities	63,840
Total operating lease liabilities	$75,905

(1)	Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material. The Company incurred $1.4 million of ROU asset impairments during the three months ended March 31, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition and are recorded in acquisition and integration costs in the Consolidated Statements of Operations.

During the three months ended March 31, 2020, the Company entered into several operating leases for office space which do not commence until later in 2020. These operating leases, which aggregated $17.2 million of undiscounted lease payments, have lease terms of up to ten years. Additionally, the Company could receive a variable incentive payment from its landlord to terminate one of its office space leases early. The range of possible incentive payments is zero to $3.5 million, would be received in late 2020 or the first half of 2021, and is dependent on the Company’s ability to exit the existing facility by the proposed early termination dates.

Note 6 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2020 or 2019.

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

The Company recognized revenue of $69.9 and $58.1 million during the three months ended March 31, 2020 and 2019, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each such period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $343.6 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of March 31, 2020.

Cost to Obtain Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions was $8.1 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

Note 7 — Derivatives and Hedging

During 2019, the Company entered into an interest rate swap contract to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (see Note 4 – Debt). The Company accounts for its outstanding interest rate swap contract in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

At March 31, 2020, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at March 31, 2020 was $89.1 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on March 31, 2020 was a liability of $1.8 million (see Note 8 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities in the Consolidated Balance Sheets.

The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive loss, a component of equity. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through March 31, 2020, the interest rate swap was considered highly effective. Accordingly, the $1.3 million net accumulated loss as of March 31, 2020 continues to be deferred and recorded, net of taxes, in other comprehensive loss. The Company expects $0.7 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months.

The Company’s derivative counterparty is an investment grade financial institution. The Company does not have any collateral arrangements with its derivative counterparty and the derivative contract does not contain credit risk related contingent features.

The Company did not have any derivatives as of, or during, the three months ended March 31, 2019.

Note 8 — Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, and accrued expenses (excluding the contingent consideration discussed below) approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 4 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest.

Additionally, the Company measures certain financial assets at fair value on a recurring basis including cash equivalents, contingent purchase price related to acquisitions, and its interest rate swap. The fair values of these financial assets have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$2,811	$—	$—	$2,811
Total Assets:	$2,811	$—	$—	$2,811

Liabilities
Contingent purchase price (2)	$—	$—	$(2,524)	$(2,524)
Interest rate swap (3)	—	$(1,787)	—	(1,787)
Total Liabilities:	$—	$(1,787)	$(2,524)	$(4,311)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$2,354	$—	$—	$2,354
Total Assets:	$2,354	$—	$—	$2,354

Liabilities
Contingent purchase price (2)	$—	$—	$(2,511)	$(2,511)
Interest rate swap (3)	—	$(144)	—	(144)
Total Liabilities:	$—	$(144)	$(2,511)	$(2,655)

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)

The acquisition of FeedbackNow on July 6, 2018 included a contingent consideration arrangement that required up to $4.2 million of consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date. The fair value of the remaining contingent consideration to be paid to the sellers is $2.5 million at both March 31, 2020 and December 31, 2019, and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(3)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (see Note 4 – Debt and Note 7 – Derivatives and Hedging). The fair value of the interest rate swap is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the three months ended March 31, 2020 and 2019, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

Level 3 liabilities at March 31, 2020 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the three months ended March 31, 2020 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2019	$(2,511)
Fair value adjustment of contingent purchase price (1)	(11)
Payment of contingent purchase price	—
Foreign exchange effect	(2)
Balance at March 31, 2020	$(2,524)

(1)

This amount was recognized as acquisition and integration costs within the Consolidated Statements of Operations. As of March 31, 2020, the remaining range of undiscounted amounts that could be payable under this arrangement is zero to $2.5 million. The significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.3%, and revenue volatility of 26.6%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

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

Income tax expense for the three months ended March 31, 2020 was $19 thousand resulting in an effective tax rate of negative 3.8% for the period. Income tax benefit for the three months ended March 31, 2019 was $0.2 million resulting in an effective tax rate of 1.7% for the period.

The Company anticipates that its effective tax rate for the full year 2020 will be approximately 10% to 15%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating the potential impact that the provisions in the CARES may have on its financial position and results of operations.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total
	Net Unrealized Gain	Cumulative	Accumulated
	(Loss) on Interest	Translation	Other Comprehensive
	Rate Swap	Adjustment	Loss
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Foreign currency translation	—	(1,920)	(1,920)
Unrealized loss on interest rate swap, net of tax of $462	(1,181)	—	(1,181)
Balance at March 31, 2020	$(1,285)	$(6,673)	$(7,958)

		Total
	Cumulative	Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at December 31, 2018	$(5,154)	$(5,154)
Foreign currency translation	(430)	(430)
Balance at March 31, 2019	$(5,584)	$(5,584)

Note 11 — Net Loss Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Basic weighted average common shares outstanding	18,705	18,363
Weighted average common equivalent shares	—	—
Diluted weighted average common shares outstanding	18,705	18,363
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	980	703

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, net	114	1	1,052	—	—	—	—	1,053
Stock-based compensation expense	—	—	2,802	—	—	—	—	2,802
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax of $61	—	—	—	(157)	—	—	—	(157)
Net loss	—	—	—	(513)	—	—	—	(513)
Net change in interest rate swap, net of tax of $462	—	—	—	—	—	—	(1,181)	(1,181)
Foreign currency translation	—	—	—	—	—	—	(1,920)	(1,920)
Balance at March 31, 2020	23,389	$234	$220,308	$117,477	4,631	$(171,889)	$(7,958)	$158,172

	Three Months Ended March 31, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, net	99	1	3,274	—	—	—	—	3,275
Stock-based compensation expense	—	—	2,685	—	—	—	—	2,685
Net loss	—	—	—	(13,316)	—	—	—	(13,316)
Foreign currency translation	—	—	—	—	—	—	(430)	(430)
Balance at March 31, 2019	23,050	$231	$206,655	$114,401	4,631	$(171,889)	$(5,584)	$143,814

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2020 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	656	$42.94
Granted	15	37.15
Vested	(71)	44.34
Forfeited	(48)	43.71
Unvested at March 31, 2020	552	$42.53

Stock option activity for the three months ended March 31, 2020 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2019	436	$35.62
Granted	—	—
Exercised	(17)	33.53
Forfeited	(33)	38.46
Outstanding at March 31, 2020	386	$35.47	3.54	$4
Exercisable at March 31, 2020	378	$35.42	3.56	$4
Vested and expected to vest at March 31, 2020	386	$35.47	3.54	$4

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of services and fulfillment	$1,593	$1,463
Selling and marketing	362	440
General and administrative	847	782
Total	$2,802	$2,685

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Average risk-free interest rate	0.30%	2.51%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	26%	34%
Weighted average fair value	$8.10	$12.50

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 (see Note 2 – Acquisitions), and the related debt incurred to fund the acquisition (see Note 4 – Debt), the Company suspended its dividends program in 2019. The Company did not declare or pay any dividends in the three months ended March 31, 2020 and March 31, 2019, respectively.

Treasury Stock

As of March 31, 2020, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three months ended March 31, 2020 and March 31, 2019, the Company did not repurchase any shares of common stock. From the inception of the program through March 31, 2020, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 13 — Non-Marketable Investments

At March 31, 2020 and December 31, 2019, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $2.5 million, and is included in other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains (losses) from non-marketable investments were immaterial during the three months ended March 31, 2020 and 2019 and are included in gain (loss) on investments, net in the Consolidated Statements of Operations. During the three months ended March 31, 2020 and 2019, no distributions were received from the funds.

Note 14 — Operating Segments

As of January 1, 2020, the Company realigned its internal management and reporting into Products and Research segments. The realignment eliminated the SiriusDecisions segment as it no longer operated under a separate management structure. The 2019 amounts have been revised to conform to the current presentation.

The Products segment includes the revenues of the Connect, Analytics, and Events products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues and the related cost of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

The Research segment includes the revenues of the Research products and the cost of the organizations responsible for developing and delivering the Company’s Research products. In addition, this segment includes Consulting revenues primarily from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by the Company’s research analysts.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and excludes selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides disaggregated revenue by product in the segment tables below (in thousands):

	Products	Research	Consolidated
Three Months Ended March 31, 2020
Research services revenues
Research	$—	$53,606	$53,606
Connect	13,889	—	13,889
Analytics	5,301	—	5,301
Total research services revenues	19,190	53,606	72,796

Advisory services and events revenues
Consulting	20,638	12,821	33,459
Events	90	—	90
Total advisory services and events revenues	20,728	12,821	33,549
Total segment revenues	39,918	66,427	106,345
Segment expenses	(19,378)	(18,784)	(38,162)
Selling, marketing, administrative and other expenses			(59,875)
Amortization of intangible assets			(4,712)
Acquisition and integration costs			(2,875)
Interest expense, other income and gain on investments			(1,215)
Loss before income taxes			$(494)

	Products	Research	Consolidated
Three Months Ended March 31, 2019
Research services revenues
Research	$—	$49,780	$49,780
Connect	13,571	—	13,571
Analytics	5,258	—	5,258
Total research services revenues	18,829	49,780	68,609

Advisory services and events revenues
Consulting	18,885	12,902	31,787
Events	253	—	253
Total advisory services and events revenues	19,138	12,902	32,040
Total segment revenues	37,967	62,682	100,649
Segment expenses	(19,948)	(20,397)	(40,345)
Selling, marketing, administrative and other expenses			(62,011)
Amortization of intangible assets			(6,210)
Acquisition and integration costs			(2,967)
Interest expense, other income and loss on investments			(2,658)
Loss before income taxes			$(13,542)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, payments pursuant to existing acquisition agreements, acquisition and integration costs, future dividends, future share repurchases, future growth rates and operating income, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, and the adequacy of our cash and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research, Connect, and Analytics products, our ability to fulfill existing or generate new advisory and consulting engagements, our ability to generate and increase demand for our Events we host, technology spending, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our ability to integrate the operations of acquired companies, the impact of our outstanding debt, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of this Quarterly Report on Form 10-Q for the year ended March 31, 2020. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic”, has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of non-essential businesses, and these measures may remain in place for a significant period of time. Due to COVID-19 materially impacting our business beginning only in the last month of the quarter, the impact on our business in the first quarter of 2020 is primarily limited to March customer contract bookings and the amount of consulting projects delivered. While the duration and severity of this pandemic is uncertain, we currently expect that our results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods will also be negatively impacted. We typically generate a significant portion of our Events revenues in the second quarter of the year, including revenues from our two flagship events, the SiriusDecisions Summit and CX North America, both of which will be held as virtual events, resulting in a significant reduction in revenues and profits from these two events. In addition, we cancelled two smaller events originally scheduled for the second quarter of the year. We also expect a reduction in our subscription Research, Connect and Analytics revenues and a reduction in Consulting revenues during the second quarter due to reduced customer contract booking activity in March, which is expected to continue through at least the second quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As previously noted, on January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice to maximize performance and drive alignment. Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing. Net cash paid, which accounts for the cash acquired of $7.9 million and a subsequent working capital adjustment, was $237.7 million. We paid for the acquisition with $175.0 million of debt and cash on hand. See Note 2 - Acquisitions and Note 4 – Debt in the Notes to Consolidated Financial Statements for more information on the acquisition and related debt obligations.

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

Client retention includes all client relationships except for clients that only purchase web-based products such as individual reports, workshops and Event tickets. Dollar retention and enrichment are calculated at a client account level which results in a broader view of dollar retention and enrichment as it includes virtually all products in the calculations (except for web-based products mentioned above) and captures all enrichment that occurs within the year for an account.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Deferred revenue	$195.4	$191.6	$3.8	2%
Agreement value	$354.9	$345.3	$9.6	3%
Client retention	69%	72%	(3)	(4%)
Dollar retention	89%	90%	(1)	(1%)
Enrichment	102%	106%	(4)	(4%)
Number of clients	2,805	2,850	(45)	(2%)

Deferred revenue at March 31, 2020 increased 2% compared to the prior year, with 4% of the increase due to the fair value adjustment of pre-acquisition deferred revenue that reduced deferred revenue in the prior year, and a 2% decrease primarily due to a reduction in contract billings during the three months ended March 31, 2020. Agreement value increased 3% at March 31, 2020 compared to the prior year due primarily to increased bundling of Consulting services with our Research and Connect products in our contracts. Client retention rate decreased 3 percentage points compared to the prior year period. Dollar retention rate decreased 1 percentage point compared to the prior year period. Enrichment rate decreased 4 percentage points compared to the prior year period. Retention and enrichment rates were negatively affected by a decrease in contract bookings experienced in March of 2020 as the economic effects of COVID-19 became widespread in Europe and North America.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, leases, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Research services	68.5%	68.2%
Advisory services and events	31.5	31.8
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.8	44.8
Selling and marketing	37.9	41.8
General and administrative	11.3	13.1
Depreciation	2.2	2.0
Amortization of intangible assets	4.4	6.2
Acquisition and integration costs	2.7	2.9
Income (loss) from operations	0.7	(10.8)
Interest expense	(1.4)	(2.3)
Other income (expense), net	0.2	(0.3)
Gain (loss) on investments, net	—	—
Loss before income taxes	(0.5)	(13.5)
Income tax expense (benefit)	—	(0.3)
Net loss	(0.5%)	(13.2%)

Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$106.3	$100.6	$5.7	6%
Revenues from research services	$72.8	$68.6	$4.2	6%
Revenues from advisory services and events	$33.5	$32.0	$1.5	5%
Revenues attributable to customers outside of the U.S.	$21.4	$22.4	$(1.0)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	20%	21%	(1)	(5%)
Number of events	—	2	(2)	(100%)

Total revenues increased 6% during the three months ended March 31, 2020 compared to the prior year period. Approximately 4% of the growth was due to the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three months ended March 31, 2019. Revenues from customers outside the U.S. decreased 4% during the three months ended March 31, 2020 which was primarily due to a decrease in revenues in Canada and the United Kingdom.

Research services revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research services revenues increased 6% during the three months ended March 31, 2020 compared to the prior year period, which was primarily driven by growth in Research and Connect products. Approximately 5% of the growth was due to the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three months ended March 31, 2019.

Revenues from advisory services and events increased 5% during the three months ended March 31, 2020 compared to the prior year period, which was due to growth of Consulting revenues. Approximately 1% of the growth was due to the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three months ended March 31, 2019.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$43.4	$45.1	$(1.7)	(4%)
Cost of services and fulfillment as a percentage of total revenues	40.8%	44.8%	(4.0)	(9%)
Service and fulfillment employees (at end of period)	786	754	32	4%

Cost of services and fulfillment expenses decreased 4% during the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily due to a $2.6 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and a $0.6 million decrease in travel and entertainment expenses. These decreases were partially offset by a $1.6 million increase in professional services costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$40.3	$42.0	$(1.7)	(4%)
Selling and marketing expenses as a percentage of total revenues	37.9%	41.8%	(3.9)	(9%)
Selling and marketing employees (at end of period)	771	739	32	4%

Selling and marketing expenses decreased 4% during the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily due to (1) a $1.1 million decrease in travel and entertainment expenses, and (2) a $0.7 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$12.0	$13.2	$(1.2)	(9%)
General and administrative expenses as a percentage of total revenues	11.3%	13.1%	(1.8)	(14%)
General and administrative employees (at end of period)	237	247	(10)	(4%)

General and administrative expenses decreased 9% during the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily due to a $1.1 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic.

Depreciation

Depreciation expense increased by $0.4 million during the three months ended March 31, 2020 compared to the prior year period due to additional leasehold improvements being put into service.

Amortization of Intangible Assets

Amortization expense decreased by $1.5 million during the three months ended March 31, 2020 compared to the prior year period due to certain technology intangible assets becoming fully amortized.

Acquisition and Integration Costs

Acquisition and integration costs remained consistent during the three months ended March 31, 2020 compared to the prior year period. We expect to incur integration costs in a range of $3.5 million to $4.0 million for the year ending December 31, 2020.

Interest Expense

Interest expense consists of interest on our borrowings used to finance the previous acquisition of SiriusDecisions. Interest expense decreased by $0.8 million during the three months ended March 31, 2020 compared to the prior year period. This decrease was primarily due to lower average outstanding borrowings and lower effective interest rates.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency and interest income. The increase in other income (expense), net of $0.6 million during the three months ended March 31, 2020 compared to the prior year period was primarily due to a decrease in foreign currency losses.

Gain (Loss) on Investments, Net

Gain (loss) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain (loss) on investments, net remained essentially consistent during the three months ended March 31, 2020 compared to the prior year period.

Income Tax Expense (Benefit)

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$—	$(0.2)	$0.2	100%
Effective tax rate	(3.8%)	1.7%	(5.5)	(324%)

Income tax expense for the three months ended March 31, 2020 was $19 thousand resulting in an effective tax rate of negative 3.8% for the period due to discrete items for the period, primarily tax expense related to the exercise of stock options and the vesting of restricted stock units. For the full year 2020, we anticipate that our effective tax rate will be approximately 10% to 15%.

Segment Results

As of January 1, 2020, we realigned our internal management and reporting into Products and Research segments. The realignment eliminated the SiriusDecisions segment as it no longer operated under a separate management structure. The 2019 amounts have been revised to conform to the current presentation.

The Products segment includes the revenues of the Connect, Analytics, and Events products and the costs of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues and the related cost of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue and certain advisory services primarily related to the Analytics product line. This segment also includes the costs of the product management organization that is responsible for product pricing and packaging and the launch of new products.

The Research segment includes the revenues of the Research products and the cost of the organizations responsible for developing and delivering our Research products. In addition, this segment includes Consulting revenues primarily from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by our research analysts.

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

	Products	Research	Consolidated
Three Months Ended March 31, 2020
Research services revenues
Research	$—	$53,606	$53,606
Connect	13,889	—	13,889
Analytics	5,301	—	5,301
Total research services revenues	19,190	53,606	72,796

Advisory services and events revenues
Consulting	20,638	12,821	33,459
Events	90	—	90
Total advisory services and events revenues	20,728	12,821	33,549
Total segment revenues	39,918	66,427	106,345
Segment expenses	(19,378)	(18,784)	(38,162)
Year over year revenue change	5%	6%	6%
Year over year expense change	(3%)	(8%)	(5%)

	Products	Research	Consolidated
Three Months Ended March 31, 2019
Research services revenues
Research	$—	$49,780	$49,780
Connect	13,571	—	13,571
Analytics	5,258	—	5,258
Total research services revenues	18,829	49,780	68,609

Advisory services and events revenues
Consulting	18,885	12,902	31,787
Events	253	—	253
Total advisory services and events revenues	19,138	12,902	32,040
Total segment revenues	37,967	62,682	100,649
Segment expenses	(19,948)	(20,397)	(40,345)

Product segment revenues increased 5% during the three months ended March 31, 2020 compared to the prior year period. Connect revenues increased 2% driven by the executive program product while Analytics revenues increased 1%. Consulting revenues increased 9% driven by strong consultant delivery. Approximately 1% of the Product segment growth was due to the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three months ended March 31, 2019.

Product segment expenses decreased 3% during the three months ended March 31, 2020 compared to the prior year period. The decrease in expenses was primarily due to a (1) $1.5 million decrease in compensation and benefit costs due to a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, (2) a $1.4 million increase in professional services primarily due to an increase in survey costs and an increase in outsourced services related to revenue delivery, and (3) a $0.4 million decrease in travel and entertainment expenses.

Research segment revenues increased 6% for the three months ended March 31, 2020 compared to the prior year period. The Research product line increased 8% driven by our reprint product, which was offset by a 1% decrease in Consulting revenues due to lower delivery of advisory revenues. Approximately 5% of the Research segment growth was due to the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three months ended March 31, 2019.

Research segment expenses decreased 8% during the three months ended March 31, 2020 compared to the prior year period. The decrease in expenses was primarily due to a $1.5 million decrease in compensation and benefit costs due to a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research services revenues, which constituted approximately 69% of our revenues during the three months ended March 31, 2020, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $21.8 million and $26.0 million during the three months ended March 31, 2020 and 2019, respectively. The $4.2 million decrease in cash provided from operations for the three months ended March 31, 2020 was primarily attributable to a $5.3 million reduction in cash generated from accounts receivable and deferred revenue due to a reduction in contract bookings for the period.

During the three months ended March 31, 2020, we used cash in investing activities of $2.4 million for purchases of property and equipment, primarily consisting of software and leasehold improvements. During the three months ended March 31, 2019, we used cash in investing activities of $241.7 million, consisting primarily of $238.9 million for the acquisition of SiriusDecisions, net of cash acquired, and $2.8 million in purchases of property and equipment, consisting primarily of software and leasehold improvements.

We used $15.3 million of cash from financing activities during the three months ended March 31, 2020 primarily due to $16.3 million of repayments of debt that consisted of $14.0 million of discretionary payments on our revolving credit facility and $2.3 million of required repayments of our term loan. We generated $151.4 million of cash in financing activities during the three months ended March 31, 2019 primarily due to $171.3 million of borrowings, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $21.6 million of repayments of debt during the quarter that consisted of $20.0 million of discretionary payments on our revolving credit facility and $1.6 million of required repayments of our term loan. During 2020, we anticipate paying approximately $3.5 million of deferred acquisition purchase price (which consists of up to $2.5 million for a contingent consideration agreement (refer to Note 8 – Fair Value Measurements in the Notes to Consolidated Financial Statements) and $1.0 million of an indemnity holdback) for the FeedbackNow acquisition that occurred in 2018.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019 (the “Credit Agreement”). The Credit Agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements.

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

Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee that is between 0.25% and 0.35% per annum, based on our consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears. During 2019, we entered into an interest rate swap contract to effectively convert the floating base interest rate to a fixed rate on approximately 80% of the outstanding Term Loan principal balance. Additional information is provided in Note 7 – Derivatives and Hedging in the Notes to the Consolidated Financial Statements.

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

As of March 31, 2020, we were in compliance with our financial covenants under the Credit Agreement. We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost cutting measures implemented during the first quarter of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect on our business.

As of March 31, 2020, we had cash and cash equivalents of $69.8 million. This balance includes $51.8 million held outside of the U.S. If the cash outside of the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

There has been a material change to the operating lease payments and purchase commitment lines of the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we have the following updated contractual obligations (in thousands):

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments (1)	$106,026	$12,046	$15,777	$15,387	$14,872	$14,534	$33,410
Purchase commitments (2)	8,372	6,632	870	870	—	—	—
	$114,398	$18,678	$16,647	$16,257	$14,872	$14,534	$33,410

(1)

We primarily lease office space under non-cancellable operating lease agreements. During the three months ended March 31, 2020, we entered into several operating leases that commence later in 2020. These leases require us to make $17.2 million of lease payments over the terms of the leases, which are up to ten years. This additional amount is reflected in the table above. Refer to Note 5 - Leases in the Notes to the Consolidated Financial Statements.

(2)

Purchase commitments principally consist of contractual commitments for software, outsourced research services and Event venues. As noted earlier, due to the impact of COVID-19, we moved our two flagship events during the second quarter, the SiriusDecisions Summit and CX North America, to a virtual format, and we cancelled two smaller everts originally scheduled to take place during the same period. As a result of these changes, during the three months ended March 31, 2020 we were able to cancel contracts for event venues, reducing our previously disclosed purchase commitments amounts by a total of $2.1 million.

Other than as noted above, the Contractual Obligations section in our Annual Report on Form 10-K for the year ended December 31, 2019 remains current in all material respects.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However these changes have so far not been material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. In addition, we are updating the risk factor included in our Annual Report on Form 10-K titled “We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business” as follows.

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business.  Our business has been and could continue to be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China, or COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services or events. Any disruption or delay of our customers or third-party service providers would likely impact our operating results. Due to COVID-19 materially impacting our business beginning only in the last month of the quarter, the impact on our business in the first quarter of 2020 is primarily limited to March customer contract bookings and the amount of consulting projects delivered. While the duration and severity of this pandemic is uncertain, we currently expect that its results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods will also be negatively impacted. We typically generate a significant portion of our Events revenues in the second quarter of the year, including revenues from our two flagship events, the SiriusDecisions Summit and CX North America, both of which will be held as virtual events, resulting in significant reduction in revenues and profits from these two events. In addition, we cancelled two small events originally scheduled for the second quarter of the year. We also expect a reduction in our subscription Research, Connect and Analytics revenues and a reduction in Consulting revenues during the second quarter due to reduced customer contract booking activity in March, which is expected to continue through at least the second quarter of 2020.  The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As of March 31, 2020, we were in compliance with our financial covenants under our Credit Agreement (see Note 4 – Debt in the Notes to Consolidated Financial Statements). We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect us.

The risks described in our Annual Report on Form 10-K and the updated risks within this Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2020, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2020, we did not purchase any shares of our common stock under the stock repurchase program. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

Date: May 11, 2020