Form 10-Q
period 2020-06-30
FORRESTER RESEARCH, INC.
filed 2020-08-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 4, 2020, 18,893,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$68,377	$67,904
Accounts receivable, net of allowance for expected credit losses of $931 and $628 as of June 30, 2020 and December 31, 2019, respectively	54,108	84,605
Deferred commissions	15,029	20,326
Prepaid expenses and other current assets	21,417	19,201
Total current assets	158,931	192,036
Property and equipment, net	29,019	29,937
Operating lease right-of-use assets	63,837	69,100
Goodwill	243,201	243,895
Intangible assets, net	87,994	97,363
Other assets	5,577	6,829
Total assets	$588,559	$639,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,201	$505
Accrued expenses and other current liabilities	44,272	79,857
Current portion of long-term debt	10,938	9,375
Deferred revenue	170,777	179,194
Total current liabilities	227,188	268,931
Long-term debt, net of deferred financing fees	101,235	121,170
Non-current operating lease liabilities	63,490	67,062
Other non-current liabilities	23,237	23,909
Total liabilities	415,150	481,072

Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,401 and 23,275 shares as of June 30, 2020 and December 31, 2019, respectively
Outstanding - 18,770 and 18,644 shares as of June 30, 2020 and December 31, 2019, respectively	234	233
Additional paid-in capital	222,778	216,454
Retained earnings	129,314	118,147
Treasury stock - 4,631 shares as of June 30, 2020 and December 31, 2019	(171,889)	(171,889)
Accumulated other comprehensive loss	(7,028)	(4,857)
Total stockholders’ equity	173,409	158,088
Total liabilities and stockholders’ equity	$588,559	$639,160

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Research	$73,621	$76,279	$146,417	$144,888
Consulting	34,888	34,017	68,347	65,803
Events	5,032	17,887	5,122	18,141
Total revenues	113,541	128,183	219,886	228,832
Operating expenses:
Cost of services and fulfillment	43,964	56,571	87,317	101,681
Selling and marketing	39,117	44,017	79,390	86,050
General and administrative	11,456	13,221	23,461	26,411
Depreciation	2,448	2,166	4,854	4,189
Amortization of intangible assets	4,713	5,099	9,425	11,309
Acquisition and integration costs	612	2,487	3,487	5,454
Total operating expenses	102,310	123,561	207,934	235,094
Income (loss) from operations	11,231	4,622	11,952	(6,262)
Interest expense	(1,307)	(2,085)	(2,845)	(4,437)
Other income (expense), net	(201)	(86)	109	(356)
Gain (loss) on investments, net	2,352	(8)	2,365	(44)
Income (loss) before income taxes	12,075	2,443	11,581	(11,099)
Income tax expense	238	888	257	662
Net income (loss)	$11,837	$1,555	$11,324	$(11,761)
Basic income (loss) per common share	$0.63	$0.08	$0.60	$(0.64)
Diluted income (loss) per common share	$0.63	$0.08	$0.60	$(0.64)
Basic weighted average common shares outstanding	18,759	18,435	18,732	18,399
Diluted weighted average common shares outstanding	18,831	18,780	18,828	18,399

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$11,837	$1,555	$11,324	$(11,761)

Other comprehensive income (loss), net of taxes:
Foreign currency translation	885	594	(1,035)	164
Net change in fair value of interest rate swap	45	—	(1,136)	—
Other comprehensive income (loss)	930	594	(2,171)	164
Comprehensive income (loss)	$12,767	$2,149	$9,153	$(11,597)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$11,324	$(11,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,854	4,189
Impairment of property and equipment	626	—
Amortization of intangible assets	9,425	11,309
Net (gains) losses from investments	(2,365)	44
Deferred income taxes	(1,737)	(10,814)
Stock-based compensation	5,266	5,533
Operating lease right-of-use asset amortization and impairments	7,417	6,415
Amortization of deferred financing fees	490	474
Foreign currency (gains) losses	(2)	498
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	29,955	22,476
Deferred commissions	5,295	840
Prepaid expenses and other current assets	404	(1,451)
Accounts payable	704	3,170
Accrued expenses and other liabilities	(33,548)	(9,976)
Deferred revenue	(6,902)	18,799
Operating lease liabilities	(6,204)	(6,216)
Net cash provided by operating activities	25,002	33,529
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(238,943)
Purchases of property and equipment	(5,110)	(4,666)
Other investing activity	—	30
Net cash used in investing activities	(5,110)	(243,579)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	171,275
Payments on borrowings	(18,688)	(33,125)
Payment of debt issuance costs	—	(857)
Deferred acquisition payments	—	(766)
Proceeds from issuance of common stock under employee equity incentive plans	2,010	4,280
Taxes paid related to net share settlements of stock-based compensation awards	(951)	(130)
Net cash provided by (used in) financing activities	(17,629)	140,677
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,254)	189
Net change in cash, cash equivalents and restricted cash	9	(69,184)
Cash, cash equivalents and restricted cash, beginning of period	69,192	140,296
Cash, cash equivalents and restricted cash, end of period	$69,201	$71,112
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,368	$3,791
Cash (received) paid for income taxes	$(273)	$2,540

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results for the year ending December 31, 2020, or any other period.

Due to the Company’s operating segment realignment during the three months ended June 30, 2020, the revenue line items in the Consolidated Statements of Operations were updated to present Events revenues as a separate financial statement line. In the prior presentation, Events revenues were combined within the “Advisory services and events revenues” financial statement line. Prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the amount of total revenues previously reported.

Liquidity and Impact of COVID-19

The COVID-19 pandemic has significantly affected the Company beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of the Company’s events from in-person to virtual events. The Company also announced that its events in the second half of 2020 will be held as virtual events. While the duration and severity of this pandemic is uncertain, the Company currently expects a reduction in its subscription Research, Connect and Analytics revenues during the second half of 2020 due to reduced customer contract booking activity that began in March 2020, and which is expected to continue through at least the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

As of June 30, 2020, the Company is in compliance with its financial covenants under its Credit Agreement (refer to Note 4 – Debt). The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants which could have a material adverse effect on the Company.

The Company assessed certain accounting estimates that generally require consideration of forecasted financial information in context with the information reasonably available to it and the unknown future impacts COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, the carrying value of its goodwill and other long-lived assets, valuation allowances for tax assets, and revenue recognition. While there was not a material impact to the consolidated financial statements resulting from the Company’s assessments as of and for the three and six months ended June 30, 2020, the Company’s future assessment of its current expectations of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$68,377	$69,762
Restricted cash classified in (1):
Prepaid expenses and other current assets	787	203
Other assets	37	1,147
Cash, cash equivalents and restricted cash shown in statement of cash flows	$69,201	$71,112

(1)

Restricted cash consists primarily of collateral required for letters of credit. The short-term or long-term classification is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Adoption of New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The standard amends the existing financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including trade receivables. On January 1, 2020, the Company adopted the standard using the modified retrospective method in which prior periods are not adjusted and recorded a cumulative effect adjustment of $0.2 million to decrease retained earnings. Expected losses are based, in part, on the Company’s historical loss rate experience as well as management’s expectations of future losses as informed by current economic conditions.

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2020 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2019	$628
Cumulative effect adjustment of adopting Topic 326	218
Provision for expected credit losses	550
Net write-offs	(456)
Translation adjustments	(9)
Balance at June 30, 2020	$931

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new standard provides guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions, and makes other minor improvements. The new standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. An entity may elect to apply the amendments immediately or at any point through December 31, 2022. The Company is currently evaluating the potential impact that this standard may have on its financial position and results of operations, including the standard’s potential impact on any contractual changes in the future that may result from reference rate reform.

Note 2 — Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by Accounts Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. The Company did not have any business combinations during the six months ended June 30, 2020.

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

SiriusDecisions’ operating results are reported within the Company’s Research, Consulting and Events segments. During the year ended December 31, 2019, the Company finalized the purchase price allocation and related accounting for the acquisition.

The Company recognized $1.7 million of acquisition costs in the six months ended June 30, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2020 is summarized as follows (in thousands):

Total
Balance at December 31, 2019	$243,895
Translation adjustments	(694)
Balance at June 30, 2020	$243,201

The Company assesses goodwill for impairment annually on November 30, or on an interim basis if an event indicates a specific impairment may exist. As a result of the Company’s segment realignment during the three months ended June 30, 2020 (refer to Note 14 – Operating Segments for additional information), the Company performed a qualitative assessment of goodwill for all reporting units immediately prior to and after the reporting unit change. The Company concluded that no impairment existed.

As of June 30, 2020, the Company had no accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets
Customer relationships	$109,688	$44,303	$65,385
Technology	16,719	8,550	8,169
Backlog	13,000	9,750	3,250
Trademarks	12,459	1,269	11,190
Total	$151,866	$63,872	$87,994

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets
Customer relationships	$109,825	$40,169	$69,656
Technology	16,661	7,051	9,610
Backlog	13,000	6,500	6,500
Trademarks	12,451	854	11,597
Total	$151,937	$54,574	$97,363

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2020 (remainder)	$9,427
2021	12,355
2022	11,016
2023	10,840
2024	9,730
Thereafter	34,626
Total	$87,994

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

The Term Loans and Revolving Credit Facility can be repaid early, in part or in whole, at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for LIBOR based loans. The Term Loans must be prepaid with net cash proceeds of (i) certain debt incurred or issued by Forrester and its restricted subsidiaries and (ii) certain asset sales and condemnation or casualty events, subject to certain reinvestment rights.

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

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. As of June 30, 2020, the amount payable in each year a is set forth in the table below (in thousands):

2020 (remainder)	$4,688
2021	12,500
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$114,063

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2020, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2020	December 31, 2019
Term loan facility (1)	$114,063	$118,750
Revolving credit facility (2)	—	14,000
Principal amount outstanding (3)	114,063	132,750
Less: Deferred financing fees	(1,890)	(2,205)
Net carrying amount	$112,173	$130,545

(1)

The contractual annualized interest rate as of June 30, 2020 on the Term loan facility was 2.1875%, which consisted of LIBOR of 0.1875% plus a margin of 2.00%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

(2)	The Company had $75.0 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2020.
(3)	The weighted average annual effective rate on the Company's total debt outstanding for the three and six months ended June 30, 2020, was 2.54% and 3.24%, respectively.

The Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The maximum leverage ratio is based on total debt outstanding at the measurement date divided by EBITDA (as defined in the Credit Agreement) and the fixed charge coverage ratio is based upon EBITDA (as defined in the Credit Agreement), less capital expenditures, as a ratio to certain fixed charges, including Term Loan amortization, cash interest expense and cash taxes. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Credit Agreement also contains customary events of default, representations, and warranties.

As of June 30, 2020, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost-reduction measures implemented during the first quarter of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants, and it is not certain that the Company would be able to renegotiate the terms of the Credit Agreement in order to provide relief related to the financial covenants. If the Company were unable to meet its financial covenants and then were unable to renegotiate the terms of its financial covenants, all debt outstanding under the Credit Agreement could become immediately due and payable.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2020	2019
Operating lease cost	$3,944	$3,727
Short-term lease cost	81	85
Variable lease cost	1,660	1,335
Sublease income	(63)	—
Total lease cost	$5,622	$5,147

	For the Six Months Ended June 30,
	2020	2019
Operating lease cost	$7,935	$7,296
Short-term lease cost	163	340
Variable lease cost	3,016	2,569
Sublease income	(124)	—
Total lease cost	$10,990	$10,205

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,204	$6,216
Operating right-of-use assets obtained in exchange for lease obligations	$3,898	$16,626
Weighted-average remaining lease term - operating leases (years)	6.1	6.7
Weighted-average discount rate - operating leases	5.0%	5.1%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows (in thousands):

2020 (remainder)	$7,654
2021	14,202
2022	14,106
2023	13,587
2024	13,215
Thereafter	24,698
Total lease payments	87,462
Less imputed interest	(12,243)
Present value of lease liabilities	$75,219

Lease balances as of June 30, 2020 are as follows (in thousands):

Operating lease right-of-use assets	$63,837

Short-term operating lease liabilities (1)	$11,729
Non-current operating lease liabilities	63,490
Total operating lease liabilities	$75,219

(1)	Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material. The Company incurred $1.4 million of ROU asset impairments during the three months ended March 31, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition. These impairments are recorded in acquisition and integration costs in the Consolidated Statements of Operations.

During the three months ended June 30, 2020, the Company did not enter into any new leases. As of June 30, 2020, only one of the operating leases entered into during the prior quarter had not yet commenced. This operating lease, which consists of $13.9 million of undiscounted lease payments, has a lease term of ten years and is expected to commence later in 2020.

Additionally, the Company could receive a variable incentive payment from one of its landlords to terminate the related office space lease early. The range of possible incentive payments is zero to $3.5 million, would be received in late 2020 or the first half of 2021, and is dependent on the Company’s ability to exit the existing facility by the proposed early termination dates.

Note 6 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2020 or 2019.

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

During the three months ended June 30, 2020 and 2019, the Company recognized revenue of $43.2 and $53.5 million, respectively, related to its deferred revenue balance at the beginning of each such period. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $113.1 and $111.6 million, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each such period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $309.8 million of revenue is expected to be recognized during the next 12 to 24 months from remaining performance obligations as of June 30, 2020.

Cost to Obtain Contracts

The Company capitalizes commissions paid to internal sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions for the three months ended June 30, 2020 and 2019 was $9.0 million and $8.9 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2020 and 2019 was $17.2 million and $16.0 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

Note 7 — Derivatives and Hedging

The Company enters into derivative contracts (an interest rate swap and foreign currency forwards) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (see Note 4 – Debt) and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its derivate contracts in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

At June 30, 2020, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at June 30, 2020 was $84.9 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on June 30, 2020 was a liability of $1.7 million (see Note 8 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities in the Consolidated Balance Sheets.

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through June 30, 2020, the interest rate swap was considered highly effective. Accordingly, the entire $1.2 million negative fair value as of June 30, 2020 is recorded, net of taxes, in other comprehensive loss. The Company expects $0.8 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months.

Foreign Currency Forwards

The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations because the Company does not designate these contracts as hedges for accounting purposes.

During the three months ended June 30, 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by June 30, 2020. Accordingly, as of June 30, 2020, there are no amounts recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with its derivative counterparties and the derivative contracts do not contain credit risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2020	2019	2020	2019
Interest expense (1)	$(252)	$—	$(239)	$—
Other income (expense), net (2)	(157)	—	(157)	—
Total	$(409)	$—	$(396)	$—
(1)	Consists of interest expense from interest rate swap contract.
(2)	Consists of net realized gains and losses on foreign currency forward contracts.

The Company did not have any derivatives as of, or during, the six months ended June 30, 2019.

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

Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents, contingent purchase price related to acquisitions, and its derivative contracts. The fair values of these financial assets and liabilities have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$512	$—	$—	$512
Total Assets	$512	$—	$—	$512

Liabilities
Contingent purchase price (2)	$—	$—	$(2,603)	$(2,603)
Interest rate swap (3)	—	$(1,725)	—	(1,725)
Total Liabilities	$—	$(1,725)	$(2,603)	$(4,328)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$2,354	$—	$—	$2,354
Total Assets	$2,354	$—	$—	$2,354

Liabilities
Contingent purchase price (2)	$—	$—	$(2,511)	$(2,511)
Interest rate swap (3)	—	$(144)	—	(144)
Total Liabilities	$—	$(144)	$(2,511)	$(2,655)

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)

The acquisition of FeedbackNow on July 6, 2018 included a contingent consideration arrangement that required up to $4.2 million of consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date. The fair value of the remaining contingent consideration to be paid to the sellers is $2.6 million at June 30, 2020 and $2.5 million at December 31, 2019, and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(3)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (see Note 4 – Debt and Note 7 – Derivatives and Hedging). The fair value of the interest rate swap is based on valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the six months ended June 30, 2020 and 2019, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

Level 3 liabilities at June 30, 2020 consist entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the six months ended June 30, 2020 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2019	$(2,511)
Fair value adjustment of contingent purchase price (1)	(22)
Payment of contingent purchase price	—
Foreign exchange effect	(70)
Balance at June 30, 2020	$(2,603)

(1)

This amount was recognized as acquisition and integration costs within the Consolidated Statements of Operations. As of June 30, 2020, the remaining range of undiscounted amounts that could be payable under this arrangement is $2.0 million to $2.6 million. The amount is expected to be finalized and paid to the sellers by the end of 2020. The significant unobservable inputs used in the Monte Carlo simulation to fair value the contingent consideration included projected contract bookings, a discount rate of 17.3%, and revenue volatility of 26.6%. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

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

Income tax expense for the six months ended June 30, 2020 was $0.3 million resulting in an effective tax rate of 2.2% for the period. Income tax expense for the six months ended June 30, 2019 was $0.7 million resulting in an effective tax rate of (6.0)% for the period. The decrease in income tax expense during the 2020 period was due to the release of a U.S. valuation allowance on capital loss carryforwards.

The Company anticipates that its effective tax rate for the full year 2020 will be approximately 1%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating the potential impact that the provisions in the CARES may have on its financial position and results of operations.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidates part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. The Company previously recorded a tax benefit based on the opinion in the case. In June 2019, the U.S. Court of Appeals for Ninth Circuit reversed the U.S. Tax Court’s decision. Altera Corp. submitted its appeal for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was subsequently denied. During 2020, Altera Corp. submitted a request to the Supreme Court to accept the case for review, which was also denied, resulting in finality of any legal recourse. The Company maintains its previously recorded tax benefit in accordance with the U.S. Tax Court decision.

Note 10 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

			Total Accumulated
	Interest Rate	Translation	Other Comprehensive
	Swap	Adjustment	Loss
Balance at March 31, 2020	$(1,285)	$(6,673)	$(7,958)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	—	885	885
Unrealized loss before reclassification	(136)	—	(136)
Reclassification of realized losses to income	181	—	181
Other comprehensive income (loss) for the period	45	885	930
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)

		Total Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at March 31, 2019	$(5,584)	$(5,584)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	594	594
Other comprehensive income (loss) for the period	594	594
Balance at June 30, 2019	$(4,990)	$(4,990)

			Total Accumulated
	Interest Rate	Translation	Other Comprehensive
	Swap	Adjustment	Loss
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	—	(1,035)	(1,035)
Unrealized loss before reclassification	(1,308)	—	(1,308)
Reclassification of realized losses to income	172	—	172
Other comprehensive income (loss) for the period	(1,136)	(1,035)	(2,171)
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)

		Total Accumulated
	Translation	Other Comprehensive
	Adjustment	Loss
Balance at December 31, 2018	$(5,154)	$(5,154)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	164	164
Other comprehensive income (loss) for the period	164	164
Balance at June 30, 2019	$(4,990)	$(4,990)

Note 11 — Net Income (Loss) Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	18,759	18,435	18,732	18,399
Weighted average common equivalent shares	72	345	96	—
Diluted weighted average common shares outstanding	18,831	18,780	18,828	18,399
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	733	1	441	1,084

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2020	23,389	$234	$220,308	$117,477	4,631	$(171,889)	$(7,958)	$158,172
Issuance of common stock under stock plans, net	12	—	6	—	—	—	—	6
Stock-based compensation expense	—	—	2,464	—	—	—	—	2,464
Net income	—	—	—	11,837	—	—	—	11,837
Other comprehensive income	—	—	—	—	—	—	930	930
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409

	Three Months Ended June 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2019	23,050	$231	$206,655	$114,401	4,631	$(171,889)	$(5,584)	$143,814
Issuance of common stock under stock plans, net	39	—	875	—	—	—	—	875
Stock-based compensation expense	—	—	2,848	—	—	—	—	2,848
Net income	—	—	—	1,555	—	—	—	1,555
Other comprehensive income	—	—	—	—	—	—	594	594
Balance at June 30, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686

	Six Months Ended June 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, net	126	1	1,058	—	—	—	—	1,059
Stock-based compensation expense	—	—	5,266	—	—	—	—	5,266
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax of $61	—	—	—	(157)	—	—	—	(157)
Net income	—	—	—	11,324	—	—	—	11,324
Other comprehensive loss	—	—	—	—	—	—	(2,171)	(2,171)
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409

	Six Months Ended June 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, net	138	1	4,149	—	—	—	—	4,150
Stock-based compensation expense	—	—	5,533	—	—	—	—	5,533
Net loss	—	—	—	(11,761)	—	—	—	(11,761)
Other comprehensive income	—	—	—	—	—	—	164	164
Balance at June 30, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2020 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	656	$42.94
Granted	62	31.06
Vested	(83)	44.04
Forfeited	(76)	43.77
Unvested at June 30, 2020	559	$41.35

Stock option activity for the six months ended June 30, 2020 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2019	436	$35.62
Granted	—	—
Exercised	(28)	32.96
Forfeited	(38)	38.25
Outstanding at June 30, 2020	370	$35.56	3.40	$15
Exercisable at June 30, 2020	367	$35.52	3.38	$15
Vested and expected to vest at June 30, 2020	370	$35.56	3.40	$15

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of services and fulfillment	$1,232	$1,567	$2,825	$3,030
Selling and marketing	423	485	785	925
General and administrative	809	796	1,656	1,578
Total	$2,464	$2,848	$5,266	$5,533

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.30%	2.51%	0.30%	2.51%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	26%	34%	26%	34%
Weighted average fair value	$8.10	$12.50	$8.10	$12.50

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 (see Note 2 – Acquisitions), and the related debt incurred to fund the acquisition (see Note 4 – Debt), the Company suspended its dividends program in 2019. The Company did not declare or pay any dividends in the six months ended June 30, 2020 and 2019, respectively.

Treasury Stock

As of June 30, 2020, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of common stock. From the inception of the program through June 30, 2020, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 13 — Non-Marketable Investments

At June 30, 2020 and December 31, 2019, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $4.9 million and $2.5 million, respectively. At June 30, 2020, $4.3 million is included in prepaid expenses and other current assets in the Consolidated Balance Sheets as Forrester received a distribution of this amount from the underlying funds during July 2020. The remaining $0.6 million, and the entire balance at December 31, 2019, is included in other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains from non-marketable investments were $2.4 million during each of the three and six months ended June 30, 2020 and are included in gain (loss) on investments, net in the Consolidated Statements of Operations. Gains (losses) from non-marketable investments were immaterial during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020 and 2019, no distributions were received from the funds.

Note 14 — Operating Segments

As described in the Company’s Form 8-K filed on April 2, 2020, Forrester’s Chief Product Officer resigned from the Company effective April 17, 2020. Subsequently, the Chief Product Officer position was eliminated and the Company reorganized its operations to reflect three lines of business: Research, Consulting, and Events. As a result of these changes, during the three months ended June 30, 2020, the Company realigned its internal reporting into Research, Consulting, and Events. The realignment eliminated the Products segment as the product lines and organizations supporting the related revenues began operating under the new management structure. The prior period amounts have been revised to conform to the current presentation.

The Research segment includes the revenues of the Research, Connect and Analytics products and the cost of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by the Company’s research and analytics analysts. The costs of the product management organization that is responsible for product pricing and packaging, and the launch of new products is included in this segment.

The Consulting segment includes the revenues and the related costs of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

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

The Company provides disaggregated revenue by product in the segment tables below (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2020
Research revenues
Research	$55,358	$—	$—	$55,358
Connect	13,078	—	—	13,078
Analytics	5,185	—	—	5,185
Total research revenues	73,621	—	—	73,621
Consulting	13,351	21,537	—	34,888
Events	—	—	5,032	5,032
Total segment revenues	86,972	21,537	5,032	113,541
Segment expenses	(25,870)	(10,099)	(3,206)	(39,175)
Selling, marketing, administrative and other expenses				(57,810)
Amortization of intangible assets				(4,713)
Acquisition and integration costs				(612)
Interest expense, other expense and gains on investments				844
Income before income taxes				$12,075

	Research	Consulting	Events	Consolidated
Three Months Ended June 30, 2019
Research revenues
Research	$56,305	$—	$—	$56,305
Connect	14,067	—	—	14,067
Analytics	5,907	—	—	5,907
Total research revenues	76,279	—	—	76,279
Consulting	15,024	18,993	—	34,017
Events	—	—	17,887	17,887
Total segment revenues	91,303	18,993	17,887	128,183
Segment expenses	(31,209)	(9,474)	(10,693)	(51,376)
Selling, marketing, administrative and other expenses				(64,599)
Amortization of intangible assets				(5,099)
Acquisition and integration costs				(2,487)
Interest expense, other expense and losses on investments				(2,179)
Income before income taxes				$2,443

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2020
Research revenues
Research	$108,964	$—	$—	$108,964
Connect	26,967	—	—	26,967
Analytics	10,486	—	—	10,486
Total research revenues	146,417	—	—	146,417
Consulting	27,377	40,970	—	68,347
Events	—	—	5,122	5,122
Total segment revenues	173,794	40,970	5,122	219,886
Segment expenses	(53,334)	(20,120)	(3,883)	(77,337)
Selling, marketing, administrative and other expenses				(117,685)
Amortization of intangible assets				(9,425)
Acquisition and integration costs				(3,487)
Interest expense, other income and gains on investments				(371)
Income before income taxes				$11,581

	Research	Consulting	Events	Consolidated
Six Months Ended June 30, 2019
Research revenues
Research	$106,085	$—	$—	$106,085
Connect	27,638	—	—	27,638
Analytics	11,165	—	—	11,165
Total research revenues	144,888	—	—	144,888
Consulting	29,411	36,392	—	65,803
Events	—	—	18,141	18,141
Total segment revenues	174,299	36,392	18,141	228,832
Segment expenses	(61,148)	(18,908)	(11,665)	(91,721)
Selling, marketing, administrative and other expenses				(126,610)
Amortization of intangible assets				(11,309)
Acquisition and integration costs				(5,454)
Interest expense, other expense and losses on investments				(4,837)
Loss before income taxes				$(11,099)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, payments pursuant to existing acquisition agreements, acquisition and integration costs, future dividends, future share repurchases, future growth rates and operating income, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, and the adequacy of our cash and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research, Connect, and Analytics products, our ability to fulfill existing or generate new advisory and consulting engagements, our ability to generate and increase demand for the Events we host, technology spending, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our ability to integrate the operations of acquired companies, the impact of our outstanding debt, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The COVID-19 pandemic has significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. We also announced that our events in the second half of 2020 will be held as virtual events. While the duration and severity of this pandemic is uncertain, we currently expect a reduction in our subscription Research, Connect and Analytics revenues during the second half of the 2020 due to reduced customer contract booking activity that began in March 2020, and which is expected to continue through at least the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As previously noted, on January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice to maximize performance and drive alignment. Pursuant to the terms of the merger agreement, we paid $246.8 million at closing. Net cash paid, which accounts for the cash acquired of $7.9 million and a subsequent working capital adjustment, was $237.7 million. We paid for the acquisition with $175.0 million of debt and cash on hand. See Note 2 - Acquisitions and Note 4 – Debt in the Notes to Consolidated Financial Statements for more information on the acquisition and related debt obligations.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits and stock-based compensation expense for all personnel that produce and deliver our products and services, including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Deferred revenue	$170.8	$180.9	$(10.1)	(6%)
Agreement value	$339.4	$348.9	$(9.5)	(3%)
Client retention	66%	73%	(7)	(10%)
Dollar retention	88%	90%	(2)	(2%)
Enrichment	98%	108%	(10)	(9%)
Number of clients	2,679	2,875	(196)	(7%)

Deferred revenue and agreement value decreased 6% and 3%, respectively, at June 30, 2020 compared to the prior year, primarily due to a reduction in contract billings during the six months ended June 30, 2020 as the economic effects of COVID-19 became widespread in Europe and North America. Retention and enrichment rates decreased from the prior year as they were negatively affected by a decrease in contract bookings experienced in 2020.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Research	64.8%	59.5%	66.6%	63.3%
Consulting	30.7	26.5	31.1	28.8
Events	4.5	14.0	2.3	7.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	38.7	44.1	39.7	44.4
Selling and marketing	34.5	34.3	36.1	37.6
General and administrative	10.1	10.3	10.7	11.5
Depreciation	2.2	1.8	2.2	1.9
Amortization of intangible assets	4.2	4.0	4.3	4.9
Acquisition and integration costs	0.4	1.9	1.6	2.4
Income (loss) from operations	9.9	3.6	5.4	(2.7)
Interest expense	(1.2)	(1.6)	(1.3)	(1.9)
Other income (expense), net	(0.2)	(0.1)	0.1	(0.3)
Gain (loss) on investments, net	2.1	—	1.1	—
Income (loss) before income taxes	10.6	1.9	5.3	(4.9)
Income tax expense	0.2	0.7	0.2	0.2
Net income (loss)	10.4%	1.2%	5.1%	(5.1%)

Three and Six Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$113.5	$128.2	$(14.7)	(11%)
Research	$73.6	$76.3	$(2.7)	(4%)
Consulting	$34.9	$34.0	$0.9	3%
Events	$5.0	$17.9	$(12.9)	(72%)
Revenues attributable to customers outside of the U.S.	$22.0	$25.1	$(3.1)	(12%)
Percentage of revenue attributable to customers outside of the U.S.	19%	20%	(1)	(5%)
Number of events	3	7	(4)	(57%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Revenues	$219.9	$228.8	$(8.9)	(4%)
Research	$146.4	$144.9	$1.5	1%
Consulting	$68.4	$65.8	$2.6	4%
Events	$5.1	$18.1	$(13.0)	(72%)
Revenues attributable to customers outside of the U.S.	$43.4	$46.9	$(3.5)	(7%)
Percentage of revenue attributable to customers outside of the U.S.	20%	20%	—	—
Number of events	3	9	(6)	(67%)

Total revenues decreased 11% and 4% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods and decreased 15% and 8%, respectively, after adjusting for the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three and six months ended June 30, 2019. Revenues from customers outside the U.S. decreased 12% and 7% during the three and six months ended June 30, 2020, respectively, which was primarily due to a decrease in revenues in Canada and the United Kingdom.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues decreased 4% and increased 1% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods and decreased 7% and 3%, respectively, after adjusting for the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three and six months ended June 30, 2019. The decrease in Research revenues, after adjusting for the deferred revenue fair vale adjustment, was driven by reduced revenues for the Research, Connect, and Analytics products.

Consulting revenues increased 3% and 4% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods primarily due to growth in project consulting.

Events revenues decreased 72% during both the three and six months ended June 30, 2020 compared to the prior year periods, and decreased 85% for both periods after adjusting for the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three and six months ended June 30, 2019. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having six fewer events during the 2020 period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$44.0	$56.6	$(12.6)	(22%)
Cost of services and fulfillment as a percentage of total revenues	38.7%	44.1%	(5.4)	(12%)
Service and fulfillment employees (at end of period)	800	761	39	5%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$87.3	$101.7	$(14.4)	(14%)
Cost of services and fulfillment as a percentage of total revenues	39.7%	44.4%	(4.7)	(11%)

Cost of services and fulfillment expenses decreased 22% during the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $7.6 million decrease in event expenses due to switching our two flagship events to virtual delivery and the cancellation of two smaller events, both as a result of the COVID-19 pandemic, (2) a $2.9 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, (3) a $2.6 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (4) a $0.3 million decrease in stock compensation expense. These decreases were partially offset by a $1.1 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery.

Cost of services and fulfillment expenses decreased 14% during the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $7.8 million decrease in event expenses due to switching our two flagship events to virtual delivery and the cancellation of two smaller events, both as a result of the COVID-19 pandemic, (2) a $5.6 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, (3) a $3.2 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (4) a $0.2 million decrease in stock compensation expense. These decreases were partially offset by a $2.6 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery, survey costs, and product enhancements.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$39.1	$44.0	$(4.9)	(11%)
Selling and marketing expenses as a percentage of total revenues	34.5%	34.3%	0.2	1%
Selling and marketing employees (at end of period)	806	772	34	4%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$79.4	$86.1	$(6.7)	(8%)
Selling and marketing expenses as a percentage of total revenues	36.1%	37.6%	(1.5)	(4%)

Selling and marketing expenses decreased 11% during the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $2.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, (2) a $1.7 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic as well as a decrease in commissions expense, partially offset by an increase in headcount and merit increases, (3) a $0.3 million decrease in bad debt expense, and (4) a $0.2 million decrease in marketing costs as a result of moving our events to virtual delivery.

Selling and marketing expenses decreased 8% during the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $3.6 million decrease in travel and entertainment expenses due to reduced travel and other related cost reduction measures as a result of the COVID-19 pandemic, (2) a $2.4 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, as well as a decrease in commissions expense, partially offset by an increase in headcount and merit increases, and (3) a $0.4 million decrease in marketing and training costs as a result of moving our events to virtual delivery.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$11.5	$13.2	$(1.7)	(13%)
General and administrative expenses as a percentage of total revenues	10.1%	10.3%	(0.2)	(2%)
General and administrative employees (at end of period)	237	245	(8)	(3%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$23.5	$26.4	$(2.9)	(11%)
General and administrative expenses as a percentage of total revenues	10.7%	11.5%	(0.8)	(7%)

General and administrative expenses decreased 13% during the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $1.2 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, as well as a decrease in headcount, and (2) a $0.3 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

General and administrative expenses decreased 11% during the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $2.6 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, and (2) a $0.3 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Depreciation

Depreciation expense increased by $0.3 million and $0.7 million during the three and six months ended June 30, 2020, respectively, compared to the prior year periods due primarily to additional leasehold improvements being put into service.

Amortization of Intangible Assets

Amortization expense decreased by $0.4 million and $1.9 million during the three and six months ended June 30, 2020, respectively, compared to the prior year periods due to certain technology intangible assets becoming fully amortized.

Acquisition and Integration Costs

The Company did not have any acquisitions in 2020 and had one acquisition, SiriusDecisions, at the beginning of 2019. Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies and primarily consist of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and lease expense for unused facilities.

Acquisition and integration costs decreased by $1.9 million during the three months ended June 30, 2020 compared to the prior year period primarily due to a decrease in professional service fees, partially offset by an increase related to the benefit of recording deferred commissions for SiriusDecisions in the year of the acquisition.

Acquisition and integration costs decreased by $2.0 million during the six months ended June 30, 2020 compared to the prior year period primarily due to (1) a $4.1 million decrease in professional service fees and transaction costs, and (2) a $1.4 million decrease in severance. These decreases were offset by (1) a $1.9 million ROU asset impairment recognized in the 2020 period, and (2) a $1.8 million increase related to the benefit of recording deferred commissions for SiriusDecisions in the year of the acquisition.

We expect to incur integration costs in a range of $4.3 million to $4.7 million for the year ending December 31, 2020.

Interest Expense

Interest expense consists of interest on our borrowings used to finance the previous acquisition of SiriusDecisions and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.8 million and $1.6 million during the three and six months ended June 30, 2020, respectively, compared to the prior year periods. These decreases were due to lower average outstanding borrowings and lower effective interest rates.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other income (expense), net remained essentially consistent during the three months ended June 30, 2020 compared to the prior year period. The increase in other income (expense), net of $0.5 million during the six months ended June 30, 2020 compared to the prior year period was primarily due to a decrease in foreign currency losses.

Gain (Loss) on Investments, Net

Gain (loss) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain (loss) on investments, net increased by $2.4 million during both the three and six months ended June 30, 2020 compared to the prior year periods due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.2	$0.9	$(0.7)	(78%)
Effective tax rate	2.0%	36.3%	(34.3)	(94%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.3	$0.7	$(0.4)	(57%)
Effective tax rate	2.2%	(6.0%)	8.2	137%

Income tax expense decreased by $0.4 million during the six months ended June 30, 2020 compared to the prior year period due to the release of a U.S. valuation allowance on capital loss carryforwards. For the full year 2020, we anticipate that our effective tax rate will be approximately 1%.

Segment Results

As described in the Form 8-K filed on April 2, 2020, our Chief Product Officer resigned effective April 17, 2020. Subsequently, the Chief Product Officer position was eliminated and we reorganized our operations to reflect three lines of business: Research, Consulting, and Events. As a result of these changes, during the three months ended June 30, 2020, we realigned our internal reporting into Research, Consulting, and Events. The realignment eliminated the Products segment as the product lines and organizations supporting the related revenues began operating under separate management structures. The prior period amounts have been revised to conform to the current presentation.

The Research segment includes the revenues of the Research, Connect and Analytics products and the cost of the organizations responsible for developing and delivering our Research, Connect and Analytics products. In addition, this segment includes Consulting revenues from the delivery of advisory services (such as workshops, speeches and advisory days) delivered by our research and analytics analysts. The costs of the product management organization that is responsible for product pricing and packaging and the launch of new products is included in this segment.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

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

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2020
Research revenues
Research	$55,358	$—	$—	$55,358
Connect	13,078	—	—	13,078
Analytics	5,185	—	—	5,185
Total research revenues	73,621	—	—	73,621
Consulting	13,351	21,537	—	34,888
Events	—	—	5,032	5,032
Total segment revenues	86,972	21,537	5,032	113,541
Segment expenses	(25,870)	(10,099)	(3,206)	(39,175)
Year over year revenue change	(5%)	13%	(72%)	(11%)
Year over year expense change	(17%)	7%	(70%)	(24%)

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2019
Research revenues
Research	$56,305	$—	$—	$56,305
Connect	14,067	—	—	14,067
Analytics	5,907	—	—	5,907
Total research revenues	76,279	—	—	76,279
Consulting	15,024	18,993	—	34,017
Events	—	—	17,887	17,887
Total segment revenues	91,303	18,993	17,887	128,183
Segment expenses	(31,209)	(9,474)	(10,693)	(51,376)

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2020
Research revenues
Research	$108,964	$—	$—	$108,964
Connect	26,967	—	—	26,967
Analytics	10,486	—	—	10,486
Total research revenues	146,417	—	—	146,417
Consulting	27,377	40,970	—	68,347
Events	—	—	5,122	5,122
Total segment revenues	173,794	40,970	5,122	219,886
Segment expenses	(53,334)	(20,120)	(3,883)	(77,337)
Year over year revenue change	—	13%	(72%)	(4%)
Year over year expense change	(13%)	6%	(67%)	(16%)

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2019
Research revenues
Research	$106,085	$—	$—	$106,085
Connect	27,638	—	—	27,638
Analytics	11,165	—	—	11,165
Total research revenues	144,888	—	—	144,888
Consulting	29,411	36,392	—	65,803
Events	—	—	18,141	18,141
Total segment revenues	174,299	36,392	18,141	228,832
Segment expenses	(61,148)	(18,908)	(11,665)	(91,721)

Research segment revenues decreased 5% and remained essentially consistent during the three and six months ended June 30, 2020, respectively, compared to the prior year periods, and decreased 7% and 4%, respectively, after adjusting for the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three and six months ended June 30, 2019. The decrease in segment revenues, after adjusting for the deferred revenue fair value adjustment, was due to (1) a decrease in Research product line revenues due to a decrease in our subscription revenues that was partially offset by an increase in reprint product revenues, (2) a decrease in Connect product revenues due primarily to a decrease in the leadership board product,  (3) a decrease in our Analytics products, and (4) a decrease in Consulting product revenues due to a decrease in advisory delivery during the period.

Research segment expenses decreased 17% and 13% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2020 was primarily due to a (1) a $3.0 million decrease in compensation and benefit costs resulting principally from a decrease in incentive bonuses and other cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and (2) a $1.9 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic. The decrease in expenses during the six months ended June 30, 2020 was primarily due to (1) a $5.9 million decrease in compensation and benefit costs resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and (2) a $1.8 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 13% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods driven by strong consulting delivery.

Consulting segment expenses increased 7% and 6% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2020 was primarily due to (1) a $0.8 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and an increase in survey costs, (2) a $0.3 million increase in compensation and benefit costs due to an increase in headcount and merit increases, partially offset by a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, and (3) a $0.4 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic. The increase in expenses during the six months ended June 30, 2020 was primarily due to (1) a $1.5 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and an increase in survey costs, (2) a $0.3 million increase in compensation and benefit costs due to an increase in headcount and merit increases, partially offset by a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, and (3) a $0.6 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Event segment revenues decreased 72% during both the three and six months ended June 30, 2020 compared to the prior year periods and decreased 85% for both periods after adjusting for the fair value adjustment of pre-acquisition deferred revenue that reduced revenues during the three and six months ended June 30, 2019. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having six fewer events during the 2020 period.

Event segment expenses decreased 70% and 67% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2020 was primarily due to (1) a $7.3 million decrease in event expenses due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having six fewer events during the 2020 period, and (2) a $0.2 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic. The decrease in expenses during the six months ended June 30, 2020 was primarily due to (1) a $7.4 million decrease in event expenses due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having six fewer events during the 2020 period, and (2) a $0.3 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 67% of our revenues during the six months ended June 30, 2020, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $25.0 million and $33.5 million during the six months ended June 30, 2020 and 2019, respectively. The $8.5 million decrease in cash provided from operations for the six months ended June 30, 2020 was primarily due to an $18.2 million reduction in cash generated from accounts receivable and deferred revenue due to a reduction in contract bookings for the period, partially offset by the combination of an increase in net income for the period with an increases in cash used for working capital.

During the six months ended June 30, 2020, we used cash in investing activities of $5.1 million for purchases of property and equipment, primarily consisting of software and leasehold improvements. During the six months ended June 30, 2019, we used cash in investing activities of $243.6 million, consisting primarily of $238.9 million for the acquisition of SiriusDecisions, net of cash acquired, and $4.7 million in purchases of property and equipment, consisting primarily of software and leasehold improvements.

We used $17.6 million of cash from financing activities during the six months ended June 30, 2020 primarily due to $18.7 million of repayments of debt that consisted of $14.0 million of discretionary payments on our revolving credit facility and $4.7 million of required repayments of our term loan. We generated $140.7 million of cash in financing activities during the six months ended June 30, 2019 primarily due to $171.3 million of borrowings, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $33.1 million of repayments of debt that consisted of $30.0 million of discretionary payments on our revolving credit facility and $3.1 million of required repayments of our term loan. During the remainder of 2020, we anticipate paying approximately $3.6 million of deferred acquisition purchase price (which consists of up to $2.6 million for a contingent consideration agreement (refer to Note 8 – Fair Value Measurements in the Notes to Consolidated Financial Statements) and $1.0 million of an indemnity holdback) for the FeedbackNow acquisition that occurred in 2018.

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

Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate per annum equal to either (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on our consolidated total leverage ratio or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on our consolidated total leverage ratio. In addition, we will pay a commitment fee that is between 0.25% and 0.35% per annum, based on our consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears. During 2019, we entered into an interest rate swap contract to effectively convert the floating base interest rate to a fixed rate on a majority of the outstanding Term Loan principal balance. Additional information is provided in Note 7 – Derivatives and Hedging in the Notes to the Consolidated Financial Statements.

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

As of June 30, 2020, we were in compliance with our financial covenants under the Credit Agreement. We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost cutting measures implemented during the first half of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect on our business.

As of June 30, 2020, we had cash and cash equivalents of $68.4 million. This balance includes $52.4 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Contractual Obligations

Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 included a material change to the operating lease payments and purchase commitment lines of the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we had the following updated contractual obligations (in thousands):

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments (1)	$104,638	$7,872	$15,957	$15,988	$15,485	$15,130	$34,206
Purchase commitments (2)	8,372	6,632	870	870	—	—	—
	$113,010	$14,504	$16,827	$16,858	$15,485	$15,130	$34,206

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

During the three months ended June 30, 2020, there were no additional material changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However these changes have so far not been material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. In addition, we are updating the risk factor included in both our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, titled “We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business” as follows:

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business.  Our business has been and could continue to be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China, or COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services or events. Any disruption or delay of our customers or third-party service providers would likely impact our operating results. The COVID-19 pandemic has significantly affected our business beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our Events from in-person events to virtual events. We typically generate a significant portion of our Events revenues in the second quarter of the year, including revenues from our two flagship events, the SiriusDecisions Summit and CX North America, both of which were held as virtual events, resulting in significant reduction in revenues and profits from these two events. In addition, we cancelled two small events originally scheduled for the second quarter of the year. We also plan to hold our Events in the second half of 2020 as virtual events. While the duration and severity of this pandemic is uncertain, the Company currently expects a reduction in its subscription Research, Connect and Analytics revenues during the second half of the 2020 due to reduced customer contract booking activity that began in March, and which is expected to continue through at least the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As of June 30, 2020, we were in compliance with our financial covenants under our Credit Agreement (see Note 4 – Debt in the Notes to Consolidated Financial Statements). We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect on us.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the updated risks within this Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2020, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2020, we did not purchase any shares of our common stock under the stock repurchase program. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer (Principal financial officer)

Date: August 10, 2020