Form 10-Q
period 2020-09-30
FORRESTER RESEARCH, INC.
filed 2020-11-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 3, 2020, 18,964,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$73,027	$67,904
Accounts receivable, net of allowance for expected credit losses of $796 and $628 as of September 30, 2020 and December 31, 2019, respectively	54,141	84,605
Deferred commissions	14,408	20,326
Prepaid expenses and other current assets	16,041	19,201
Total current assets	157,617	192,036
Property and equipment, net	28,531	29,937
Operating lease right-of-use assets	73,211	69,100
Goodwill	244,990	243,895
Intangible assets, net	83,386	97,363
Other assets	5,040	6,829
Total assets	$592,775	$639,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,707	$505
Accrued expenses and other current liabilities	54,802	79,857
Current portion of long-term debt	11,719	9,375
Deferred revenue	155,418	179,194
Total current liabilities	223,646	268,931
Long-term debt, net of deferred financing fees	98,268	121,170
Non-current operating lease liabilities	72,940	67,062
Other non-current liabilities	23,213	23,909
Total liabilities	418,067	481,072
Commitments and contingencies
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,579 and 23,275 shares as of September 30, 2020 and December 31, 2019, respectively
Outstanding - 18,948 and 18,644 shares as of September 30, 2020 and December 31, 2019, respectively	236	233
Additional paid-in capital	225,053	216,454
Retained earnings	125,554	118,147
Treasury stock - 4,631 shares as of September 30, 2020 and December 31, 2019	(171,889)	(171,889)
Accumulated other comprehensive loss	(4,246)	(4,857)
Total stockholders’ equity	174,708	158,088
Total liabilities and stockholders’ equity	$592,775	$639,160

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Research	$72,813	$74,548	$219,230	$219,436
Consulting	34,633	32,619	102,980	98,422
Events	1,131	1,429	6,253	19,570
Total revenues	108,577	108,596	328,463	337,428
Operating expenses:
Cost of services and fulfillment	46,125	44,929	133,442	146,610
Selling and marketing	42,209	41,605	121,599	127,655
General and administrative	12,475	13,533	35,936	39,944
Depreciation	2,544	2,121	7,398	6,310
Amortization of intangible assets	4,722	5,654	14,147	16,963
Acquisition and integration costs	328	2,394	3,815	7,848
Total operating expenses	108,403	110,236	316,337	345,330
Income (loss) from operations	174	(1,640)	12,126	(7,902)
Interest expense	(1,259)	(1,904)	(4,104)	(6,341)
Other income (expense), net	(274)	127	(165)	(229)
Gain (loss) on investments, net	—	(17)	2,365	(61)
Income (loss) before income taxes	(1,359)	(3,434)	10,222	(14,533)
Income tax expense (benefit)	2,401	(735)	2,658	(73)
Net income (loss)	$(3,760)	$(2,699)	$7,564	$(14,460)
Basic income (loss) per common share	$(0.20)	$(0.15)	$0.40	$(0.78)
Diluted income (loss) per common share	$(0.20)	$(0.15)	$0.40	$(0.78)
Basic weighted average common shares outstanding	18,872	18,546	18,779	18,448
Diluted weighted average common shares outstanding	18,872	18,546	18,873	18,448

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,760)	$(2,699)	$7,564	$(14,460)

Other comprehensive income (loss), net of taxes:
Foreign currency translation	2,577	(1,614)	1,542	(1,450)
Net change in fair value of interest rate swap	205	—	(931)	—
Other comprehensive income (loss)	2,782	(1,614)	611	(1,450)
Comprehensive income (loss)	$(978)	$(4,313)	$8,175	$(15,910)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,564	$(14,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,398	6,310
Impairment of property and equipment	626	—
Amortization of intangible assets	14,147	16,963
Net (gains) losses from investments	(2,365)	61
Deferred income taxes	(1,600)	(9,257)
Stock-based compensation	7,964	8,605
Operating lease right-of-use asset amortization and impairments	10,525	9,647
Amortization of deferred financing fees	736	720
Foreign currency losses	277	524
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	30,226	33,384
Deferred commissions	5,916	2,036
Prepaid expenses and other current assets	1,693	(610)
Accounts payable	1,183	828
Accrued expenses and other liabilities	(22,481)	(6,550)
Deferred revenue	(23,554)	6,532
Operating lease liabilities	(9,056)	(9,111)
Net cash provided by operating activities	29,199	45,622
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(237,684)
Purchases of property and equipment	(7,279)	(8,362)
Other investing activity	4,335	29
Net cash used in investing activities	(2,944)	(246,017)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	171,275
Payments on borrowings	(21,031)	(40,688)
Payment of debt issuance costs	—	(857)
Deferred acquisition payments	(1,064)	(2,802)
Proceeds from issuance of common stock under employee equity incentive plans	3,514	5,589
Taxes paid related to net share settlements of stock-based compensation awards	(2,876)	(2,232)
Net cash provided by (used in) financing activities	(21,457)	130,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(580)	(1,212)
Net change in cash, cash equivalents and restricted cash	4,218	(71,322)
Cash, cash equivalents and restricted cash, beginning of period	69,192	140,296
Cash, cash equivalents and restricted cash, end of period	$73,410	$68,974
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,385	$5,466
Cash paid for income taxes	$2,338	$3,305

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

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results for the year ending December 31, 2020, or any other period.

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

Liquidity and Impact of COVID-19

The COVID-19 pandemic has significantly affected the Company beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of the Company’s events from in-person to virtual events. The Company had previously announced that its events for the remainder of 2020 will be held as virtual events. While the duration and severity of this pandemic is uncertain, the Company currently expects the reduction in its subscription Research, Connect and Analytics revenues to continue during the fourth quarter of 2020 due to reduced customer contract booking activity that began in March 2020 and continued into the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

As of September 30, 2020, the Company is in compliance with its financial covenants under its Credit Agreement (refer to Note 4 – Debt). The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants which could have a material adverse effect on the Company.

The Company assessed certain accounting estimates that generally require consideration of forecasted financial information in context with the information reasonably available to it and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, the carrying value of its goodwill and other long-lived assets, valuation allowances for tax assets, and revenue recognition. While there was not a material impact to the consolidated financial statements resulting from the Company’s assessments as of and for the three and nine months ended September 30, 2020, the Company’s future assessment of its current expectations of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$73,027	$67,629
Restricted cash classified in (1):
Prepaid expenses and other current assets	345	717
Other assets	38	628
Cash, cash equivalents and restricted cash shown in statement of cash flows	$73,410	$68,974

(1)

Restricted cash consists of collateral required for letters of credit and credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the letters of credit is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

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

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2020 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2019	$628
Cumulative effect adjustment of adopting Topic 326	218
Provision for expected credit losses	591
Write-offs	(637)
Translation adjustments	(4)
Balance at September 30, 2020	$796

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

Note 2 — Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by Accounts Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”). The acquisition method of accounting requires the Company to record the assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. The Company did not have any business combinations during the nine months ended September 30, 2020.

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

The Company recognized $1.7 million of acquisition costs in the nine months ended September 30, 2019 related to the SiriusDecisions acquisition. The costs primarily consisted of investment banker fees and other professional services costs and are included in acquisition and integration costs within the Consolidated Statements of Operations.

Note 3 — Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2020 is summarized as follows (in thousands):

Total
Balance at December 31, 2019	$243,895
Translation adjustments	1,095
Balance at September 30, 2020	$244,990

The Company assesses goodwill for impairment annually on November 30, or on an interim basis if an event indicates a specific impairment may exist. As a result of the Company’s segment realignments during the first half of 2020 (refer to Note 14 – Operating Segments for additional information), the Company performed qualitative assessments of goodwill for all reporting units immediately prior to and after the reporting unit changes and concluded no impairment existed. Approximately $8.0 million of goodwill is allocated to the Company’s Consulting reporting unit, which has a negative carrying value as of September 30, 2020.

As of September 30, 2020, the Company had no accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets
Customer relationships	$109,977	$46,699	$63,278
Technology	16,815	9,326	7,489
Backlog	13,000	11,375	1,625
Trademarks	12,474	1,480	10,994
Total	$152,266	$68,880	$83,386

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets
Customer relationships	$109,825	$40,169	$69,656
Technology	16,661	7,051	9,610
Backlog	13,000	6,500	6,500
Trademarks	12,451	854	11,597
Total	$151,937	$54,574	$97,363

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2020 (remainder)	$4,720
2021	12,380
2022	11,042
2023	10,862
2024	9,751
Thereafter	34,631
Total	$83,386

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

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. As of September 30, 2020, the amount payable in each year is set forth in the table below (in thousands):

2020 (remainder)	$2,344
2021	12,500
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$111,719

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2020, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2020	December 31, 2019
Term loan facility (1)	$111,719	$118,750
Revolving credit facility (2)	—	14,000
Principal amount outstanding (3)	111,719	132,750
Less: Deferred financing fees	(1,732)	(2,205)
Net carrying amount	$109,987	$130,545

(1)

The contractual annualized interest rate as of September 30, 2020 on the Term loan facility was 2.1875%, which consisted of LIBOR of 0.1875% plus a margin of 2.00%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

(2)	The Company had $74.1 million of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2020.
(3)	The weighted average annual effective rate on the Company's total debt outstanding for the three and nine months ended September 30, 2020, was 2.1875% and 2.9006%, respectively.

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

As of September 30, 2020, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost-reduction measures implemented during the first quarter of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants, and it is not certain that the Company would be able to renegotiate the terms of the Credit Agreement in order to provide relief related to the financial covenants. If the Company were unable to meet its financial covenants and then were unable to renegotiate the terms of its financial covenants, all debt outstanding under the Credit Agreement could become immediately due and payable.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2020	2019
Operating lease cost	$4,114	$3,851
Short-term lease cost	81	80
Variable lease cost	1,539	1,197
Sublease income	(65)	(54)
Total lease cost	$5,669	$5,074

	For the Nine Months Ended September 30,
	2020	2019
Operating lease cost	$12,049	$11,215
Short-term lease cost	245	420
Variable lease cost	4,555	3,888
Sublease income	(190)	(121)
Total lease cost	$16,659	$15,402

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,056	$9,111
Operating lease right-of-use assets obtained in exchange for lease obligations	$16,117	$17,770
Weighted-average remaining lease term - operating leases (years)	6.6	6.6
Weighted-average discount rate - operating leases	4.6%	5.1%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows (in thousands):

2020 (remainder)	$3,863
2021	15,285
2022	15,494
2023	14,962
2024	14,575
Thereafter	33,723
Total lease payments	97,902
Less imputed interest	(13,062)
Present value of lease liabilities	$84,840

Lease balances as of September 30, 2020 are as follows (in thousands):

Operating lease right-of-use assets	$73,211

Short-term operating lease liabilities (1)	$11,900
Non-current operating lease liabilities	72,940
Total operating lease liabilities	$84,840

(1)	Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material. The Company incurred $1.4 million of ROU asset impairments during the nine months ended September 30, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition. These impairments are recorded in acquisition and integration costs in the Consolidated Statements of Operations.

Additionally, the Company received a variable incentive payment of $3.5 million in the fourth quarter of 2020 from one of its landlords to terminate the related office space lease early. This amount will be recognized as a reduction in rent expense during the fourth quarter of 2020.

Note 6 – Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2020 or 2019.

The majority of the Company’s contracts are non-cancellable. However, for contracts that are cancellable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.

In addition, since the majority of the Company’s contracts are for a duration of one year and payment is expected within one year from the transfer of products and services, the Company does not adjust its receivables or transaction prices for the effects of a significant financing component.

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

During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $25.5 and $21.2 million, respectively, related to its deferred revenue balance at the beginning of each such period. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $138.6 and $132.8 million, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each such period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $301.0 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of September 30, 2020.

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to operations as the related revenue is recognized over the initial contract term. Amortization expense related to deferred commissions for the three months ended September 30, 2020 and 2019 was $9.9 million and $8.1 million, respectively. Amortization expense related to deferred commissions for the nine months ended September 30, 2020 and 2019 was $27.1 million and $24.1 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date.

Note 7 — Derivatives and Hedging

The Company enters into derivative contracts (an interest rate swap and foreign currency forwards) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (refer to Note 4 – Debt) and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its derivate contracts in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

At September 30, 2020, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at September 30, 2020 was $80.6 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on September 30, 2020 was a liability of $1.4 million (refer to Note 8 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities in the Consolidated Balance Sheets.

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through September 30, 2020, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of September 30, 2020 of $1.0 million (net of taxes) is recorded in accumulated other comprehensive loss. The Company expects $0.7 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months.

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

During the nine months ended September 30, 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by September 30, 2020. Accordingly, as of September 30, 2020, there are no amounts recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2020	2019	2020	2019
Interest expense (1)	$(318)	$—	$(556)	$—
Other income (expense), net (2)	—	—	(157)	—
Total	$(318)	$—	$(713)	$—
(1)	Consists of interest expense from the interest rate swap contract.
(2)	Consists of net realized losses on foreign currency forward contracts.

The Company did not have any derivatives as of, or during, the nine months ended September 30, 2019.

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

Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents and its derivative contracts. The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$502	$—	$—	$502
Total Assets	$502	$—	$—	$502

Liabilities
Contingent purchase price (2)	$—	$—	$(2,684)	$(2,684)
Interest rate swap (3)	—	$(1,441)	—	$(1,441)
Total Liabilities	$—	$(1,441)	$—	$(1,441)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$2,354	$—	$—	$2,354
Total Assets	$2,354	$—	$—	$2,354

Liabilities
Contingent purchase price (2)	$—	$—	$(2,511)	$(2,511)
Interest rate swap (3)	—	$(144)	—	$(144)
Total Liabilities	$—	$(144)	$(2,511)	$(2,655)

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)

The acquisition of FeedbackNow on July 6, 2018 included a contingent consideration arrangement that required up to $4.2 million of consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date. The calculated fair value of the remaining contingent consideration to be paid to the sellers at December 31, 2019 was $2.5 million. As of September 30, 2020, the contingency had been resolved and the remaining contractual payment of $2.7 million was due to the sellers. This amount was paid in October 2020. The amounts as of September 30, 2020 and December 31, 2019 are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(3)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (refer to Note 4 – Debt and Note 7 – Derivatives and Hedging). The fair value of the interest rate swap is based on valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the nine months ended September 30, 2020 and 2019, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

Level 3 activity for the nine months ended September 30, 2020 consisted entirely of the contingent purchase price related to the acquisition of FeedbackNow. Changes in the fair value of Level 3 contingent consideration for the nine months ended September 30, 2020 were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2019	$(2,511)
Fair value adjustment of contingent purchase price (1)	(22)
Foreign exchange effect	(151)
Balance at September 30, 2020	$(2,684)

(1)	This amount was recognized as acquisition and integration costs within the Consolidated Statements of Operations.

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

Income tax expense for the nine months ended September 30, 2020 was $2.7 million resulting in an effective tax rate of 26.0% for the period. Income tax benefit for the nine months ended September 30, 2019 was $0.1 million resulting in an effective tax rate of 0.5% for the period. The increase in income tax expense during the 2020 period was primarily due to the increase in overall U.S. profitability.

The Company anticipates that its effective tax rate for the full year 2020 will be approximately 25%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating the potential impact that the provisions in the CARES may have on its financial position and results of operations.

Note 10 — Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (net of tax, in thousands):

			Total Accumulated
	Interest Rate	Translation	Other Comprehensive
	Swap	Adjustment	Income (Loss)
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	—	2,577	2,577
Unrealized loss before reclassification	(23)	—	(23)
Reclassification of AOCI/L to income (1)	228	—	228
Other comprehensive income (loss) for the period	205	2,577	2,782
Balance at September 30, 2020	$(1,035)	$(3,211)	$(4,246)

		Total Accumulated
	Translation	Other Comprehensive
	Adjustment	Income (Loss)
Balance at June 30, 2019	$(4,990)	$(4,990)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	(1,614)	(1,614)
Other comprehensive income (loss) for the period	(1,614)	(1,614)
Balance at September 30, 2019	$(6,604)	$(6,604)

			Total Accumulated
	Interest Rate	Translation	Other Comprehensive
	Swap	Adjustment	Income (Loss)
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	—	1,542	1,542
Unrealized loss before reclassification	(1,330)	—	(1,330)
Reclassification of AOCI/L to income (1)	399	—	399
Other comprehensive income (loss) for the period	(931)	1,542	611
Balance at September 30, 2020	$(1,035)	$(3,211)	$(4,246)

		Total Accumulated
	Translation	Other Comprehensive
	Adjustment	Income (Loss)
Balance at December 31, 2018	$(5,154)	$(5,154)
Other comprehensive income (loss) activity during the period:
Foreign currency translation	(1,450)	(1,450)
Other comprehensive income (loss) for the period	(1,450)	(1,450)
Balance at September 30, 2019	$(6,604)	$(6,604)
(1)

Reclassifications are related to the Company’s interest rate swap (cash flow hedge) and were recorded in Interest expense in the Consolidated Statements of Operations. Refer to Note 7 – Derivatives and Hedging.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	18,872	18,546	18,779	18,448
Weighted average common equivalent shares	—	—	94	—
Diluted weighted average common shares outstanding	18,872	18,546	18,873	18,448
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	790	1,090	427	1,086

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409
Issuance of common stock under stock plans, net	178	2	(422)	—	—	—	—	(420)
Stock-based compensation expense	—	—	2,697	—	—	—	—	2,697
Net loss	—	—	—	(3,760)	—	—	—	(3,760)
Other comprehensive income	—	—	—	—	—	—	2,782	2,782
Balance at September 30, 2020	23,579	$236	$225,053	$125,554	4,631	$(171,889)	$(4,246)	$174,708

	Three Months Ended September 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2019	23,089	$231	$210,378	$115,956	4,631	$(171,889)	$(4,990)	$149,686
Issuance of common stock under stock plans, net	158	1	(794)	—	—	—	—	(793)
Stock-based compensation expense	—	—	3,072	—	—	—	—	3,072
Net loss	—	—	—	(2,699)	—	—	—	(2,699)
Other comprehensive loss	—	—	—	—	—	—	(1,614)	(1,614)
Balance at September 30, 2019	23,247	$232	$212,656	$113,257	4,631	$(171,889)	$(6,604)	$147,652

	Nine Months Ended September 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, net	304	3	635	—	—	—	—	638
Stock-based compensation expense	—	—	7,964	—	—	—	—	7,964
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax of $61	—	—	—	(157)	—	—	—	(157)
Net income	—	—	—	7,564	—	—	—	7,564
Other comprehensive income	—	—	—	—	—	—	611	611
Balance at September 30, 2020	23,579	$236	$225,053	$125,554	4,631	$(171,889)	$(4,246)	$174,708

	Nine Months Ended September 30, 2019
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, net	296	2	3,355	—	—	—	—	3,357
Stock-based compensation expense	—	—	8,605	—	—	—	—	8,605
Net loss	—	—	—	(14,460)	—	—	—	(14,460)
Other comprehensive loss	—	—	—	—	—	—	(1,450)	(1,450)
Balance at September 30, 2019	23,247	$232	$212,656	$113,257	4,631	$(171,889)	$(6,604)	$147,652

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2020 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	656	$42.94
Granted	355	35.10
Vested	(267)	42.21
Forfeited	(84)	43.60
Unvested at September 30, 2020	660	$38.94

Stock option activity for the nine months ended September 30, 2020 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2019	436	$35.62
Granted	—	—
Exercised	(29)	32.94
Forfeited	(53)	37.75
Outstanding at September 30, 2020	354	$35.52	3.26	$28
Vested and Exercisable at September 30, 2020	354	$35.52	3.26	$28

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of services and fulfillment	$1,638	$1,782	$4,463	$4,812
Selling and marketing	446	441	1,231	1,366
General and administrative	613	849	2,270	2,427
Total	$2,697	$3,072	$7,964	$8,605

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.12%	1.89%	0.12%	1.89%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	93%	30%	93%	30%
Weighted average fair value	$14.57	$8.29	$14.57	$8.29

Dividends

In 2019, the Company suspended its dividends program as a result of the acquisition of SiriusDecisions on January 3, 2019 (refer to Note 2 – Acquisitions), and the related debt incurred to fund the acquisition (refer to Note 4 – Debt). The Company did not declare or pay any dividends in the nine months ended September 30, 2020 and 2019, respectively.

Treasury Stock

As of September 30, 2020, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of common stock. From the inception of the program through September 30, 2020, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 13 — Non-Marketable Investments

At September 30, 2020 and December 31, 2019, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds, was $0.5 million and $2.5 million, respectively, and is included in Other assets in the Consolidated Balance Sheets.

The Company’s non-marketable investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5% and, accordingly, the Company records its share of the investee’s operating results each period. Gains from non-marketable investments were zero and $2.4 million during the three and nine months ended September 30, 2020, respectively, and are included in Gain (loss) on investments, net in the Consolidated Statements of Operations. Gains and losses from non-marketable investments were immaterial during the three months ended September 30, 2019. Losses from non-marketable investments were $0.1 million during the nine months ended September 30, 2019.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the three and nine months ended September 30, 2020, $4.3 million was distributed from the funds to the Company. This amount was included within Other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the three and nine months ended September 30, 2019, no distributions were received from the funds.

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

The Research segment includes the revenues of the Research, Connect and Analytics products and the cost of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues from advisory services (such as workshops, speeches and advisory days) delivered by the Company’s research and analytics analysts. The costs of the product management organization responsible for product pricing and packaging, and the launch of new products, is included in this segment.

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

The Company provides disaggregated revenue by product in the segment tables below (in thousands):

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2020
Research revenues
Research	$54,107	$—	$—	$54,107
Connect	13,710	—	—	13,710
Analytics	4,996	—	—	4,996
Total research revenues	72,813	—	—	72,813
Consulting	13,372	21,261	—	34,633
Events	—	—	1,131	1,131
Total segment revenues	86,185	21,261	1,131	108,577
Segment expenses	(28,645)	(9,646)	(1,284)	(39,575)
Selling, marketing, administrative and other expenses				(63,778)
Amortization of intangible assets				(4,722)
Acquisition and integration costs				(328)
Interest expense, other expense and gains on investments				(1,533)
Loss before income taxes				$(1,359)

	Research	Consulting	Events	Consolidated
Three Months Ended September 30, 2019
Research revenues
Research	$55,022	$—	$—	$55,022
Connect	14,257	—	—	14,257
Analytics	5,269	—	—	5,269
Total research revenues	74,548	—	—	74,548
Consulting	13,357	19,262	—	32,619
Events	—	—	1,429	1,429
Total segment revenues	87,905	19,262	1,429	108,596
Segment expenses	(28,632)	(9,299)	(1,733)	(39,664)
Selling, marketing, administrative and other expenses				(62,524)
Amortization of intangible assets				(5,654)
Acquisition and integration costs				(2,394)
Interest expense, other income and losses on investments				(1,794)
Loss before income taxes				$(3,434)

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2020
Research revenues
Research	$163,071	$—	$—	$163,071
Connect	40,677	—	—	40,677
Analytics	15,482	—	—	15,482
Total research revenues	219,230	—	—	219,230
Consulting	40,749	62,231	—	102,980
Events	—	—	6,253	6,253
Total segment revenues	259,979	62,231	6,253	328,463
Segment expenses	(81,979)	(29,766)	(5,167)	(116,912)
Selling, marketing, administrative and other expenses				(181,463)
Amortization of intangible assets				(14,147)
Acquisition and integration costs				(3,815)
Interest expense, other expense and gains on investments				(1,904)
Income before income taxes				$10,222

	Research	Consulting	Events	Consolidated
Nine Months Ended September 30, 2019
Research revenues
Research	$161,107	$—	$—	$161,107
Connect	41,895	—	—	41,895
Analytics	16,434	—	—	16,434
Total research revenues	219,436	—	—	219,436
Consulting	42,768	55,654	—	98,422
Events	—	—	19,570	19,570
Total segment revenues	262,204	55,654	19,570	337,428
Segment expenses	(89,780)	(28,207)	(13,398)	(131,385)
Selling, marketing, administrative and other expenses				(189,134)
Amortization of intangible assets				(16,963)
Acquisition and integration costs				(7,848)
Interest expense, other expense and losses on investments				(6,631)
Loss before income taxes				$(14,533)

Note 15 — Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. Regardless of the outcome, litigation can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, payments pursuant to existing acquisition agreements, acquisition and integration costs, future dividends, future share repurchases, future growth rates and operating income, future compliance with financial covenants under our credit facility, anticipated increases in, and productivity of, our sales force and headcount, and the adequacy of our cash and cash flows to satisfy our working capital and capital expenditures. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research, Connect, and Analytics products, our ability to fulfill existing or generate new advisory and consulting engagements, our ability to generate and increase demand for the Events we host, technology spending, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our ability to integrate the operations of acquired companies, the impact of our outstanding debt, the possibility of network disruptions and security breaches, competition and industry consolidation, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, possible variations in our quarterly operating results, taxation risks, concentration of our stock ownership, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The COVID-19 pandemic has significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. We had previously announced that our events for the remainder of 2020 will be held as virtual events. While the duration and severity of this pandemic is uncertain, we currently expect the reduction in our subscription Research, Connect and Analytics revenues to continue during the fourth quarter of  2020 due to reduced customer contract booking activity that began in March 2020 and continued into the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As previously noted, on January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (B2B) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice to maximize performance and drive alignment. Pursuant to the terms of the merger agreement, we paid $246.8 million at closing. Net cash paid, which accounts for the cash acquired of $7.9 million and a subsequent working capital adjustment, was $237.7 million. We paid for the acquisition with $175.0 million of debt and cash on hand. Refer to Note 2 - Acquisitions and Note 4 – Debt in the Notes to Consolidated Financial Statements for more information on the acquisition and related debt obligations.

We derive revenues from subscriptions to our Research, Connect and Analytics products and services, licensing electronic “reprints” of our Research, performing advisory services and consulting projects, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Subscription product revenues are recognized ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase advisory and consulting services independently and/or to supplement their access to our subscription products. Consulting project revenues, which generally are short-term in nature and based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as workshops, speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to advisory services and consulting projects are initially recorded as deferred revenue. Events revenues consist of ticket or sponsorship sales for a Forrester-hosted event. Billings for Events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Deferred revenue	$155.4	$168.0	$(12.6)	(8%)
Agreement value	$337.9	$355.2	$(17.3)	(5%)
Client retention	65%	73%	(8)	(11%)
Dollar retention	88%	90%	(2)	(2%)
Enrichment	98%	111%	(13)	(12%)
Number of clients	2,660	2,867	(207)	(7%)

Deferred revenue and agreement value decreased 8% and 5%, respectively, at September 30, 2020 compared to the prior year, primarily due to a reduction in contract bookings during the nine months ended September 30, 2020 due to the negative economic effects of COVID-19. Retention and enrichment rates decreased from the prior year due to the decrease in contract bookings experienced in 2020.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Research	67.1%	68.6%	66.7%	65.0%
Consulting	31.9	30.0	31.4	29.2
Events	1.0	1.4	1.9	5.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.5	41.4	40.6	43.4
Selling and marketing	38.9	38.3	37.0	37.8
General and administrative	11.5	12.5	10.9	11.8
Depreciation	2.3	2.0	2.3	1.9
Amortization of intangible assets	4.3	5.2	4.3	5.0
Acquisition and integration costs	0.3	2.1	1.2	2.4
Income (loss) from operations	0.2	(1.5)	3.7	(2.3)
Interest expense	(1.2)	(1.8)	(1.2)	(1.9)
Other income (expense), net	(0.3)	0.1	(0.1)	(0.1)
Gain (loss) on investments, net	—	—	0.7	—
Income (loss) before income taxes	(1.3)	(3.2)	3.1	(4.3)
Income tax expense (benefit)	2.2	(0.7)	0.8	—
Net income (loss)	(3.5%)	(2.5%)	2.3%	(4.3%)

Three and Nine Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$108.6	$108.6	—	—
Research revenues	$72.8	$74.5	$(1.7)	(2%)
Consulting revenues	$34.6	$32.6	$2.0	6%
Events revenues	$1.2	$1.5	$(0.3)	(20%)
Revenues attributable to customers outside of the U.S.	$22.4	$23.3	$(0.9)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	21%	21%	—	—
Number of events	2	3	(1)	(33%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$328.5	$337.4	$(8.9)	(3%)
Research revenues	$219.2	$219.4	$(0.2)	—
Consulting revenues	$103.0	$98.4	$4.6	5%
Events revenues	$6.3	$19.6	$(13.3)	(68%)
Revenues attributable to customers outside of the U.S.	$65.8	$70.2	$(4.4)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	20%	21%	(1)	(5%)
Number of events	5	12	(7)	(58%)

Total revenues remained essentially consistent and decreased 3% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the three and nine months ended September 30, 2019, favorably impacting the comparable periods in 2020 by 1% and 3%, respectively. Revenues from customers outside the U.S. decreased 4% and 6% during the three and nine months ended September 30, 2020, respectively, which was primarily due to a decrease in revenues in Canada and the United Kingdom.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues decreased 2% and remained essentially consistent during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the three and nine months ended September 30, 2019, favorably impacting the comparable periods in 2020 by 2% and 4%, respectively. During the three and nine months ended September 30, 2020, the decrease in Research revenues, after adjusting for the deferred revenue fair value adjustment, was driven by reduced revenues for the Research, Connect, and Analytics products.

Consulting revenues increased 6% and 5% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods primarily due to growth in project consulting that was partially offset by slower growth in advisory services.

Events revenues decreased 20% and 68% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the nine months ended September 30, 2019, favorably impacting the comparable period in 2020 by 13%. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year period due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having seven fewer events during the 2020 period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$46.1	$44.9	$1.2	3%
Cost of services and fulfillment as a percentage of total revenues	42.5%	41.4%	1.1	3%
Service and fulfillment employees (at end of period)	794	763	31	4%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$133.4	$146.6	$(13.2)	(9%)
Cost of services and fulfillment as a percentage of total revenues	40.6%	43.4%	(2.8)	(6%)

Cost of services and fulfillment expenses increased 3% during the three months ended September 30, 2020 compared to the prior year period. The increase was primarily due to (1) a $2.9 million increase in compensation and benefits due to an increase in headcount, merit increases, and the reinstatement of some employee benefits during the third quarter that were previously suspended as a result of the impact of the COVID-19 pandemic, and (2) a $0.9 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery and survey costs. These increases were partially offset by (1) a $1.8 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (2) a $0.5 million decrease in event expenses due to switching our events to virtual delivery as a result of the COVID-19 pandemic, and one less event compared to the prior year period.

Cost of services and fulfillment expenses decreased 9% during the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to (1) an $8.3 million decrease in event expenses due to switching our events to virtual delivery as a result of the COVID-19 pandemic, as well as seven less events compared to the prior year period, (2) a $5.0 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, (3) a $2.8 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and (4) a $0.3 million decrease in stock compensation expense. These decreases were partially offset by a $3.5 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery, temporary contractors, survey costs, and product enhancements.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$42.2	$41.6	$0.6	1%
Selling and marketing expenses as a percentage of total revenues	38.9%	38.3%	0.6	2%
Selling and marketing employees (at end of period)	795	780	15	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$121.6	$127.7	$(6.1)	(5%)
Selling and marketing expenses as a percentage of total revenues	37.0%	37.8%	(0.8)	(2%)

Selling and marketing expenses increased 1% during the three months ended September 30, 2020 compared to the prior year period. The increase was primarily due to a $3.0 million increase in compensation and benefit costs due to an increase in headcount, merit increases, commissions expense and the reinstatement of some employee benefits previously suspended as a result of the impact of the COVID-19 pandemic. This increase was partially offset by (1) a $1.6 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, (2) a $0.5 million decrease in bad debt expense, and (3) a $0.2 million decrease in professional services costs.

Selling and marketing expenses decreased 5% during the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $5.3 million decrease in travel and entertainment expenses due to reduced travel and other related cost reduction measures as a result of the COVID-19 pandemic, (2) a $0.5 million decrease in marketing and training costs as a result of moving our events to virtual delivery, and (3) a $0.4 million decrease in bad debt expense. These decreases were partially offset by a $0.3 million increase in compensation and benefit costs, resulting principally from an increase in headcount and merit increases as well as an increase in commissions expense, partially offset by a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$12.5	$13.5	$(1.0)	(7%)
General and administrative expenses as a percentage of total revenues	11.5%	12.5%	(1.0)	(8%)
General and administrative employees (at end of period)	234	242	(8)	(3%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$35.9	$39.9	$(4.0)	(10%)
General and administrative expenses as a percentage of total revenues	10.9%	11.8%	(0.9)	(8%)

General and administrative expenses decreased 7% during the three months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $0.6 million decrease in professional services costs mostly due to a decrease in consulting expenses, (2) a $0.2 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (3) a $0.2 million decrease in stock compensation expense.

General and administrative expenses decreased 10% during the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to (1) a $2.5 million decrease in compensation and benefit costs, resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, as well as a decrease in headcount, (2) a $0.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, (3) a $0.5 million decrease in professional services costs mostly due to a decrease in consulting expenses, and (4) a $0.2 million decrease in stock compensation expense.

Depreciation

Depreciation expense increased by $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods due primarily to additional leasehold improvements being put into service.

Amortization of Intangible Assets

Amortization expense decreased by $0.9 million and $2.8 million during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods due to certain technology intangible assets becoming fully amortized.

Acquisition and Integration Costs

We did not have any acquisitions in 2020 and had one acquisition, SiriusDecisions, at the beginning of 2019. Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies and primarily consist of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and lease expense for unused facilities.

Acquisition and integration costs decreased by $2.1 million during the three months ended September 30, 2020 compared to the prior year period primarily due to a decrease in professional service fees and severance, partially offset by an increase related to the benefit of recording deferred commissions for SiriusDecisions in the year of the acquisition.

Acquisition and integration costs decreased by $4.0 million during the nine months ended September 30, 2020 compared to the prior year period primarily due to (1) a $4.8 million decrease in professional service fees and transaction costs, (2) a $2.3 million decrease in severance, and (3) a $0.7 million decrease in marketing and insurance costs. These decreases were partially offset by (1) a $2.3 million increase related to the benefit of recording deferred commissions for SiriusDecisions in the year of the acquisition, and (2) a $1.9 million ROU asset impairment recognized in the 2020 period.

We expect to incur integration costs in a range of $4.5 million to $5.0 million for the year ending December 31, 2020.

Interest Expense

Interest expense consists of interest on our borrowings used to finance the previous acquisition of SiriusDecisions and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.6 million and $2.2 million during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. These decreases were due to lower average outstanding borrowings and lower effective interest rates.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. The decrease in other income (expense), net of $0.4 million during the three months ended September 30, 2020 compared to the prior year period was primarily due to an increase in foreign currency losses. The increase in other income (expense), net of $0.1 million during the nine months ended September 30, 2020 compared to the prior year period was primarily due to a decrease in foreign currency losses.

Gain (Loss) on Investments, Net

Gain (loss) on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain (loss) on investments, net remained essentially consistent during the three months ended September 30, 2020 compared to the prior year period. Gain (loss) on investments, net increased by $2.4 million during the nine months ended September 30, 2020 compared to the prior year period due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.4	$(0.7)	$3.1	443%
Effective tax rate	(176.7%)	21.4%	(198.1)	(926%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.7	$(0.1)	$2.8	2,800%
Effective tax rate	26.0%	0.5%	25.5	5,100%

Income tax expense increased by $2.8 million during the nine months ended September 30, 2020 compared to the prior year period primarily due to the increase in overall U.S. profitability. For the full year 2020, we anticipate that our effective tax rate will be approximately 25%.

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

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2020
Research revenues
Research	$54,107	$—	$—	$54,107
Connect	13,710	—	—	13,710
Analytics	4,996	—	—	4,996
Total research revenues	72,813	—	—	72,813
Consulting	13,372	21,261	—	34,633
Events	—	—	1,131	1,131
Total segment revenues	86,185	21,261	1,131	108,577
Segment expenses	(28,645)	(9,646)	(1,284)	(39,575)
Year over year revenue change	(2%)	10%	(21%)	—
Year over year expense change	—	4%	(26%)	—

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2019
Research revenues
Research	$55,022	$—	$—	$55,022
Connect	14,257	—	—	14,257
Analytics	5,269	—	—	5,269
Total research revenues	74,548	—	—	74,548
Consulting	13,357	19,262	—	32,619
Events	—	—	1,429	1,429
Total segment revenues	87,905	19,262	1,429	108,596
Segment expenses	(28,632)	(9,299)	(1,733)	(39,664)

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2020
Research revenues
Research	$163,071	$—	$—	$163,071
Connect	40,677	—	—	40,677
Analytics	15,482	—	—	15,482
Total research revenues	219,230	—	—	219,230
Consulting	40,749	62,231	—	102,980
Events	—	—	6,253	6,253
Total segment revenues	259,979	62,231	6,253	328,463
Segment expenses	(81,979)	(29,766)	(5,167)	(116,912)
Year over year revenue change	(1%)	12%	(68%)	(3%)
Year over year expense change	(9%)	6%	(61%)	(11%)

	Research	Consulting	Events	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2019
Research revenues
Research	$161,107	$—	$—	$161,107
Connect	41,895	—	—	41,895
Analytics	16,434	—	—	16,434
Total research revenues	219,436	—	—	219,436
Consulting	42,768	55,654	—	98,422
Events	—	—	19,570	19,570
Total segment revenues	262,204	55,654	19,570	337,428
Segment expenses	(89,780)	(28,207)	(13,398)	(131,385)

Research segment revenues decreased 2% and 1% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the three and nine months ended September 30, 2019, favorably impacting the comparable periods in 2020 by 2% and 3%, respectively. The decrease in segment revenues during the three months ended September 30, 2020, after adjusting for the deferred revenue fair value adjustment, was due to (1) a decrease in Research product line revenues due to a decrease in our subscription revenues that was partially offset by an increase in reprint product revenues, and (2) a decrease in Connect product revenues due primarily to a decrease in the leadership board product that was partially offset by an increase in the learning and executive programs products. The decrease in segment revenues during the nine months ended September 30, 2020, after adjusting for the deferred revenue fair value adjustment, was due to (1) a decrease in Research product line revenues due to a decrease in our subscription revenues that was partially offset by an increase in reprint product revenues, (2) a decrease in Connect product revenues due primarily to a decrease in the leadership board product that was partially offset by an increase in the learning and executive programs products, (3) a decrease in our Analytics products, and (4) a decrease in Consulting product revenues due to a decrease in advisory delivery during the period.

Research segment expenses remained essentially consistent and decreased 9% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The decrease in expenses during the nine months ended September 30, 2020 was primarily due to (1) a $4.6 million decrease in compensation and benefit costs resulting principally from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and (2) a $3.2 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 10% and 12% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods driven by strong demand for consulting services.

Consulting segment expenses increased 4% and 6% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2020 was primarily due to (1) a $0.7 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and an increase in survey costs, which was partially offset by a $0.4 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic. The increase in expenses during the nine months ended September 30, 2020 was primarily due to (1) a $2.2 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and an increase in survey costs, temporary contractors, and product enhancements, (2) a $0.5 million increase in compensation and benefit costs due to an increase in headcount and merit increases, partially offset by a decrease in incentive bonuses due to the cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, and (3) a $1.0 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Event segment revenues decreased 21% and 68% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the nine months ended September 30, 2019, favorably impacting the comparable period in 2020 by 13%. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having seven fewer events during the 2020 period.

Event segment expenses decreased 26% and 61% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2020 was primarily due to a $0.4 million decrease in event expenses due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having one fewer event during the 2020 period. The decrease in expenses during the nine months ended September 30, 2020 was primarily due to (1) a $7.9 million decrease in event expenses due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having seven fewer events during the 2020 period, and (2) a $0.3 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 67% of our revenues during the nine months ended September 30, 2020, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $29.2 million and $45.6 million during the nine months ended September 30, 2020 and 2019, respectively. The $16.4 million decrease in cash provided from operations for the nine months ended September 30, 2020 was primarily due to a $33.2 million reduction in cash generated from accounts receivable and deferred revenue due to a reduction in contract bookings for the period, partially offset by the combination of an increase in net income for the period with an increase in cash used for working capital.

During the nine months ended September 30, 2020, we used cash in investing activities of $2.9 million primarily for $7.3 million of purchases of property and equipment, primarily consisting of software and leasehold improvements. This was partially offset by a $4.3 million distribution received from an equity method investment. During the nine months ended September 30, 2019, we used cash in investing activities of $246.0 million, consisting primarily of $237.7 million for the acquisition of SiriusDecisions, net of cash acquired, and $8.4 million in purchases of property and equipment, consisting primarily of software and leasehold improvements.

We used $21.5 million of cash from financing activities during the nine months ended September 30, 2020 primarily due to $21.0 million of repayments of debt that consisted of $14.0 million of discretionary payments on our revolving credit facility and $7.0 million of required repayments of our term loan. We generated $130.3 million of cash in financing activities during the nine months ended September 30, 2019 primarily due to $171.3 million of borrowings, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $40.7 million of repayments of debt that consisted of $36.0 million of discretionary payments on our revolving credit facility and $4.7 million of required repayments of our term loan. During the remainder of 2020, we anticipate paying approximately $2.7 million of deferred acquisition purchase price for a contingent consideration agreement (refer to Note 8 – Fair Value Measurements in the Notes to Consolidated Financial Statements).

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

As of September 30, 2020, we were in compliance with our financial covenants under the Credit Agreement. We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the cost cutting measures implemented during the first half of the year. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect on our business.

As of September 30, 2020, we had cash and cash equivalents of $73.0 million. This balance includes $57.9 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

(1)

We primarily lease office space under non-cancellable operating lease agreements. During the three months ended March 31, 2020, we entered into several operating leases that commenced later in 2020. These leases require us to make $17.2 million of lease payments over the terms of the leases, which are up to ten years. This additional amount is reflected in the table above.

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

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However, these changes have so far not been material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. In addition, we are updating the risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2020 and June 30, 2020, titled “We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business” as follows:

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business.  Our business has been and could continue to be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China, or COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services or events. Any disruption or delay of our customers or third-party service providers would likely impact our operating results. The COVID-19 pandemic has significantly affected our business beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our Events from in-person events to virtual events. We typically generate a significant portion of our Events revenues in the second quarter of the year, including revenues from our two flagship events, the SiriusDecisions Summit and CX North America, both of which were held as virtual events, resulting in significant reduction in revenues and profits from these two events. We held our Events during the third quarter as virtual events and also plan to hold our Events for the remainder of 2020 as virtual events. While the duration and severity of this pandemic is uncertain, the Company currently expects the reduction in its subscription Research, Connect and Analytics revenues to continue during the fourth quarter of 2020 due to reduced customer contract booking activity that began in March and continued into the third quarter of 2020. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

We have implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

As of September 30, 2020, we were in compliance with our financial covenants under our Credit Agreement (refer to Note 4 – Debt in the Notes to Consolidated Financial Statements). We currently forecast that we will be in compliance with our financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our financial covenants which could have a material adverse effect on us.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2020 and June 30, 2020, and the updated risks within this Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2020, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2020, we did not purchase any shares of our common stock under the stock repurchase program. As previously disclosed, subsequent to our acquisition of SiriusDecisions we anticipate continuing to substantially reduce or eliminate repurchases of our common stock during 2020.

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

Date: November 6, 2020