Form 10-K
period 2020-12-31
FORRESTER RESEARCH, INC.
filed 2021-03-11
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was approximately $348,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2021 was 19,123,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2021 Annual Stockholders’ Meeting to be filed subsequently -- Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates and operating income, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, future modification of our segment reporting, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

Forrester Research, Inc. is a global independent research and advisory firm. We help leaders across technology, marketing, customer experience, product and sales functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. Our unique insights are grounded in annual surveys of more than 675,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, over 45 million real-time feedback votes, and the shared wisdom of our clients.

We were incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 16, 1996.

Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Consequently, companies and the professionals we serve must rely on external sources of independent business advice and data spanning a variety of areas including but not limited to customer behavior, technology investments, business strategy, and functional disciplines. We believe there is a need for objective research, data, advisory, and related services that allow our clients to understand market dynamics, develop differentiated strategies, and execute in a complex, fast-moving market.

Forrester’s Strategy

We believe that market dynamics — from empowered customers to the COVID-19 pandemic — have fundamentally changed business and technology. Executives and the companies they lead need to adapt to new challenges such as accelerating digital transformation or even pivoting to entirely new business models. Our research has shown that companies that center everything they do around the customer, what we call customer-obsessed firms, grow faster and are more profitable. As a result, customer obsession is the foundation of our strategy and our research. Our unique strategy, products, and services are designed to help enterprises become customer-obsessed in service of differentiated customer experiences, growth, and profit.

In furtherance of our strategy, we: 1) help our clients understand what is changing in their markets and how their customers and technology are changing; 2) provide guidance on how clients should build their strategies to achieve competitive advantage; 3) gather real-time data to enable our clients to immediately improve their customer experience; and 4) provide specific, actionable guidance for how to execute on those strategies quickly and decisively. Our broad set of products, services, and engagement opportunities are designed to help our clients shorten the distance between a bold vision and superior execution.

Importantly, the three areas where we work with our clients — vision, strategy, and execution — are interrelated and widespread in the large organizations that we serve. This creates opportunities to sell add-on products and services to our existing clients. In addition, we believe our go-to-market strategy is unique, increasing our competitive differentiation.

Products and Services

We offer our clients a selection of products, services, and engagement opportunities, which fall into three main categories: Research, Consulting, and Events. These solutions help our clients to:

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

Research

Our primary Research products and services include Forrester Research and SiriusDecisions® Research (our core research offerings), Connect (our peer offerings), and Analytics.

Forrester Research and SiriusDecisions Research

Forrester’s published research and tools serve as the foundation for how we address our clients’ and prospects’ opportunities and challenges. We believe that our Research enables clients to do three things: 1) clarify and predict market dynamics to set a bold vision for their firm; 2) build customer-obsessed strategies to achieve competitive advantage; and 3) execute effectively to drive revenue and profit. We offer two distinct Research products, Forrester Research and SiriusDecisions Research.

Our primary subscription research product, Forrester Research, provides clients with access to our core research designed to expand our clients’ understanding of external trends and tools to inform their strategic decision-making. We deepen clients’ understanding of market, customer, and technology trends through data-driven reports, predictions, and forecasts. Our Playbooks offer a set of integrated reports and tools to tackle critical business initiatives. They provide in-depth advice designed to build detailed strategies for these initiatives, including assessments, roadmaps, and business cases, as well as organizational, process, and technology guidance.

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

SiriusDecisions Research delivers operational intelligence and fact-based insight to functional marketing, sales, and product leaders of business-to-business (“B2B”) organizations and their teams. Research types include best-practice models and frameworks to structure functional operations, insights from more than 30 B2B buyer personas, event presentations, webinars, role profiles, select best practices implemented by peers, and the interactive, web-based SiriusTools® to aid in planning, execution, and measurement.

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

All Research clients receive access to our Customer Success team, which provides additional information about our research, methodologies, and coverage areas. The Customer Success team is available to help clients find relevant information to support their initiatives and connect clients with the appropriate analyst for inquiries.

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

Research Methodology

We employ a structured methodology in our research that enables us to identify and analyze technology trends, markets, and audiences and ensures consistent research quality and recommendations across all coverage areas. We ascertain the issues important to our clients and prospects through thousands of interactions and surveys with technology vendors and business, marketing, and technology professionals, and accordingly, the majority of our research is focused on helping our clients increase their customer focus and grow their business. We use the following primary research inputs:

•	Proprietary data from Forrester’s Customer Experience Index (“CX Index”™), Consumer Technographics®, Business Technographics, and SiriusDecisions Command Center products.
•	Confidential interviews with early adopters and mainstream users of new technologies across technology, marketing, and strategy roles at end-user companies.
•	In-depth interviews with technology vendors and suppliers of related services.
•	Ongoing briefings with vendors to review current positions and future directions.
•	Continuous dialogue with our clients to identify business and technology opportunities in the marketplace.

Collaboration across our organization is an integral part of our process, leading to higher-quality research and a unified perspective. Our global research, consulting, and events organizations support our client base by facilitating research and product collaboration and quality, promoting a uniform client experience and improved customer satisfaction, and encouraging innovation.

Connect

The Forrester Connect offerings are designed to help clients connect with peers and Forrester’s professionals, optimize use of our products and services, and to coach executives to lead far-reaching change within their organizations.

Leadership Boards

Our Leadership Boards are exclusive peer groups for customer experience, marketing and technology executives, and other senior leaders at large organizations worldwide. Clients may participate in one or more Leadership Board programs. In addition to a Member license to access the appropriate Research offering, members of our Leadership Boards receive access to one ticket to attend a Forrester event, exclusive peer meetings, and access to Forrester experts.

Executive Programs

Our Executive Programs provide Chief Marketing Officers, Chief Information Officers, and Chief Experience Officers with a trusted partner who helps the executives and their teams establish and tackle their most important initiatives. In addition to a Member license for our research offering and one ticket to attend a Forrester event, our Executive Programs provide on-site strategy workshops, personalized research and analysis, and access to Forrester experts.

We also offer Team Access licenses that allow members of a Leadership Board or Executive Program to assign Member or Reader licenses to individuals within their extended teams to enhance collaboration and access to our Research offerings.

Certification

Our certification offerings consist of a series of courses for leaders and their teams that complement each other and are purchased individually. Courses are delivered online leveraging a combination of short videos, hands-on exercises, and peer discussions. Courses are offered regularly throughout the year. Starting in late 2020, we expanded our certification offerings to include foundational and more advanced topics. Certification courses are 8-week facilitated experiences designed to help individuals gain critical proficiencies and to help teams develop a common vocabulary and mindset. We offer certification courses in three areas:

•	B2B marketing, which builds off our SiriusDecisions research and teaches the concepts and skills that enable marketing professionals to drive successful marketing strategies;
•	Customer experience (“CX”), enabling our clients to learn the core skills needed to carry out a CX program aimed at driving business growth; and
•

Zero Trust certification, which provides cybersecurity professionals and others collaborating with them with the knowledge, skills, and confidence to adopt Forrester’s “Zero Trust” approach to information security at their organizations.

We also offer custom enterprise CX Essentials programs that are designed to train a diverse group of employees and can be integrated into our customers’ learning management systems.

Analytics

Our Analytics products and services are designed to provide fact-based customer insights to our clients. Clients can leverage our Analytics products and services or choose to have us conduct custom data analysis on their behalf. Our Analytics products and services include:

•

Forrester’s Customer Experience Index (CX Index).    The CX Index is a framework for assessing and measuring the quality of customer experience for nearly 500 brands worldwide. This unique framework provides useful and actionable analysis including a customer experience score, quantitative information about the score, and the most important drivers to improve the customer experience, along with a Business Impact Simulator tool that models out potential revenue uplift to help guide clients’ investments in customer experience. We offer two Forrester CX Index packages, consisting of an industry package that provides a benchmark of a particular brand’s CX Index scores against its competitors, and an add-on CX Elite package that offers deep insights on what distinguishes leading brands. For brands not included in our standard offering, we offer a custom survey approach to build out a CX Index score and deliver our insight recommendations. We deliver the CX Index through an easy-to-use interactive platform that allows clients to customize their CX data based on business needs.
•

Consumer Technographics.    Consumer Technographics is an ongoing quantitative research program, based on surveys of over 650,000 individuals in North America, Europe, Asia Pacific, and Latin America. Marketing and strategy professionals rely on our Consumer Technographics data and analysis for unique insights into how technology impacts their customers’ purchase journey, including the way consumers select, purchase, use, and communicate about products and services. We combine respondent data sets from our Consumer Technographics surveys into multiple regional and industry offerings. We deliver Consumer Technographics through an interactive platform that provides access to the data, insights and analytic tools. Additionally, clients may have access to an Analytics Client Manager to help them use the data effectively to meet their specific business needs.

•

Business Technographics.    Business Technographics is an ongoing quantitative research program that provides comprehensive, in-depth assessments of what motivates businesses to choose certain technologies and vendors over others. The offering also measures and reports on the current information consumption patterns of key influencers for large technology purchases. We annually survey more than 60,000 business and technology executives as well as information workers at small, medium, and large enterprises in North American, European, and other global markets. Our surveys reveal these firms’ technology adoption, trends, budgets, business organization, decision processes, purchase plans, brand preferences, and primary influences in the purchasing process. We deliver Business Technographics through an interactive platform that provides access to the data, insights, and analytic tools. Business Technographics’ clients may also have access to an Analytics Client Manager to assist in utilizing appropriate data to achieve desired outcomes.

•

FeedbackNow.  As customers become more powerful, we believe that companies must have the ability to monitor and improve their experience in real time. To this end, we offer FeedbackNow, a real-time customer experience solution composed of: 1) multiple data inputs; 2) an artificial intelligence (“AI”)-assisted analytics engine, or “brain”; and 3) multiple output methods. FeedbackNow is currently employing physical buttons as the primary input source. It is installed widely in Europe and the U.S. – primarily in large airports, arenas, retail, financial services locations and health care sites – and we are processing hundreds of thousands of “votes” per day. We are expanding the capabilities of FeedbackNow to encompass a range of digital inputs and outputs. In addition, we are incorporating our proprietary customer experience data, drivers, and algorithms into the system brain to increase the precision and efficacy of feedback for our clients. In 2020, we introduced several innovations designed to assist our customers with unique challenges posed by the COVID-19 pandemic. These included touchless devices, anti-microbial coatings, solutions for monitoring the number of customers within an establishment, and various custom button options.

Consulting

Our Consulting products include consulting projects and advisory services and leverage our Research, Technographics, and CX Index data, as well as our proprietary consulting frameworks, to deliver focused insights and recommendations that assist clients with their challenges in developing and executing technology and business strategy, including customer experience, digital strategy, marketing, informing critical decisions, and reducing business risk. Our Consulting products help clients with challenges addressed in our published research, such as leading customer experience transformations, digital business transformation, technology transformations and modernization, and aligning sales, marketing, and product management. We help business and technology professionals conduct maturity assessments, prioritize best practices, develop strategies, build business cases, select technology vendors, and structure organizations. We help marketing professionals at technology vendors develop content marketing strategies, create content marketing collateral, and develop sales tools. We have a dedicated consulting organization to provide professional services to our clients, utilizing our Forrester solutions framework and best in class consulting techniques and content development tools, allowing our analysts to spend additional time on writing research and providing shorter-term advisory services (such as speeches and advisory days).

Events

We host multiple events in various locations in North America, Europe, and the Asia-Pacific region throughout the year. Events bring together executives and other participants serving or interested in the particular subject matter or professional role(s) on which an event focuses. Event participants come together to network with their peers, meet with Forrester analysts, and hear business leaders discuss business and technology issues of interest or significance to the professionals in attendance. Forrester Events focus on business imperatives of significant interest to our clients, including marketing, sales and product leadership, customer experience, privacy and security, new technology and innovation, and data strategies and insights.

In 2020, the COVID-19 pandemic caused us to convert our events to fully paid, live virtual experiences. This format allowed us to offer sessions on demand, leading to higher attendee engagement. The dynamic nature of the platform also enabled us to facilitate more networking opportunities with sponsors and Forrester analysts and to host and provide more content to attendees than in a traditional, in-person event.

Sales and Marketing

We sell our products and services through our direct sales force in various locations in North America, Europe and the Asia Pacific region. Our sales organization is organized into groups based on client size, geography, and market potential. Our Premier groups focus on our largest vendor and end user clients across the globe while our Core group focuses on small to mid-sized vendor and end user clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies.  Our International Business Development group sells our products and services through independent sales representatives in select international locations. We also have groups dedicated to event sales and FeedbackNow sales. We employed 701 sales personnel as of December 31, 2020 compared to 698 sales personnel employed as of December 31, 2019. We also sell select Research products directly online through our website.

We utilize a customer engagement model where we provide different sales engagement and support levels for clients and prospects in our Premier and Core groups. We believe that this positions us in a manner to improve client and dollar retention and enrichment and accelerate growth.

Our marketing activities are designed to enhance the Forrester brand, differentiate and promote Forrester products and services, improve the client experience, and drive growth. We achieve these outcomes by combining the value of analytics, content, social media, public relations, creative, and field marketing, delivering multi-channel campaigns, Forrester events, and high-quality digital experiences.

As of December 31, 2020, our products and services were delivered to more than 2,600 client companies. No single client company accounted for more than 3% of our 2020 revenues.

Pricing and Contracts

We report our revenue from client contracts in three categories of revenue: (1) research, (2) consulting, and (3) events. We classify revenue from subscriptions to, and licenses of, our Research, Connect, and Analytics products and services as research revenue. We classify revenue from Consulting, including custom Analytics projects, as consulting revenue. We classify revenue from tickets to and sponsorships of Events as events revenue.

Contract pricing for annual subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track the agreement value of contracts to purchase our services as a significant business indicator. We calculate agreement value as the total revenues recognizable from all such contracts in force at a given time (excluding contracts that consist solely of Consulting products and the value of Events sponsorships included in all contracts), without regard to how much revenue has already been recognized. Agreement value decreased 4% to $345.3 million at December 31, 2020 from $358.0 million at December 31, 2019.

Competition

We compete principally in the market for research and advisory services, with an emphasis on customer behavior, customer experience, and the deployment of technology to win, serve and retain customers. We believe that the principal competitive factors in the markets we participate in include:

•	the ability to offer products and services that meet the changing needs of organizations and their executives for research, data, and advisory services;
•	comprehensive global data and insights on customer behavior;
•	independent analysis and opinions;
•	the ability to render our services in digital forms;
•	the pricing and packaging of our products and services; and
•	customer service, including the quality of professional interactions with our clients.

We believe we compete favorably on these factors due to:

•	our differentiated customer-obsessed strategy and portfolio of complementary Forrester and SiriusDecisions products and services;
•	our focus on serving the needs of key functions at client organizations, including technology, marketing, customer experience, sales, and product;
•	our research methodology;
•	our experience with and focus on emerging technologies;
•	our history of providing research and executable advice on the impact of technology on business; and
•	our growing ability to deploy digital products.

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

Employees

As of December 31, 2020, we employed a total of 1,798 persons, including 704 Research, Connect, Analytics, Consulting and Events staff and 701 sales personnel. Of these employees, 1,343 were in the United States and Canada; 267 in Europe, Middle East and Africa (“EMEA”); and 188 in the Asia Pacific region.

Customer obsession is at the heart of Forrester’s research, strategy, and culture. Our culture emphasizes certain key values — including client, courage, collaboration, integrity, and quality — that we believe are critical to deliver Forrester’s unique value proposition of helping business and technology leaders use customer obsession to drive growth. We celebrate and enrich the Forrester culture through training and frequent recognition of achievements. New employees participate in a three-day training process that focuses on our customer-obsessed strategy, our products and services, corporate culture, values, and goals. In addition, throughout the year we offer our employees a variety of training courses including our Leadership Development Program and topics focused on culture, resilience, and change.

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. To this end, we focus on attracting, hiring, and the inclusion of all backgrounds and perspectives, with the goals of improving employee retention and engagement, strengthening the quality of our research, and improving client retention and customer experience. We field regular surveys to all of our employees to measure our progress against our goals. In addition, we have established a Diversity and Inclusion (“D&I”) Council and regional D&I Networks to help guide us in these efforts.

Item 1A.	Risk Factors

We operate in a rapidly changing and competitive environment that involves risks and uncertainties, certain of which are beyond our control. These risks and uncertainties could have a material adverse effect on our business and our results of operations and financial condition. These risks and uncertainties include, but are not limited to:

Risk Factors Specific to our Business

A Decline in Renewals or Demand for Our Subscription-Based Research Services.    Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing subscriptions for our Research products and services. Future declines in client retention, dollar retention, and enrichment, or failure to generate demand for and new sales of our subscription-based products and services due to competition, changes in our offerings, or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Consulting Services.    Consulting revenues comprised 32% of our total revenues in 2020 and 29% of our total revenues in 2019. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements could have an adverse effect on our results of operations and financial condition.

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

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations.    As of December 31, 2020, we have clients in approximately 77 countries and approximately 21% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable, and protecting intellectual property rights in international jurisdictions. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business.  Our business has been, and could continue to be, adversely affected by the effects of a widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services, or events. Any disruption or delay of our customers or third-party service providers would likely impact our operating results. Our Events business generated $27.0 million of revenues during 2019 and due to considerations of the effect of COVID-19, we held all of our events as virtual event during 2020 and generated only $10.1 million of revenue. The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings in the fourth quarter of 2020 and expect that trend to continue in 2021. Our events business continues to be negatively affected by the pandemic, and we have announced that all events in the first half of 2021 will be held as virtual events. We hope to hold our events during the second half of 2021 as hybrid events, consisting of both in-person and virtual experiences. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

The United Kingdom’s Exit from the European Union Could Materially and Adversely Impact Our Results of Operations, Financial Condition, and Cash Flows.    Our London office serves as our European headquarters and is our second largest location in terms of headcount. The United Kingdom’s exit from the European Union (“EU”), commonly referred to as “Brexit”, has caused significant political and economic uncertainty in the United Kingdom, EU, and elsewhere. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the EU is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement (the "TCA"), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the EU. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the United Kingdom may make with the EU. Brexit also may result in significant changes in the British regulatory environment, now that legislation can diverge from EU legislation in many areas, which could increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the EU, as Brexit will result in increased regulatory complexity and increased restrictions on the movement of capital, goods, and personnel. Any of these effects of Brexit, and other similar referenda that we cannot anticipate, could disrupt our operations and adversely affect our operating results.

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

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations.    In connection with the SiriusDecisions acquisition, we entered into a credit agreement that provides for a $125.0 million term loan facility and a $75.0 million revolving credit facility (together, “the Facilities”). All of the proceeds of the term loans and $50.0 million borrowed under the revolving credit facility were used to pay a portion of the purchase price of the acquisition. As of December 31, 2020, we had outstanding debt of $109.4 million under the Facilities (refer to Note 4 – Debt in the Notes to Consolidated Financial Statements for further information). The debt service requirements of these Facilities could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facilities could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Fluctuations in Our Operating Results.    Our revenues and earnings may fluctuate from quarter to quarter based on a variety of factors, many of which are beyond our control, and which may affect our stock price. These factors include, but are not limited to:

•	Trends in technology and research, data, and advisory services spending in the marketplace and general economic conditions.
•	The timing and size of new and renewal subscriptions for our products and services from clients.
•	The utilization of our advisory services by our clients.
•	The timing of revenue-generating events sponsored by us.
•	The introduction and marketing of new products and services by us and our competitors.
•	The hiring and training of new research and data professionals, consultants, and sales personnel.
•	Changes in demand for our research, data, and advisory services.
•	Fluctuations in currency exchange rates.
•	An increase in the interest rates applicable to our outstanding debt obligations.

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, offices, acquisitions or strategic alliances by us, our competitors, or in the research, data, and professional services industries generally, may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

Concentration of Ownership.    Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 41% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans, and approval of significant transactions such as mergers, acquisitions, consolidations, and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management, or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

General Risk Factors

We May be Subject to Network Disruptions or Security Breaches that Could Damage Our Reputation and Harm Our Business and Operating Results.    We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties, or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation, which could harm our business and operating results.

Failure to Enforce and Protect our Intellectual Property Rights.    We rely on a combination of copyright, trademark, trade secret, confidentiality, and other contractual provisions to protect our intellectual property. Unauthorized third parties may obtain or use our proprietary information despite our efforts to protect it. The laws of certain countries do not protect our intellectual property to the same extent as the laws of the United States and accordingly we may not be able to protect our intellectual property against unauthorized use or distribution, which could adversely affect our business.

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

We also rent office space in San Francisco, New York City, Dallas, McLean (VA), Nashville, Norwalk (CT), Austin, Amsterdam, Frankfurt, London, Paris, New Delhi, Singapore, Lausanne, Switzerland, and Sydney. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, Asia, and Australia.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. During 2018, quarterly dividends of $0.20 per common share were declared and paid in each of the four quarters during the year. On November 27, 2018, in conjunction with the announcement of the acquisition of SiriusDecisions, Forrester announced the indefinite suspension of its quarterly dividend program beginning in 2019. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends, are subject to the discretion of the Board of Directors.

As of March 4, 2021 there were approximately 34 stockholders of record of our common stock. On March 4, 2021 the closing price of our common stock was $45.01 per share.

As of December 31, 2020, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. As of December 31, 2020, we had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million, with no repurchases in the year ended December 31, 2020.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2015 through December 31, 2020 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Forrester Research, Inc., the Russell 2000 Index,
and S&P Small Cap 600 Information Technology

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Forrester Research, Inc.
Russell 2000
S&P Small Cap 600 Information Technology

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission’s Release No. 33-10890.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from subscriptions to our Research, Connect and Analytics products and services, licensing electronic “reprints” of our Research, performing consulting projects and advisory services, and hosting Events. We offer contracts for our Research, Connect and Analytics products that are typically renewable annually and payable in advance. Subscription products are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase consulting projects and advisory services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which are based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to consulting projects and advisory services are initially recorded as deferred revenue. Events revenues consist of ticket and sponsorship sales for a Forrester-hosted event. Billings for Events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings in the fourth quarter of 2020 and expect that trend to continue in 2021. Our events business continues to be negatively affected by the pandemic, and we have announced that all events in the first half of 2021 will be held as virtual events. We hope to hold our events during the second half of 2021 as hybrid events, consisting of both in-person and virtual experiences.

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

During 2020, we implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. These measures, excluding travel restrictions in the first half of 2021, have essentially been restored for 2021. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

Due to our operating segment realignments during 2020 (refer to Note 12 – Operating Segments and Enterprise Wide Reporting in the Notes to the Consolidated Financial Statements for further information), the revenue line items in the Consolidated Statements of Operations were updated to present Events revenues as a separate financial statement line. In the prior presentation, Events revenues were combined within the “Advisory services and events revenues” financial statement line. Prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the amount of total revenues previously reported.

On January 3, 2019, we acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc., a privately held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (“B2B”) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks, and expert advice to maximize performance and drive alignment. Pursuant to the terms of the merger agreement, the Company paid $246.8 million at closing. Net cash paid, which accounts for the cash acquired of $7.9 million, was $237.7 million. We paid for the acquisition with $175.0 million of debt and cash on hand. See Note 2 - Acquisitions in the Notes to Consolidated Financial Statements for more information on the acquisition.

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits, and stock-based compensation expense for all personnel that produce and deliver our products and services, including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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
•

Agreement value — the total revenues recognizable from all contracts to purchase our services in force at a given time (excluding contracts that consist solely of Consulting products and the value of Event sponsorships included in all contracts), without regard to how much revenue has already been recognized. No single client accounted for more than 3% of agreement value at December 31, 2020.

•

Client retention — the percentage of client companies (defined as all clients except those that only purchase web-based products such as individual reports, workshops, and Event tickets) at the prior year measurement date that have active contracts at the current year measurement date.

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

Client retention, dollar retention, and enrichment are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Deferred revenue	$180.0	$179.2	$0.8	$—
Agreement value	$345.3	$358.0	$(12.7)	(4%)
Client retention	65%	72%	(7)	(10%)
Dollar retention	88%	90%	(2)	(2%)
Enrichment	100%	106%	(6)	(6%)
Number of clients	2,697	2,880	(183)	(6%)

Retention and enrichment metrics were not affected by the acquisition of SiriusDecisions until 2020.

Deferred revenue at December 31, 2020 remained essentially consistent compared to the prior year. Agreement value decreased 4% at December 31, 2020 compared to the prior year primarily due to a reduction in contract bookings due to the negative economic effects of COVID-19. Retention, enrichment rates, and client count decreased from the prior year due to the decrease in contract bookings experienced in 2020.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, leases, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

Revenue Recognition.    We generate revenues from subscriptions to our Research, Connect, and Analytics products and services, licensing electronic reprints of our Research, performing consulting projects and advisory services, and hosting Events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers.

Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service or a combination of multiple promises to transfer products or services. We evaluate the existence of multiple performance obligations within our products and services by using judgment to determine if: (1) the customer can benefit from each contractual promise on its own or together with other readily available resources; and (2) the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation. Revenues from contracts that contain multiple products or services are allocated among the separate performance obligations on a relative basis according to their standalone selling prices. We obtain the standalone selling prices of our products and services based upon an analysis of standalone sales of these products and services. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price, taking into consideration available market conditions, factors used to set list prices, pricing of similar products, and internal pricing objectives.

The majority of our research revenues, including our Research, Connect, and Analytics subscription products, are recognized ratably over the term of the contract. Certain research revenues, including revenues from event tickets included with our subscription products and a portion of our reprints, are recognized as revenue when delivered. Consulting project revenues are recognized over time as the services are provided, based on an input method that calculates the total hours expended compared to the estimated hours required to satisfy the performance obligation. This input method was chosen since it closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement. It is also the method used internally to price consulting services and assess operational performance. This method requires the use of judgement in determining the required number of hours to complete the project. Advisory services revenues, such as speeches and advisory days, are recognized at the point in time the service is complete or the customer receives the agreed upon deliverable. Event revenues are recognized upon completion of the Event. Reimbursed out-of-pocket expenses are recorded as consulting revenues in the Consolidated Statements of Operations.

Our Research subscription products include access to all or a designated portion of our research, and depending on the type of license, unlimited analyst inquiry, and unlimited participation in Forrester Webinars, all of which are delivered throughout the contract period and are accounted for as a single performance obligation. Certain of our Research subscription products also include advisory services or an Event ticket and these products are accounted for as two performance obligations: (1) the subscription; and (2) the advisory services or Event ticket. Arrangement consideration is allocated to each obligation based upon its standalone selling price, which is determined based on standalone sales of the advisory services or Event ticket and the estimated selling price of the remaining subscription services. Our Connect revenues primarily consist of annual subscriptions for Leadership Boards, which include access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. Leadership Boards are accounted for as two performance obligations: (1) the Event ticket; and (2) the remaining services that are delivered throughout the contract period. Arrangement consideration is allocated to each obligation based upon their standalone selling prices, which are determined based on standalone sales of Event tickets and the estimated selling price of the remaining services. Our Analytics subscription products include access to designated survey data products and access to an analytics client manager, which are delivered throughout the contract period and are accounted for as a single performance obligation. Certain of our Analytics subscription products also include advisory services and these products are accounted for as two performance obligations: (1) the subscription and analytics client manager; and (2) the advisory services. Arrangement consideration is allocated to each obligation based upon its standalone selling price, which is determined based on standalone sales of the advisory services and the estimated selling price of the remaining Analytics services.

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

•

Leases.    We enter into operating leases, primarily for office space for our employees, which are recorded as operating lease right-of-use assets and operating lease liabilities on our Consolidated Balance Sheets. The amounts recorded are based on the present value of the future minimum lease payments over the lease term. We use judgement to determine the discount rate in the present value calculation as an implicit rate in our lease agreements is generally not determinable. Currently, at lease inception or at the time of lease modification, we use our incremental borrowing rate.

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

•	Goodwill, Intangible Assets, and Other Long-Lived Assets. As of December 31, 2020, we had $325.2 of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets.

When acquiring a business, as of the acquisition date, we determine the estimated fair values of the assets acquired and liabilities assumed, which may include a significant amount of intangible assets and goodwill. Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating the potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Judgement is required in determining the use of a qualitative or quantitative assessment, as well as in determining each reporting unit’s estimated fair value as it requires us to make estimates of market conditions and operational performance, including projected financial results, discount rates, control premium, and valuation multiples for key financial metrics.

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2020 consist of acquired customer relationships, acquired technology, and acquired trademarks and were valued according to the future cash flows they are estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets as described in the Leases critical accounting policies and estimates above.

We continually evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of any of our intangible assets, tangible assets, or operating lease right-of-use assets may warrant revision, or that the carrying value of these assets may be impaired. To compute whether these assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

During 2020, we recorded $2.3 million of right-of-use asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease we no longer used as a result of the integration of SiriusDecisions.

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

Results of Operations for the years ended December 31, 2020 and 2019

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2020	2019
Revenues:
Research revenues	65.6%	64.7%
Consulting revenues	32.2	29.4
Events revenues	2.2	5.9
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.3	42.6
Selling and marketing	37.0	37.4
General and administrative	11.2	11.5
Depreciation	2.2	1.9
Amortization of intangible assets	4.4	4.9
Acquisition and integration costs	1.3	1.9
Income (loss) from operations	3.6	(0.2)
Interest expense	(1.2)	(1.8)
Other expense, net	(0.1)	(0.1)
Gains on investments, net	0.6	—
Income (loss) before income taxes	2.9	(2.1)
Income tax expense	0.7	—
Net income (loss)	2.2%	(2.1%)

2020 compared to 2019

Revenues

			Absolute	Percentage
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$449.0	$461.7	$(12.7)	(3%)
Research revenues	$294.5	$298.7	$(4.3)	(1%)
Consulting revenues	$144.4	$136.0	$8.4	6%
Events revenues	$10.1	$27.0	$(16.9)	(63%)
Revenues attributable to customers outside of the U.S.	$92.7	$98.8	$(6.1)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	21%	21%	—	—
Number of clients (at end of period)	2,697	2,880	(183)	(6%)
Number of events	9	19	(10)	(53%)

Total revenues decreased 3% during 2020 compared to 2019. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the year ended December 31, 2019, favorably impacting the comparable period in 2020 by 2%. Revenues from customers outside of the U.S. decreased 6% during 2020 compared to the prior year. The decrease in revenues attributable to customers outside of the U.S. was primarily due to a decrease in revenues in Canada and the United Kingdom.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues decreased 1% during 2020 compared to the prior year period. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the year ended December 31, 2019, favorably impacting the comparable period in 2020 by 3%. The decrease in Research revenues, after considering the deferred revenue fair value adjustment, was driven by reduced revenues for the Research, Connect, and Analytics products.

Consulting revenues increased 6% during 2020 compared to 2019 primarily due to strong demand for our content marketing offerings, which was partially offset by a decrease in advisory services.

Events revenues decreased 63% during 2020 compared to 2019. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during the year ended December 31, 2019, favorably impacting the comparable period in 2020 by 9%. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year period due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, having 10 fewer events during 2020.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$180.9	$196.7	$(15.8)	(8%)
Cost of services and fulfillment as a percentage of total revenues	40.3%	42.6%	(2.3)	(5%)
Service and fulfillment employees (at end of period)	783	776	7	1%

Cost of services and fulfillment expenses decreased 8% in 2020 compared to 2019. The decrease was primarily due to (1) a $10.5 million decrease in event expenses due to switching our events to virtual delivery as a result of the COVID-19 pandemic, as well as hosting 10 fewer events compared to the prior year, (2) a $7.4 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, (3) a $1.6 million decrease in facilities costs primarily as a result of a lease incentive for terminating an office lease early, and (4) a $0.5 million decrease in stock compensation expense. These decreases were partially offset by a $4.5 million increase in professional services costs primarily due to an increase in outsourced services related to revenue delivery, temporary contractors, survey costs, and product enhancements.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$166.2	$172.9	$(6.7)	(4%)
Selling and marketing expenses as a percentage of total revenues	37.0%	37.4%	(0.4)	(1%)
Selling and marketing employees (at end of period)	781	780	1	—

Selling and marketing expenses decreased 4% in 2020 compared to 2019. The decrease was primarily due to (1) a $7.4 million decrease in travel and entertainment expenses due to reduced travel and other related cost reduction measures as a result of the COVID-19 pandemic, (2) a $1.3 million decrease in facilities costs primarily as a result of a lease incentive for terminating an office lease early, (3) a $0.5 million decrease in marketing costs as a result of moving our events to virtual delivery, and (4) a $0.5 million decrease in bad debt expense. These decreases were partially offset by a $3.5 million increase in compensation and benefits costs primarily due to an increase in commissions expense, merit increases, and employee benefits.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$50.4	$53.0	$(2.7)	(5%)
General and administrative expenses as a percentage of total revenues	11.2%	11.5%	(0.3)	(3%)
General and administrative employees (at end of period)	234	239	(5)	(2%)

General and administrative expenses decreased 5% in 2020 compared to 2019. The decrease was primarily due to (1) a $0.9 million decrease in compensation and benefit costs primarily from a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, as well as a decrease in headcount, (2) a $0.8 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (3) a $0.8 million decrease in facilities costs primarily as a result of a lease incentive for terminating an office lease early.

Depreciation

Depreciation expense increased by $1.3 million in 2020 compared to 2019 due primarily to additional leasehold improvements, furniture and fixtures, and computer software put into service.

Amortization of Intangible Assets

Amortization expense decreased by $2.9 million in 2020 compared to 2019 due primarily to certain technology intangible assets that were fully amortized in 2019. We expect amortization expense related to our intangible assets to be approximately $15.2 million for the year ending December 31, 2021.

Acquisition and Integration Costs

We did not have any acquisitions in 2020 and had one acquisition, SiriusDecisions, at the beginning of 2019. Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies and primarily consist of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and lease expense for unused leased facilities.

Acquisition and integration costs decreased by $3.2 million in 2020 compared to 2019 due primarily to (1) a $5.7 million decrease in professional service fees and transaction costs, (2) a $2.3 million decrease in severance, and (3) a $0.5 million decrease in integration bonuses. These decreases were partially offset by (1) a $3.4 million operating lease right-of-use asset impairment recognized in 2020, and (2) a $2.5 million increase in commissions expense as we recorded the benefit of SiriusDecisions’ deferred commissions in the year of the acquisition. We expect to incur integration costs in a range of $0.3 million to $0.5 million for the year ending December 31, 2021 related to unused leased facilities.

Interest Expense

Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions and realized gains (losses) on the related interest rate swap. Interest expense decreased by $2.7 million in 2020 compared to 2019 due to lower outstanding borrowings and lower effective interest rates. We expect to incur interest expense of approximately $4.5 million for the year ending December 31, 2021.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other income (expense), net in 2020 was consistent with 2019.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net increased by $2.4 million in 2020 compared to 2019 primarily due to an increase in investment gains generated by the underlying funds.

Income Tax Expense (Benefit)

			Absolute	Percentage
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.9	$—	$2.9	100%
Effective tax rate	22.8%	0.3%	22.5	7,500%

The increase in the effective tax rate during 2020 as compared to 2019 was primarily due to (1) the resolution of an audit in 2019 that did not recur in 2020, (2) utilization of valuation allowance on capital assets during 2020, (3) a decrease of non-deductible expenses during 2020, and (4) windfalls related to stock based compensation during 2019 that did not recur in 2020.

Segment Results

On January 1, 2020, we realigned our internal management and reporting as SiriusDecisions no longer operated under a separate management structure. As described in the Company’s Form 8-K filed on April 2, 2020, our Chief Product Officer resigned effective April 17, 2020. Subsequently, the Chief Product Officer position was eliminated and we reorganized our operations to reflect three lines of business: Research, Consulting, and Events. As a result of these changes, on May 1, 2020, we realigned our internal reporting into Research, Consulting, and Events. The realignments eliminated the Products and SiriusDecisions segments as the product lines and organizations supporting the related revenues began operating under the new management structure. Prior period amounts have been revised to conform to the current presentation.

The Research segment includes the revenues of the Research, Connect, and Analytics products and the cost of the organizations responsible for developing and delivering our Research, Connect, and Analytics products. In addition, this segment includes Consulting revenues from the delivery of advisory services (such as speeches and advisory days) delivered by our research and analytics analysts. The costs of the product management organization that is responsible for product pricing and packaging and the launch of new products is included in this segment.

The Consulting segment includes the revenues and the related costs of the Company’s consulting organization. The consulting organization delivers a majority of the Company’s consulting project revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. We do not review or evaluate assets as part of segment performance. Accordingly, we do not identify or allocate assets by reportable segment.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2020	(In thousands, except percentages)
Research revenues
Research revenues	$219,670	$—	$—	$219,670
Connect revenues	54,530	—	—	54,530
Analytics revenues	20,285	—	—	20,285
Total research revenues	294,485	—	—	294,485
Consulting revenues	57,276	87,086	—	144,362
Events revenues	—	—	10,137	10,137
Total segment revenues	351,761	87,086	10,137	448,984
Segment expenses	(110,843)	(40,168)	(8,231)	(159,242)
Year over year revenue change	(2%)	16%	(63%)	(3%)
Year over year expense change	(8%)	5%	(57%)	(11%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2019	(In thousands)
Research revenues
Research revenues	$219,189	$—	$—	$219,189
Connect revenues	56,224	—	—	56,224
Analytics revenues	23,322	—	—	23,322
Total research revenues	298,735	—	—	298,735
Consulting revenues	60,758	75,194	—	135,952
Events revenues	—	—	27,010	27,010
Total segment revenues	359,493	75,194	27,010	461,697
Segment expenses	(120,882)	(38,192)	(18,968)	(178,042)

Research segment revenues decreased 2% during 2020 compared to 2019. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during 2019, favorably impacting the comparable period in 2020 by 2%. The decrease in segment revenues, after considering the deferred revenue fair value adjustment, was due to (1) a decrease in Research product line revenues due to a decrease in our subscription revenues that was partially offset by an increase in reprint product revenues, (2) a decrease in Connect product revenues due primarily to a decrease in the leadership board product that was partially offset by an increase in the certification and executive programs products, (3) a decrease in our Analytics products, and (4) a decrease in Consulting product revenues due to a decrease in advisory delivery during the period.

Research segment expenses decreased 8% during 2020 compared to 2019. The decrease in expenses was primarily due to (1) a $4.9 million decrease in compensation and benefit costs primarily due to a decrease in incentive bonuses and other related cost-reduction measures implemented as a result of the impact of the COVID-19 pandemic, partially offset by an increase in headcount and merit increases, and (2) a $4.6 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 16% during 2020 compared to 2019 due to strong demand for our content marketing offerings.

Consulting segment expenses increased 5% during 2020 compared to 2019. The increase in expenses was primarily due to a $3.2 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and an increase in survey costs, temporary contractors, and product enhancements. The increase was partially offset by a $1.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Event segment revenues decreased 63% during 2020 compared to 2019. This includes the fair value adjustment of pre-acquisition deferred revenue, which reduced revenues during 2019, favorably impacting the comparable period in 2020 by 9%. The decrease in Events revenues was due to lower sponsorship revenues in 2020 compared to the prior year due primarily to the change to virtual events as a result of the COVID-19 pandemic, and, to a lesser extent, hosting 10 fewer events during 2020.

Event segment expenses decreased 57% during 2020 compared to 2019. The decrease in expenses was primarily due to (1) a $10.0 million decrease in event expenses due to the change to virtual events as a result of the COVID-19 pandemic and hosting 10 fewer events during 2020, and (2) a $0.7 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

A detailed description and analysis of the fiscal year 2018 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 66% of our revenues during 2020, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $47.8 million and $48.4 million during the years ended December 31, 2020 and 2019, respectively. The $0.6 million decrease in cash provided from operations during 2020 was primarily due to a $19.9 million reduction in cash generated from accounts receivable and deferred revenue due to a reduction in contract bookings for the period, partially offset by the combination of an increase in net income for the period and a decrease in cash used for working capital (excluding accounts receivable and deferred revenue).

During 2020, we used cash in investing activities of $4.6 million, which consisted of $8.9 million of purchases of property and equipment primarily consisting of software and leasehold improvements, partially offset by a $4.3 million distribution received from an equity method investment. During 2019, we used cash in investing activities of $249.5 million, consisting of $237.7 million for the acquisition of SiriusDecisions, net of cash acquired, and $11.9 million in purchases of property and equipment primarily consisting of software and leasehold improvements.

During 2020, we used $23.7 million of cash from financing activities primarily due to $23.4 million of repayments of debt which consisted of $14.0 million of discretionary payments on our revolving credit facility and $9.4 million of required repayments of our term loan. During 2019, we generated $129.4 million of cash from financing activities primarily due to $171.3 million of borrowings to finance the SiriusDecisions acquisition, which reflects the face value of debt of $175.0 million less $3.7 million that was netted against the proceeds to pay debt issuance costs. This was partially offset by $42.3 million of repayments of debt which consisted of $36.0 million of discretionary payments on our revolving credit facility and $6.3 million of required repayments of our term loan. As of December 31, 2020, our remaining stock repurchase authorization was approximately $60.1 million.

In connection with the acquisition of SiriusDecisions, we entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and, (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). We utilized the full $125.0 million of the Term Loans and $50.0 million of the Revolving Credit Facility to finance a portion of the acquisition of SiriusDecisions and to pay certain fees, costs, and expenses incurred in connection with the Term Loans and Revolving Credit Facility. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Facilities mature on January 3, 2024. As of December 31, 2020, we had remaining principal payments on the Facilities totaling $109.4 million, contractually due as follows: $12.5 million in 2021, $28.1 million within 2022 and 2023, and $68.8 million in 2024. We were in full compliance with the covenants as of December 31, 2020 and expect to continue to be in compliance through the next 12 months.

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

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancellable operating lease agreements (refer to Note 7 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancellable office space leases ranges from less than 1 year to 11 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2020 are $15.4 million, $30.5 million, $27.4 million, and $115.6 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 13 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2020, we had cash and cash equivalents of $90.3 million. This balance includes $59.7 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

As of December 31, 2020, we did not have any significant unrecognized tax benefits for uncertain tax positions.

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on results of operations and financial condition.

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

Foreign Currency Exchange.    On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2020, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $0.6 million, $0.9 million, and $0.6 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Interest Rate Risk.    As of December 31, 2020, we had $109.4 million in total debt principal outstanding. See Note 4 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2020 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. We reduced our overall exposure to changes in interest rates through an interest rate swap contract, which has the effect of converting the floating base rate of interest to a fixed rate on a portion of our term loan principal balance. At December 31, 2020, we had unhedged interest rate risk on approximately $40.7 million of our outstanding term loan principal balance. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on the unhedged portion of our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2020 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $449.0 million for the year ended December 31, 2020. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification of distinct performance obligations, is a critical audit matter are the significant audit effort in performing procedures and evaluating evidence related to management’s identification of the distinct performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of performance obligations. These procedures also included, among others, testing management’s process for identifying distinct performance obligations within contracts with customers and evaluating the revenue recognition impact of contractual terms and conditions by examining contracts on a test basis.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2021

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$90,257	$67,904
Accounts receivable, net of allowance for expected credit losses of $708 and $628 as of December 31, 2020 and 2019, respectively (Note 1)	84,695	84,605
Deferred commissions	23,620	20,326
Prepaid expenses and other current assets	18,588	19,201
Total current assets	217,160	192,036
Property and equipment, net	27,032	29,937
Operating lease right-of-use assets	69,296	69,100
Goodwill	247,211	243,895
Intangible assets, net	77,995	97,363
Other assets	5,524	6,829
Total assets	$644,218	$639,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$657	$505
Accrued expenses and other current liabilities	76,620	79,857
Current portion of long-term debt	12,500	9,375
Deferred revenue	179,968	179,194
Total current liabilities	269,745	268,931
Long-term debt, net of deferred financing fees	95,299	121,170
Non-current operating lease liabilities	70,323	67,062
Other non-current liabilities (Note 6, 13)	23,085	23,909
Total liabilities	458,452	481,072
Commitments and contingencies (Note 5, 14)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,648 and 23,275 shares as of December 31, 2020 and 2019, respectively
Outstanding - 19,017 and 18,644 shares as of December 31, 2020 and 2019, respectively	236	233
Additional paid-in capital	230,128	216,454
Retained earnings	127,981	118,147
Treasury stock - 4,631 shares as of December 31, 2020 and 2019	(171,889)	(171,889)
Accumulated other comprehensive loss	(690)	(4,857)
Total stockholders’ equity	185,766	158,088
Total liabilities and stockholders’ equity	$644,218	$639,160

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Research	$294,485	$298,735	$228,399
Consulting	144,362	135,952	115,705
Events	10,137	27,010	13,471
Total revenues	448,984	461,697	357,575
Operating expenses:
Cost of services and fulfillment	180,899	196,726	146,502
Selling and marketing	166,200	172,865	131,824
General and administrative	50,369	53,042	43,920
Depreciation	9,879	8,572	7,955
Amortization of intangible assets	19,683	22,619	1,162
Acquisition and integration costs	5,779	8,948	3,787
Total operating expenses	432,809	462,772	335,150
Income (loss) from operations	16,175	(1,075)	22,425
Interest expense	(5,340)	(8,054)	—
Other income (expense), net	(374)	(515)	674
Gains on investments, net	2,472	45	426
Income (loss) before income taxes	12,933	(9,599)	23,525
Income tax expense (benefit)	2,943	(29)	8,145
Net income (loss)	$9,990	$(9,570)	$15,380
Basic income (loss) per common share	$0.53	$(0.52)	$0.85
Diluted income (loss) per common share	$0.53	$(0.52)	$0.84
Basic weighted average common shares outstanding	18,827	18,492	18,091
Diluted weighted average common shares outstanding	18,935	18,492	18,380

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$9,990	$(9,570)	$15,380

Other comprehensive income (loss), net of tax:
Foreign currency translation	4,884	401	(3,257)
Net change in market value of interest rate swap	(717)	(104)	—
Net change in market value of investments	—	—	141
Other comprehensive income (loss)	4,167	297	(3,116)
Comprehensive income (loss)	$14,157	$(9,273)	$12,264

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance, December 31, 2017	22,432	$224	$181,910	$123,010	4,391	$(161,943)	$(2,012)	$141,189
Issuance of common stock under stock plans, including tax effects	519	6	10,486	—	—	—	—	10,492
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	3,829	—	—	(26)	3,803
Stock-based compensation expense	—	—	8,300	—	—	—	—	8,300
Repurchases of common stock	—	—	—	—	240	(9,946)	—	(9,946)
Dividends paid on common shares	—	—	—	(14,502)	—	—	—	(14,502)
Net income	—	—	—	15,380	—	—	—	15,380
Net change in marketable investments, net of tax	—	—	—	—	—	—	141	141
Foreign currency translation	—	—	—	—	—	—	(3,257)	(3,257)
Balance at December 31, 2018	22,951	230	200,696	127,717	4,631	(171,889)	(5,154)	151,600
Issuance of common stock under stock plans, including tax effects	324	3	4,074	—	—	—	—	4,077
Stock-based compensation expense	—	—	11,684	—	—	—	—	11,684
Net loss	—	—	—	(9,570)	—	—	—	(9,570)
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(104)	(104)
Foreign currency translation	—	—	—	—	—	—	401	401
Balance at December 31, 2019	23,275	233	216,454	118,147	4,631	(171,889)	(4,857)	158,088
Issuance of common stock under stock plans, including tax effects	373	3	2,797	—	—	—	—	2,800
Stock-based compensation expense	—	—	10,877	—	—	—	—	10,877
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(156)	—	—	—	(156)
Net income	—	—	—	9,990	—	—	—	9,990
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(717)	(717)
Foreign currency translation	—	—	—	—	—	—	4,884	4,884
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$9,990	$(9,570)	$15,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,879	8,572	7,955
Impairment of property and equipment	1,098	—	—
Amortization of intangible assets	19,683	22,619	1,162
Net gains from investments	(2,472)	(45)	(426)
Deferred income taxes	(1,677)	(3,957)	2,931
Stock-based compensation	10,877	11,684	8,300
Operating lease right-of-use assets, amortization, and impairments	13,397	12,592	—
Amortization of deferred financing fees	981	968	—
Amortization of discount on investments	—	—	(68)
Foreign currency losses	582	933	603
Changes in assets and liabilities, net of businesses acquired
Accounts receivable	234	3,696	2,588
Deferred commissions	(3,299)	(4,643)	(1,077)
Prepaid expenses and other current assets	(423)	(3,697)	285
Accounts payable	109	278	172
Accrued expenses and other liabilities	297	4,421	1,217
Deferred revenue	(925)	15,508	(604)
Operating lease liabilities	(10,577)	(10,953)	—
Net cash provided by operating activities	47,754	48,406	38,418
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(237,684)	(9,250)
Purchases of property and equipment	(8,905)	(11,890)	(5,049)
Purchases of marketable investments	—	—	(41,810)
Proceeds from maturities of marketable investments	—	—	63,627
Proceeds from sales of marketable investments	—	—	32,568
Other investing activity	4,335	29	—
Net cash provided by (used in) investing activities	(4,570)	(249,545)	40,086
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	171,275	—
Payments on borrowings	(23,375)	(42,250)	—
Payment of debt issuance costs	—	(857)	—
Deferred acquisition payments	(3,112)	(2,799)	—
Dividends paid on common stock	—	—	(14,502)
Repurchases of common stock	—	—	(9,946)
Proceeds from issuance of common stock under employee equity incentive plans	5,706	6,327	13,020
Taxes paid for net share settlements of stock-based compensation awards	(2,906)	(2,258)	(2,526)
Net cash provided by (used in) financing activities	(23,687)	129,438	(13,954)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,963	597	(4,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,460	(71,104)	60,506
Cash, cash equivalents and restricted cash, beginning of year	69,192	140,296	79,790
Cash, cash equivalents and restricted cash, end of year	$90,652	$69,192	$140,296
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,373	$7,003	$—
Cash paid for income taxes	$3,194	$4,433	$4,174

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing activities for the year ended December 31, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 4 – Debt for further information.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Forrester Research, Inc. is a global independent research and advisory firm. The Company helps leaders across technology, marketing, customer experience, product and sales functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. The Company’s unique insights are grounded in annual surveys of more than 675,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, over 45 million real-time feedback votes, and the shared wisdom of our clients.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2020, 2019, and 2018 refer to the fiscal year unless otherwise noted.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Due to the Company’s operating segment realignments during 2020 (refer to Note 12 – Operating Segments and Enterprise Wide Reporting for more information on the segment changes), the revenue line items in the Consolidated Statements of Operations were updated to present Events revenues as a separate financial statement line. In the prior presentation, Events revenues were combined within the “Advisory services and events revenues” financial statement line. Prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the amount of total revenues previously reported.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, leases, valuation of goodwill, intangible and other long-lived assets and acquired assets and liabilities from business combinations, ongoing impairment reviews of goodwill, intangible and other long-lived assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Liquidity and Impact of COVID-19

The COVID-19 pandemic significantly affected the Company beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of the Company’s events from in-person to virtual events throughout 2020. While the duration and severity of the pandemic is uncertain, the Company did experience a rebound in contract bookings in the fourth quarter of 2020 and expects that trend to continue in 2021. The Company’s events business continues to be negatively affected by the pandemic, and the Company has announced that all events in the first half of 2021 will be held as virtual events. The Company hopes to hold its events during the second half of 2021 as hybrid events, consisting of both in-person and virtual experiences. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

During 2020, the Company implemented several cost-reduction measures that include reductions to travel, new hiring, and employee incentive compensation programs. These measures, excluding travel restrictions in the first half of 2021, have essentially been restored for 2021. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees and customers.

As of December 31, 2020, the Company is in compliance with its financial covenants under its credit agreement (refer to Note 4 – Debt). The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these financial statements. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants which could have a material adverse effect on the Company.

The Company assessed certain accounting estimates that generally require consideration of forecasted financial information in context with the information reasonably available to it and the unknown future impacts COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, the carrying value of goodwill, intangible and other long-lived assets, valuation allowances for tax assets, and revenue recognition. During 2020, the Company recorded $2.3 million of right-of-use asset impairments and $1.1 million of leasehold impairments related to a lease of a facility that the Company no longer uses as a result of the integration of a recent acquisition (refer to Note 5 – Leases for further discussion of the impairments). The Company’s future assessment of its current expectations of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to its consolidated financial statements in future reporting periods.

Adoption of New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard and its related amendments (collectively “Topic 326”) modifies the existing financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including accounts receivable. On January 1, 2020, the Company adopted Topic 326 using the modified retrospective method in which prior periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application. The Company recorded a cumulative effect adjustment of $0.2 million to decrease retained earnings as a result of adopting the standard.

The allowance for expected credit losses on accounts receivable for the twelve months ended December 31, 2020 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2019	$628
Cumulative effect adjustment of adopting Topic 326	218
Provision for expected credit losses	721
Write-offs	(850)
Translation adjustments	(9)
Balance at December 31, 2020	$708

When evaluating the adequacy of the allowance for expected credit losses, the Company makes judgments regarding the collectability of accounts receivable based, in part, on the Company’s historical loss rate experience, customer concentrations, management’s expectations of future losses as informed by current economic conditions, and changes in customer payment terms. If the expected financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If the expected financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly.

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

The Company adopted the guidance in ASU No. 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The new standard modifies the disclosure requirements for fair value measurements under Topic 820, Fair Value Measurement, including changes to transfers between fair value levels, and Level 3 fair value measurements. Changes required upon adoption of this standard are included in Note 7 – Fair Value Measurements and did not impact the Company’s financial position or results of operations.

The Company adopted the guidance in ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract on January 1, 2020 using the prospective method. The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities from leases on the balance sheet and disclose qualitative and quantitative information about the lease arrangements. Lessor accounting is largely unchanged. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allowed for an additional adoption method, and for lessors, provides a practical expedient for the separation of lease and non-lease components within a contract.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method in which prior periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application. Adoption of the standard did not result in the Company recording a cumulative effect adjustment. The effect of adopting Topic 842 included recording operating lease right-of-use (“ROU”) assets of $53.3 million, operating lease liabilities of $60.8 million, and the elimination of deferred rent of $7.5 million. Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

The Company elected the package of practical expedients permitted under Topic 842 which allows the carry forward of the historical lease classification for all leases that existed as of the adoption date. In addition, the Company elected to exempt short term leases from recognition of ROU assets and lease liabilities and elected not to separate lease and non-lease components within its leases.

The Company adopted the guidance in ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, on January 1, 2018. The standard clarifies certain aspects of the statement of cash flows, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The adoption of this standard did not have a material impact on the Company’s statements of cash flows.

The Company adopted the guidance in ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, on January 1, 2018. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of this standard did not have an impact on the Company’s statements of cash flows in the year of adoption.

The Company adopted the guidance in ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business on January 1, 2018. The standard amended the prior business combinations guidance by clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of the standard did not have an impact on the Company's financial position or statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes existing revenue recognition requirements. The standard requires a company to recognize revenue when it transfers products or services to customers, in an amount that reflects the consideration that the company expects to receive for those products or services. Topic 606 also includes subtopic Accounts Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Under this method, the reported results for 2018 reflect the application of Topic 606, while the reported results for prior periods were prepared under the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605), which is referred to herein as the “previous guidance”. The modified retrospective method requires the cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 to be recorded as an adjustment to retained earnings as of the adoption date. Forrester considered a contract to be complete if all the revenue was recognized in accordance with the previous guidance that was in effect before the adoption date.

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

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, and accrued expenses (excluding contingent consideration discussed in Note 2 – Acquisitions) approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 4 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest.

Additionally, the Company has certain financial assets and liabilities recorded at fair value at each balance sheet date, including cash equivalents and a derivative contract for an interest rate swap, in accordance with the accounting standards for fair value measurements. Refer to Note 7 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents.

The Company liquidated its entire portfolio of marketable investments in December of 2018 to fund the acquisition of SiriusDecisions. Forrester previously accounted for all marketable investments as available-for-sale securities and as such, the marketable investments were carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized gains and losses on securities were included in earnings and were determined using the specific identification method. The Company conducted periodic reviews to identify and evaluate each investment that had an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, were recorded, net of tax, in accumulated other comprehensive loss. During the year ended December 31, 2018, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

Realized losses on sales of the Company’s available-for-sale securities were $0.2 million for the year ended December 31, 2018 and were recorded in gains on investments, net in the Consolidated Statements of Operations.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2020	2019
Cash and cash equivalents	$90,257	$67,904
Restricted cash classified in (1):
Prepaid expenses and other current assets	395	1,250
Other assets	—	38
Cash, cash equivalents and restricted cash shown in statement of cash flows	$90,652	$69,192

(1)

Restricted cash consists of collateral required for letters of credit and credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the letters of credit is determined in accordance with the expiration of the underlying lease as the letters of credit are non-cancellable while the leases are in effect.

Concentrations of Credit Risk

Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, an interest rate swap contract, and foreign currency forward exchange contracts. The Company limits its risk exposure by having its cash, cash equivalents, interest rate swap and foreign currency forward exchange contracts with large commercial banks and by diversifying counterparties. No single customer accounted for greater than 3% of revenues or 3% of accounts receivable in any of the periods presented.

Forrester does not have any off-balance sheet arrangements.

Business Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill.

In 2019, Forrester acquired SiriusDecisions, Inc. In 2018, Forrester acquired S.NOW SA (which operates as “FeedbackNow”) and SocialGlimpz, Inc. (which operates as “GlimpzIt”). Refer to Note 2 – Acquisitions for further information on these acquisitions.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment loss is recognized to the extent that the carrying amount of goodwill of any reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2020, 2019 and 2018.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company recorded $3.4 million of long-lived asset impairment charges during 2020 (refer to Note 5 – Leases). No impairment charges were recorded during 2019 or 2018.

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income (expense), net in the Consolidated Statements of Operations. Forrester recorded $0.6 million, $0.9 million, and $0.6 million of foreign exchange losses during 2020, 2019, and 2018, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $449.0 million for the year ended December 31, 2020.

The Company recognizes revenue when a customer obtains control of promised products or services, in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company follows the five-step model prescribed under Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii)

determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. Revenues are presented net of any sales or value added taxes collected from customers and remitted to the government.

The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and collectability of the consideration expected to be transferred is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due), and experience selling to similarly situated customers. Since the transaction price is fixed and defined as part of entering into a contract, and generally does not change, variable consideration is insignificant.

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

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative basis according to their standalone selling prices. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the Company does not have a history of selling a performance obligation, management applies judgment to estimate the standalone selling price, taking into consideration available information, including market conditions, factors considered to set list prices, pricing of similar products, and internal pricing objectives. The corresponding allocated revenues are recognized when (or as) the performance obligations are satisfied, as discussed further below.

Research revenues

Research revenues consist primarily of subscriptions to Research, Connect, and Analytics products. The majority of Research revenues are annual subscriptions to our research, including access to all or a designated portion of our research and, depending on the type of license, unlimited analyst inquiry and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that these promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. Certain of the Research products include advisory services or an Event ticket, which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed, the final deliverable is transferred to the customer, or the Event occurs. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

The majority of Connect revenues are the Company’s Leadership Board product which includes access to the Research offering, access to a private forum with other Leadership Board member peers, access to a Forrester advisor, member-generated content, and one Event ticket. The Company has concluded that all these promises, other than the Event ticket, represent a stand ready obligation to provide a daily information and peer service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these promises meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. The Event ticket is accounted for as a separate performance obligation and is recognized when the Event occurs.

Analytics revenues are primarily annual subscriptions to access designated survey data products and typically include an analytics client manager, all of which are delivered throughout the contract period. For Analytics subscriptions, the Company has concluded that these promises represent a stand ready obligation to provide a daily data service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. Certain of the Analytics products include advisory services which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed or the final deliverable is transferred to the customer, which is when the customer has received the benefit(s) of the service.

Consulting revenues

Consulting revenues consists of sales of consulting projects and advisory services.

Consulting project revenues consist of the delivery of focused insights and recommendations that assist customers with their challenges in developing and executing strategies around technology, customer experience, and digital transformation. Projects are fixed-fee arrangements that are generally completed over two weeks to three months. The Company has concluded that each project represents a single performance obligation as each is a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, Forrester maintains an enforceable right to payment at all times throughout the contract. The Company utilizes an input method and recognizes revenue over time, based on hours expended relative to the total estimated hours required to satisfy the performance obligation. The input method closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement and is also the method used internally to price the project and assess operational performance. If the Company were to enter into an agreement where it does not have an enforceable right to payment at all times, revenue would be recognized at the point in time the project is completed.

Advisory services revenues are short-term presentations or knowledge sharing sessions (which can range from one hour to two days), such as speeches and advisory days. Each is a promise for a Forrester analyst to deliver a deeper understanding of Forrester’s published research and represents a single performance obligation. Revenue is recognized at the point in time the service is completed or the final deliverable is transferred to the customer, which is when the customer has received the benefit(s) of the service.

Events revenues

Events revenues consist of either ticket or sponsorship sales for Forrester-hosted in-person and virtual events. Each is a single promise that either allows entry to, or grants the right to promote a product or service at, a specific event. The Company concluded that each of these represents a single performance obligation. The Company recognizes revenue at the completion of the Event, which is the point in time when the customer has received the benefit(s) from attending or sponsoring the Event.

Prepaid performance obligations (including Event tickets, reprints, consulting projects, and advisory services) on non-cancellable contracts that the Company estimates will expire unused are recognized in proportion to the pattern of related rights exercised by the customer. This assessment requires judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing, and customer engagement will have on actual expirations. The Company updates estimates used to recognize unexercised rights on a quarterly basis.

Refer to Note 12 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by product category and business segment.

Contract Modifications

The Company considers a contract modification to exist when a mutually agreed upon change creates new, or updates existing, enforceable rights and obligations. The majority of the Company’s contract modifications result in additional or remaining distinct products and services and are treated on a prospective basis. Under the prospective method, the transaction price is updated to combine the unrecognized amount as of the modification date and the additional transaction price from the modification. This amount is then re-allocated to the remaining distinct performance obligations and recognized accordingly.

Consulting contracts can be modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2020, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Contract Assets and Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of our invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2020.

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

Deferred Revenue

The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. Payment terms in the Company’s customer contracts vary, but generally require payment in advance of fully satisfying the performance obligation(s). Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for unpaid invoices issued on a cancellable contract.

During the years ended December 31, 2020 and 2019, the Company recognized approximately $153.2 million and $147.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such year. To determine revenue recognized in the current period from deferred revenue at the beginning of the period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of the period, until the revenue equals that balance.

Approximately $369.8 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of December 31, 2020.

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The judgments made in determining the amount of costs incurred include the types of costs to capitalize and whether the costs are in fact incremental. The Company elected the practical expedient to account for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized.

Amortization of the expense related to deferred commissions was $40.0 million, $36.0 million, and $32.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2020, 2019, or 2018.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as generally an implicit rate in the lease is not readily determinable. An operating lease ROU asset includes all lease payments, lease incentives and initial direct costs incurred. Some of the Company’s leases include options to extend or terminate the lease. When determining the lease term, these options are included in the measurement and recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option(s). The Company considers various economic factors when making this determination, including, but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, and specific characteristics unique to a particular lease.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was $0.7 million, $1.3 million, and $0.6 million, respectively. These expenses consisted primarily of online marketing and is included in selling and marketing expense in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Forfeitures are recognized as they occur and all income tax effects related to settlements of share-based payment awards are reported in earnings as an increase or decrease to income tax expense. All income tax-related cash flows resulting from share-based payments are reported as operating activities in the Consolidated Statements of Cash Flows and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity.

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of services and fulfillment	$6,156	$6,627	$4,329
Selling and marketing	1,751	1,768	1,065
General and administrative	2,970	3,289	2,906
Total	$10,877	$11,684	$8,300

Shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2020, 2019, or 2018):

	Years Ended December 31,
	2020	2019	2018
Average risk-free interest rate	0.12%	1.89%	1.90%
Expected dividend yield	0.0%	0.0%	1.9%
Expected life	0.5 Years	0.5 Years	0.5 Years
Expected volatility	93%	30%	23%
Weighted average fair value	$14.57	$8.29	$9.13

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

The unamortized fair value of stock-based awards as of December 31, 2020 was $20.1 million with a weighted average remaining recognition period of 2.8 years.

Depreciation and Amortization

Forrester provides for depreciation and amortization of property and equipment, computed using the straight-line method, over their estimated useful lives of its assets as follows:

Estimated
Useful Life
Computers and equipment	3 to 10 Years
Computer software	3 to 5 Years
Furniture and fixtures	7 Years
Leasehold improvements	Shorter of asset life or lease term

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over their estimated useful lives as follows:

Estimated
Useful Life
Customer relationships	5 to 9 Years
Technology	1 to 8 Years
Backlog	2 Years
Trademarks	7 to 9 Years

Income Taxes

Forrester recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities as well as operating loss carryforwards.

Forrester’s provision for income taxes is composed of a current and a deferred provision for federal, state, and foreign jurisdictions. The current provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred provision is calculated as the net change during the year in deferred tax assets and liabilities. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	18,827	18,492	18,091
Weighted average common equivalent shares	108	—	289
Diluted weighted average common shares outstanding	18,935	18,492	18,380
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	326	1,099	8

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

Note 2 – Acquisitions

2019

SiriusDecisions

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc. (“SiriusDecisions”), a privately-held company based in Wilton, Connecticut with approximately 350 employees globally. SiriusDecisions equips business-to-business (“B2B”) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice they need to maximize performance and drive alignment. The acquisition creates several opportunities for the Company, including cross-selling services to the Company’s respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. The acquisition of SiriusDecisions was determined to be an acquisition of a business under the provisions of Topic 805.

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
(2)

All of the intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models, and replacement cost valuation methodologies. The discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset, the useful lives of the particular assets, the selection of royalty and discount rates used in the models, and certain published industry benchmark data. The replacement cost methodology required the use of estimates in determining the costs to replace the assets and the amount of obsolescence existing at the time of the acquisition. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $115.0 million assigned to intangible assets, $13.0 million was assigned to the technology asset class with useful lives of 1 to 8 years (with a weighted average amortization period of 3.2 years), $13.0 million to backlog with a useful life of 2 years, $77.0 million to customer relationships with a useful life of 9.25 years, and $12.0 million to trademarks with an original useful life of 15.5 years. The weighted-average amortization period of all intangible assets was originally 8.4 years.

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecisions’ operating results were being reported as its own operating segment prior to the Company’s segment realignments (refer to Note 12 – Operating Segment and Enterprise Wide Reporting for more information on the segment changes). The goodwill is not deductible for income tax purposes and was allocated to the SiriusDecisions and Research operating segments in the amounts of $142.5 million and $16.0 million, respectively, prior to the segment realignments. The acquisition of SiriusDecisions added approximately $79.3 million of additional revenue and $103.9 million of direct expenses, including intangible amortization, for the year ended December 31, 2019. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands):

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

2018

FeedbackNow

On July 6, 2018, Forrester acquired 100% of the issued and outstanding shares of S.NOW SA, a Switzerland-based business that operates as FeedbackNow. FeedbackNow is a maker of physical buttons and monitoring software that companies deploy to measure, analyze, and improve customer experience. The acquisition is part of Forrester's plan to build a real-time customer experience (“CX”) cloud solution. FeedbackNow provides a high-volume input source for the real-time CX cloud solution. The acquisition of FeedbackNow was determined to be an acquisition of a business under the provisions of Topic 805.

The Company paid $8.4 million on the closing date. As discussed below, during 2020 and 2019, the Company paid additional amounts for the acquired working capital, indemnity holdback (payable over a two-year period from the closing), and contingent consideration (based on the financial performance of FeedbackNow during the two-year period following the closing date).

Total Consideration Transferred

The following table summarizes the fair value of the aggregate consideration payable for FeedbackNow as of the acquisition date (in thousands):

Cash paid at close (1)	$8,425
Working capital adjustment (2)	798
Indemnity holdback (3)	1,485
Contingent purchase price (4)	3,388
Total	$14,096

(1)

The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.5 million, was $8.0 million and is reflected as an investing activity in the Consolidated Statements of Cash Flows.

(2)	Represents the amount payable to the sellers based upon working capital as defined, and was paid to the sellers in 2019.
(3)	$1.0 million and $0.5 million of the holdback was paid during 2020 and 2019, respectively.
(4)

The acquisition of FeedbackNow included a contingent consideration arrangement that required additional consideration to be paid to the sellers based on the financial performance of FeedbackNow during the two-year period subsequent to the closing date. The fair value of this contingent consideration arrangement on the acquisition date was $3.4 million, which was recognized as purchase price. $2.7 million and $1.8 million was paid during 2020 and 2019, respectively, as a result of FeedbackNow meeting the financial performance targets. Refer to Note 7 – Fair Value Measurements for further discussion.

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
(2)

All of the intangible assets are finite-lived. The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular discounted cash flow models. The use of discounted cash flow models required the use of estimates, including projected cash flows related to the particular asset, the useful lives of the particular assets, the selection of royalty and discount rates used in the models, and certain published industry benchmark data. In establishing the estimated useful lives of the acquired intangible assets, the Company relied primarily on the duration of the cash flows utilized in the valuation model. Of the $4.8 million assigned to intangible assets, $3.0 million was assigned to the technology asset class with a useful life of 6.5 years, $1.3 million to customer relationships with useful lives of 4.5 years to 7.5 years (with a weighted average amortization period of 6.1 years), and $0.5 million to trademarks with a useful life of 8.5 years. The weighted-average amortization period of all intangible assets is 4.8 years.

The Company's financial statements include the operating results of FeedbackNow beginning on July 6, 2018, the date of acquisition. FeedbackNow's operating results and goodwill were reported within the Company's Research segment prior to the Company’s segment realignments (refer to Note 12 – Operating Segment and Enterprise Wide Reporting for more information on the segment changes). The goodwill is not deductible for income tax purposes.

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

The total purchase price was approximately $1.3 million, which was paid in cash on the closing date. The acquired working capital was insignificant. The acquisition also required Forrester to pay up to an additional $0.3 million in cash, contingent on the achievement of certain employment conditions by key employees during the two year period from the acquisition date. This amount was recognized as compensation expense over the related service period. During 2020 and 2019, Forrester paid $0.2 million and $0.1 million, respectively as a result of the employment conditions being met. The purchase price was allocated as $0.7 million of goodwill and $0.6 million of an intangible asset representing technology, which is being amortized over its estimated useful life of 5 years. Goodwill was recorded within the Research segment prior to the Company’s segment realignments (refer to Note 12 – Operating Segment and Enterprise Wide Reporting for more information on the segment changes), and is deductible for income tax purposes. Goodwill is attributable to the acquired workforce as well as future synergies.

Acquisition and Integration Costs

Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies. The company recognized $5.8 million, $8.9 million, and $3.8 million of acquisition and integration costs during 2020, 2019, and 2018, respectively. The costs primarily consisted of investment banker fees, legal fees, regulatory costs, accounting and tax professional fees, and costs of abandoning unused facilities.

Note 3 - Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Product Segment	SiriusDecisions Segment	Total
Balance at December 31, 2018	$72,647	$—	$12,518	$—	$85,165
Reassignment (1)	12,518	—	(12,518)	—	—
Acquisitions (2)	16,025	—	—	142,544	158,569
Translation adjustments	121	—	—	40	161
Balance at December 31, 2019	101,311	—	—	142,584	243,895
Reassignment on January 1, 2020 (3)	130,179	—	12,405	(142,584)	—
Reassignment on May 1, 2020 (4)	4,195	8,143	(12,338)	—	—
Translation adjustments	3,228	155	(67)	—	3,316
Balance at December 31, 2020	$238,913	$8,298	$—	$—	$247,211
(1)

In conjunction with the acquisition of SiriusDecisions, the Company realigned its management structure on January 1, 2019 into Research, Product, and SiriusDecisions from its prior structure of Research, Product, and Project Consulting. Goodwill was reassigned as of January 1, 2019 based on the relative fair values of the Research and Product reporting units.

(2)

The goodwill related to the acquisition of SiriusDecisions was allocated to the SiriusDecisions segment, except for the portion of goodwill representing revenue synergies that are expected to benefit the Research segment.

(3)

On January 1, 2020, the Company realigned its internal management and reporting as SiriusDecisions no longer operated under a separate management structure. As a result, the SiriusDecisions segment was eliminated (refer to Note 12 – Operating Segment and Enterprise Wide Reporting). Goodwill was reassigned on January 1, 2020 based on the relative fair values of the product lines transferred to the Research and Product reporting units.

(4)

As described in the Company’s Form 8-K filed on April 2, 2020, Forrester’s Chief Product Officer resigned from the Company effective April 17, 2020. Subsequently, the Chief Product Officer position was eliminated and on May 1, 2020, the Company reorganized its operations to reflect three lines of business: Research, Consulting, and Events. As a result, the Product segment was eliminated (refer to Note 12 – Operating Segment and Enterprise Wide Reporting). Goodwill was reassigned based on the relative fair values of product lines transferred to the Research, Consulting, and Events reporting units. No goodwill was reassigned to the Events reporting unit.

Immediately prior to and after each reporting unit change described above, the Company performed an assessment of goodwill for all reporting units. On each reporting unit change date, the Company concluded that no impairments existed. Additionally, the Company performed its annual impairment testing as of November 30, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed.

As of December 31, 2020, the Company had no accumulated goodwill impairment losses and the Consulting reporting unit had a negative carrying value.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,450	$17,277	$61,173
Technology	16,956	10,197	6,759
Trademarks	12,495	2,432	10,063
Total	$107,901	$29,906	$77,995

	December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$109,825	$40,169	$69,656
Technology	16,661	7,051	9,610
Backlog	13,000	6,500	6,500
Trademarks	12,451	854	11,597
Total	$151,937	$54,574	$97,363

Amortization expense related to intangible assets was approximately $19.7 million, $22.6 million, and $1.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2021	$15,163
2022	13,230
2023	11,980
2024	9,936
2025	8,887
Thereafter	18,799
Total	$77,995

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

Amounts borrowed under the Facilities bear interest, at Forrester’s option, at a rate per annum equal to either: (i) LIBOR for the applicable interest period plus a margin that is between 1.75% and 2.50% based on Forrester’s consolidated total leverage ratio, or (ii) the alternate base rate plus a margin that is between 0.75% and 1.50% based on Forrester’s consolidated total leverage ratio. In addition, the Company pays a commitment fee between 0.25% and 0.35% per annum, based on Forrester’s consolidated total leverage ratio, on the average daily unused portion of the Revolving Credit Facility, payable quarterly, in arrears.

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. The amount payable in each year as of December 31, 2020 is set forth in the table below (in thousands):

2021	$12,500
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$109,375

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. In addition to financing the acquisition, proceeds from the Revolving Credit Facility can also be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2020, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility, which are included in other assets on the Consolidated Balance Sheets. These costs are being amortized on a straight-line basis over the five-year term of the Revolving Credit Facility and are included in interest expense in the Consolidated Statements of Operations. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense in the Consolidated Statements of Operations utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2020	December 31, 2019
Term loan facility (1)	$109,375	$118,750
Revolving credit facility (1) (2)	—	14,000
Principal amount outstanding (3)	109,375	132,750
Less: Deferred financing fees	(1,576)	(2,205)
Net carrying amount	$107,799	$130,545

(1)

The contractual annualized interest rate as of December 31, 2020 on the Term loan facility was 2.1875%, which consisted of LIBOR of 0.1875% plus a margin of 2.0%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 6 – Derivatives and Hedging for further information on the swap.

(2)	The Company had $74.1 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2020.
(3)	The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2020 and 2019 was 2.73% and 4.71%, respectively.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2020. The Facilities also contain customary events of default, representations, and warranties.

All obligations under the Facilities are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect, material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets, including intellectual property, and all of the capital stock of the Company and its subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

Note 5 – Leases

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$16,188	$15,005
Short-term lease cost	330	498
Variable lease cost	1,871	5,318
Sublease income	(256)	(205)
Total lease cost	$18,133	$20,616

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,577	$10,953
Operating ROU assets obtained in exchange for lease obligations	$12,200	$18,497
Weighted-average remaining lease term - operating leases (years)	6.4	6.4
Weighted-average discount rate - operating leases	4.6%	5.1%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

2021	$15,425
2022	15,468
2023	15,070
2024	14,687
2025	12,700
Thereafter	21,109
Total lease payments	94,459
Less imputed interest	(12,164)
Present value of lease liabilities	$82,295

Lease balances are as follows (in thousands):

As of
December 31, 2020
Operating lease ROU assets	$69,296

Short-term operating lease liabilities (1)	$11,972
Non-current operating lease liabilities	70,323
Total operating lease liabilities	$82,295
(1)	Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees or material restrictions or covenants, and all sublease transactions are not material.

During the fourth quarter of 2020, the Company received a variable incentive payment of $3.5 million from one of its landlords to terminate the related office space lease early. This amount was recognized as a reduction in rent expense.

During the year ended December 31, 2020, the Company recorded $2.3 million of ROU asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease from the SiriusDecisions acquisition that the Company no longer used as a result of the integration of SiriusDecisions. The leasehold improvements were originally recorded in property and equipment, net in the Consolidated Balance Sheets. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the ROU asset and leasehold improvements based on their relative carrying values. The impairments are included in acquisition and integration costs in the Consolidated Statements of Operations.

The Company did not have any lease impairments or abandonments during 2019 or 2018.

Note 6 – Derivatives and Hedging

The Company enters into derivative contracts (an interest rate swap and foreign currency forwards) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (refer to Note 4 – Debt) and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its derivative contracts in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

During 2019, the Company entered into a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount of this interest rate swap at December 31, 2020 was $68.7 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of: (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on December 31, 2020 was a liability of $1.1 million (refer to Note 7 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities in the Consolidated Balance Sheets.

The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss), a component of equity in the Consolidated Balance Sheets. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through December 31, 2020, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of December 31, 2020 of $0.8 million (net of taxes) is recorded in accumulated other comprehensive loss. The Company expects $0.6 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statement of Cash Flows.

Foreign Currency Forwards

The Company enters into a limited number of foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations because the Company does not designate these contracts as hedges for accounting purposes.

During 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by December 31, 2020. Accordingly, as of December 31, 2020, there are no amounts recorded in the Consolidated Balance Sheets.

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

	For the Year Ended December 31,
Amount recorded in:	2020	2019
Interest expense (1)	$(858)	$—
Other income (expense), net (2)	(157)	—
Total	$(1,015)	$—
(1)	Consists of interest expense from the interest rate swap contract.
(2)	Consists of net realized losses on foreign currency forward contracts.

The Company did not have any derivatives as of or during the year ended December 31, 2018.

Note 7 - Fair Value Measurements

The Company has certain financial assets and liabilities which have been classified as either Level 1, 2, or 3 within the fair value hierarchy as described below.

Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Fair value based on inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Fair value based on unobservable inputs that are supported by little or no market activity and such inputs are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$503	$—	$—	$503
Total Assets	$503	$—	$—	$503

Liabilities:
Interest rate swap (2)	$—	$(1,144)	$—	$(1,144)
Total Liabilities	$—	$(1,144)	$—	$(1,144)

	Fair Value Measurements
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$2,354	$—	$—	$2,354
Total Assets	$2,354	$—	$—	$2,354

Liabilities:
Interest rate swap (2)	$—	$(144)	$—	$(144)
Contingent purchase price (3)	—	—	(2,511)	(2,511)
Total Liabilities	$—	$(144)	$(2,511)	$(2,655)
(1)	Included in cash and cash equivalents in the Consolidated Balance Sheets.
(2)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (refer to Note 4 – Debt and Note 6 – Derivatives and Hedging). The fair value of the interest rate swap is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

(3)	Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

During the years ended December 31, 2020 and 2019, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

Level 3 activity consists entirely of the contingent purchase price related to the acquisition of FeedbackNow (see Note 2 – Acquisitions). Changes in the fair value of Level 3 contingent consideration were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2017	$—
Acquisition of FeedbackNow (1)	(3,388)
Fair value adjustment of contingent purchase price (2)	(780)
Foreign exchange effect	(28)
Balance at December 31, 2018	(4,196)
Fair value adjustment of contingent purchase price (2)	(68)
Payment of contingent purchase price (3)	1,769
Foreign exchange effect	(16)
Balance at December 31, 2019	(2,511)
Fair value adjustment of contingent purchase price (2)	(22)
Payment of contingent purchase price (4)	2,680
Foreign exchange effect	(147)
Balance at December 31, 2020	$—
(1)	Refer to Note 2 – Acquisitions for a discussion of the fair value of the contingent purchase price as of the acquisition date.
(2)

Subsequent to the acquisition of FeedbackNow, the increases in the fair value of the contingent consideration were primarily due to the achievement of contract bookings during these periods. The Monte Carlo simulation was used to determine the fair value and increases or decreases in the simulation’s inputs would have resulted in higher or lower fair value measurements. These amounts were recognized as acquisition and integration costs in the Consolidated Statements of Operations.

(3)	During the third quarter of 2019, the first year financial targets were met and $1.8 million was paid to the sellers during the same period.
(4)	During the third quarter of 2020, the second year financial targets were met and $2.7 million was paid to the sellers during the fourth quarter of 2020.

Note 8 - Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$7,237	$(14,637)	$17,718
Foreign	5,696	5,038	5,807
Total	$12,933	$(9,599)	$23,525

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$603	$618	$2,278
State	2,054	911	1,173
Foreign	1,963	2,399	1,763
Total current	4,620	3,928	5,214
Deferred:
Federal	490	(1,454)	2,111
State	(1,641)	(2,005)	667
Foreign	(526)	(498)	153
Total deferred	(1,677)	(3,957)	2,931
Income tax expense (benefit)	$2,943	$(29)	$8,145

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	2.6	8.3	6.2
Foreign tax rate differential	(0.2)	0.4	(0.2)
Stock option compensation	5.7	(1.2)	(1.1)
Withholding taxes	3.3	(3.5)	2.1
Non-deductible expenses	2.2	(9.8)	5.3
Change in valuation allowance	(5.8)	2.3	—
Foreign subsidiary income subject to U.S. tax	(4.3)	(7.4)	—
Change in tax legislation	(1.9)	(1.2)	1.9
Audit settlements	—	(8.3)	—
Other, net	0.2	(0.3)	(0.6)
Effective tax rate	22.8%	0.3%	34.6%

The increase in the effective tax rate during 2020 as compared to the prior year was primarily due to the resolution of an audit in 2019 that did not recur in 2020, utilization of valuation allowance on capital assets during 2020, a decrease of non-deductible expenses during 2020, and windfalls related to stock based compensation during 2019 that did not recur in 2020.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2020	2019
Non-deductible reserves and accruals	$2,814	$2,743
Net operating loss and other carryforwards	8,719	13,049
Stock compensation	1,935	2,651
Lease liability	22,842	17,382
Gross deferred tax asset	36,310	35,825
Less - valuation allowance	(1,237)	(2,274)
Sub-total	35,073	33,551
Other liabilities	(751)	(1,085)
Depreciation and amortization	(1,091)	(1,567)
Goodwill and intangible assets	(27,319)	(32,120)
Operating lease right-of-use assets	(19,201)	(15,005)
Deferred commissions	(6,665)	(5,706)
Net deferred tax asset (liability)	$(19,954)	$(21,932)

As of December 31, 2020 and 2019, long-term net deferred tax assets were $1.6 million and $1.0 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $21.5 million and $22.9 million, respectively, at December 31, 2020 and 2019, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2020, the Company has fully utilized its U.S. federal net operating loss carryforwards. The U.S. federal net operating loss carryforwards resulting from taxable years beginning after December 31, 2017 can be carried forward indefinitely and can be used to offset 80% of U.S. taxable income.

The Company has foreign net operating loss carryforwards of approximately $27.6 million, which can be carried forward indefinitely. Approximately $3.4 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2020, the Company has U.S. federal and state capital loss carryforwards of $1.2 million, which expire in 2022.

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

As of December 31, 2020 and 2019, the Company maintained a valuation allowance of approximately $1.2 million and $2.3 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Deferred tax valuation allowance at January 1	$2,274	$2,574	$2,686
Additions	52	30	74
Deductions	(1,134)	(356)	(139)
Change in tax legislation	2	—	—
Translation adjustments	43	26	(47)
Deferred tax valuation allowance at December 31	$1,237	$2,274	$2,574

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax primarily through GILTI or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $25.6 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Unrecognized tax benefits at January 1	$345	$799	$806
Reductions for tax positions of prior years	(344)	(458)	—
Additions for tax positions of current year	—	—	—
Settlements	—	—	—
Translation adjustments	27	4	(7)
Unrecognized tax benefits at December 31	$28	$345	$799

As of December 31, 2020, the total amount of unrecognized tax benefits totaled approximately $28 thousand, all of which, if recognized, would decrease our effective tax rate in a future period. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months due to expiration of certain statutes of limitation.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2020, 2019, and 2018. Accrued interest and penalties were insignificant at December 31, 2020, 2019, and 2018.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2015, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. During 2019, the Company recorded a $0.3 million tax expense to settle a foreign tax audit. As of December 31, 2020, the Company has one non-U.S. subsidiary under audit.

Note 9 - Stockholders’ Equity

Preferred Stock

Forrester has authorized 500,000 shares of $0.01 par value preferred stock. The Board of Directors has full authority to issue this stock and to fix the voting powers, preferences, rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges, liquidation preferences, and the number of shares constituting any series or designation of such series.

Treasury Stock

As of December 31, 2020, Forrester’s Board of Directors has authorized an aggregate $535.0 million to purchase common stock under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2020, the Company had repurchased approximately 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Dividends

As a result of the acquisition of SiriusDecisions on January 3, 2019 (see Note 2 – Acquisitions), and the related debt incurred to fund the acquisition (see Note 4 – Debt), the Company suspended its dividends program beginning in 2019. The Company did not declare or pay any dividends in the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company declared and paid four quarterly dividends of $0.20 per share each quarter, amounting to $0.80 per share or $14.5 million.

Equity Plans

The Company maintains the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan, which runs until May 2026, provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan and 793,275 shares returned from prior plans. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. Beginning in 2017, RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2020, approximately 1.9 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2020, approximately 8,000 options remain outstanding and are fully vested under prior plans.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2020, 2019, and 2018 was $35.15, $43.84, and $43.71, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $10.0 million, $8.2 million, and $9.1 million during 2020, 2019, and 2018, respectively.

RSU activity for the year ended December 31, 2020 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	656	$42.94
Granted	360	35.15
Vested	(275)	41.92
Forfeited	(99)	43.02
Unvested at December 31, 2020	642	$38.99

Stock Options

Stock option activity for the year ended December 31, 2020 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2019	436	$35.62
Granted	—	—
Exercised	(90)	34.87
Forfeited	(54)	37.70
Outstanding at December 31, 2020	292	$35.46	3.35	$1,880
Vested and Exercisable at December 31, 2020	292	$35.46	3.35	$1,880

 The total intrinsic value of options exercised during 2020, 2019, and 2018 was $0.5 million, $1.5 million, and $3.3 million, respectively.

Employee Stock Purchase Plan

In May 2018, stockholders of the Company approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which provided for an additional 400,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Stock Purchase Plan provides for the issuance of up to 1.1 million shares of common stock and as of December 31, 2020, approximately 0.3 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 29, 2020	47	$29.27
August 31, 2020	50	$30.14
February 28, 2019	25	$41.82
August 31, 2019	35	$29.64

Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Marketable Investments	Interest Rate Swap	Translation Adjustment	Total AOCI/L
Balance at December 31, 2017	$(115)	$—	$(1,897)	$(2,012)
Foreign currency translation (1)	—	—	(3,257)	(3,257)
Reclassification of stranded tax effects from tax reform	(26)	—	—	(26)
Unrealized gain before reclassification, net of tax of $(4)	12	—	—	12
Reclassification of AOCI/L to income, net of tax of $(75) (2)	129	—	—	129
Balance at December 31, 2018	—	—	(5,154)	(5,154)
Foreign currency translation (1)	—	—	401	401
Unrealized loss, net of tax of $40	—	(104)	—	(104)
Balance at December 31, 2019	—	(104)	(4,753)	(4,857)
Foreign currency translation (1)	—	—	4,884	4,884
Unrealized loss before reclassification, net of tax of $283	—	(1,333)	—	(1,333)
Reclassification of AOCI/L to income, net of tax of $(242) (3)	—	616	—	616
Balance at December 31, 2020	$—	$(821)	$131	$(690)
(1)

The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

(2)	Reclassification is related to realized losses on sales of the Company’s available-for-sale securities and were recorded in gains on investments, net in the Consolidated Statements of Operations.
(3)

Reclassification is related to the Company’s interest rate swap (cash flow hedge) and was recorded in interest expense in the Consolidated Statements of Operations. Refer to Note 6 – Derivatives and Hedging.

Note 10 - Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $7.6 million, $7.3 million, $5.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 11 - Non-Marketable Investments

At December 31, 2020 and 2019, the carrying value of the Company’s non-marketable investments, which were composed primarily of interests in technology-related private equity funds, was $0.6 million and $2.5 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5%. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains on investments, net in the Consolidated Statement of Operations. The Company recorded $2.5 million and $0.6 million in gains from its non-marketable investments for the years ended December 31, 2020 and 2018, respectively, and gains were immaterial during 2019.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the year ended December 31, 2020, $4.3 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the years ended December 31, 2019 and 2018, no distributions were received from the funds.

Note 12 - Operating Segment and Enterprise Wide Reporting

On January 1, 2020, the Company realigned its internal management and reporting as SiriusDecisions no longer operated under a separate management structure. As described in the Company’s Form 8-K filed on April 2, 2020, Forrester’s Chief Product Officer resigned from the Company effective April 17, 2020. Subsequently, the Chief Product Officer position was eliminated and the Company reorganized its operations to reflect three lines of business: Research, Consulting, and Events. As a result of these changes, on May 1, 2020, the Company realigned its internal reporting into Research, Consulting, and Events. The realignments eliminated the Products and SiriusDecisions segments as the product lines and organizations supporting the related revenues began operating under the new management structure. Prior period amounts have been revised to conform to the current presentation.

The Research segment includes the revenues of the Research, Connect, and Analytics products and the cost of the organizations responsible for developing and delivering these products. In addition, this segment includes Consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research and analytics analysts. The costs of the product management organization responsible for product pricing and packaging, and the launch of new products, is included in this segment.

The Consulting segment includes the revenues and the related costs of the Company’s consulting organization. The consulting organization delivers a majority of the Company’s consulting project revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and excludes: selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and gains (losses) on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The following tables present information about reportable segments, including the Company’s disaggregation of revenue by product (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2020
Research revenues
Research revenues	$219,670	$—	$—	$219,670
Connect revenues	54,530	—	—	54,530
Analytics revenues	20,285	—	—	20,285
Total research revenues	294,485	—	—	294,485
Consulting revenues	57,276	87,086	—	144,362
Events revenues	—	—	10,137	10,137
Total segment revenues	351,761	87,086	10,137	448,984
Segment expenses	(110,843)	(40,168)	(8,231)	(159,242)
Selling, marketing, administrative and other expenses				(248,105)
Amortization of intangible assets				(19,683)
Acquisition and integration costs				(5,779)
Interest expense, other expense, and gains on investments				(3,242)
Income before income taxes				$12,933

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2019
Research revenues
Research revenues	$219,189	$—	$—	$219,189
Connect revenues	56,224	—	—	56,224
Analytics revenues	23,322	—	—	23,322
Total research revenues	298,735	—	—	298,735
Consulting revenues	60,758	75,194	—	135,952
Events revenues	—	—	27,010	27,010
Total segment revenues	359,493	75,194	27,010	461,697
Segment expenses	(120,882)	(38,192)	(18,968)	(178,042)
Selling, marketing, administrative and other expenses				(253,163)
Amortization of intangible assets				(22,619)
Acquisition and integration costs				(8,948)
Interest expense, other expense, and gains on investments				(8,524)
Loss before income taxes				$(9,599)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2018
Research revenues
Research revenues	$157,112	$—	$—	$157,112
Connect revenues	51,377	—	—	51,377
Analytics revenues	19,910	—	—	19,910
Total research revenues	228,399	—	—	228,399
Consulting revenues	56,863	58,842	—	115,705
Events revenues	—	—	13,471	13,471
Total segment revenues	285,262	58,842	13,471	357,575
Segment expenses	(88,015)	(30,957)	(10,102)	(129,074)
Selling, marketing, administrative and other expenses				(201,127)
Amortization of intangible assets				(1,162)
Acquisition and integration costs				(3,787)
Interest expense, other income, and gains on investments				1,100
Income before income taxes				$23,525

 Net long-lived tangible assets by location as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
United States	$24,645	$26,709
United Kingdom	261	578
Europe (excluding United Kingdom)	78	97
Asia Pacific	2,048	2,553
Total	$27,032	$29,937

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2020, 2019, and 2018 are as follows (dollars in thousands):

	2020	2019	2018
United States	$356,288	$362,867	$274,151
Europe (excluding United Kingdom)	34,897	32,585	29,741
United Kingdom	15,741	21,316	15,273
Canada	14,005	17,246	15,569
Asia Pacific	22,969	22,842	17,839
Other	5,084	4,841	5,002
Total	$448,984	$461,697	$357,575

	2020	2019	2018
United States	79%	79%	77%
Europe (excluding United Kingdom)	8	7	8
United Kingdom	4	4	4
Canada	3	4	4
Asia Pacific	5	5	5
Other	1	1	2
Total	100%	100%	100%

Note 13 - Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2020 and 2019 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2020	2019
Computers and equipment	$17,191	$18,337
Computer software	35,476	30,812
Furniture and fixtures	10,466	10,365
Leasehold improvements	31,517	32,935
Total property and equipment	94,650	92,449
Less accumulated depreciation	(67,618)	(62,512)
Total property and equipment, net	$27,032	$29,937

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software (as updated by ASU No. 2018-15, refer to Note 1 – Summary of Significant Accounting Policies) are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal use software costs totaled $4.9 million, $5.1 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in depreciation in the Consolidated Statements of Operations.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Payroll and related benefits	$43,575	$45,340
Taxes	8,324	5,320
Lease liability	11,972	12,208
Other	12,749	16,989
Total	$76,620	$79,857

Non-Current Liabilities:

Non-current liabilities as of December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Deferred tax liability	$21,526	$22,884
Other	1,559	1,025
Total	$23,085	$23,909

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$628	$359	$155
Cumulative effect adjustment of adopting Topic 326 (1)	218	—	—
Provision for doubtful accounts	721	1,246	567
Write-offs	(850)	(987)	(356)
Translation Adjustments	(9)	10	(7)
Balance, end of year	$708	$628	$359

(1)	Topic 326 was adopted on January 1, 2020. Refer to Note 1 – Summary of Significant Accounting Policies for a discussion on the adoption.

Note 14 — Contingencies

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 11, 2021.

Name	Age	Position
George F. Colony	67	Chairman of the Board, Chief Executive Officer
Ryan D. Darrah	49	Chief Legal Officer and Secretary
Michael A. Doyle	65	Chief Financial Officer
Kelley Hippler	52	Chief Sales Officer
Carrie Johnson	45	Chief Research Officer
Mike Kasparian	45	Chief Information Officer
Sherri Kottmann	45	Chief People Officer
Shirley Macbeth	49	Chief Marketing Officer
Steven Peltzman	52	Chief Business Technology Officer

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

Mike Kasparian began serving as Chief Information Officer in May 2018. Previously he served as VP, Information Technology from 2011 to May 2018. Mr. Kasparian joined Forrester in 2001.

Sherri Kottmann began serving as the Company’s Chief People Officer in April 2019. Previously she served as Vice President, Performance, Leadership & Culture from 2016 to March 2019 and Director, Strategic Growth, from 2012 to 2016. Ms. Kottman joined Forrester in 2009.

Shirley Macbeth became the Company’s Chief Marketing Officer in March 2020. Prior to joining Forrester, she was Senior Vice President, Corporate Marketing, of ACI Worldwide, a publicly traded payment systems company, from October 2011 to March 2020.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the 2021 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2020, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	933,771	(1)	$35.46	2,231,643	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	933,771		$35.46	2,231,643

(1)	Includes 641,684 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes, as of December 31, 2020, 1,923,832 shares available for issuance under our Equity Incentive Plan and 307,811 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2021 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2021 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Stock Option Plan for Directors, as amended

10.05+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.08+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+	Form of Restricted Stock Unit Award Agreement for Directors with Four-Year Vesting (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.13+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.15+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.16+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.17+	Amended and Restated Executive Cash Incentive Plan

10.18+(1)	Executive Quarterly Cash Incentive Plan

10.19+	Employment Offer Letter from Company to Michael A. Doyle dated July 24, 2007

10.20+	Letter Agreement, dated December 9, 2020, by and between the Company and Michael A. Doyle

10.21	Forrester Research, Inc. Executive Severance Plan

10.22	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.23	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.24

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.25	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.26	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
+	Denotes management contract or compensation arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ GEORGE F. COLONY
George F. Colony
Chairman of the Board and Chief Executive Officer

Date: March 11, 2021

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2021

/s/ MICHAEL A. DOYLE Michael A. Doyle	Chief Financial Officer (Principal Financial Officer)	March 11, 2021

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 11, 2021

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 11, 2021

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 11, 2021

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 11, 2021

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 11, 2021

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 11, 2021

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 11, 2021

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 11, 2021