Form 10-Q
period 2021-03-31
FORRESTER RESEARCH, INC.
filed 2021-05-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 3, 2021, 19,129,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$125,600	$90,257
Accounts receivable, net of allowance for expected credit losses of $731 and $708 as of March 31, 2021 and December 31, 2020, respectively	68,822	84,695
Deferred commissions	21,937	23,620
Prepaid expenses and other current assets	19,913	18,588
Total current assets	236,272	217,160
Property and equipment, net	26,513	27,032
Operating lease right-of-use assets	73,810	69,296
Goodwill	245,691	247,211
Intangible assets, net	73,898	77,995
Other assets	7,535	5,524
Total assets	$663,719	$644,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$380	$657
Accrued expenses and other current liabilities	54,747	76,620
Current portion of long-term debt	12,500	12,500
Deferred revenue	216,522	179,968
Total current liabilities	284,149	269,745
Long-term debt, net of deferred financing fees	92,319	95,299
Non-current operating lease liabilities	74,567	70,323
Other non-current liabilities	20,447	23,085
Total liabilities	471,482	458,452
Commitments and contingencies (Note 4, 13)
Stockholders' Equity (Note 11):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,755 and 23,648 shares as of March 31, 2021 and December 31, 2020, respectively
Outstanding - 19,124 and 19,017 shares as of March 31, 2021 and December 31, 2020, respectively	238	236
Additional paid-in capital	234,752	230,128
Retained earnings	131,937	127,981
Treasury stock - 4,631 shares as of March 31, 2021 and December 31, 2020	(171,889)	(171,889)
Accumulated other comprehensive loss	(2,801)	(690)
Total stockholders’ equity	192,237	185,766
Total liabilities and stockholders’ equity	$663,719	$644,218

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Research	$74,968	$74,267
Consulting	38,550	31,988
Events	263	90
Total revenues	113,781	106,345
Operating expenses:
Cost of services and fulfillment	47,477	43,353
Selling and marketing	39,279	40,273
General and administrative	13,178	12,005
Depreciation	2,290	2,406
Amortization of intangible assets	3,903	4,712
Integration costs	118	2,875
Total operating expenses	106,245	105,624
Income from operations	7,536	721
Interest expense	(1,129)	(1,538)
Other income (expense), net	(470)	310
Gain on investments, net	—	13
Income (loss) before income taxes	5,937	(494)
Income tax expense	1,981	19
Net income (loss)	$3,956	$(513)
Basic income (loss) per common share	$0.21	$(0.03)
Diluted income (loss) per common share	$0.21	$(0.03)
Basic weighted average common shares outstanding	19,061	18,705
Diluted weighted average common shares outstanding	19,288	18,705

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$3,956	$(513)

Other comprehensive loss net of tax:
Foreign currency translation	(2,301)	(1,920)
Net change in market value of interest rate swap	190	(1,181)
Other comprehensive loss	(2,111)	(3,101)
Comprehensive income (loss)	$1,845	$(3,614)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,956	$(513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,290	2,406
Impairment of property and equipment	—	626
Amortization of intangible assets	3,903	4,712
Net gains from investments	—	(13)
Deferred income taxes	(2,395)	(251)
Stock-based compensation	2,492	2,802
Operating lease right-of-use assets, amortization, and impairments	2,666	4,535
Amortization of deferred financing fees	232	244
Foreign currency (gains) losses	521	(229)
Changes in assets and liabilities:
Accounts receivable	15,181	24,556
Deferred commissions	1,683	1,723
Prepaid expenses and other current assets	(1,255)	(6,943)
Accounts payable	(275)	(143)
Accrued expenses and other liabilities	(22,235)	(27,264)
Deferred revenue	36,505	18,574
Operating lease liabilities	(2,718)	(2,999)
Net cash provided by operating activities	40,551	21,823
Cash flows from investing activities:
Purchases of property and equipment	(1,468)	(2,401)
Net cash used in investing activities	(1,468)	(2,401)
Cash flows from financing activities:
Payments on borrowings	(3,125)	(16,344)
Proceeds from issuance of common stock under employee equity incentive plans	2,614	1,955
Taxes paid related to net share settlements of stock-based compensation awards	(480)	(902)
Net cash used in financing activities	(991)	(15,291)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(478)	(2,683)
Net change in cash, cash equivalents and restricted cash	37,614	1,448
Cash, cash equivalents and restricted cash, beginning of period	90,652	69,192
Cash, cash equivalents and restricted cash, end of period	$128,266	$70,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$902	$1,286
Cash paid for income taxes	$1,719	$1,356

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2021 may not be indicative of the results for the year ending December 31, 2021, or any other period.

Reclassification

Effective for the first quarter of 2021, the Company modified its key metrics, as further described in Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations. As part of these changes, beginning January 1, 2021, the Company is classifying all components of its subscription research products within the Research revenues financial statement line on the Consolidated Statements of Operations. In prior periods, the separate advisory session performance obligations included in any of the Company’s subscription research products were classified within the Consulting revenues financial statement line. Prior periods have been reclassified to conform to the current presentation which resulted in approximately $1.4 million of revenue being reclassified from Consulting revenues to Research revenues during the three months ended March 31, 2020. This reclassification had no impact on the amount of total revenues previously reported.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$125,600	$69,815
Restricted cash classified in (1):
Prepaid expenses and other current assets	360	787
Other assets	2,306	38
Cash, cash equivalents and restricted cash shown in statement of cash flows	$128,266	$70,640

(1)

Restricted cash consists of collateral required for leased office space, letters of credit, and credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space and letters of credit is determined in accordance with the expiration of the underlying leases.

Adoption of New Accounting Pronouncements

The Company adopted the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes on January 1, 2021. The standard provides guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions, and makes other minor improvements. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

Note 2 — Goodwill and Other Intangible Assets

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

The Company performed its annual impairment testing as of November 30, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through March 31, 2021, there were no events or circumstances that required an interim impairment test. Accordingly, as of March 31, 2021, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which has a negative carrying value as of March 31, 2021.

The change in the carrying amount of goodwill for the three months ended March 31, 2021 is summarized as follows (in thousands):

Total
Balance at December 31, 2020	$247,211
Translation adjustments	(1,520)
Balance at March 31, 2021	$245,691

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,375	$19,384	$58,991
Technology	16,740	10,929	5,811
Trademarks	12,463	3,367	9,096
Total	$107,578	$33,680	$73,898

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,450	$17,277	$61,173
Technology	16,956	10,197	6,759
Trademarks	12,495	2,432	10,063
Total	$107,901	$29,906	$77,995

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2021 (remainder)	$11,212
2022	13,179
2023	11,938
2024	9,895
2025	8,879
Thereafter	18,795
Total	$73,898

Note 3 — Debt

On January 3, 2019, the Company entered into a $200.0 million credit agreement (the “Credit Agreement”). The Credit Agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”). The Credit Agreement is scheduled to mature on January 3, 2024.

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

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. As of March 31, 2021, the amount payable in each year is set forth in the table below (in thousands):

2021 (remainder)	9,375
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$106,250

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. The Company has $74.1 million of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2021. Proceeds from the Revolving Credit Facility can be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2021, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2021	December 31, 2020
Principal amount outstanding (1) (2)	$106,250	$109,375
Less: Deferred financing fees	(1,431)	(1,576)
Net carrying amount	$104,819	$107,799

(1)	This amount consists entirely of the outstanding Term Loan balance.
(2)

The contractual annualized interest rate as of March 31, 2021 on the Term loan facility was 2.125%, which consisted of LIBOR of 0.125% plus a margin of 2.000%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 6 – Derivatives and Hedging for further information on the swap. The weighted average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2021, was 2.146%.

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

As of March 31, 2021, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements.

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

Note 4 — Leases

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost	$3,819	$3,991
Short-term lease cost	88	81
Variable lease cost	1,436	1,356
Sublease income	(61)	(61)
Total lease cost	$5,282	$5,367

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,718	$2,999
Operating lease ROU assets obtained in exchange for lease obligations	$7,433	$1,466
Weighted-average remaining lease term - operating leases (years)	6.5	6.3
Weighted-average discount rate - operating leases	4.4%	5.1%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows (in thousands):

2021 (remainder)	$11,642
2022	16,623
2023	16,582
2024	16,208
2025	14,233
Thereafter	27,076
Total lease payments	102,364
Less imputed interest	(15,623)
Present value of lease liabilities	$86,741

Lease balances as of March 31, 2021 are as follows (in thousands):

Operating lease ROU assets	$73,810

Short-term operating lease liabilities (1)	$12,174
Non-current operating lease liabilities	74,567
Total operating lease liabilities	$86,741

(1)	Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants, and all sublease transactions are not material. The Company incurred $1.4 million of ROU asset impairments during the three months ended March 31, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition that the Company no longer used as a result of the integration of SiriusDecisions. These impairments are recorded in integration costs on the Consolidated Statements of Operations.

Note 5 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2021	2020
North America	$90,896	$88,410
Europe	15,081	11,787
Asia Pacific	6,393	5,051
Other	1,411	1,097
Total	$113,781	$106,345
(1)	Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2021 or 2020.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $72.3 and $69.9 million of revenue, respectively, related to its deferred revenue balances at January 1 of each such period. To determine revenue recognized in each period from deferred revenue at the beginning of each period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.

Approximately $489.0 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of March 31, 2021.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2021 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2020	$708
Provision for expected credit losses	86
Write-offs	(63)
Balance at March 31, 2021	$731

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended March 31, 2021 and 2020 was $8.8 million and $8.1 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2021 and 2020.

Note 6 — Derivatives and Hedging

The Company has a derivative contract (an interest rate swap) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (refer to Note 3 – Debt). The Company accounts for its derivative contract in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

At March 31, 2021, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at March 31, 2021 was $52.7 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on March 31, 2021 was a liability of $0.9 million (refer to Note 7 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities on the Consolidated Balance Sheets.

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through March 31, 2021, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of March 31, 2021 of $0.6 million, net of taxes, is recorded in accumulated other comprehensive loss. The Company expects $0.5 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

The Company’s derivative counterparty is an investment grade financial institution. The Company does not have any collateral arrangements with this counterparty and the derivative contract does not contain credit risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for the derivative contract for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
Amount recorded in:	2021	2020
Interest expense (1)	$(259)	$13
Total	$(259)	$13
(1)	Consists of interest expense from the interest rate swap contract.

Note 7 — Fair Value Measurements

The carrying amounts reflected on the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 3 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest.

Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents and its derivative contract. The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$503	$—	$503
Total Assets	$503	$—	$503

Liabilities:
Interest rate swap (2)	—	$(880)	$(880)
Total Liabilities	$—	$(880)	$(880)

	As of December 31, 2020
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$503	$—	$503
Total Assets	$503	$—	$503

Liabilities:
Interest rate swap (2)	—	$(1,144)	$(1,144)
Total Liabilities	$—	$(1,144)	$(1,144)

(1)	Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)

The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (refer to Note 3 – Debt and Note 6 – Derivatives and Hedging). The fair value of the interest rate swap is based on valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the three months ended March 31, 2021, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the three months ended March 31, 2021 was $2.0 million resulting in an effective tax rate of 33.4% for the period. Income tax expense for the three months ended March 31, 2020 was $19 thousand resulting in an effective tax rate of negative 3.8% for the period. The increase in income tax expense during the 2021 period was primarily due to the increase in overall U.S. profitability.

The Company anticipates that its effective tax rate for the full year 2021 will be approximately 32%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company evaluated the impact of the CARES Act and determined it was not material to its financial position or results of operations.

Note 9 — Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (net of tax, in thousands):

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2020	$(821)	$131	$(690)
Foreign currency translation (1)	—	(2,301)	(2,301)
Unrealized gain before reclassification, net of tax of $(1)	4	—	4
Reclassification of AOCI/L to income, net of tax of $(73) (2)	186	—	186
Balance at March 31, 2021	$(631)	$(2,170)	$(2,801)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Foreign currency translation (1)	—	(1,920)	(1,920)
Unrealized loss, net of tax of $462	(1,181)	—	(1,181)
Balance at March 31, 2020	$(1,285)	$(6,673)	$(7,958)
(1)

The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

(2)

Reclassification is related to the Company’s interest rate swap (cash flow hedge) and was recorded in interest expense on the Consolidated Statements of Operations. Refer to Note 6 – Derivatives and Hedging.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Basic weighted average common shares outstanding	19,061	18,705
Weighted average common equivalent shares	227	—
Diluted weighted average common shares outstanding	19,288	18,705
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	3	980

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	107	2	2,132	—	—	—	—	2,134
Stock-based compensation expense	—	—	2,492	—	—	—	—	2,492
Net income	—	—	—	3,956	—	—	—	3,956
Net change in interest rate swap, net of tax	—	—	—	—	—	—	190	190
Foreign currency translation	—	—	—	—	—	—	(2,301)	(2,301)
Balance at March 31, 2021	23,755	$238	$234,752	$131,937	4,631	$(171,889)	$(2,801)	$192,237

	Three Months Ended March 31, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, including tax effects	114	1	1,052	—	—	—	—	1,053
Stock-based compensation expense	—	—	2,802	—	—	—	—	2,802
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(157)	—	—	—	(157)
Net loss	—	—	—	(513)	—	—	—	(513)
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(1,181)	(1,181)
Foreign currency translation	—	—	—	—	—	—	(1,920)	(1,920)
Balance at March 31, 2020	23,389	$234	$220,308	$117,477	4,631	$(171,889)	$(7,958)	$158,172

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2021 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	642	$38.99
Granted	7	46.04
Vested	(38)	41.24
Forfeited	(13)	39.44
Unvested at March 31, 2021	598	$38.93

Stock option activity for the three months ended March 31, 2021 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2020	292	$35.46
Exercised	(30)	36.04
Outstanding at March 31, 2021	262	$35.40	3.15	$1,859
Vested and Exercisable at March 31, 2021	262	$35.40	3.15	$1,859

No stock options were granted or forfeited during the three months ended March 31, 2021.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of services and fulfillment	$1,435	$1,593
Selling and marketing	449	362
General and administrative	608	847
Total	$2,492	$2,802

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Average risk-free interest rate	0.05%	0.30%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	35%	26%
Weighted average fair value	$11.50	$8.10

Dividends

In 2019, the Company suspended its dividends program as a result of the acquisition of SiriusDecisions, Inc. and the related debt incurred to fund the acquisition (refer to Note 3 – Debt). The Company did not declare or pay any dividends in the three months ended March 31, 2021 and 2020, respectively.

Treasury Stock

As of March 31, 2021, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. In the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of common stock. From the inception of the program through March 31, 2021, the Company repurchased 16.3 million shares of common stock at an aggregate cost of $474.9 million.

Note 12 — Operating Segments

The Company’s operations are grouped into three segments: Research, Consulting, and Events. These segments are based on the management structure of the Company and how management uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below. Additionally, the tables below include the reclassification of revenues for the components of the Company’s CV subscription research products, as described further in Note 1: Interim Consolidated Financial Statements.

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. In May 2021, the Company announced the launch of a new research portfolio called Forrester Decisions, anticipated to be available in August 2021. This new portfolio of products will help executives, functional leaders, and their teams, across technology, marketing, customer experience, sales, and product management, plan and pursue initiatives for driving growth. The Forrester Decisions product combines the research, frameworks, models, and methodologies of the Company’s Forrester Research and SiriusDecisions Research product offerings, as well as features of the Company’s Connect and Analytics products. In connection with the launch of Forrester Decisions, the Company will no longer provide disaggregation of revenue by its research products in the segment tables below (refer to Note 5 – Revenue and Related Matters for disclosure of disaggregated revenue).

The Consulting segment includes the revenues and the related costs of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2021
Research revenues	$74,968	$—	$—	$74,968
Consulting revenues	12,731	25,819	—	38,550
Events revenues	—	—	263	263
Total segment revenues	87,699	25,819	263	113,781
Segment expenses	(30,717)	(12,325)	(714)	(43,756)
Selling, marketing, administrative and other expenses				(58,468)
Amortization of intangible assets				(3,903)
Integration costs				(118)
Interest expense, other expense, and gains on investments				(1,599)
Loss before income taxes				$5,937

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2020
Research revenues	$74,267	$—	$—	$74,267
Consulting revenues	12,582	19,406	—	31,988
Events revenues	—	—	90	90
Total segment revenues	86,849	19,406	90	106,345
Segment expenses	(27,464)	(10,021)	(677)	(38,162)
Selling, marketing, administrative and other expenses				(59,875)
Amortization of intangible assets				(4,712)
Integration costs				(2,875)
Interest expense, other income, and gains on investments				(1,215)
Loss before income taxes				$(494)

Note 13 — Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about possible acquisitions, future dividends, future share repurchases, future growth rates, results from operations and tax rates, the launch of Forrester Decisions, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, our ability to generate and increase demand for the Events we host, technology spending, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities including any impact of Brexit, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings beginning in the fourth quarter of 2020 and continuing through the first quarter of 2021. We expect that trend to continue in 2021. Our events business continues to be negatively affected by the pandemic. As we previously announced, all events in the first half of 2021 will be held as virtual events, including two of our flagship events, B2B Summit North America and CX North America. We hope to hold our events during the second half of 2021 as hybrid events, consisting of both in-person and virtual experiences.

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

We derive revenues from subscriptions to our Research products and services, licensing electronic “reprints” of our Research, performing consulting projects and advisory services, and hosting Events. We offer contracts for our Research products that are typically renewable annually and payable in advance. Subscription products are recognized as revenue ratably over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase consulting projects and advisory services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which are based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to consulting projects and advisory services are initially recorded as deferred revenue. Events revenues consist of ticket and sponsorship sales for a Forrester-hosted event. Billings for Events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each Event.

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

Effective for the first quarter of 2021, we have modified our key metrics to focus on our contract value (“CV”) products (as described below) in comparison to our prior metrics which included measures of our broader product portfolio. For 2021, we have focused on increasing our CV product bookings and have modified our compensation programs and metrics accordingly. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues.

We have included the historical calculation of the metrics below, dating back to the first quarter of 2019, on the investor relations section of our website.

Contract value, client retention, wallet retention, and number of clients are metrics that we believe are important to understanding our research business. We define these metrics as follows:

•

Contract value (CV) — is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value primarily consists of subscription-based contracts for which revenue is recognized on a ratable basis, except for the entitlements embedded in our subscription products, such as event tickets and advisory sessions, for which the revenue is recognized when the item is utilized. Contract value also includes our reprint products, as these products are used throughout the year by our clients and are typically renewed.

•

Client retention — represents the percentage of client companies (defined as all clients that buy a CV product) at the prior year measurement date that have active contracts at the current year measurement date.

•

Wallet retention — represents a measure of the CV we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the annualized contract value of our current clients, who were also clients a year ago, by the total annualized contract value from a year ago.

•	Clients — is calculated at the enterprise level as all clients that have an active CV contract.

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Contract value	$307.3	$308.0	$(0.7)	—
Client retention	75%	74%	1	1%
Wallet retention	89%	90%	(1)	(1%)
Number of clients	2,907	2,835	72	3%

Contract value and our retention metrics were essentially flat at March 31, 2021 compared to the prior year period. These metrics were at their lows during the second and third quarters of 2020 as contract booking declined during 2020 due to the pandemic. We have seen an improvement in these metrics from their lows in the middle of 2020 as contract bookings expanded during the second half of 2020 and the first quarter of 2021.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our policies and estimates, including but not limited to, those related to our revenue recognition, leases, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Research revenues	65.9%	69.8%
Consulting revenues	33.9	30.1
Events revenues	0.2	0.1
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.7	40.8
Selling and marketing	34.5	37.9
General and administrative	11.6	11.3
Depreciation	2.1	2.2
Amortization of intangible assets	3.4	4.4
Integration costs	0.1	2.7
Income from operations	6.6	0.7
Interest expense	(1.0)	(1.4)
Other income (expense), net	(0.4)	0.2
Gain on investments, net	—	—
Income (loss) before income taxes	5.2	(0.5)
Income tax expense	1.7	—
Net income (loss)	3.5%	(0.5%)

Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$113.8	$106.3	$7.4	7%
Research revenues	$75.0	$74.3	$0.7	1%
Consulting revenues	$38.6	$32.0	$6.6	21%
Events revenues	$0.3	$0.1	$0.2	192%
Revenues attributable to customers outside of the U.S.	$26.8	$21.4	$5.5	26%
Percentage of revenue attributable to customers outside of the U.S.	24%	20%	4	20%
Number of events	—	—	—	—

Total revenues increased 7% during the three months ended March 31, 2021 compared to the prior year period, with 1% of the increase due to changes in foreign currencies. Revenues from customers outside the U.S. increased 25% during the three months ended March 31, 2021, due to an increase in revenues in the United Kingdom, Asia Pacific region, Europe and Canada. Approximately 7% of the increase was due to changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 1% during the three months ended March 31, 2021 compared to the prior year period, which primarily resulted from flat contract value growth during this period.

Consulting revenues increased 21% during the three months ended March 31, 2021 compared to the prior year period due to continued strong demand for our content marketing offerings and growth in our advisory services.

Events revenues were insignificant and remained essentially consistent during the three months ended March 31, 2021 compared to the prior year period as no events took place during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$47.5	$43.4	$4.1	10%
Cost of services and fulfillment as a percentage of total revenues	41.7%	40.8%	0.9	2%
Service and fulfillment employees (at end of period)	760	786	(26)	(3%)

Cost of services and fulfillment expenses increased 10% during the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to (1) a $4.0 million increase in compensation and benefit costs due to reinstating incentive bonus programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases, and severance costs, and (2) a $2.3 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery and survey costs. These increases were partially offset by a $1.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$39.3	$40.3	$(1.0)	(2%)
Selling and marketing expenses as a percentage of total revenues	34.5%	37.9%	(3.4)	(9%)
Selling and marketing employees (at end of period)	746	771	(25)	(3%)

Selling and marketing expenses decreased 2% during the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily due to (1) a $1.7 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic, and (2) a $0.4 million decrease in bad debt expense. These decreases were partially offset by a $1.5 million increase in compensation and benefit costs due to reinstating incentive bonus programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, an increase in commissions expense, and merit increases.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.2	$12.0	$1.2	10%
General and administrative expenses as a percentage of total revenues	11.6%	11.3%	0.3	3%
General and administrative employees (at end of period)	243	237	6	3%

General and administrative expenses increased 10% during the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to a $1.3 million increase in compensation and benefit costs due to reinstating incentive bonus programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases.

Depreciation

Depreciation expense during the three months ended March 31, 2021 was consistent with the prior year period.

Amortization of Intangible Assets

Amortization expense decreased by $0.8 million during the three months ended March 31, 2021 compared to the prior year period primarily due to a certain intangible asset becoming fully amortized in 2020.

Integration Costs

Integration costs consist of direct and incremental costs to integrate acquired companies and in 2020 primarily consisted of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and expenses related to unused lease facilities.

Integration costs decreased by $2.8 million during the three months ended March 31, 2021 compared to the prior year period due to the substantial completion of the integration of SiriusDecisions, Inc. (acquired at the beginning of 2019) during 2020. Integration costs in 2021 relate to unused lease facilities from the SiriusDecisions acquisition.

We expect to incur integration costs in a range of $0.3 million to $0.5 million for the year ending December 31, 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.4 million during the three months ended March 31, 2021 compared to the prior year period due to lower average outstanding borrowings and a lower effective interest rate.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency and interest income. The decrease in other income (expense), net of $0.8 million during the three months ended March 31, 2021 compared to the prior year period was primarily due to an increase in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net remained consistent during the three months ended March 31, 2021 compared to the prior year period.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.0	$—	$2.0	100%
Effective tax rate	33.4%	(3.8%)	37.2	968%

Income tax expense increased by $2.0 million during the three months ended March 31, 2021 compared to the prior year period primarily due to the increase in overall U.S. profitability. For the full year 2021, we anticipate that our effective tax rate will be approximately 32%.

Segment Results

Our operations are grouped into three segments: Research, Consulting, and Events. These segments are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below. Additionally, the tables below include the reclassification of revenues for the components of our CV subscription research products, as described further in Note 1: Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements.

The Research segment includes the revenues from all of our research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the cost of the product management organization that is responsible for product pricing and packaging and the launch of new products. In May 2021, we announced the launch of a new research portfolio called Forrester Decisions, anticipated to be available in August 2021. This new portfolio of products will help executives, functional leaders, and their teams, across technology, marketing, customer experience, sales, and product management, plan and pursue their initiatives for driving growth. The Forrester Decisions product combines the research, frameworks, models, and methodologies of our Forrester Research and SiriusDecisions Research product offerings, as well as features of our Connect and Analytics products.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue and certain advisory services.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other expense, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2021
Research revenues	$74,968	$—	$—	$74,968
Consulting revenues	12,731	25,819	—	38,550
Events revenues	—	—	263	263
Total segment revenues	87,699	25,819	263	113,781
Segment expenses	(30,717)	(12,325)	(714)	(43,756)
Year over year revenue change	1%	33%	192%	7%
Year over year expense change	12%	23%	5%	15%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2020
Research revenues	$74,267	$—	$—	$74,267
Consulting revenues	12,582	19,406	—	31,988
Events revenues	—	—	90	90
Total segment revenues	86,849	19,406	90	106,345
Segment expenses	(27,464)	(10,021)	(677)	(38,162)

Research segment revenues increased 1% during the three months ended March 31, 2021 compared to the prior year period. Research revenues within this segment increased 1% which primarily resulted from flat contract value growth during this period. Consulting revenues increased 1% within this segment due to increased delivery of advisory services.

Research segment expenses increased 12% during the three months ended March 31, 2021 compared to the prior year period. The increase in expenses during the three months ended March 31, 2021 was primarily due to (1) a $3.6 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases, and severance costs and (2) a $0.9 million increase in professional services costs due to an increase in survey costs and new product development. These increases were partially offset by a $1.1 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 33% during the three months ended March 31, 2021 compared to the prior year period driven by continued strong demand for our content marketing offerings.

Consulting segment expenses increased 23% during the three months ended March 31, 2021 compared to the prior year period. The increase in expenses during the three months ended March 31, 2021 was primarily due to (1) a $1.5 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery, and (2) a $1.1 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic.

Event segment revenues and expenses remained essentially consistent during the three months ended March 31, 2021 compared to the prior year period. No events were held during either period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 66% of our revenues during the three months ended March 31, 2021, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $40.6 million and $21.8 million during the three months ended March 31, 2021 and 2020, respectively. The $18.8 million increase in cash provided from operations for the three months ended March 31, 2021 compared to the prior year period was primarily due to a $10.8 million reduction in cash used for working capital (excluding accounts receivable and deferred revenue) and an $8.6 million increase in cash generated from accounts receivable and deferred revenue due to an increase in contract bookings and strong collections activity.

During the three months ended March 31, 2021, we used cash in investing activities of $1.5 million for purchases of property and equipment, primarily consisting of computer software and equipment. During the three months ended March 31, 2020, we used cash in investing activities of $2.4 million for purchases of property and equipment, primarily consisting of computer software and leasehold improvements.

We used $1.0 million of cash from financing activities during the three months ended March 31, 2021 primarily due to $3.1 million of repayments of our term loan, partially offset by $2.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $15.3 million of cash in financing activities during the three months ended March 31, 2020 primarily due to $16.3 million of repayments of debt that included $14.0 million of discretionary payments on our revolving credit facility.

We entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and, (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). Additional information is provided in Note 3 – Debt in the Notes to Consolidated Financial Statements. The Facilities mature on January 3, 2024. As of March 31, 2021, we had remaining principal payments on the Facilities totaling $106.3 million, contractually due as follows: $9.4 million in 2021, $28.1 million within 2022 and 2023, and $68.8 million in 2024. We were in full compliance with the covenants as of March 31, 2021 and expect to continue to be in compliance through the next 12 months.

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

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancellable operating lease agreements (refer to Note 4 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancellable office space leases ranges from less than 1 year to 11 years. As of March 31, 2021, remaining non-cancelable lease payments are due as follows: $11.6 million in 2021, $33.2 million within 2022 and 2023, $30.4 million within 2024 and 2025, and $27.1 million beyond 2025.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2021, we had cash and cash equivalents of $125.6 million. This balance includes $60.2 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However, these changes have so far not been material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2021, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2021, we did not purchase any shares of our common stock under the stock repurchase program.

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

FORRESTER RESEARCH, INC.

By:	/s/ SCOTT R. CHOUINARD
Scott R. Chouinard
Interim Chief Financial Officer (Principal financial and accounting officer)

Date: May 6, 2021