Form 10-Q
period 2021-06-30
FORRESTER RESEARCH, INC.
filed 2021-08-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 2, 2021, 19,168,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$146,387	$90,257
Accounts receivable, net of allowance for expected credit losses of $792 and $708 as of June 30, 2021 and December 31, 2020, respectively	63,397	84,695
Deferred commissions	19,244	23,620
Prepaid expenses and other current assets	15,923	18,588
Total current assets	244,951	217,160
Property and equipment, net	28,645	27,032
Operating lease right-of-use assets	70,756	69,296
Goodwill	246,235	247,211
Intangible assets, net	69,990	77,995
Other assets	7,873	5,524
Total assets	$668,450	$644,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,037	$657
Accrued expenses and other current liabilities	63,735	76,620
Current portion of long-term debt	12,500	12,500
Deferred revenue	210,288	179,968
Total current liabilities	287,560	269,745
Long-term debt, net of deferred financing fees	89,342	95,299
Non-current operating lease liabilities	71,577	70,323
Other non-current liabilities	18,469	23,085
Total liabilities	466,948	458,452
Commitments and contingencies (Note 4, 13)
Stockholders' Equity (Note 11):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 23,780 and 23,648 shares as of June 30, 2021 and December 31, 2020, respectively
Outstanding - 19,086 and 19,017 shares as of June 30, 2021 and December 31, 2020, respectively	238	236
Additional paid-in capital	237,485	230,128
Retained earnings	140,280	127,981
Treasury stock - 4,694 and 4,631 shares as of June 30, 2021 and December 31, 2020, respectively	(174,562)	(171,889)
Accumulated other comprehensive loss	(1,939)	(690)
Total stockholders’ equity	201,502	185,766
Total liabilities and stockholders’ equity	$668,450	$644,218

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Research	$81,002	$75,034	$155,970	$149,301
Consulting	40,960	33,475	79,510	65,463
Events	6,708	5,032	6,971	5,122
Total revenues	128,670	113,541	242,451	219,886
Operating expenses:
Cost of services and fulfillment	52,258	43,964	99,735	87,317
Selling and marketing	42,556	39,117	81,835	79,390
General and administrative	14,334	11,456	27,512	23,461
Depreciation	2,255	2,448	4,545	4,854
Amortization of intangible assets	3,968	4,713	7,871	9,425
Integration costs	216	612	334	3,487
Total operating expenses	115,587	102,310	221,832	207,934
Income from operations	13,083	11,231	20,619	11,952
Interest expense	(1,066)	(1,307)	(2,195)	(2,845)
Other income (expense), net	(201)	(201)	(671)	109
Gain on investments, net	—	2,352	—	2,365
Income before income taxes	11,816	12,075	17,753	11,581
Income tax expense	3,473	238	5,454	257
Net income	$8,343	$11,837	$12,299	$11,324
Basic income per common share	$0.44	$0.63	$0.64	$0.60
Diluted income per common share	$0.43	$0.63	$0.64	$0.60
Basic weighted average common shares outstanding	19,126	18,759	19,094	18,732
Diluted weighted average common shares outstanding	19,377	18,831	19,332	18,828

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$8,343	$11,837	$12,299	$11,324

Other comprehensive income (loss), net of tax:
Foreign currency translation	723	885	(1,578)	(1,035)
Net change in market value of interest rate swap	139	45	329	(1,136)
Other comprehensive income (loss)	862	930	(1,249)	(2,171)
Comprehensive income	$9,205	$12,767	$11,050	$9,153

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,299	$11,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,545	4,854
Impairment of property and equipment	—	626
Amortization of intangible assets	7,871	9,425
Net gains from investments	—	(2,365)
Deferred income taxes	(4,620)	(1,737)
Stock-based compensation	4,889	5,266
Operating lease right-of-use assets amortization and impairments	5,701	7,417
Amortization of deferred financing fees	467	490
Foreign currency (gains) losses	778	(2)
Changes in assets and liabilities:
Accounts receivable	20,468	29,955
Deferred commissions	4,377	5,295
Prepaid expenses and other current assets	2,371	404
Accounts payable	385	704
Accrued expenses and other liabilities	(13,668)	(33,548)
Deferred revenue	29,999	(6,902)
Operating lease liabilities	(5,769)	(6,204)
Net cash provided by operating activities	70,093	25,002
Cash flows from investing activities:
Purchases of property and equipment	(5,243)	(5,110)
Net cash used in investing activities	(5,243)	(5,110)
Cash flows from financing activities:
Payments on borrowings	(6,250)	(18,688)
Repurchases of common stock	(2,673)	—
Proceeds from issuance of common stock under employee equity incentive plans	3,065	2,010
Taxes paid related to net share settlements of stock-based compensation awards	(595)	(951)
Net cash used in financing activities	(6,453)	(17,629)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122)	(2,254)
Net change in cash, cash equivalents and restricted cash	58,275	9
Cash, cash equivalents and restricted cash, beginning of period	90,652	69,192
Cash, cash equivalents and restricted cash, end of period	$148,927	$69,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,732	$2,368
Cash paid (received) for income taxes	$5,066	$(273)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results for the year ending December 31, 2021, or any other period.

Reclassification

Effective for the first quarter of 2021, the Company modified its key metrics, as further described in Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations. As part of these changes, beginning January 1, 2021, the Company is classifying all components of its subscription research products within the Research revenues financial statement line on the Consolidated Statements of Income. In prior periods, the separate advisory session performance obligations included in any of the Company’s subscription research products were classified within the Consulting revenues financial statement line. Prior periods have been reclassified to conform to the current presentation which resulted in approximately $1.4 million and $2.9 million of revenue being reclassified from Consulting revenues to Research revenues during the three and six months ended June 30, 2020, respectively. This reclassification had no impact on the amount of total revenues previously reported.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$146,387	$68,377
Restricted cash classified in (1):
Prepaid expenses and other current assets	221	787
Other assets	2,319	37
Cash, cash equivalents and restricted cash shown in statement of cash flows	$148,927	$69,201

(1)
Restricted cash consists of collateral required for leased office space and credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

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

The Company performed its annual impairment testing as of November 30, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through June 30, 2021, there were no events or circumstances that required an interim impairment test. Accordingly, as of June 30, 2021, the Company had no accumulated goodwill impairment losses. Approximately $8.3 million of goodwill is allocated to the Company’s Consulting reporting unit, which has a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the six months ended June 30, 2021 is summarized as follows (in thousands):

Total
Balance at December 31, 2020	$247,211
Translation adjustments	(976)
Balance at June 30, 2021	$246,235

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,398	$21,537	$56,861
Technology	16,807	11,834	4,973
Trademarks	12,472	4,316	8,156
Total	$107,677	$37,687	$69,990

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,450	$17,277	$61,173
Technology	16,956	10,197	6,759
Trademarks	12,495	2,432	10,063
Total	$107,901	$29,906	$77,995

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2021 (remainder)	$7,259
2022	13,195
2023	11,951
2024	9,908
2025	8,882
Thereafter	18,795
Total	$69,990

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

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. As of June 30, 2021, the amount payable in each year is set forth in the table below (in thousands):

2021 (remainder)	6,250
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$103,125

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. The Company has $74.1 million of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2021. Proceeds from the Revolving Credit Facility can be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2021, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

Forrester incurred $1.8 million in costs related to the Revolving Credit Facility, which are recorded in other assets on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Income on a straight-line basis over the five-year term of the Revolving Credit Facility. Forrester incurred $2.8 million in costs related to the Term Loans, which are recorded as a reduction to the face value of long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense on the Consolidated Statements of Income utilizing the effective interest rate method.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2021	December 31, 2020
Principal amount outstanding (1) (2)	$103,125	$109,375
Less: Deferred financing fees	(1,283)	(1,576)
Net carrying amount	$101,842	$107,799

(1)
This amount consists entirely of the outstanding Term Loan balance.
(2)
The contractual annualized interest rate as of June 30, 2021 on the Term loan facility was 2.125%, which consisted of LIBOR of 0.125% plus a margin of 2.000%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 6 – Derivatives and Hedging for further information on the swap. The weighted average annual effective rate on the Company's total debt outstanding for the three and six months ended June 30, 2021, was 2.125% and 2.136%, respectively.

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

As of June 30, 2021, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Operating lease cost	$4,062	$3,944
Short-term lease cost	98	81
Variable lease cost	1,280	1,660
Sublease income	(105)	(63)
Total lease cost	$5,335	$5,622

	For the Six Months Ended June 30,
	2021	2020
Operating lease cost	$7,882	$7,935
Short-term lease cost	186	163
Variable lease cost	2,715	3,016
Sublease income	(166)	(124)
Total lease cost	$10,617	$10,990

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,769	$6,204
Operating lease ROU assets obtained in exchange for lease obligations	$7,385	$3,898
Weighted-average remaining lease term - operating leases (years)	6.3	6.1
Weighted-average discount rate - operating leases	4.4%	5.0%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of June 30, 2021 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2021 (remainder)	$7,564	$182
2022	16,606	839
2023	16,564	606
2024	16,193	625
2025	14,236	—
Thereafter	27,102	—
Total lease payments and estimated sublease cash receipts	98,265	$2,252
Less imputed interest	(14,589)
Present value of lease liabilities	$83,676

Lease balances as of June 30, 2021 are as follows (in thousands):

Operating lease ROU assets	$70,756

Short-term operating lease liabilities (1)	$12,099
Non-current operating lease liabilities	71,577
Total operating lease liabilities	$83,676

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants. During the three months ended June 30, 2021, the Company subleased one of its facilities in San Francisco, California. The sublease agreement expires in 2024 and (i) does not include renewal and termination options, (ii) provides for customary escalations of lease payments in the normal course of business, and (iii) grants the subtenant certain allowances, such as free rent.

The Company incurred $1.4 million of ROU asset impairments during the six months ended June 30, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition that the Company no longer used as a result of the integration of SiriusDecisions. These impairments are recorded in integration costs on the Consolidated Statements of Income.

Note 5 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2021	2020	2021	2020
North America	$105,371	$94,770	$196,267	$183,179
Europe	15,587	11,788	30,669	23,575
Asia Pacific	6,322	5,727	12,715	10,778
Other	1,390	1,256	2,800	2,354
Total	$128,670	$113,541	$242,451	$219,886

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2021 or 2020.

The majority of the Company’s contracts are non-cancelable. However, for contracts that are cancelable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.

In addition, since the majority of the Company’s contracts are for a duration of one year and payment is expected within one year from the transfer of products and services, the Company does not adjust its receivables or transaction prices for the effects of a significant financing component.

Deferred Revenue

The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. Payment terms in the Company’s customer contracts vary, but generally require payment in advance of fully satisfying the performance obligation(s). Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for unpaid invoices issued on a cancelable contract.

During the three months ended June 30, 2021 and 2020, the Company recognized $43.6 million and $43.2 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the six months ended June 30, 2021 and 2020, the Company recognized $115.9 million and $113.1 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period. To determine revenue recognized in each period from deferred revenue at the beginning of each period, the Company first allocates revenue to the individual deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.

Approximately $372.0 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of June 30, 2021.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2021 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2020	$708
Provision for expected credit losses	211
Write-offs	(127)
Balance at June 30, 2021	$792

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended June 30, 2021 and 2020 was $10.0 million and $9.0 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2021 and 2020 was $18.9 million and $17.2 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2021 and 2020.

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

Interest Rate Swap

At June 30, 2021, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at June 30, 2021 was $47.0 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on June 30, 2021 was a liability of $0.7 million (refer to Note 7 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities on the Consolidated Balance Sheets.

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through June 30, 2021, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of June 30, 2021 of $0.5 million, net of taxes, is recorded in accumulated other comprehensive income (loss). The Company expects $0.4 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

Foreign Currency Forwards

The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Income because the Company does not designate these contracts as hedges for accounting purposes.

During the three months ended June 30, 2021, the Company entered into one foreign currency forward exchange contract, which settled by June 30, 2021. Accordingly, as of June 30, 2021, there is no amount recorded in the Consolidated Balance Sheets for this contract. During the three months ended June 30, 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by June 30, 2020. Accordingly, as of June 30, 2020, there were no amounts recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with these counterparties and the derivative contracts do not contain credit risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Income for the derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2021	2020	2021	2020
Interest expense (1)	$(203)	$(252)	$(462)	$(239)
Other expense, net (2)	(36)	(157)	(36)	(157)
Total	$(239)	$(409)	$(498)	$(396)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$3,814	$—	$3,814
Total Assets	$3,814	$—	$3,814

Liabilities:
Interest rate swap (2)	—	$(686)	$(686)
Total Liabilities	$—	$(686)	$(686)

	As of December 31, 2020
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$503	$—	$503
Total Assets	$503	$—	$503

Liabilities:
Interest rate swap (2)	—	$(1,144)	$(1,144)
Total Liabilities	$—	$(1,144)	$(1,144)

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

During the six months ended June 30, 2021, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the six months ended June 30, 2021 was $5.5 million resulting in an effective tax rate of 30.7% for the period. Income tax expense for the six months ended June 30, 2020 was $0.3 million resulting in an effective tax rate of 2.2% for the period. The increase in income tax expense during the 2021 period was primarily due to the increase in overall U.S. profitability.

The Company anticipates that its effective tax rate for the full year 2021 will be approximately 31%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company evaluated the impact of the CARES Act and determined it was not material to its financial position or results of operations.

Note 9 — Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (net of tax, in thousands):

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at March 31, 2021	$(631)	$(2,170)	$(2,801)
Foreign currency translation (1)	—	723	723
Unrealized loss before reclassification, net of tax of $2	(7)	—	(7)
Reclassification of AOCI/L to income, net of tax of $(57) (2)	146	—	146
Balance at June 30, 2021	$(492)	$(1,447)	$(1,939)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at March 31, 2020	$(1,285)	$(6,673)	$(7,958)
Foreign currency translation (1)	—	885	885
Unrealized loss before reclassification, net of tax of $53	(136)	—	(136)
Reclassification of AOCI/L to income, net of tax of $(71) (2)	181	—	181
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2020	$(821)	$131	$(690)
Foreign currency translation (1)	—	(1,578)	(1,578)
Unrealized loss before reclassification, net of tax of $1	(3)	—	(3)
Reclassification of AOCI/L to income, net of tax of $(130) (2)	332	—	332
Balance at June 30, 2021	$(492)	$(1,447)	$(1,939)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Foreign currency translation (1)	—	(1,035)	(1,035)
Unrealized loss before reclassification, net of tax of $511	(1,308)	—	(1,308)
Reclassification of AOCI/L to income, net of tax of $(67) (2)	172	—	172
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)

(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.
(2)
Reclassification is related to the Company’s interest rate swap (cash flow hedge) and was recorded in interest expense on the Consolidated Statements of Income. Refer to Note 6 – Derivatives and Hedging.

Note 10 — Net Income Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	19,126	18,759	19,094	18,732
Weighted average common equivalent shares	251	72	238	96
Diluted weighted average common shares outstanding	19,377	18,831	19,332	18,828
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	9	733	6	441

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2021	23,755	$238	$234,752	$131,937	4,631	$(171,889)	$(2,801)	$192,237
Issuance of common stock under stock plans, including tax effects	25	—	336	—	—	—	—	336
Repurchases of common stock	—	—	—	—	63	(2,673)	—	(2,673)
Stock-based compensation expense	—	—	2,397	—	—	—	—	2,397
Net income	—	—	—	8,343	—	—	—	8,343
Net change in interest rate swap, net of tax	—	—	—	—	—	—	139	139
Foreign currency translation	—	—	—	—	—	—	723	723
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502

	Three Months Ended June 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2020	23,389	$234	$220,308	$117,477	4,631	$(171,889)	$(7,958)	$158,172
Issuance of common stock under stock plans, including tax effects	12	—	6	—	—	—	—	6
Stock-based compensation expense	—	—	2,464	—	—	—	—	2,464
Net income	—	—	—	11,837	—	—	—	11,837
Net change in interest rate swap, net of tax	—	—	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	—	—	885	885
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409

	Six Months Ended June 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	132	2	2,468	—	—	—	—	2,470
Repurchases of common stock	—	—	—	—	63	(2,673)	—	(2,673)
Stock-based compensation expense	—	—	4,889	—	—	—	—	4,889
Net income	—	—	—	12,299	—	—	—	12,299
Net change in interest rate swap, net of tax	—	—	—	—	—	—	329	329
Foreign currency translation	—	—	—	—	—	—	(1,578)	(1,578)
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502

	Six Months Ended June 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, including tax effects	126	1	1,058	—	—	—	—	1,059
Stock-based compensation expense	—	—	5,266	—	—	—	—	5,266
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(157)	—	—	—	(157)
Net income	—	—	—	11,324	—	—	—	11,324
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(1,136)	(1,136)
Foreign currency translation	—	—	—	—	—	—	(1,035)	(1,035)
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2021 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	642	$38.99
Granted	28	44.00
Vested	(52)	38.77
Forfeited	(25)	39.32
Unvested at June 30, 2021	593	$39.24

Stock option activity for the six months ended June 30, 2021 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2020	292	$35.46
Exercised	(43)	35.78
Outstanding at June 30, 2021	249	$35.41	2.97	$2,583
Vested and Exercisable at June 30, 2021	249	$35.41	2.97	$2,583

No stock options were granted or forfeited during the six months ended June 30, 2021.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of services and fulfillment	$1,401	$1,232	$2,835	$2,825
Selling and marketing	399	423	848	785
General and administrative	597	809	1,206	1,656
Total	$2,397	$2,464	$4,889	$5,266

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average risk-free interest rate	0.05%	0.30%	0.05%	0.30%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	35%	26%	35%	26%
Weighted average fair value	$11.50	$8.10	$11.50	$8.10

Treasury Stock

As of June 30, 2021, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2021, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $2.7 million. During the three and six months ended June 30, 2020, the Company did not repurchase any shares of common stock. From the inception of the program through June 30, 2021, the Company repurchased 16.4 million shares of common stock at an aggregate cost of $477.5 million.

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

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. In May 2021, the Company announced the launch of a new research portfolio called Forrester Decisions, which will be available in August 2021. This new portfolio of products will help executives, functional leaders, and their teams, across technology, marketing, customer experience, sales, and product management, plan and pursue initiatives for driving growth. The Forrester Decisions product combines the research, frameworks, models, and methodologies of the Company’s Forrester Research and SiriusDecisions Research product offerings, as well as features of the Company’s Connect and Analytics products. In connection with the launch of Forrester Decisions, the Company will no longer provide disaggregation of revenue by its research products in the segment tables below (refer to Note 5 – Revenue and Related Matters for disclosure of disaggregated revenue).

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2021
Research revenues	$81,002	$—	$—	$81,002
Consulting revenues	12,842	28,118	—	40,960
Events revenues	—	—	6,708	6,708
Total segment revenues	93,844	28,118	6,708	128,670
Segment expenses	(29,417)	(12,851)	(3,032)	(45,300)
Selling, marketing, administrative and other expenses				(66,103)
Amortization of intangible assets				(3,968)
Integration costs				(216)
Interest expense, other expense, and gains on investments				(1,267)
Income before income taxes				$11,816

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2020
Research revenues	$75,034	$—	$—	$75,034
Consulting revenues	11,928	21,547	—	33,475
Events revenues	—	—	5,032	5,032
Total segment revenues	86,962	21,547	5,032	113,541
Segment expenses	(25,870)	(10,099)	(3,206)	(39,175)
Selling, marketing, administrative and other expenses				(57,810)
Amortization of intangible assets				(4,713)
Integration costs				(612)
Interest expense, other expense, and gains on investments				844
Income before income taxes				$12,075

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2021
Research revenues	$155,970	$—	$—	$155,970
Consulting revenues	25,573	53,937	—	79,510
Events revenues	—	—	6,971	6,971
Total segment revenues	181,543	53,937	6,971	242,451
Segment expenses	(60,134)	(25,176)	(3,746)	(89,056)
Selling, marketing, administrative and other expenses				(124,571)
Amortization of intangible assets				(7,871)
Integration costs				(334)
Interest expense, other expense and gains on investments				(2,866)
Income before income taxes				$17,753

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2020
Research revenues	$149,301	$—	$—	$149,301
Consulting revenues	24,510	40,953	—	65,463
Events revenues	—	—	5,122	5,122
Total segment revenues	173,811	40,953	5,122	219,886
Segment expenses	(53,334)	(20,120)	(3,883)	(77,337)
Selling, marketing, administrative and other expenses				(117,685)
Amortization of intangible assets				(9,425)
Integration costs				(3,487)
Interest expense, other income, and gains on investments				(371)
Income before income taxes				$11,581

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

The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings beginning in the fourth quarter of 2020 and continuing through the second quarter of 2021. We expect that trend to continue through the remainder of 2021. Our events business continues to be negatively affected by the pandemic. All events in the first three quarters of 2021 have been or will be held as virtual events, including two of our flagship events, B2B Summit North America and CX North America. We hope to hold the majority of our events during the fourth quarter of 2021 as hybrid events, consisting of both in-person and virtual experiences.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits, and stock-based compensation expense for all personnel that produce and deliver our products and services, including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities (sublease income) and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

Effective from the first quarter of 2021, we have modified our key metrics to focus on our contract value (“CV”) products (as described below) in comparison to our prior metrics which included measures of our broader product portfolio. For 2021, we have focused on increasing our CV product bookings and have modified our compensation programs and metrics accordingly. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Contract value	$319.8	$294.0	$25.8	9%
Client retention	77%	72%	5	7%
Wallet retention	96%	87%	9	10%
Number of clients	2,940	2,760	180	7%

Contract value increased 9% at June 30, 2021 compared to the prior year period. Client retention and wallet retention increased 7% and 10%, respectively, at June 30, 2021 compared to the prior year period. These metrics were at their lows during the second and third quarters of 2020 as contract bookings declined during 2020 due to the pandemic. We have seen an improvement in these metrics from their lows in the middle of 2020 as contract bookings expanded during the second half of 2020 and the first half of 2021.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Research revenues	63.0%	66.1%	64.3%	67.9%
Consulting revenues	31.8	29.5	32.8	29.8
Events revenues	5.2	4.4	2.9	2.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.6	38.7	41.1	39.7
Selling and marketing	33.1	34.5	33.8	36.1
General and administrative	11.1	10.1	11.3	10.7
Depreciation	1.8	2.2	2.0	2.2
Amortization of intangible assets	3.1	4.2	3.2	4.3
Integration costs	0.1	0.4	0.1	1.6
Income from operations	10.2	9.9	8.5	5.4
Interest expense	(0.8)	(1.2)	(0.9)	(1.3)
Other income (expense), net	(0.2)	(0.2)	(0.3)	0.1
Gain on investments, net	—	2.1	—	1.1
Income before income taxes	9.2	10.6	7.3	5.3
Income tax expense	2.7	0.2	2.2	0.2
Net income	6.5%	10.4%	5.1%	5.1%

Three and Six Months Ended June 30, 2021 and 2020

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$128.7	$113.5	$15.1	13%
Research revenues	$81.0	$75.0	$6.0	8%
Consulting revenues	$41.0	$33.5	$7.5	22%
Events revenues	$6.7	$5.0	$1.7	33%
Revenues attributable to customers outside of the U.S.	$28.0	$22.0	$6.0	27%
Percentage of revenue attributable to customers outside of the U.S.	22%	19%	3	16%
Number of events	3	3	—	—( %)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$242.5	$219.9	$22.6	10%
Research revenues	$156.0	$149.3	$6.7	4%
Consulting revenues	$79.5	$65.5	$14.0	21%
Events revenues	$7.0	$5.1	$1.8	36%
Revenues attributable to customers outside of the U.S.	$54.8	$43.4	$11.4	26%
Percentage of revenue attributable to customers outside of the U.S.	23%	20%	3	15%
Number of events	3	3	—	—( %)

Total revenues increased 13% and 10% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods, with 2% of the increase due to changes in foreign currency. Revenues from customers outside the U.S. increased 27% and 26% during the three and six months ended June 30, 2021, respectively, due to an increase in revenues in Europe, the United Kingdom, Asia Pacific region, and Canada. Approximately 8% of the increase for the three and six months ended June 30, 2021 was due to changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 8% and 4% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods, with 2% and 1% of the increase due to changes in foreign currency, respectively. The increase in revenues was primarily due to increased contract value during these periods.

Consulting revenues increased 22% and 21% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods, with 2% of the increase due to changes in foreign currency. The increase in revenues during the three months ended June 30, 2021 was primarily due to continued strong demand for our content marketing and strategy consulting offerings. The increase in revenues during the six months ended June 30, 2021 was primarily due to continued strong demand of our content marketing offerings.

Events revenues increased 33% and 36% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods, with 2% of the increase due to changes in foreign currency. The increase in revenues was primarily due to higher sponsorship revenues.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$52.3	$44.0	$8.3	19%
Cost of services and fulfillment as a percentage of total revenues	40.6%	38.7%	1.9	5%
Service and fulfillment employees (at end of period)	764	800	(36)	(5%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$99.7	$87.3	$12.4	14%
Cost of services and fulfillment as a percentage of total revenues	41.1%	39.7%	1.4	4%

Cost of services and fulfillment expenses increased 19% during the three months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $7.0 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in headcount, and (2) a $1.1 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery and contractor costs.

Cost of services and fulfillment expenses increased 14% during the six months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $11.0 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in headcount, and (2) a $3.4 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery, contractor and survey costs. These increases were partially offset by a $1.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$42.6	$39.1	$3.4	9%
Selling and marketing expenses as a percentage of total revenues	33.1%	34.5%	(1.4)	(4%)
Selling and marketing employees (at end of period)	720	806	(86)	(11%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$81.8	$79.4	$2.4	3%
Selling and marketing expenses as a percentage of total revenues	33.8%	36.1%	(2.3)	(6%)

Selling and marketing expenses increased 9% during the three months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $2.7 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases and an increase in commissions expense, partially offset by a decrease in headcount, and (2) a $0.8 million increase in professional services costs primarily due to an increase in advertising expense.

Selling and marketing expenses increased 3% during the six months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $4.2 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases and an increase in commissions expense, partially offset by a decrease in headcount, and (2) a $0.9 million increase in professional services costs primarily due to an increase in advertising expense. These increases were partially offset by a $1.6 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.3	$11.5	$2.9	25%
General and administrative expenses as a percentage of total revenues	11.1%	10.1%	1.0	10%
General and administrative employees (at end of period)	235	237	(2)	(1%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$27.5	$23.5	$4.1	17%
General and administrative expenses as a percentage of total revenues	11.3%	10.7%	0.6	6%

General and administrative expenses increased 25% during the three months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to a $2.3 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases.

General and administrative expenses increased 17% during the six months ended June 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $3.6 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, and (2) a $0.7 million increase in professional services costs.

Depreciation

Depreciation expense decreased by $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively, compared to the prior year periods primarily due to software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $0.7 million and $1.6 million during the three and six months ended June 30, 2021, respectively, compared to the prior year periods primarily due to a certain intangible asset becoming fully amortized in 2020.

Integration Costs

Integration costs consist of direct and incremental costs to integrate acquired companies and in 2020 primarily consisted of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and expenses related to unused lease facilities.

Integration costs decreased by $0.4 million and $3.2 million during the three and six months ended June 30, 2021, respectively, compared to the prior year periods due to the substantial completion of the integration of SiriusDecisions, Inc. (acquired at the beginning of 2019) during 2020. Integration costs in 2021 relate to unused lease facilities from the SiriusDecisions acquisition.

We do not expect to incur integration costs during the remainder of the year ending December 31, 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.2 million and $0.7 million during the three and six months ended June 30, 2021, respectively, compared to the prior year periods due to lower average outstanding borrowings and a lower effective interest rate.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other income (expense), net was essentially consistent and decreased $0.8 million during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The decrease during the six months ended June 30, 2021, was primarily due to an increase in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments decreased $2.4 million during the three and six months ended June 30, 2021 compared to the prior year periods due to a decrease in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.5	$0.2	$3.2	1,359%
Effective tax rate	29.4%	2.0%	27.4	1,370%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.5	$0.3	$5.2	2,022%
Effective tax rate	30.7%	2.2%	28.5	1,295%

Income tax expense increased by $5.2 million during the six months ended June 30, 2021 compared to the prior year period primarily due to the increase in overall U.S. profitability. For the full year 2021, we anticipate that our effective tax rate will be approximately 31%.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2021
Research revenues	$81,002	$—	$—	$81,002
Consulting revenues	12,842	28,118	—	40,960
Events revenues	—	—	6,708	6,708
Total segment revenues	93,844	28,118	6,708	128,670
Segment expenses	(29,417)	(12,851)	(3,032)	(45,300)
Year over year revenue change	8%	30%	33%	13%
Year over year expense change	14%	27%	(5%)	16%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2020
Research revenues	$75,034	$—	$—	$75,034
Consulting revenues	11,928	21,547	—	33,475
Events revenues	—	—	5,032	5,032
Total segment revenues	86,962	21,547	5,032	113,541
Segment expenses	(25,870)	(10,099)	(3,206)	(39,175)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2021
Research revenues	$155,970	$—	$—	$155,970
Consulting revenues	25,573	53,937	—	79,510
Events revenues	—	—	6,971	6,971
Total segment revenues	181,543	53,937	6,971	242,451
Segment expenses	(60,134)	(25,176)	(3,746)	(89,056)
Year over year revenue change	4%	32%	36%	10%
Year over year expense change	13%	25%	(4%)	15%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2020
Research revenues	$149,301	$—	$—	$149,301
Consulting revenues	24,510	40,953	—	65,463
Events revenues	—	—	5,122	5,122
Total segment revenues	173,811	40,953	5,122	219,886
Segment expenses	(53,334)	(20,120)	(3,883)	(77,337)

Research segment revenues increased 8% and 4% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. For the three and six months ended June 30, 2021, Research product revenues within this segment increased 8% and 4%, respectively, which primarily resulted from increased contract value during this period. For the three and six months ended June 30, 2021, Consulting product revenues within this segment increased 8% and 4%, respectively, due to increased delivery of advisory services.

Research segment expenses increased 14% and 13% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2021 was primarily due to a $3.1 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases. The increase in expenses during the six months ended June 30, 2021 was primarily due to (1) a $6.7 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases, and severance costs and (2) a $0.9 million increase in professional services costs due to an increase in survey costs, new product development, and contractor costs. These increases were partially offset by a $1.1 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 30% and 32% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase in revenues during the three months ended June 30, 2021 was primarily due to continued strong demand for our content marketing and strategy consulting offerings. The increase in revenues during the six months ended June 30, 2021 was primarily due to continued strong demand of our content marketing offerings.

Consulting segment expenses increased 27% and 25% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2021 was primarily due to (1) a $1.4 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, and (2) a $1.4 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and contractor costs. The increase in expenses during the six months ended June 30, 2021 was primarily due to (1) a $2.8 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and contractor costs, and (2) a $2.5 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic.

Event segment revenues increased 33% and 36% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase in Event revenues was primarily due to higher sponsorship revenues.

Event segment expenses decreased 5% and 4% during the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The decrease in expenses during the three and six months ended June 30, 2021, respectively, was primarily due to a decrease in professional services costs related to virtual delivery.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 64% of our revenues during the six months ended June 30, 2021, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $70.1 million and $25.0 million during the six months ended June 30, 2021 and 2020, respectively. The $45.1 million increase in cash provided from operations for the six months ended June 30, 2021 compared to the prior year period was primarily due to a $27.4 million increase in cash generated from accounts receivable and deferred revenue due to an increase in contract bookings and strong collections activity and a $21.0 million reduction in cash used for working capital (excluding accounts receivable and deferred revenue).

During the six months ended June 30, 2021, we used cash in investing activities of $5.2 million for purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment. During the six months ended June 30,

2020, we used cash in investing activities of $5.1 million for purchases of property and equipment, primarily consisting of computer software and leasehold improvements.

We used $6.5 million of cash from financing activities during the six months ended June 30, 2021 primarily due to $6.3 million of repayments of our term loan and $2.7 million for purchases of our common stock, partially offset by $3.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $17.6 million of cash in financing activities during the six months ended June 30, 2020 primarily due to $18.7 million of repayments of debt that included $14.0 million of discretionary payments on our revolving credit facility and $4.7 million of required repayments of our term loan.

As of June 30, 2021, our remaining stock repurchase authorization was approximately $57.5 million. We plan to repurchase our common stock as market conditions warrant.

We entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and, (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). Additional information is provided in Note 3 – Debt in the Notes to Consolidated Financial Statements. The Facilities mature on January 3, 2024. As of June 30, 2021, we had remaining principal payments on the Facilities totaling $103.1 million, contractually due as follows: $6.2 million in 2021, $28.1 million within 2022 and 2023, and $68.8 million in 2024. We were in full compliance with the covenants as of June 30, 2021 and expect to continue to be in compliance through the next 12 months.

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

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 4 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 10 years. As of June 30, 2021, remaining non-cancelable lease payments are due as follows: $7.6 million in 2021, $33.2 million within 2022 and 2023, $30.4 million within 2024 and 2025, and $27.1 million beyond 2025.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2021, we had cash and cash equivalents of $146.4 million. This balance includes $62.4 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2021, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2021, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
April 1 - April 30	—	$—
May 1 - May 31	—	$—
June 1 - June 30	62,728	$42.62
	62,728		$57,471

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

Date: August 6, 2021