Form 10-Q
period 2021-09-30
FORRESTER RESEARCH, INC.
filed 2021-11-05
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 1, 2021, 19,171,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$129,332	$90,257
Marketable investments (Note 2)	17,018	—
Accounts receivable, net of allowance for expected credit losses of $672 and $708 as of September 30, 2021 and December 31, 2020, respectively	52,317	84,695
Deferred commissions	18,059	23,620
Prepaid expenses and other current assets	21,393	18,588
Total current assets	238,119	217,160
Property and equipment, net	29,743	27,032
Operating lease right-of-use assets	67,630	69,296
Goodwill	245,212	247,211
Intangible assets, net	66,260	77,995
Other assets	7,828	5,524
Total assets	$654,792	$644,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$700	$657
Accrued expenses and other current liabilities	69,483	76,620
Current portion of long-term debt	12,500	12,500
Deferred revenue	194,164	179,968
Total current liabilities	276,847	269,745
Long-term debt, net of deferred financing fees	86,364	95,299
Non-current operating lease liabilities	68,395	70,323
Other non-current liabilities	22,034	23,085
Total liabilities	453,640	458,452
Commitments and contingencies (Note 5, 14)
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,042 and 23,648 shares as of September 30, 2021 and December 31, 2020, respectively
Outstanding - 19,178 and 19,017 shares as of September 30, 2021 and December 31, 2020, respectively	240	236
Additional paid-in capital	241,968	230,128
Retained earnings	144,802	127,981
Treasury stock - 4,864 and 4,631 shares as of September 30, 2021 and December 31, 2020, respectively	(182,535)	(171,889)
Accumulated other comprehensive loss	(3,323)	(690)
Total stockholders’ equity	201,152	185,766
Total liabilities and stockholders’ equity	$654,792	$644,218

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Research	$79,876	$74,445	$235,846	$223,746
Consulting	37,393	33,001	116,903	98,464
Events	867	1,131	7,838	6,253
Total revenues	118,136	108,577	360,587	328,463
Operating expenses:
Cost of services and fulfillment	49,836	46,125	149,571	133,442
Selling and marketing	41,340	42,209	123,175	121,599
General and administrative	14,383	12,475	41,895	35,936
Depreciation	2,342	2,544	6,887	7,398
Amortization of intangible assets	3,696	4,722	11,567	14,147
Integration costs	—	328	334	3,815
Total operating expenses	111,597	108,403	333,429	316,337
Income from operations	6,539	174	27,158	12,126
Interest expense	(1,056)	(1,259)	(3,251)	(4,104)
Other expense, net	(195)	(274)	(866)	(165)
Gain on investments, net	—	—	—	2,365
Income (loss) before income taxes	5,288	(1,359)	23,041	10,222
Income tax expense	766	2,401	6,220	2,658
Net income (loss)	$4,522	$(3,760)	$16,821	$7,564
Basic income (loss) per common share	$0.24	$(0.20)	$0.88	$0.40
Diluted income (loss) per common share	$0.23	$(0.20)	$0.87	$0.40
Basic weighted average common shares outstanding	19,134	18,872	19,107	18,779
Diluted weighted average common shares outstanding	19,388	18,872	19,351	18,873

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$4,522	$(3,760)	$16,821	$7,564

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,508)	2,577	(3,086)	1,542
Net change in market value of investments	(4)	—	(4)	—
Net change in market value of interest rate swap	128	205	457	(931)
Other comprehensive income (loss)	(1,384)	2,782	(2,633)	611
Comprehensive income (loss)	$3,138	$(978)	$14,188	$8,175

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$16,821	$7,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,887	7,398
Impairment of property and equipment	—	626
Amortization of intangible assets	11,567	14,147
Net gains from investments	—	(2,365)
Deferred income taxes	(2,157)	(1,600)
Stock-based compensation	7,351	7,964
Operating lease right-of-use assets amortization and impairments	8,742	10,525
Amortization of deferred financing fees	703	736
Amortization of premium on investments	25	—
Foreign currency losses	1,033	277
Changes in assets and liabilities:
Accounts receivable	31,052	30,226
Deferred commissions	5,562	5,916
Prepaid expenses and other current assets	(3,394)	1,693
Accounts payable	64	1,183
Accrued expenses and other liabilities	(6,870)	(22,481)
Deferred revenue	16,132	(23,554)
Operating lease liabilities	(8,526)	(9,056)
Net cash provided by operating activities	84,992	29,199
Cash flows from investing activities:
Purchases of property and equipment	(9,845)	(7,279)
Purchases of marketable investments	(18,549)	—
Proceeds from maturities of marketable investments	1,500	—
Other investing activity	44	4,335
Net cash used in investing activities	(26,850)	(2,944)
Cash flows from financing activities:
Payments on borrowings	(9,375)	(21,031)
Repurchases of common stock	(10,646)	—
Deferred acquisition payments	—	(1,064)
Proceeds from issuance of common stock under employee equity incentive plans	7,840	3,514
Taxes paid related to net share settlements of stock-based compensation awards	(3,347)	(2,876)
Net cash used in financing activities	(15,528)	(21,457)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,464)	(580)
Net change in cash, cash equivalents and restricted cash	41,150	4,218
Cash, cash equivalents and restricted cash, beginning of period	90,652	69,192
Cash, cash equivalents and restricted cash, end of period	$131,802	$73,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,532	$3,385
Cash paid for income taxes	$7,366	$2,338

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results for the year ending December 31, 2021, or any other period.

Reclassification

Effective for the first quarter of 2021, the Company modified its key metrics, as further described in Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations. As part of these changes, beginning January 1, 2021, the Company is classifying all components of its subscription research products within the Research revenues financial statement line on the Consolidated Statements of Operations. In prior periods, the separate advisory session performance obligations included in any of the Company’s subscription research products were classified within the Consulting revenues financial statement line. Prior periods have been reclassified to conform to the current presentation which resulted in approximately $1.6 million and $4.5 million of revenue being reclassified from Consulting revenues to Research revenues during the three and nine months ended September 30, 2020, respectively. This reclassification had no impact on the amount of total revenues previously reported.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$129,332	$73,027
Restricted cash classified in (1):
Prepaid expenses and other current assets	215	345
Other assets	2,255	38
Cash, cash equivalents and restricted cash shown in statement of cash flows	$131,802	$73,410

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The standard amends the existing financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including trade receivables. On January 1, 2020, the Company adopted the standard using the modified retrospective method in which prior periods are not adjusted, and recorded a cumulative effect adjustment of $0.2 million to decrease retained earnings.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. An entity may elect to apply the amendments immediately or at any point through December 31, 2022. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations as the Company's only interest rate swap, which is based on LIBOR, will terminate prior to the cessation of LIBOR.

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,024	$—	$(6)	$17,018
Total	$17,024	$—	$(6)	$17,018

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on the sale of the Company’s marketable investments during the three and nine months ended September 30, 2021.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2021 (in thousands).

	FY 2021	FY 2022	FY 2023	Total
Corporate obligations	$1,500	$11,471	$4,047	$17,018
Total	$1,500	$11,471	$4,047	$17,018

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$15,640	$6	$—	$—
Total	$15,640	$6	$—	$—

Note 3 — Goodwill and Other Intangible Assets

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

The Company performed its annual impairment testing as of November 30, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through September 30, 2021, there were no events or circumstances that required an interim impairment test. Accordingly, as of September 30, 2021, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Total
Balance at December 31, 2020	$247,211
Translation adjustments	(1,999)
Balance at September 30, 2021	$245,212

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,371	$23,665	$54,706
Technology	16,772	12,426	4,346
Trademarks	12,467	5,259	7,208
Total	$107,610	$41,350	$66,260

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,450	$17,277	$61,173
Technology	16,956	10,197	6,759
Trademarks	12,495	2,432	10,063
Total	$107,901	$29,906	$77,995

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2021 (remainder)	$3,560
2022	13,184
2023	11,942
2024	9,899
2025	8,879
Thereafter	18,796
Total	$66,260

Note 4 — Debt

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

The Term Loans require repayment of the outstanding principal balance in quarterly installments each year, with the balance repayable on the maturity date, subject to customary exceptions. As of September 30, 2021, the amount payable in each year is set forth in the table below (in thousands):

2021 (remainder)	3,125
2022	12,500
2023	15,625
2024	68,750
Total remaining principal payments	$100,000

The Revolving Credit Facility does not require repayment prior to maturity, subject to customary exceptions. The Company has $74.1 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of September 30, 2021. Proceeds from the Revolving Credit Facility can be used towards working capital and general corporate purposes. Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2021, $0.9 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2021	December 31, 2020
Principal amount outstanding (1) (2)	$100,000	$109,375
Less: Deferred financing fees	(1,136)	(1,576)
Net carrying amount	$98,864	$107,799

(1)
This amount consists entirely of the outstanding Term Loan balance.
(2)
The contractual annualized interest rate as of September 30, 2021 on the Term loan facility was 2.125%, which consisted of LIBOR of 0.125% plus a margin of 2.000%. However, the Company has an interest rate swap that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap. The weighted average annual effective rate on the Company's total debt outstanding for the three and nine months ended September 30, 2021, was 2.125% and 2.132%, respectively.

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

As of September 30, 2021, the Company is in compliance with its financial covenants under the Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Operating lease cost	$3,999	$4,114
Short-term lease cost	120	81
Variable lease cost	1,472	1,539
Sublease income	(192)	(65)
Total lease cost	$5,399	$5,669

	For the Nine Months Ended September 30,
	2021	2020
Operating lease cost	$11,881	$12,049
Short-term lease cost	306	245
Variable lease cost	4,187	4,555
Sublease income	(358)	(190)
Total lease cost	$16,016	$16,659

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,526	$9,056
Operating lease ROU assets obtained in exchange for lease obligations	$7,505	$16,117
Weighted-average remaining lease term - operating leases (years)	6.1	6.6
Weighted-average discount rate - operating leases	4.3%	4.6%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of September 30, 2021 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2021 (remainder)	$3,829	$67
2022	16,581	839
2023	16,534	606
2024	16,176	625
2025	14,228	—
Thereafter	26,963	—
Total lease payments and estimated sublease cash receipts	94,311	$2,137
Less imputed interest	(13,493)
Present value of lease liabilities	$80,818

Lease balances as of September 30, 2021 are as follows (in thousands):

Operating lease ROU assets	$67,630

Short-term operating lease liabilities (1)	$12,423
Non-current operating lease liabilities	68,395
Total operating lease liabilities	$80,818

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants. During the nine months ended September 30, 2021, the Company subleased one of its facilities in San Francisco, California. The sublease agreement expires in 2024 and (i) does not include renewal and termination options, (ii) provides for customary escalations of lease payments in the normal course of business, and (iii) grants the subtenant certain allowances, such as free rent.

The Company incurred $1.4 million of ROU asset impairments during the nine months ended September 30, 2020 related to facility leases from the SiriusDecisions, Inc. acquisition that the Company no longer used as a result of the integration of SiriusDecisions. These impairments are recorded in integration costs on the Consolidated Statements of Operations.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2021	2020	2021	2020
North America	$94,700	$89,478	$290,967	$272,657
Europe	15,102	11,861	45,771	35,436
Asia Pacific	6,721	6,015	19,435	16,793
Other	1,613	1,223	4,414	3,577
Total	$118,136	$108,577	$360,587	$328,463

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2021 or 2020.

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

During the three months ended September 30, 2021 and 2020, the Company recognized $25.0 million and $25.5 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the nine months ended September 30, 2021 and 2020, the Company recognized $140.9 million and $138.6 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $370.4 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of September 30, 2021.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2020	$708
Provision for expected credit losses	347
Write-offs	(383)
Balance at September 30, 2021	$672

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended September 30, 2021 and 2020 was $10.0 million and $9.9 million, respectively. Amortization expense related to deferred commissions for the nine months ended September 30, 2021 and 2020 was $28.9 million and $27.1 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2021 and 2020.

Note 7 — Derivatives and Hedging

The Company has a derivative contract (an interest rate swap) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (refer to Note 4 – Debt). The Company accounts for its derivative contract in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

At September 30, 2021, the Company had a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount at September 30, 2021 was $41.3 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on September 30, 2021 was a liability of $0.5 million (refer to Note 8 – Fair Value Measurements for information on determining the fair value). The liability is included in other non-current liabilities on the Consolidated Balance Sheets.

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through September 30, 2021, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of September 30, 2021 of $0.4 million, net of taxes, is recorded in accumulated other comprehensive income (loss). The Company expects $0.3 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

Foreign Currency Forwards

The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other expense, net in the Consolidated Statements of Operations because the Company does not designate these contracts as hedges for accounting purposes.

During the nine months ended September 30, 2021, the Company entered into four foreign currency forward exchange contracts, all of which settled by September 30, 2021. Accordingly, as of September 30, 2021, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by September 30, 2020. Accordingly, as of September 30, 2020, there were no amounts recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with these counterparties and the derivative contracts do not contain credit risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for the derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2021	2020	2021	2020
Interest expense (1)	$(183)	$(318)	$(646)	$(556)
Other expense, net (2)	(43)	—	(79)	(157)
Total	$(226)	$(318)	$(725)	$(713)

(1)
Consists of interest expense from the interest rate swap contract.
(2)
Consists of net realized gains and losses on foreign currency forward contracts.

Note 8 — Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,462	$—	$6,462
Marketable investments (2)	—	17,018	17,018
Total Assets	$6,462	$17,018	$23,480

Liabilities:
Interest rate swap (3)	$—	$(508)	$(508)
Total Liabilities	$—	$(508)	$(508)

	As of December 31, 2020
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$503	$—	$503
Total Assets	$503	$—	$503

Liabilities:
Interest rate swap (3)	$—	$(1,144)	$(1,144)
Total Liabilities	$—	$(1,144)	$(1,144)

(1)
Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable investments have been initially valued at the transaction price and subsequently valued, at the end of the reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
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

During the nine months ended September 30, 2021, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the nine months ended September 30, 2021 was $6.2 million resulting in an effective tax rate of 27.0% for the period. Income tax expense for the nine months ended September 30, 2020 was $2.7 million resulting in an effective tax rate of 26.0% for the period. The increase in income tax expense during the 2021 period was primarily due to the increase in overall U.S. profitability.

The Company anticipates that its effective tax rate for the full year 2021 will be approximately 27%.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company evaluated the impact of the CARES Act and determined it was not material to its financial position or results of operations.

Note 10 — Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (net of tax, in thousands):

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCI/L
Balance at June 30, 2021	$—	$(492)	$(1,447)	$(1,939)
Foreign currency translation (1)	—	—	(1,508)	(1,508)
Unrealized loss before reclassification, net of tax of $4	(4)	(3)	—	(7)
Reclassification of AOCI/L to income, net of tax of $(52) (2)	—	131	—	131
Balance at September 30, 2021	$(4)	$(364)	$(2,955)	$(3,323)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at June 30, 2020	$(1,240)	$(5,788)	$(7,028)
Foreign currency translation (1)	—	2,577	2,577
Unrealized loss before reclassification, net of tax of $12	(23)	—	(23)
Reclassification of AOCI/L to income, net of tax of $(90) (2)	228	—	228
Balance at September 30, 2020	$(1,035)	$(3,211)	$(4,246)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2020	$—	$(821)	$131	$(690)
Foreign currency translation (1)	—	—	(3,086)	(3,086)
Unrealized loss before reclassification, net of tax of $5	(4)	(7)	—	(11)
Reclassification of AOCI/L to income, net of tax of $(182) (2)	—	464	—	464
Balance at September 30, 2021	$(4)	$(364)	$(2,955)	$(3,323)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at December 31, 2019	$(104)	$(4,753)	$(4,857)
Foreign currency translation (1)	—	1,542	1,542
Unrealized loss before reclassification, net of tax of $523	(1,330)	—	(1,330)
Reclassification of AOCI/L to income, net of tax of $(157) (2)	399	—	399
Balance at September 30, 2020	$(1,035)	$(3,211)	$(4,246)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	19,134	18,872	19,107	18,779
Weighted average common equivalent shares	254	—	244	94
Diluted weighted average common shares outstanding	19,388	18,872	19,351	18,873
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	—	790	4	427

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502
Issuance of common stock under stock plans, including tax effects	262	2	2,021	—	—	—	—	2,023
Repurchases of common stock	—	—	—	—	170	(7,973)	—	(7,973)
Stock-based compensation expense	—	—	2,462	—	—	—	—	2,462
Net income	—	—	—	4,522	—	—	—	4,522
Net change in interest rate swap, net of tax	—	—	—	—	—	—	128	128
Net change in marketable investments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation	—	—	—	—	—	—	(1,508)	(1,508)
Balance at September 30, 2021	24,042	$240	$241,968	$144,802	4,864	$(182,535)	$(3,323)	$201,152

	Three Months Ended September 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2020	23,401	$234	$222,778	$129,314	4,631	$(171,889)	$(7,028)	$173,409
Issuance of common stock under stock plans, including tax effects	178	2	(422)	—	—	—	—	(420)
Stock-based compensation expense	—	—	2,697	—	—	—	—	2,697
Net loss	—	—	—	(3,760)	—	—	—	(3,760)
Net change in interest rate swap, net of tax	—	—	—	—	—	—	205	205
Foreign currency translation	—	—	—	—	—	—	2,577	2,577
Balance at September 30, 2020	23,579	$236	$225,053	$125,554	4,631	$(171,889)	$(4,246)	$174,708

	Nine Months Ended September 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	394	4	4,489	—	—	—	—	4,493
Repurchases of common stock	—	—	—	—	233	(10,646)	—	(10,646)
Stock-based compensation expense	—	—	7,351	—	—	—	—	7,351
Net income	—	—	—	16,821	—	—	—	16,821
Net change in interest rate swap, net of tax	—	—	—	—	—	—	457	457
Net change in marketable investments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation	—	—	—	—	—	—	(3,086)	(3,086)
Balance at September 30, 2021	24,042	$240	$241,968	$144,802	4,864	$(182,535)	$(3,323)	$201,152

	Nine Months Ended September 30, 2020
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, including tax effects	304	3	635	—	—	—	—	638
Stock-based compensation expense	—	—	7,964	—	—	—	—	7,964
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(157)	—	—	—	(157)
Net income	—	—	—	7,564	—	—	—	7,564
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(931)	(931)
Foreign currency translation	—	—	—	—	—	—	1,542	1,542
Balance at September 30, 2020	23,579	$236	$225,053	$125,554	4,631	$(171,889)	$(4,246)	$174,708

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	642	$38.99
Granted	268	45.23
Vested	(242)	39.91
Forfeited	(61)	39.57
Unvested at September 30, 2021	607	$41.33

Stock option activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2020	292	$35.46
Exercised	(135)	35.40
Outstanding at September 30, 2021	157	$35.52	2.71	$2,163
Vested and Exercisable at September 30, 2021	157	$35.52	2.71	$2,163

No stock options were granted or forfeited during the nine months ended September 30, 2021.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of services and fulfillment	$1,554	$1,638	$4,389	$4,463
Selling and marketing	372	446	1,220	1,231
General and administrative	536	613	1,742	2,270
Total	$2,462	$2,697	$7,351	$7,964

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average risk-free interest rate	0.05%	0.12%	0.05%	0.12%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	30%	93%	30%	93%
Weighted average fair value	$11.20	$14.57	$11.20	$14.57

Treasury Stock

As of September 30, 2021, Forrester’s Board of Directors had authorized an aggregate $535.0 million to purchase common stock under its stock repurchase program. In October 2021, Forrester's Board of Directors increased the stock repurchase authorization by an additional $50.0 million. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and nine months ended September 30, 2021, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $8.0 million and $10.6 million, respectively. During the three and nine months ended September 30, 2020, the Company did not repurchase any shares of common stock. From the inception of the program through September 30, 2021, the Company repurchased 16.5 million shares of common stock at an aggregate cost of $485.5 million.

Note 13 — Operating Segments

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

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. In May 2021, the Company announced the launch of a new research portfolio called Forrester Decisions, which became available in August 2021. This new portfolio of products helps executives, functional leaders, and their teams, across technology, marketing, customer experience, sales, and product management, plan and pursue initiatives for driving growth. The Forrester Decisions product combines the research, frameworks, models, and methodologies of the Company’s Forrester Research and SiriusDecisions Research product offerings, as well as features of the Company’s Connect and Analytics products. In connection with the launch of Forrester Decisions, the Company no longer provides disaggregation of revenue by its research products in the segment tables below (refer to Note 6 – Revenue and Related Matters for disclosure of disaggregated revenue).

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2021
Research revenues	$79,876	$—	$—	$79,876
Consulting revenues	10,587	26,806	—	37,393
Events revenues	—	—	867	867
Total segment revenues	90,463	26,806	867	118,136
Segment expenses	(28,657)	(13,061)	(1,966)	(43,684)
Selling, marketing, administrative and other expenses				(64,217)
Amortization of intangible assets				(3,696)
Interest expense, other expense, and gains on investments				(1,251)
Income before income taxes				$5,288

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2020
Research revenues	$74,445	$—	$—	$74,445
Consulting revenues	11,878	21,123	—	33,001
Events revenues	—	—	1,131	1,131
Total segment revenues	86,323	21,123	1,131	108,577
Segment expenses	(28,645)	(9,646)	(1,284)	(39,575)
Selling, marketing, administrative and other expenses				(63,778)
Amortization of intangible assets				(4,722)
Integration costs				(328)
Interest expense, other expense, and gains on investments				(1,533)
Loss before income taxes				$(1,359)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2021
Research revenues	$235,846	$—	$—	$235,846
Consulting revenues	36,160	80,743	—	116,903
Events revenues	—	—	7,838	7,838
Total segment revenues	272,006	80,743	7,838	360,587
Segment expenses	(88,791)	(38,237)	(5,712)	(132,740)
Selling, marketing, administrative and other expenses				(188,788)
Amortization of intangible assets				(11,567)
Integration costs				(334)
Interest expense, other expense, and gains on investments				(4,117)
Income before income taxes				$23,041

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2020
Research revenues	$223,746	$—	$—	$223,746
Consulting revenues	36,388	62,076	—	98,464
Events revenues	—	—	6,253	6,253
Total segment revenues	260,134	62,076	6,253	328,463
Segment expenses	(81,979)	(29,766)	(5,167)	(116,912)
Selling, marketing, administrative and other expenses				(181,463)
Amortization of intangible assets				(14,147)
Integration costs				(3,815)
Interest expense, other expense, and gains on investments				(1,904)
Income before income taxes				$10,222

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

The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings beginning in the fourth quarter of 2020 and continuing through the third quarter of 2021. We expect that trend to continue through the remainder of 2021. Our events business continues to be negatively affected by the pandemic. All events in 2021 have been or will be held as virtual events.

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

Our primary operating expenses consist of cost of services and fulfillment, selling and marketing expenses, and general and administrative expenses. Cost of services and fulfillment represents the costs associated with the production and delivery of our products and services, including salaries, bonuses, employee benefits, and stock-based compensation expense for all personnel that produce and deliver our products and services, including all associated editorial, travel, and support services. Selling and marketing expenses include salaries, sales commissions, bonuses, employee benefits, stock-based compensation expense, travel expenses, promotional costs, and other costs incurred in marketing and selling our products and services. General and administrative expenses include the costs of the technology, operations, finance, and human resources groups and our other administrative functions, including salaries, bonuses, employee benefits, and stock-based compensation expense. Overhead costs such as facilities, net of sublease income, and annual fees for cloud-based information technology systems are allocated to these categories according to the number of employees in each group.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Contract value	$331.0	$295.6	$35.4	12%
Client retention	78%	71%	7	10%
Wallet retention	99%	86%	13	15%
Number of clients	2,964	2,750	214	8%

Contract value increased 12% at September 30, 2021 compared to the prior year period. Client retention and wallet retention increased 10% and 15%, respectively, at September 30, 2021 compared to the prior year period. These metrics were at their lows during the second and third quarters of 2020 as contract bookings declined during 2020 due to the pandemic. We have seen an improvement in these metrics from their lows in the middle of 2020 as contract bookings expanded during the second half of 2020 and the first three quarters of 2021.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Research revenues	67.6%	68.6%	65.4%	68.1%
Consulting revenues	31.7	30.4	32.4	30.0
Events revenues	0.7	1.0	2.2	1.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.2	42.5	41.5	40.6
Selling and marketing	35.0	38.9	34.2	37.0
General and administrative	12.2	11.5	11.6	10.9
Depreciation	2.0	2.3	1.9	2.3
Amortization of intangible assets	3.1	4.3	3.2	4.3
Integration costs	—	0.3	0.1	1.2
Income from operations	5.5	0.2	7.5	3.7
Interest expense	(0.9)	(1.2)	(0.9)	(1.2)
Other expense, net	(0.1)	(0.3)	(0.2)	(0.1)
Gain on investments, net	—	—	—	0.7
Income (loss) before income taxes	4.5	(1.3)	6.4	3.1
Income tax expense	0.7	2.2	1.7	0.8
Net income (loss)	3.8%	(3.5%)	4.7%	2.3%

Three and Nine Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$118.1	$108.6	$9.6	9%
Research revenues	$79.9	$74.4	$5.4	7%
Consulting revenues	$37.4	$33.0	$4.4	13%
Events revenues	$0.9	$1.1	$(0.3)	(23%)
Revenues attributable to customers outside of the U.S.	$27.6	$22.4	$5.2	23%
Percentage of revenue attributable to customers outside of the U.S.	23%	21%	2	10%
Number of events	2	2	—	—( %)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$360.6	$328.5	$32.1	10%
Research revenues	$235.8	$223.7	$12.1	5%
Consulting revenues	$116.9	$98.5	$18.4	19%
Events revenues	$7.8	$6.3	$1.6	25%
Revenues attributable to customers outside of the U.S.	$82.5	$65.8	$16.7	25%
Percentage of revenue attributable to customers outside of the U.S.	23%	20%	3	15%
Number of events	5	5	—	—( %)

Total revenues increased 9% and 10% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods, with 1% of the increase due to changes in foreign currency. Revenues from customers outside the U.S. increased 23% and 25% during the three and nine months ended September 30, 2021, respectively, due to an increase in revenues in Europe, the United Kingdom, Asia Pacific region, and Canada. Approximately 2% and 6% of the increase for the three and nine months ended September 30, 2021, respectively, was due to changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 7% and 5% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods, with 1% of the increase in each period due to changes in foreign currency. The increase in revenues was primarily due to increased contract value during these periods.

Consulting revenues increased 13% and 19% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods, with 1% of the increase in each period due to changes in foreign currency. The increase in revenues during the three and nine months ended September 30, 2021 was primarily due to continued strong demand for our content marketing and strategy consulting offerings.

Events revenues decreased 23% and increased 25% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. For the nine months ended September 30, 2021, 2% of the increase is due to changes in foreign currency. The decrease in revenues during the three months ended September 30, 2021 was primarily due to lower sponsorship revenues and hosting smaller events in the three months ended September 30, 2021 compared to the prior period. The increase in revenues during the nine months ended September 30, 2021 was primarily due to higher sponsorship revenues.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$49.8	$46.1	$3.7	8%
Cost of services and fulfillment as a percentage of total revenues	42.2%	42.5%	(0.3)	(1%)
Service and fulfillment employees (at end of period)	796	794	2	—( %)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$149.6	$133.4	$16.1	12%
Cost of services and fulfillment as a percentage of total revenues	41.5%	40.6%	0.9	2%

Cost of services and fulfillment expenses increased 8% during the three months ended September 30, 2021 compared to the prior year period, with 1% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $3.0 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery and contractor costs, and (2) a $0.7 million increase in event costs primarily due to hotel cancellation fees incurred as a result of switching from in-person to virtual events.

Cost of services and fulfillment expenses increased 12% during the nine months ended September 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $10.4 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in headcount in the first half of the year compared to the prior year period, (2) a $6.4 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery, contractor and survey costs, and (3) a $0.6 million increase in event costs primarily due to hotel cancellation fees incurred as a result of switching from in-person to virtual events. These increases were partially offset by a $1.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$41.3	$42.2	$(0.9)	(2%)
Selling and marketing expenses as a percentage of total revenues	35.0%	38.9%	(3.9)	(10%)
Selling and marketing employees (at end of period)	728	795	(67)	(8%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$123.2	$121.6	$1.6	1%
Selling and marketing expenses as a percentage of total revenues	34.2%	37.0%	(2.8)	(8%)

Selling and marketing expenses decreased 2% during the three months ended September 30, 2021 compared to the prior year period, and decreased 3% when excluding the effect of changes in foreign currencies. The decrease was primarily due to a $1.2 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonuses.

Selling and marketing expenses increased 1% during the nine months ended September 30, 2021 compared to the prior year period, and were essentially flat when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $2.9 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases and an increase in commissions expense, partially offset by a decrease in headcount, and (2) a $1.0 million increase in professional services costs primarily due to an increase in advertising expense. These increases were partially offset by a $1.5 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.4	$12.5	$1.9	15%
General and administrative expenses as a percentage of total revenues	12.2%	11.5%	0.7	6%
General and administrative employees (at end of period)	239	234	5	2%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$41.9	$35.9	$6.0	17%
General and administrative expenses as a percentage of total revenues	11.6%	10.9%	0.7	6%

General and administrative expenses increased 15% during the three months ended September 30, 2021 compared to the prior year period, with 1% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $1.0 million increase in compensation and benefit costs due to an increase in incentive bonuses and merit increases, and (2) a $0.6 million increase in professional services costs.

General and administrative expenses increased 17% during the nine months ended September 30, 2021 compared to the prior year period, with 2% of the increase due to changes in foreign currencies. The increase was primarily due to (1) a $4.6 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, and (2) a $1.3 million increase in professional services costs. These increases were partially offset by a $0.5 million decrease in stock compensation expense.

Depreciation

Depreciation expense decreased by $0.2 million and $0.5 million during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods primarily due to software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $1.0 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods primarily due to a certain intangible asset becoming fully amortized in 2020.

Integration Costs

Integration costs consist of direct and incremental costs to integrate acquired companies and in 2020 primarily consisted of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and expenses related to unused lease facilities.

Integration costs decreased by $0.3 million and $3.5 million during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods due to the substantial completion of the integration of SiriusDecisions, Inc. (acquired at the beginning of 2019) during 2020. Integration costs in 2021 relate to unused lease facilities from the SiriusDecisions acquisition.

We do not expect to incur integration costs during the remainder of the year ending December 31, 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.2 million and $0.9 million during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods due to lower average outstanding borrowings and a lower effective interest rate.

Other Expense, Net

Other expense, net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other expense, net decreased $0.1 million and increased $0.7 million during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The increase during the nine months ended September 30, 2021, was primarily due to an increase in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net decreased $2.4 million during the nine months ended September 30, 2021 compared to the prior year period. The decrease during the nine months ended September 30, 2021, was primarily due to a decrease in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.8	$2.4	$(1.6)	(68%)
Effective tax rate	14.5%	(176.7%)	191.2	108%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$6.2	$2.7	$3.6	134%
Effective tax rate	27.0%	26.0%	1.0	4%

Income tax expense increased by $3.6 million during the nine months ended September 30, 2021 compared to the prior year period primarily due to the increase in overall U.S. profitability. For the full year 2021, we anticipate that our effective tax rate will be approximately 27%.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2021
Research revenues	$79,876	$—	$—	$79,876
Consulting revenues	10,587	26,806	—	37,393
Events revenues	—	—	867	867
Total segment revenues	90,463	26,806	867	118,136
Segment expenses	(28,657)	(13,061)	(1,966)	(43,684)
Year over year revenue change	5%	27%	(23%)	9%
Year over year expense change	—( %)	35%	53%	10%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2020
Research revenues	$74,445	$—	$—	$74,445
Consulting revenues	11,878	21,123	—	33,001
Events revenues	—	—	1,131	1,131
Total segment revenues	86,323	21,123	1,131	108,577
Segment expenses	(28,645)	(9,646)	(1,284)	(39,575)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2021
Research revenues	$235,846	$—	$—	$235,846
Consulting revenues	36,160	80,743	—	116,903
Events revenues	—	—	7,838	7,838
Total segment revenues	272,006	80,743	7,838	360,587
Segment expenses	(88,791)	(38,237)	(5,712)	(132,740)
Year over year revenue change	5%	30%	25%	10%
Year over year expense change	8%	28%	11%	14%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2020
Research revenues	$223,746	$—	$—	$223,746
Consulting revenues	36,388	62,076	—	98,464
Events revenues	—	—	6,253	6,253
Total segment revenues	260,134	62,076	6,253	328,463
Segment expenses	(81,979)	(29,766)	(5,167)	(116,912)

Research segment revenues increased 5% during both the three and nine months ended September 30, 2021, compared to the prior year periods. For the three and nine months ended September 30, 2021, research product revenues within this segment increased 7% and 5%, respectively, which primarily resulted from increased contract value during this period. For the three and nine months ended September 30, 2021, consulting product revenues within this segment decreased 11% and 1%, respectively. For the three months ended September 30, 2021, the decrease was primarily due to decreased delivery of both advisory and consulting services. For the nine months ended September 30, 2021, the decrease was primarily due to decreased delivery of consulting services, partially offset by increased delivery of advisory services.

Research segment expenses remained essentially consistent for the three months ended September 30, 2021 and increased 8% during the nine months ended September 30, 2021, compared to the prior year periods. The increase in expenses during the nine months ended September 30, 2021 was primarily due to (1) a $5.0 million increase in compensation and benefit costs primarily due to an increase in incentive bonuses and merit increases, partially offset by a decrease in headcount in the first half of the year compared to the prior year and (2) a $2.6 million increase in professional services costs due to an increase in survey costs, new product development, and contractor costs. These increases were partially offset by a $1.1 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 27% and 30% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The increase in revenues during the three and nine months ended September 30, 2021 was primarily due to continued strong demand for our content marketing and strategy consulting offerings.

Consulting segment expenses increased 35% and 28% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2021 was primarily due to (1) a $1.8 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and contractor costs and (2) a $1.5 million increase in compensation and benefit costs primarily due to an increase in incentive bonuses and merit increases. The increase in expenses during the nine months ended September 30, 2021 was primarily due to (1) a $4.7 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and contractor costs, and (2) a $4.0 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in headcount in the first half of the year compared to prior year.

Event segment revenues decreased 23% and increased 25% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The decrease in revenues during the three months ended September 30, 2021 was primarily due to lower sponsorship revenues and hosting smaller events in the three months ended September 30, 2021 compared to the prior year period. The increase in revenues during the nine months ended September 30, 2021 was primarily due to higher sponsorship revenues.

Event segment expenses increased 53% and 11% during the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The increase in expenses during the three and nine months ended September 30, 2021 was primarily due to hotel cancellation fees incurred as a result of switching from in-person to virtual events.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 65% of our revenues during the nine months ended September 30, 2021, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $85.0 million and $29.2 million during the nine months ended September 30, 2021 and 2020, respectively. The $55.8 million increase in cash provided from operations for the nine months ended September 30, 2021 compared to the prior year period was primarily due to a $40.5 million increase in cash generated from accounts receivable and deferred revenue due to an increase in contract bookings and strong collections activity and a $9.6 million reduction in cash used for working capital (excluding accounts receivable and deferred revenue).

During the nine months ended September 30, 2021, we used cash in investing activities of $26.9 million primarily for $17.0 million in net purchases of marketable investments and $9.8 million of purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment. During the nine months ended September 30, 2020, we used cash in investing activities of $2.9 million primarily for $7.3 million of purchases of property and equipment, primarily consisting of software and leasehold improvements. This was partially offset by a $4.3 million distribution received from an equity method investment.

We used $15.5 million of cash from financing activities during the nine months ended September 30, 2021 primarily due to $10.6 million for purchases of our common stock, $9.4 million of repayments of our term loan, as well as $3.3 million in taxes paid related to net share settlements of restricted stock units, partially offset by $7.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $21.5 million of cash in financing activities during the nine months ended September 30, 2020 primarily due to $21.0 million of repayments of debt that included $14.0 million of discretionary payments on our revolving credit facility and $7.0 million of required repayments of our term loan.

As of September 30, 2021, our remaining stock repurchase authorization was approximately $49.5 million. In October 2021, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. We plan to repurchase our common stock as market conditions warrant.

We entered into a $200.0 million credit agreement on January 3, 2019. The credit agreement provides for: (1) senior secured term loans in an aggregate principal amount of $125.0 million (the “Term Loans”) and, (2) a senior secured revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Facilities”). Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Facilities mature on January 3, 2024. As of September 30, 2021, we had remaining principal payments on the Facilities totaling $100.0 million, contractually due as follows: $3.1 million in 2021, $28.1 million within 2022 and 2023, and $68.8 million in 2024.

The Facilities contain certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio and minimum fixed charge coverage ratio. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, pay dividends or other payments in respect to capital stock, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2021 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 10 years. As of September 30, 2021, remaining non-cancelable lease payments are due as follows: $3.8 million in 2021, $33.1 million within 2022 and 2023, $30.4 million within 2024 and 2025, and $27.0 million beyond 2025.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2021, we had cash and cash equivalents of $129.3 million. This balance includes $65.7 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2021, our Board of Directors authorized an aggregate $535.0 million to purchase common stock under our stock repurchase program. In October 2021, our Board of Directors increased our stock repurchase authorization by an additional $50.0 million. During the quarter ended September 30, 2021, we purchased the following shares of our common stock under the stock repurchase program:

			Maximum Dollar
			Value that May
			Yet be Purchased
	Total Number of	Average Price	Under the Stock
Period	Shares Purchased (1)	Paid per Share	Repurchase Program
			(In thousands)
July 1 - July 31	50,420	$46.14
August 1 - August 31	81,000	$46.25
September 1 - September 30	39,585	$47.99
	171,005		$49,498

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

FORRESTER RESEARCH, INC.

By:	/s/ L. CHRISTIAN FINN
L. Christian Finn
Chief Financial Officer (Principal financial officer)

Date: November 5, 2021