Form 10-K
period 2021-12-31
FORRESTER RESEARCH, INC.
filed 2022-03-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was approximately $519,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2022 was 18,983,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2022 Annual Stockholders’ Meeting to be filed subsequently -- Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, changes to our customer engagement model, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Forrester Research, Inc. is a global independent research and advisory firm. We help leaders across technology, customer experience, marketing, sales and product functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. Our unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, 70 million real-time feedback votes, and the shared wisdom of our clients.

Our common stock is listed on Nasdaq Global Select Market under the symbol "FORR".

Market Overview

We believe that market dynamics — from empowered customers to the COVID-19 pandemic — have fundamentally changed business and technology. These dynamics continue to change stakeholder expectations.

Consumers and buyers have new demands and requirements. To win, serve, and retain customers in this environment, we believe that companies require a higher level of customer obsession. Customer obsessed firms put their customers at the center of their leadership, strategy, and operations. Our research has shown that customer-obsessed firms grow faster and are more profitable.

Organizations and leaders require a continuous stream of guidance and analysis to adapt to these ever-changing behaviors and realities. We believe that there is an increasing need for objective external sources of this guidance and analysis, fueling what we call the “golden age of research.”

Forrester’s Strategy and Business Model

The foundation of our business model is our ability to help business and technology leaders tackle their most pressing priorities and drive growth through customer obsession. Forrester helps clients solve problems, make decisions, and take action to deliver results. With our proprietary research, consulting, and events, our business model provides multiple sources of value to our clients and creates a system to expand contract value ("CV"), which we view as our most significant business metric.

Generally speaking, we define CV products as those services that our clients use over a year’s time and that are renewable periodically, usually on an annual basis. Our CV products primarily consist of our subscription research products, while our non-CV businesses, consulting and events, play critical complementary roles in driving our CV growth.

With respect to our clients, we believe that it has become difficult for large companies to run multi-year strategy and change management projects on their own as customers are changing faster and competitors are increasingly aggressive. Multi-year CV product relationships enable us to help our clients formulate their vision for the future and then translate those plans into implementation and outcomes over time. For our investors, we believe that CV growth will result in predictable and profitable revenue streams.

Our business model is built on the premise that an increase in CV generates more cash which can then be invested in improving our go-to-market structure (activities including sales, product, marketing and acquisitions) and creating CV products that clients renew year after year—repeating the cycle and driving the model forward. We refer to this model as our "CV growth engine."

Our Products and Services

We strive to be an indispensable source that business and technology leaders across functions, including technology, customer experience, marketing, sales, and product, worldwide turn to for ongoing guidance to plan and operate more effectively.

We deliver our products and services globally through three business segments – Research, Consulting and Events.

Research

For more than 35 years, Forrester has been providing objective, independent and data-driven research insights utilizing both qualitative and quantitative data. We adhere to rigorous, unbiased research methodologies that are transparent and publicly available to ensure consistent research quality across markets, technologies, and geographies.

Our primary subscription research services include Forrester Research, SiriusDecisions Research, and Forrester Decisions. This portfolio of research services is designed to provide business and technology leaders with a proven path to growth through customer obsession. Key content available via online access includes:

•
future trends, predictions, and market forecasts;
•
deep consumer and business buyer data and insights;
•
curated best practice models and tools to run business functions;
•
operational and performance benchmarking data; and
•
technology and service market landscapes and vendor evaluations.

Our research services also include time with our analysts to apply research to their context.

Launched in 2021, Forrester Decisions is a portfolio of 15 standardized research services combining key features of Forrester Research with key features of SiriusDecisions Research. Over time, we believe Forrester Decisions will become Forrester’s flagship research product.

Consulting

Our Consulting business includes consulting projects and advisory services. We deliver focused insights and recommendations to assist clients in developing and executing their technology and business strategies. Our consulting projects help clients with challenges addressed in our published research. Our consulting projects include conducting maturity assessments, prioritizing best practices, developing strategies, building business cases, selecting technology vendors, structuring organizations, developing content marketing strategies and collateral, and sales tools. Consulting plays an important role in supporting our CV growth, as we have found that clients that purchase consulting projects from us renew their CV contracts at higher rates compared to clients that do not purchase consulting.

Events

We host multiple events across North America, Europe, and the Asia-Pacific region throughout the year. Forrester Events are thoughtfully designed and curated experiences to provide clients with insights and actionable advice to achieve accelerated business growth. Forrester Events focus on business imperatives of significant interest to clients, including business-to-business marketing, sales and product leadership, customer experience, security and risk, new technology and innovation, and data strategies and insights. One of the primary purposes of our Events business is to help drive our CV growth, and we have found that prospective clients that have attended one of our events convert into clients at higher rates compared to those that have not attended an event.

Due to the COVID-19 pandemic, in 2021 we continued to offer our events as live virtual experiences, though we currently plan to hold our events in 2022 as hybrid events, consisting of both in-person and virtual experiences. These virtual events allowed us to offer added attendee benefits such as on demand sessions, more networking opportunities and more content, leading to higher attendee engagement.

Sales and Marketing

We believe we have a strong alignment across our sales, marketing and product functions.

We sell our products and services through our direct sales force in various locations in North America, Europe and the Asia Pacific region. Our sales organization is organized into groups based on client size, geography, and market potential. Our Premier groups focus on our largest vendor and end user clients across the globe while our Core group focuses on small to mid-sized vendor clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies. Our International Business Development group sells our products and services through independent sales representatives in select international locations. We also have a group dedicated to event sales.

We employed 637 sales personnel as of December 31, 2021 compared to 701 sales personnel employed as of December 31, 2020.

We also sell select Research products directly online through our website.

Our marketing activities are designed to elevate the Forrester brand, differentiate and promote Forrester’s products and services, improve the client experience, and drive growth. We achieve these outcomes by combining the value of analytics, brand campaigns, content, social media, public relations, creative, and field marketing, delivering multi-channel campaigns, Forrester Events, and high-quality digital experiences.

As of December 31, 2021, our products and services were delivered to more than 3,000 client companies. No single client company accounted for more than 3% of our 2021 revenues.

Pricing and Contracts

We report our revenue from client contracts in three categories of revenue: (1) research, (2) consulting, and (3) events. We classify revenue from subscriptions to, and licenses of, our research products and services as research revenue. We classify revenue from our consulting projects and standalone advisory services as consulting revenue. We classify revenue from tickets to and sponsorships of events as events revenue.

Contract pricing for annual subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track contract value as a significant business indicator. Contract value is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value increased 15% to $345.8 million at December 31, 2021 from $301.3 million at December 31, 2020.

Competition

We believe our focus on helping business and technology leaders use customer obsession to drive growth sets us apart from our competition. In addition, we believe we compete favorably due to:

•
our ability to offer forward-looking research, tools and frameworks as well as hands-on guidance;
•
our focus on providing teams within our clients' organizations with the confidence to execute effectively with end-to-end guidance, valuable knowledge, know-how, and a shared vocabulary;
•
our use of rigorous research methodologies to offer objective insights; and
•
our brand promise to be “on your side and by your side,” meaning that we strive to be obsessed about our clients' needs and priorities and aligned to their strategies.

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

Intellectual Property

Our proprietary research, methodologies and other intellectual property play a significant role in the success of our business. We rely on a combination of copyright, trademark, trade secret, confidentiality, and other contractual provisions to protect our intellectual property. We actively monitor compliance by our employees, clients and third parties with our policies and agreements relating to confidentiality, ownership, and the use and protection of Forrester’s intellectual property.

Employees

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. As of December 31, 2021, we employed a total of 1,781 persons. Of these employees, 1,316 were in the United States and Canada; 267 in Europe, Middle East and Africa (“EMEA”); and 198 in the Asia Pacific region.

Culture. Our culture emphasizes certain key values — including client, courage, collaboration, integrity, and quality — that we believe are critical to deliver Forrester’s unique value proposition of helping business and technology leaders use customer obsession to drive growth. In addition, we seek to foster a culture where employees can be creative, feel supported and empowered, and are encouraged to think boldly about new ideas. As a reflection of these efforts, in 2021, for the fourth time in five years, Forrester was honored with a Glassdoor Employees’ Choice Award, recognizing the Best Places to Work in 2021. Forrester’s CEO, Founder, and Chairman George F. Colony was also named one of Glassdoor’s Top CEOs in 2021.

Anywhere Work. In 2021, based on employees’ feedback and our research, we made the decision to shift to a fully flexible work model that we call “anywhere work.” As the COVID-19 pandemic wanes and our offices fully reopen, our employees and their teams will be empowered to decide when they will be in the office based on their work needs.

Diversity and Inclusion (D&I). We focus on attracting, hiring, and the inclusion of all backgrounds and perspectives, with the goals of improving employee retention and engagement, strengthening the quality of our research, and improving client retention and customer experience. We field regular surveys to all of our employees to measure our progress against our goals. In 2021, in addition to the ongoing activities of our D&I Council and regional D&I Networks, examples of our efforts with respect to D&I included:

•
the engagement of an outside consultant to perform a comprehensive assessment of our organization;
•
our organization of global events and celebrations for Black History Month, International Women’s Day, Pride Month, and Global Ability Month; and
•
our formation of various partnerships to attract and access more talent from underrepresented groups.

Learning and Development. We have a robust learning and development program and celebrate and enrich the Forrester culture through frequent recognition of achievements. To keep employees and teams connected and inspired to do their best work in an anywhere work environment, we have enhanced the learning and development opportunities for our employees across a broad range of initiatives including new hire and onboarding, D&I, and leadership training.

Available Information

Forrester Research Inc. was incorporated in Massachusetts on July 7, 1983 and reincorporated in Delaware on February 16, 1996. Forrester’s corporate offices are located in Cambridge, Massachusetts.

Our Internet address is www.forrester.com. We make available free of charge, on or through the investor information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file documents electronically.

Item 1A. Risk Factors

We operate in a rapidly changing and competitive environment that involves risks and uncertainties, certain of which are beyond our control. These risks and uncertainties could have a material adverse effect on our business and our results of operations and financial condition. These risks and uncertainties include, but are not limited to:

Risk Factors Specific to our Business

A Decline in Renewals or Demand for Our Subscription-Based Research Services. Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing subscriptions for our Research products and services. Future declines in client retention and wallet retention, or failure to generate demand for and new sales of our subscription-based products and services due to competition, changes in our offerings, or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Consulting Services. Consulting revenues comprised 33% of our total revenues in 2021 and 32% of our total revenues in 2020. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements could have an adverse effect on our results of operations and financial condition.

Our Business May be Adversely Affected by the Economic Environment. Our business is in part dependent on technology spending and is impacted by economic conditions such as inflation and supply chain issues that may impact us and our customers. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition. Although we do not have any employees or material client relationships in Russia or Ukraine, if the Russian military invasion of Ukraine that commenced in February 2022 were to escalate or spread to other regions, there may be negative effects on both the United States and the global economy that could materially and adversely affect our business.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations. As of December 31, 2021, we have clients in approximately 76 countries and approximately 23% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions, and potential disruptions caused by foreign wars and conflicts. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business. Our business has been, and could continue to be, adversely affected by the effects of a widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. This could include disruptions or restrictions on the ability of our employees or our customers to travel and a slowdown in the global economy, which could adversely affect our ability to sell or fulfill, and a reduction in demand for, our products, services, or events. Any disruption or delay of our customers or third-party service providers, including due to inflation or supply chain issues, would likely impact our operating results. The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. Our Events business generated $27.0 million of revenue during 2019 and due to considerations of the effect of COVID-19, we held all of our events as virtual events during 2020 and 2021 and generated only $10.1 million and $12.9 million of revenue, respectively, during those years. While the duration and severity of the pandemic is uncertain, the Company did experience a rebound in contract bookings in the fourth quarter of 2020 and continuing through all of 2021. While our Events business continues to be negatively affected by the pandemic, we intend to hold our events during 2022 as hybrid events, consisting of both in-person and virtual experiences. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

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

The Ability to Attract and Retain Qualified Professional Staff. Our future success will depend in large measure upon the continued contributions of our senior management team, research professionals, consultants, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. Our future success will also depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies, and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

Failure to Anticipate and Respond to Market Trends. Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research and consulting services, and other related products and services to meet the changing needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies, and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations. In December of 2021, we entered into an amendment of our existing credit agreement to eliminate our term loan facility, increase the available amount of our revolving credit facility to $150.0 million, and extend the maturity date to December 2026 (as so amended, “the Facility”). As of December 31, 2021, we had outstanding debt of $75.0 million under the Facility (refer to Note 5 – Debt in the Notes to Consolidated Financial Statements for further information). The obligations incurred under this Facility could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facility could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

Competition. We compete principally in the market for research and advisory services, with an emphasis on customer behavior and customer experience, and the impact of technology on our clients’ business and service models. Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, survey-based general market research firms, providers of peer networking services, and digital media measurement services. Some of our competitors have substantially greater financial and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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
•
The hiring and training of new research professionals, consultants, and sales personnel.

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

Concentration of Ownership. Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 40% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans, and approval of significant transactions such as mergers, acquisitions, consolidations, and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management, or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

General Risk Factors

We Face Risks from Network Disruptions or Security Breaches that Could Damage Our Reputation and Harm Our Business and Operating Results. We face risks from network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties, or terrorism. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. However, our security measures or those of our third-party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation, which could harm our business and operating results.

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

Privacy Laws. Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act, and the California Privacy Rights Act which is scheduled to be effective January 1, 2023. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

We also rent office space in San Francisco, New York City, McLean (VA), Nashville, Norwalk (CT), Austin, Frankfurt, London, Paris, New Delhi, Singapore, and Sydney. We also lease office space on a relatively short-term basis in various other locations in North America, Europe, and Asia.

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

As of March 7, 2022 there were approximately 31 stockholders of record of our common stock. On March 7, 2022 the closing price of our common stock was $52.40 per share.

As of December 31, 2021, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program, which includes an additional $50.0 million authorized in October 2021. As of December 31, 2021, we had repurchased approximately 16.7 million shares of common stock at an aggregate cost of $494.9 million.

During the quarter ended December 31, 2021, we repurchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
October 1 - October 31	13,116	$49.53	13,116	$98,848
November 1 - November 30	107,900	$58.79	107,900	$92,505
December 1 - December 31	42,000	$57.78	42,000	$90,078
Total for the quarter	163,016		163,016

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2016 through December 31, 2021 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from subscriptions to our Research products and services, licensing electronic “reprints” of our Research, performing consulting projects and advisory services, and hosting events. We offer contracts for our Research products that are typically renewable annually and payable in advance. Subscription products are recognized as revenue over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase consulting projects and advisory services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which are based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to consulting projects and advisory services are initially recorded as deferred revenue. Events revenues consist of ticket and sponsorship sales for a Forrester-hosted event. Billings for events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

The COVID-19 pandemic significantly affected us beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of our events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, we did experience a rebound in contract bookings in the fourth quarter of 2020 and continuing through all of 2021. Our Events business continues to be negatively affected by the pandemic. All events held in 2021 have been held as virtual events. We intend to hold our events during 2022 as hybrid events, consisting of both in-person and virtual experiences.

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

Effective from the first quarter of 2021, we modified our key metrics to focus on our contract value (“CV”) products (as described below) in comparison to our prior metrics which included measures of our broader product portfolio. For 2021, we have focused on increasing our CV product bookings and have modified our compensation programs and metrics accordingly. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues.

We have included the historical calculation of the metrics below on the investor relations section of our website.

Contract value, client retention, wallet retention, and number of clients are metrics that we believe are important to understanding our research business. We define these metrics as follows:

•
Contract value (CV) — is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value primarily consists of subscription-based products for which revenue is recognized on a ratable basis, except for the entitlements embedded in our subscription products, such as event tickets and advisory sessions, for which the revenue is recognized when the item is delivered. Contract value also includes our reprint products, as these products are used throughout the year by our clients and are typically renewed.
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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Contract value	$345.8	$301.3	$44.5	15%
Client retention	78%	72%	6	8%
Wallet retention	102%	86%	16	19%
Number of clients	3,005	2,808	197	7%

Contract value increased 15% at December 31, 2021 compared to the prior year period. Client retention and wallet retention increased 8% and 19%, respectively, at December 31, 2021 compared to the prior year period. These metrics were at their lows during the second and third quarters of 2020 as contract bookings declined during 2020 due to the pandemic. We have seen an improvement in these metrics from their lows in the middle of 2020 as contract bookings expanded during the second half of 2020 and through all of 2021.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting estimates to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

•
Revenue Recognition. We generate revenues from subscriptions to our Research products and services, licensing electronic reprints of our Research, performing consulting projects and advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers. Although write-offs of customer receivables have not been significant during the last three years ($0.3 million, $0.9 million, and $1.0 million during 2021, 2020, and 2019, respectively), if our customers' financial condition were to deteriorate unexpected, we could experience a significant increase in our expense.

Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service or a combination of multiple promises to transfer products or services. We evaluate the existence of multiple performance obligations within our products and services by using judgment to determine if: (1) the customer can benefit from each contractual promise on its own or together with other readily available resources; and (2) the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation. Revenues from contracts that contain multiple products or services are allocated among the separate performance obligations on a relative basis according to their standalone selling prices. We obtain the standalone selling prices of our products and services based upon an analysis of standalone sales of these products and services. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price, taking into consideration available market conditions, factors used to set list prices, pricing of similar products, and internal pricing objectives. Standalone selling prices are typically analyzed and updated on an annual basis, or as business conditions change.

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

•
Goodwill, Intangible Assets, and Other Long-Lived Assets. As of December 31, 2021, we had $307.7 million of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets.

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

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2021 consist of acquired customer relationships, acquired technology, and acquired trademarks and were valued according to the future cash flows they were estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets as described in the Leases critical accounting policies and estimates above.

We continually evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of any of our intangible assets, tangible assets, or operating lease right-of-use assets may warrant revision, or that the carrying value of these assets may be impaired. To compute whether these assets have been impaired, we estimate the undiscounted future cash flows for the estimated remaining useful life of the assets and compare that to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.

During 2020, we recorded $2.3 million of right-of-use asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease we no longer used as a result of the integration of SiriusDecisions.

•
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of assets and liabilities, operating loss carryforwards (from acquisitions) and U.S. capital losses. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is required in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2021 and 2020, we maintained a valuation allowance of approximately $1.1 million and $1.2 million, respectively, primarily relating to U.S. capital losses from our investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition. During 2020, we recognized an income tax benefit in the amount of $1.0 million from the utilization of a capital loss carryforward, and the reversal of the related valuation allowance, due to a sale of an investment within the private equity fund.

Results of Operations for the years ended December 31, 2021 and 2020

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2021	2020
Revenues:
Research revenues	65.8%	67.2%
Consulting revenues	31.6	30.6
Events revenues	2.6	2.2
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.8	40.3
Selling and marketing	34.6	37.0
General and administrative	11.7	11.2
Depreciation	1.9	2.2
Amortization of intangible assets	3.1	4.4
Acquisition and integration costs	0.1	1.3
Income from operations	7.8	3.6
Interest expense	(0.9)	(1.2)
Other expense, net	(0.2)	(0.1)
Gains on investments, net	—	0.6
Income before income taxes	6.7	2.9
Income tax expense	1.7	0.7
Net income	5.0%	2.2%

2021 compared to 2020

Revenues

			Absolute	Percentage
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$494.3	$449.0	$45.3	10%
Research revenues	$325.3	$301.5	$23.8	8%
Consulting revenues	$156.1	$137.3	$18.8	14%
Events revenues	$12.9	$10.1	$2.7	27%
Revenues attributable to customers outside of the U.S.	$112.7	$92.7	$20.0	22%
Percentage of revenue attributable to customers outside of the U.S.	23%	21%	2	10%

Total revenues increased 10% during 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. Revenues from customers outside of the U.S. increased 22% during 2021 compared to the prior year. The increase in revenues attributable to customers outside of the U.S. was primarily due to an increase in revenues in Europe, the United Kingdom, Asia Pacific region, and Canada. Approximately 4% of the increase was due to changes in foreign currency.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 8% during 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase in revenues was primarily due to increased contract value, which was driven by strong demand for our products and an increase in our wallet retention rate.

Consulting revenues increased 14% during 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase in revenues was primarily due to continued strong demand for our content marketing and strategy consulting offerings.

Events revenues increased 27% during 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase in revenues was primarily due to higher sponsorship revenues.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$201.8	$180.9	$20.9	12%
Cost of services and fulfillment as a percentage of total revenues	40.8%	40.3%	0.5	1%
Service and fulfillment employees (at end of period)	822	783	39	5%

Cost of services and fulfillment expenses increased 12% in 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase was primarily due to (1) a $10.4 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in severance costs and headcount in the first half of the year compared to the prior year period, (2) a $9.5 million increase in professional services costs primarily due to increases in outsourced services related to revenue delivery, contractor costs, product enhancements and survey costs, and (3) a $2.1 million increase in facilities costs primarily as a result of a lease incentive for early termination of an office lease that reduced expense in 2020. These increases were partially offset by a $1.4 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$170.9	$166.2	$4.7	3%
Selling and marketing expenses as a percentage of total revenues	34.6%	37.0%	(2.4)	(6%)
Selling and marketing employees (at end of period)	720	781	(61)	(8%)

Selling and marketing expenses increased 3% in 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase was primarily due to (1) a $2.6 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic, merit increases and an increase in commissions expense, partially offset by a decrease in headcount, (2) a $2.2 million increase in professional services costs primarily due to an increase in advertising and marketing expenses, and (3) a $1.1 million increase in facilities costs primarily as a result of a lease incentive for early termination of an office lease that reduced expense in 2020. These increases were partially offset by a $0.5 million decrease in bad debt expense.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$58.1	$50.4	$7.7	15%
General and administrative expenses as a percentage of total revenues	11.7%	11.2%	0.5	4%
General and administrative employees (at end of period)	239	234	5	2%

General and administrative expenses increased 15% in 2021 compared to 2020, with 1% of the increase due to changes in foreign currency. The increase was primarily due to (1) a $5.1 million increase in compensation and benefit costs due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, (2) a $1.7 million increase in professional services costs, (3) a $0.7 million increase in facilities costs primarily as a result of a lease incentive for early termination of an office lease that reduced expense in 2020, and (4) a $0.5 million increase in recruiting expense. These increases were partially offset by a $0.7 million decrease in stock compensation expense.

Depreciation

Depreciation expense decreased by $0.5 million in 2021 compared to 2020 primarily due to software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $4.6 million in 2021 compared to 2020 primarily due to a certain intangible asset becoming fully amortized in 2020. We expect amortization expense related to our intangible assets to be approximately $13.2 million for the year ending December 31, 2022.

Acquisition and Integration Costs

We did not have any acquisitions in 2021 and had one acquisition, SiriusDecisions, at the beginning of 2019. Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies and primarily consist of certain fair value adjustments, consulting, severance, accounting and tax professional fees, and lease expense for unused leased facilities.

Acquisition and integration costs decreased by $5.4 million in 2021 compared to 2020 due to the substantial completion of the integration of SiriusDecisions during 2020. Integration costs in 2021 relate to unused lease facilities from the SiriusDecisions acquisition.

Interest Expense

Interest expense consists of interest on our borrowings used to finance the acquisition of SiriusDecisions and realized gains (losses) on the related interest rate swap. Interest expense decreased by $1.1 million in 2021 compared to 2020 due to lower average outstanding borrowings and a lower effective interest rate. We expect to incur interest expense of approximately $2.5 million for the year ending December 31, 2022.

Other Expense, Net

Other expense, net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other expense, net increased by $0.9 million in 2021 compared to 2020 due to an increase in foreign currency losses.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gains on investments, net decreased by $2.5 million in 2021 compared to 2020 primarily due to a decrease in investment gains generated by the underlying funds.

Income Tax Expense

			Absolute	Percentage
			Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$8.3	$2.9	$5.4	184%
Effective tax rate	25.1%	22.8%	2.3	10%

The increase in the effective tax rate during 2021 as compared to 2020 was primarily due to the utilization of a valuation allowance on capital assets during 2020 that did not recur in 2021, an increase in foreign subsidiary income subject to U.S. tax in 2021, and a change in tax legislation in 2021 which was less impactful than 2020. These increases were partially offset by increased tax deductions related to stock compensation in 2021 that did not occur in 2020.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below. Additionally, the tables below include the reclassification of revenues for the components of our CV subscription research products, as described further in Note 1: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2021	(In thousands, except percentages)
Research revenues	$325,340	$—	$—	$325,340
Consulting revenues	47,247	108,867	—	156,114
Events revenues	—	—	12,861	12,861
Total segment revenues	372,587	108,867	12,861	494,315
Segment expenses	(118,155)	(51,770)	(8,518)	(178,443)
Year over year revenue change	6%	25%	27%	10%
Year over year expense change	7%	29%	3%	12%

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2020	(In thousands)
Research revenues	$301,544	$—	$—	$301,544
Consulting revenues	50,406	86,897	—	137,303
Events revenues	—	—	10,137	10,137
Total segment revenues	351,950	86,897	10,137	448,984
Segment expenses	(110,843)	(40,168)	(8,231)	(159,242)

Research segment revenues increased 6% during 2021 compared to 2020. Research product revenues within this segment increased 8% which primarily resulted from increased contract value during the period. Consulting product revenues within this segment decreased 6% primarily due to decreased delivery of consulting and advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Research segment expenses increased 7% during 2021 compared to 2020. The increase in expenses was primarily due to (1) a $4.3 million increase in professional services costs due to an increase in survey costs, new product development, and contractor costs, (2) a $3.5 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in severance costs and headcount in the first half of the year compared to the prior year, and (3) a $0.6 million increase in hiring and training costs. These increases were partially offset by a $1.1 million decrease in travel and entertainment expenses due to reduced travel as a result of the COVID-19 pandemic.

Consulting segment revenues increased 25% during 2021 compared to 2020 due to continued strong demand for our content marketing and strategy consulting offerings.

Consulting segment expenses increased 29% during 2021 compared to 2020. The increase in expenses was primarily due to (1) a $6.2 million increase in professional services primarily due to an increase in outsourced services related to revenue delivery and contractor costs, and (2) a $5.5 million increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases, partially offset by a decrease in headcount in the first half of the year compared to prior year.

Event segment revenues increased 27% during 2021 compared to 2020. The increase in Events revenues was primarily due to higher sponsorship revenues.

Event segment expenses increased 3% during 2021 compared to 2020. The increase in expenses was primarily due to an increase in compensation and benefit costs primarily due to reinstating incentive bonus programs and other benefits that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the impact of the COVID-19 pandemic and merit increases.

A detailed description and analysis of the fiscal year 2019 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 66% of our revenues during 2021, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $107.1 million and $47.8 million during the years ended December 31, 2021 and 2020, respectively. The $59.3 million increase in cash provided from operations during 2021 was primarily due to a $32.8 million increase in cash generated from accounts receivable and deferred revenue due to an increase in contract bookings and strong collections activity and a $15.9 million reduction in cash used for working capital (excluding accounts receivable and deferred revenue). We expect cash generated from operating activities to decrease in 2022 as compared to 2021, primarily due to an increase in incentive compensation payments in 2022 and a reduction in cash generated from accounts receivable and deferred revenue.

During 2021, we used cash in investing activities of $29.3 million, which consisted of $18.6 million in net purchases of marketable investments and $10.7 million of purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment. During 2020, we used cash in investing activities of $4.6 million, which consisted of $8.9 million of purchases of property and equipment primarily consisting of software and leasehold improvements, partially offset by a $4.3 million distribution received from an equity method investment.

During 2021, we used $49.1 million of cash from financing activities primarily due to $34.4 million of repayments of our debt, which consisted of $9.4 million of required payments on our term loan and $25.0 million of discretionary payments on our revolving credit facility, $20.1 million for purchases of our common stock, as well as $3.4 million in taxes paid related to net share settlements of restricted stock units, partially offset by $9.2 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During 2020, we used $23.7 million of cash from financing activities primarily due to $23.4 million of repayments of debt which consisted of $14.0 million of discretionary payments on our revolving credit facility and $9.4 million of required repayments of our term loan. As of December 31, 2021, our remaining stock repurchase authorization was approximately $90.1 million.

On December 21, 2021, we and certain of our subsidiaries entered into an amendment of our existing credit facility, dated as of January 3, 2019, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce (i) the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on our consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures in each fiscal year, subject to exceptions for (i) up to $25.0 million annually with respect to our headquarters property and (ii) an additional general basket of $20.0 million annually.

On December 21, 2021, we converted the $100.0 million of outstanding term loan amounts under the Existing Credit Agreement to $100.0 million outstanding on the Revolving Credit Facility. Additionally in December 2021, we made a $25.0 million discretionary repayment on the Revolving Credit Facility, leaving a balance of $75.0 million outstanding on the facility at December 31, 2021. The Amended Credit Agreement permits an increase in commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions. Additional information is provided in Note 5 – Debt in the Notes to Consolidated Financial Statements. The Revolving Credit Facility matures on December 21, 2026.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2021 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 10 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2021 are $16.6 million, $32.7 million, $26.3 million, and $14.9 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 14 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2021, we had cash and cash equivalents of $115.8 million. This balance includes $69.1 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of December 31, 2021, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2021, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $1.5 million, $0.6 million, and $0.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Interest Rate Risk. As of December 31, 2021, we had $75.0 million in total debt principal outstanding. See Note 5 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2021 was based on a floating base rate of interest, which potentially exposes us to increases in interest rates. We reduced our overall exposure to changes in interest rates through an interest rate swap contract, which has the effect of converting the floating base rate of interest to a fixed rate on a portion of our outstanding revolver principal balance. At December 31, 2021, we had unhedged interest rate risk on approximately $35.9 million of our outstanding revolver principal balance. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on the unhedged portion of our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2021, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

The following table provides information about our investment portfolio, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date. Principal amounts by maturity dates (dollars in thousands):

	Years Ended December 31,
	2022	2023
Corporate obligations	$11,437	$7,072
Total	$11,437	$7,072
Weighted average interest rates	1.06%	1.32%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2021 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $494.3 million for the year ended December 31, 2021. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

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

March 10, 2022

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$115,769	$90,257
Marketable investments (Note 3)	18,509	—
Accounts receivable, net of allowance for expected credit losses of $610 and $708 as of December 31, 2021 and 2020, respectively (Note 1, 14)	86,965	84,695
Deferred commissions	29,631	23,620
Prepaid expenses and other current assets	18,614	18,588
Total current assets	269,488	217,160
Property and equipment, net	28,245	27,032
Operating lease right-of-use assets	65,009	69,296
Goodwill	244,994	247,211
Intangible assets, net	62,733	77,995
Other assets	9,660	5,524
Total assets	$680,129	$644,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$840	$657
Accrued expenses and other current liabilities	97,800	76,620
Current portion of long-term debt	—	12,500
Deferred revenue	213,696	179,968
Total current liabilities	312,336	269,745
Long-term debt, net of deferred financing fees	75,000	95,299
Non-current operating lease liabilities	65,038	70,323
Other non-current liabilities (Note 14)	23,848	23,085
Total liabilities	476,222	458,452
Commitments and contingencies (Note 6, 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,085 and 23,648 shares as of December 31, 2021 and 2020, respectively
Outstanding - 19,058 and 19,017 shares as of December 31, 2021 and 2020, respectively	241	236
Additional paid-in capital	245,985	230,128
Retained earnings	152,825	127,981
Treasury stock - 5,027 and 4,631 shares as of December 31, 2021 and 2020, respectively	(191,955)	(171,889)
Accumulated other comprehensive loss	(3,189)	(690)
Total stockholders’ equity	203,907	185,766
Total liabilities and stockholders’ equity	$680,129	$644,218

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Research	$325,340	$301,544	$303,801
Consulting	156,114	137,303	130,886
Events	12,861	10,137	27,010
Total revenues	494,315	448,984	461,697
Operating expenses:
Cost of services and fulfillment	201,815	180,899	196,726
Selling and marketing	170,949	166,200	172,865
General and administrative	58,056	50,369	53,042
Depreciation	9,390	9,879	8,572
Amortization of intangible assets	15,129	19,683	22,619
Acquisition and integration costs	334	5,779	8,948
Total operating expenses	455,673	432,809	462,772
Income (loss) from operations	38,642	16,175	(1,075)
Interest expense	(4,222)	(5,340)	(8,054)
Other expense, net	(1,229)	(374)	(515)
Gains on investments, net	—	2,472	45
Income (loss) before income taxes	33,191	12,933	(9,599)
Income tax expense (benefit)	8,347	2,943	(29)
Net income (loss)	$24,844	$9,990	$(9,570)
Basic income (loss) per common share	$1.30	$0.53	$(0.52)
Diluted income (loss) per common share	$1.28	$0.53	$(0.52)
Basic weighted average common shares outstanding	19,110	18,827	18,492
Diluted weighted average common shares outstanding	19,357	18,935	18,492

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$24,844	$9,990	$(9,570)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(3,083)	4,884	401
Net change in market value of interest rate swap	609	(717)	(104)
Net change in market value of investments	(25)	—	—
Other comprehensive income (loss)	(2,499)	4,167	297
Comprehensive income (loss)	$22,345	$14,157	$(9,273)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Income (Loss)	Equity
Balance at December 31, 2018	22,951	$230	$200,696	$127,717	4,631	$(171,889)	$(5,154)	$151,600
Issuance of common stock under stock plans, including tax effects	324	3	4,074	—	—	—	—	4,077
Stock-based compensation expense	—	—	11,684	—	—	—	—	11,684
Net loss	—	—	—	(9,570)	—	—	—	(9,570)
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(104)	(104)
Foreign currency translation	—	—	—	—	—	—	401	401
Balance at December 31, 2019	23,275	233	216,454	118,147	4,631	(171,889)	(4,857)	158,088
Issuance of common stock under stock plans, including tax effects	373	3	2,797	—	—	—	—	2,800
Stock-based compensation expense	—	—	10,877	—	—	—	—	10,877
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(156)	—	—	—	(156)
Net income	—	—	—	9,990	—	—	—	9,990
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(717)	(717)
Foreign currency translation	—	—	—	—	—	—	4,884	4,884
Balance at December 31, 2020	23,648	236	230,128	127,981	4,631	(171,889)	(690)	185,766
Issuance of common stock under stock plans, including tax effects	437	5	5,787	—	—	—	—	5,792
Repurchases of common stock	—	—	—	—	396	(20,066)	—	(20,066)
Stock-based compensation expense	—	—	10,070	—	—	—	—	10,070
Net income	—	—	—	24,844	—	—	—	24,844
Net change in interest rate swap, net of tax	—	—	—	—	—	—	609	609
Net change in marketable investments, net of tax	—	—	—	—	—	—	(25)	(25)
Foreign currency translation	—	—	—	—	—	—	(3,083)	(3,083)
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$24,844	$9,990	$(9,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,390	9,879	8,572
Impairment of property and equipment	—	1,098	—
Amortization of intangible assets	15,129	19,683	22,619
Net gains from investments	—	(2,472)	(45)
Deferred income taxes	(275)	(1,677)	(3,957)
Stock-based compensation	10,070	10,877	11,684
Operating lease right-of-use assets amortization and impairments	11,415	13,397	12,592
Amortization of deferred financing fees	920	981	968
Amortization of premium on investments	65	—	—
Foreign currency losses	1,439	582	933
Changes in assets and liabilities, net of businesses acquired
Accounts receivable	(3,898)	234	3,696
Deferred commissions	(6,010)	(3,299)	(4,643)
Prepaid expenses and other current assets	(1,283)	(423)	(3,697)
Accounts payable	201	109	278
Accrued expenses and other liabilities	20,426	297	4,421
Deferred revenue	36,007	(925)	15,508
Operating lease liabilities	(11,373)	(10,577)	(10,953)
Net cash provided by operating activities	107,067	47,754	48,406
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(237,684)
Purchases of property and equipment	(10,745)	(8,905)	(11,890)
Purchases of marketable investments	(21,607)	—	—
Proceeds from maturities of marketable investments	2,000	—	—
Proceeds from sales of marketable investments	1,000	—	—
Other investing activity	56	4,335	29
Net cash used in investing activities	(29,296)	(4,570)	(249,545)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	—	171,275
Payments on borrowings	(34,375)	(23,375)	(42,250)
Payment of debt issuance costs	(494)	—	(857)
Deferred acquisition payments	—	(3,112)	(2,799)
Repurchases of common stock	(20,066)	—	—
Proceeds from issuance of common stock under employee equity incentive plans	9,165	5,706	6,327
Taxes paid for net share settlements of stock-based compensation awards	(3,373)	(2,906)	(2,258)
Net cash provided by (used in) financing activities	(49,143)	(23,687)	129,438
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,249)	1,963	597
Net increase (decrease) in cash, cash equivalents and restricted cash	27,379	21,460	(71,104)
Cash, cash equivalents and restricted cash, beginning of year	90,652	69,192	140,296
Cash, cash equivalents and restricted cash, end of year	$118,031	$90,652	$69,192
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,279	$4,373	$7,003
Cash paid for income taxes	$9,815	$3,194	$4,433

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing activities for the year ended December 31, 2019 include $3.7 million of debt issuance costs deducted directly from the proceeds of borrowings by the lender. Refer to Note 5 – Debt for further information.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Forrester Research, Inc. is a global independent research and advisory firm. The Company helps leaders across technology, customer experience, marketing, sales and product functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. The Company’s unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, over 70 million real-time feedback votes, and the shared wisdom of our clients.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2021, 2020, and 2019 refer to the fiscal year unless otherwise noted.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Effective for the first quarter of 2021, the Company modified its key metrics, as further described in Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations. As part of these changes, beginning January 1, 2021, the Company is classifying all components of its subscription research products within the Research revenues financial statement line on the Consolidated Statements of Operations. In prior periods, the separate advisory session performance obligations included in any of the Company’s subscription research products were classified within the Consulting revenues financial statement line. Prior periods have been reclassified to conform to the current presentation which resulted in approximately $7.1 million and $5.1 million of revenue being reclassified from Consulting revenues to Research revenues during the years ended December 31, 2020 and 2019, respectively. This reclassification had no impact on the amount of total revenues previously reported.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, valuation of goodwill, intangible and other long-lived assets and acquired assets and liabilities from business combinations, ongoing impairment reviews of goodwill, intangible and other long-lived assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Liquidity and Impact of COVID-19

The COVID-19 pandemic significantly affected the Company beginning in March 2020 primarily through lower contract bookings and a reduction in revenues from the conversion of the Company's events from in-person events to virtual events. While the duration and severity of the pandemic is uncertain, the Company did experience a rebound in contract bookings in the fourth quarter of 2020 and continuing through all of 2021. The Company's Events business continues to be negatively affected by the pandemic. All events held in 2021 have been held as virtual events. The Company intends to hold its events during 2022 as hybrid events, consisting of both in-person and virtual experiences, to the extent that conditions in the jurisdictions where the Company holds the events will allow for in-person events in 2022. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

As of December 31, 2021, the Company is in compliance with its financial covenants under its credit agreement (refer to Note 5 – Debt). The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these financial statements. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s ability to comply with its financial covenants which could have a material adverse effect on the Company.

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

The allowance for expected credit losses on accounts receivable for the twelve months ended December 31, 2020 and adoption impact is summarized in Note 14 - Certain Balance Sheet Accounts.

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

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, certain cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 5 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest.

Additionally, the Company has certain financial assets and liabilities recorded at fair value at each balance sheet date, including cash equivalents, marketable investments, and a derivative contract for an interest rate swap, in accordance with the accounting standards for fair value measurements. Refer to Note 8 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents.

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. During the year ended December 31, 2021, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities. The Company did not own any marketable investments during the years ended December 31, 2020 and 2019.

The Company did not realize any gains or losses from sales of the Company's available-for-sale securities during the year ended December 31, 2021.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2021	2020
Cash and cash equivalents	$115,769	$90,257
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	395
Other assets	2,262	—
Cash, cash equivalents and restricted cash shown in statement of cash flows	$118,031	$90,652

(1)
Restricted cash consists of collateral required for leased office space, and for the year ended December 31, 2020, also included an amount for credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Concentrations of Credit Risk

Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, an interest rate swap contract, and foreign currency forward exchange contracts. The Company limits its risk exposure by having its cash, cash equivalents, interest rate swap and foreign currency forward exchange contracts with large commercial banks and by diversifying counterparties. No single customer accounted for greater than 3% of revenues or 2% of accounts receivable in any of the periods presented.

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

In 2019, Forrester acquired SiriusDecisions, Inc. Refer to Note 2 – Acquisitions for further information on this acquisition.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment loss is recognized to the extent that the carrying amount of goodwill of any reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2021, 2020 and 2019.

Impairment of Other Long-Lived Tangible and Intangible Assets

Forrester continually evaluates whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. The Company recorded $3.4 million of long-lived asset impairment charges during 2020 (refer to Note 6 – Leases). No impairment charges were recorded during 2021 or 2019.

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other expense, net in the Consolidated Statements of Operations. Forrester recorded $1.5 million, $0.6 million, and $0.9 million of foreign exchange losses during 2021, 2020, and 2019, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $494.3 million for the year ended December 31, 2021.

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

The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and it is probable that substantially all of the consideration for the products and services expected to be transferred is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due), and experience selling to similarly situated customers. Since the transaction price is fixed and defined as part of entering into a contract, and generally does not change, variable consideration is insignificant.

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

Research revenues

The majority of Research revenues are annual subscriptions to our research, including access to a designated portion of our research and, depending on the type of license, unlimited analyst inquiry or guidance sessions, an executive coach or advisor, peer offerings, and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that these promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. Certain of the Research products include advisory services and/or an Event ticket, which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed, the final deliverable is transferred to the customer, or the Event occurs. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

Consulting revenues

Consulting revenues consists of consulting projects and advisory services.

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

Contract modifications

Consulting contracts are occasionally modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2021, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Refer to Note 13 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by geographic region.

Contract Assets and Liabilities

Accounts receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company's invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2021.

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

During the years ended December 31, 2021 and 2020, the Company recognized approximately $154.9 million and $153.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $458.8 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of December 31, 2021.

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

Amortization of the expense related to deferred commissions was $43.9 million, $40.0 million, and $36.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2021, 2020, or 2019.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was $2.1 million, $0.7 million, and $1.3 million, respectively. These expenses consisted primarily of online marketing and is included in selling and marketing expense in the Consolidated Statements of Operations.

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

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of services and fulfillment	$6,057	$6,156	$6,627
Selling and marketing	1,698	1,751	1,768
General and administrative	2,315	2,970	3,289
Total	$10,070	$10,877	$11,684

Shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2021, 2020, or 2019):

	Years Ended December 31,
	2021	2020	2019
Average risk-free interest rate	0.05%	0.12%	1.89%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years
Expected volatility	30%	93%	30%
Weighted average fair value	$11.20	$14.57	$8.29

Expected volatility is based on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. The expected term calculation is based upon the option period of the employee stock purchase plan.

The unamortized fair value of stock-based awards as of December 31, 2021 was $22.9 million with a weighted average remaining recognition period of 2.6 years.

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

Forrester provides for amortization of intangible assets, computed using an accelerated method according to the expected cash flows to be received from the underlying assets, over their estimated useful lives as follows:

Estimated
Useful Life
Customer relationships	5 to 9 Years
Technology	1 to 8 Years
Trademarks	6 to 8 Years

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Basic weighted average common shares outstanding	19,110	18,827	18,492
Weighted average common equivalent shares	247	108	—
Diluted weighted average common shares outstanding	19,357	18,935	18,492
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	3	326	1,099

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

Note 2 – Acquisitions

2019

SiriusDecisions

On January 3, 2019, Forrester acquired 100% of the issued and outstanding shares of SiriusDecisions, Inc. (“SiriusDecisions”), a privately-held company based in Wilton, Connecticut that employed approximately 350 employees globally at the time of the acquisition. SiriusDecisions equipped business-to-business (“B2B”) sales, marketing, and product leaders with the actionable research, frameworks, tools, operational benchmarks and expert advice they need to maximize performance and drive alignment. The acquisition created several opportunities for the Company, including cross-selling services to the Company’s respective client bases, extending SiriusDecisions’ platform, methodologies, data, and best-practices tools into new roles, and accelerating international and industry growth. The acquisition of SiriusDecisions was determined to be an acquisition of a business under the provisions of Topic 805.

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

The Company’s financial statements include the operating results of SiriusDecisions beginning on January 3, 2019, the date of the acquisition. SiriusDecisions’ operating results were being reported as its own operating segment prior to the Company’s segment realignments in 2020. The goodwill is not deductible for income tax purposes and was allocated to the SiriusDecisions and Research operating segments in the amounts of $142.5 million and $16.0 million, respectively, prior to the segment realignments. The acquisition of SiriusDecisions added approximately $79.3 million of additional revenue and $103.9 million of direct expenses, including intangible amortization, for the year ended December 31, 2019. Had the Company acquired SiriusDecisions in prior periods, the Company’s operating results would have been materially different, and as a result the following unaudited pro forma financial information is presented as if SiriusDecisions had been acquired by the Company on January 1, 2018 (in thousands):

	Years Ended
	December 31,
	2019	2018
Pro forma total revenue	$472,810	$438,049
Pro forma net income (loss)	$733	$(10,069)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments in 2018: (1) an increase in interest expense and amortization of debt issuance costs related to the financing of the SiriusDecisions acquisition; (2) a decrease in revenue as a result of the fair value adjustment to deferred revenue; and (3) an adjustment for depreciation and amortization expenses as a result of the purchase price allocation for finite-lived intangible assets and property and equipment. In addition, the year ended December 31, 2018 has been adjusted to increase operating costs to recognize acquisition costs incurred upon the close of the acquisition. The year ended December 31, 2019 has been adjusted to add the year two amounts, and eliminate the year one amounts, for the fair value of deferred revenue, depreciation and amortization expense and interest expense. In addition, the year ended December 31, 2019 has been adjusted to eliminate the acquisition costs incurred upon the close of the acquisition.

Acquisition and Integration Costs

Acquisition and integration costs consist of direct and incremental costs to acquire and integrate acquired companies. The company recognized $0.3 million, $5.8 million, and $8.9 million of acquisition and integration costs during 2021, 2020, and 2019, respectively. The costs primarily consisted of investment banker fees, legal fees, regulatory costs, accounting and tax professional fees, and costs of abandoning unused facilities.

Note 3 – Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,542	$—	$(33)	$18,509
Total	$18,542	$—	$(33)	$18,509

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on the sale of the Company’s marketable investments during the year ended December 31, 2021.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2021 (in thousands).

	FY2022	FY2023	Total
Corporate obligations	$11,437	$7,072	$18,509
Total	$11,437	$7,072	$18,509

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,509	$33	$—	$—
Total	$18,509	$33	$—	$—

Note 4 – Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2019	$235,685	$8,143	$243,828
Translation adjustments	3,228	155	3,383
Balance at December 31, 2020	238,913	8,298	247,211
Translation adjustments	(2,143)	(74)	(2,217)
Balance at December 31, 2021	$236,770	$8,224	$244,994

The Company performed its annual impairment testing as of November 30, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values, and concluded that no impairments existed.

As of December 31, 2021, the Company had no accumulated goodwill impairment losses and the Consulting reporting unit had a negative carrying value.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,364	$25,805	$52,559
Technology	16,845	13,073	3,772
Trademarks	12,478	6,076	6,402
Total	$107,687	$44,954	$62,733

	December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,450	$17,277	$61,173
Technology	16,956	10,197	6,759
Trademarks	12,495	2,432	10,063
Total	$107,901	$29,906	$77,995

Amortization expense related to intangible assets was approximately $15.1 million, $19.7 million, and $22.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2022	$13,197
2023	11,951
2024	9,910
2025	8,878
2026	8,391
Thereafter	10,406
Total	$62,733

Note 5 – Debt

Amended Credit Agreement

On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment of its existing credit facility, dated as of January 3, 2019, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (the "Existing Credit Agreement" and the Existing Credit Agreement as amended by the Amendment, the "Amended Credit Agreement").

The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce (i) the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on the Company's consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures made by the Company in each fiscal year, subject to exceptions for (i) up to $25.0 million with respect to its headquarters property and (ii) an additional general basket of $20.0 million annually.

On December 21, 2021, the Company converted the $100.0 million outstanding term loan amounts under the Existing Credit Agreement to $100.0 million outstanding on the Revolving Credit Facility as the lenders remained the same under both facilities. The Amended Credit Agreement permits the Company to increase commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions.

The Company may voluntarily prepay revolving loans under the Amended Credit Agreement at any time and from time to time, without premium or penalty, other than customary breakage reimbursement requirements for LIBOR-based loans. No interim amortization payments are required to be made under the Amended Credit Agreement.

The Amended Credit Agreement provides that once LIBOR ceases to exist in 2023, the benchmark rate for the Revolving Credit Facility will automatically transfer from LIBOR to the Secured Overnight Financing Rate.

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2021, $0.8 million in letters of credit were issued under the Revolving Credit Facility.

The Company incurred $0.5 million in costs related to the issuance of the Revolving Credit Facility under the Amended Credit Agreement, which are included in other assets on the Consolidated Balance Sheets. These costs are being amortized on a straight-line basis over the five-year term of the Revolving Credit Facility and are included in interest expense in the Consolidated Statements of Operations. The Amended Credit Agreement was accounted for as a debt modification and thus no existing debt issuance costs were written off to interest expense as a result of the modification.

Existing Credit Agreement

Prior to December 21, 2021, the Company had a credit facility that provided for a $125.0 million Term Loan A facility and a $75.0 million Revolving Credit Facility. The term loan amounts outstanding under the Existing Credit Agreement were repaid when the Company entered into the Amended Credit Agreement on December 21, 2021.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2021	December 31, 2020
Term loan facility	$—	$109,375
Revolving credit facility (1) (2)	75,000	—
Principal amount outstanding (3)	75,000	109,375
Less: Deferred financing fees	—	(1,576)
Net carrying amount	$75,000	$107,799

(1)
The contractual annualized interest rate as of December 31, 2021 on the Revolving Credit Facility was 1.625%, which consisted of LIBOR of 0.125% plus a margin of 1.5%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.
(2)
The Company had $74.2 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2021.
(3)
The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2021 and 2020 was 2.1% and 2.73%, respectively.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2021. The Facility also contains customary events of default, representations, and warranties.

All obligations under the Amended Credit Agreement are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect, material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets, including intellectual property, and all of the capital stock of the Company and its subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

Note 6 – Leases

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$15,527	$16,188
Short-term lease cost	439	330
Variable lease cost	5,582	1,871
Sublease income	(549)	(256)
Total lease cost	$20,999	$18,133

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$11,373	$10,577
Operating ROU assets obtained in exchange for lease obligations	$7,522	$12,200
Weighted-average remaining lease term - operating leases (years)	5.9	6.4
Weighted-average discount rate - operating leases	4.3%	4.6%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of December 31, 2021 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2022	$16,607	$839
2023	16,548	606
2024	16,187	625
2025	14,234	—
2026	12,115	—
Thereafter	14,871	—
Total lease payments	90,562	$2,070
Less imputed interest	(12,532)
Present value of lease liabilities	$78,030

Lease balances are as follows (in thousands):

As of
December 31, 2021
Operating lease ROU assets	$65,009

Short-term operating lease liabilities (1)	$12,992
Non-current operating lease liabilities	65,038
Total operating lease liabilities	$78,030
(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants. During the year ended December 31, 2021, the Company subleased one of its facilities in San Francisco, California. The sublease agreement expires in 2024 and (i) does not include renewal and termination options, (ii) provides for customary escalations of lease payments in the normal course of business, and (iii) grants the subtenant certain allowances, such as free rent.

During the fourth quarter of 2020, the Company received a variable incentive payment of $3.5 million from one of its landlords to terminate the related office space lease early. This amount was recognized as a reduction in variable lease expense.

During the year ended December 31, 2020, the Company recorded $2.3 million of ROU asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease from the SiriusDecisions acquisition that the Company no longer used as a result of the integration of SiriusDecisions. The leasehold improvements were originally recorded in property and equipment, net in the Consolidated Balance Sheets. As an impairment did occur, the ROU asset and leasehold improvements were required to be recorded at their estimated fair value as Level 3 non-financial assets. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the ROU asset and leasehold improvements based on their relative carrying values. The impairments are included in acquisition and integration costs in the Consolidated Statements of Operations.

The Company did not have any lease impairments or abandonments during 2021 or 2019.

Note 7 – Derivatives and Hedging

The Company enters into derivative contracts (an interest rate swap and foreign currency forwards) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt (refer to Note 5 – Debt) and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its derivative contracts in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

Interest Rate Swap

During 2019, the Company entered into a single interest rate swap contract that matures in 2022, with an initial notional amount of $95.0 million. The notional amount of this interest rate swap at December 31, 2021 was $39.1 million. The Company pays a base fixed rate of 1.65275% and in return receives the greater of: (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on December 31, 2021 was a liability of $0.3 million (refer to Note 8 – Fair Value Measurements for information on determining the fair value). The liability is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive loss, a component of equity in the Consolidated Balance Sheets. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through December 31, 2021, the interest rate swap was considered highly effective. Accordingly, the entire negative fair value as of December 31, 2021 of $0.2 million (net of taxes) is recorded in accumulated other comprehensive loss. The Company expects $0.2 million of this loss, net of taxes, to be reclassified into earnings within the next 12 months. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statement of Cash Flows.

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

During 2021, the Company entered into seven foreign currency forward exchange contracts, all of which settled by December 31, 2021. Accordingly, as of December 31, 2021, there are no amounts recorded in the Consolidated Balance Sheets. During 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by December 31, 2020. Accordingly, as of December 31, 2020, there are no amounts recorded in the Consolidated Balance Sheets.

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

	For the Year Ended December 31,
Amount recorded in:	2021	2020
Interest expense (1)	$(807)	$(858)
Other expense, net (2)	(90)	(157)
Total	$(897)	$(1,015)
(1)
Consists of interest expense from the interest rate swap contract.
(2)
Consists of net realized losses on foreign currency forward contracts.

The Company did not have any derivatives as of or during the year ended December 31, 2019.

Note 8 – Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,885	$—	$6,885
Marketable investments (2)	—	18,509	18,509
Total Assets	$6,885	$18,509	$25,394

Liabilities:
Interest rate swap (3)	$—	$(294)	$(294)
Total Liabilities	$—	$(294)	$(294)

	As of December 31, 2020
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$503	$—	$503
Total Assets	$503	$—	$503

Liabilities:
Interest rate swap (3)	$—	$(1,144)	$(1,144)
Total Liabilities	$—	$(1,144)	$(1,144)
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
(3)
The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (refer to Note 5 – Debt and Note 7 – Derivatives and Hedging). The fair value of the interest rate swap is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the years ended December 31, 2021 and 2020, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

Level 3 activity consisted entirely of the contingent purchase price related to the acquisition of FeedbackNow during 2018. Changes in the fair value of Level 3 contingent consideration were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2018	(4,196)
Fair value adjustment of contingent purchase price (1)	(68)
Payment of contingent purchase price (2)	1,769
Foreign exchange effect	(16)
Balance at December 31, 2019	(2,511)
Fair value adjustment of contingent purchase price (1)	(22)
Payment of contingent purchase price (3)	2,680
Foreign exchange effect	(147)
Balance at December 31, 2020	$—
(1)
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
(2)
During the third quarter of 2019, the first year financial targets were met and $1.8 million was paid to the sellers during the same period.
(3)
During the third quarter of 2020, the second year financial targets were met and $2.7 million was paid to the sellers during the fourth quarter of 2020.

Note 9 – Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$22,424	$7,237	$(14,637)
Foreign	10,767	5,696	5,038
Total	$33,191	$12,933	$(9,599)

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$4,203	$603	$618
State	2,272	2,054	911
Foreign	2,147	1,963	2,399
Total current	8,622	4,620	3,928
Deferred:
Federal	334	490	(1,454)
State	(663)	(1,641)	(2,005)
Foreign	54	(526)	(498)
Total deferred	(275)	(1,677)	(3,957)
Income tax expense (benefit)	$8,347	$2,943	$(29)

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	3.8	2.6	8.3
Foreign tax rate differential	(0.4)	(0.2)	0.4
Stock option compensation	(0.4)	5.7	(1.2)
Withholding taxes	1.3	3.3	(3.5)
Non-deductible expenses	—	2.2	(9.8)
Change in valuation allowance	—	(5.8)	2.3
Foreign subsidiary income subject to U.S. tax	(0.5)	(4.3)	(7.4)
Change in tax legislation	(0.3)	(1.9)	(1.2)
Audit settlements	—	—	(8.3)
Other, net	0.6	0.2	(0.3)
Effective tax rate	25.1%	22.8%	0.3%

The increase in the effective tax rate during 2021 as compared to 2020 was primarily due to the utilization of a valuation allowance on capital assets during 2020 that did not recur in 2021, an increase in foreign subsidiary income subject to U.S. tax in 2021, and a change in tax legislation in 2021 which was less impactful than 2020. These increases were partially offset by increased tax deductions related to stock compensation in 2021 that did not occur in 2020.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2021	2020
Non-deductible reserves and accruals	$1,567	$2,814
Net operating loss and other carryforwards	8,343	8,719
Stock compensation	1,256	1,935
Lease liability	20,870	22,842
Gross deferred tax asset	32,036	36,310
Less - valuation allowance	(1,114)	(1,237)
Sub-total	30,922	35,073
Other liabilities	(741)	(751)
Depreciation and amortization	(1,962)	(1,091)
Goodwill and intangible assets	(22,488)	(27,319)
Operating lease right-of-use assets	(17,340)	(19,201)
Deferred commissions	(8,268)	(6,665)
Net deferred tax liability	$(19,877)	$(19,954)

As of December 31, 2021 and 2020, long-term net deferred tax assets were $1.5 million and $1.6 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $21.3 million and $21.5 million, respectively, at December 31, 2021 and 2020, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2021, the Company has fully utilized its U.S. federal net operating loss carryforwards.

The Company has foreign net operating loss carryforwards of approximately $26.2 million, which can be carried forward indefinitely. Approximately $3.4 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2021, the Company has U.S. federal and state capital loss carryforwards of $1.2 million, which expire in 2022.

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

As of December 31, 2021 and 2020, the Company maintained a valuation allowance of approximately $1.1 million and $1.2 million, respectively, primarily relating to U.S. capital losses from the Company’s investment in technology-related private equity funds, and from foreign net operating loss carryforwards from an acquisition.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Deferred tax valuation allowance at January 1	$1,237	$2,274	$2,574
Additions	—	52	30
Deductions	(108)	(1,134)	(356)
Change in tax legislation	—	2	—
Translation adjustments	(15)	43	26
Deferred tax valuation allowance at December 31	$1,114	$1,237	$2,274

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax primarily through GILTI or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $34.9 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Unrecognized tax benefits at January 1	$28	$345	$799
Reductions for tax positions of prior years	(24)	(344)	(458)
Translation adjustments	1	27	4
Unrecognized tax benefits at December 31	$5	$28	$345

As of December 31, 2021, the total amount of unrecognized tax benefits totaled approximately $5 thousand, all of which, if recognized, would decrease our effective tax rate in a future period. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months due to expiration of certain statutes of limitation.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2021, 2020, and 2019. Accrued interest and penalties were insignificant at December 31, 2021, 2020, and 2019.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2015, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. During 2019, the Company recorded a $0.3 million tax expense to settle a foreign tax audit. As of December 31, 2021, the Company has one non-U.S. subsidiary under audit.
Note 10 – Stockholders’ Equity

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

Treasury Stock

As of December 31, 2021, Forrester’s Board of Directors has authorized an aggregate $585.0 million to purchase common stock under the Company’s stock repurchase program, which includes an additional $50.0 million authorized in October 2021. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2021, the Company had repurchased approximately 16.7 million shares of common stock at an aggregate cost of $494.9 million.

Dividends

The Company does not currently pay cash dividends on its common stock.

Equity Plans

The Company maintains the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan, which runs until May 2026, provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan and 793,275 shares returned from prior plans. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2021, approximately 1.7 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2021, no options remain outstanding under prior plans.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2021, 2020, and 2019 was $46.64, $35.15, and $43.84, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $11.5 million, $10.0 million, and $8.2 million during 2021, 2020, and 2019, respectively.

RSU activity for the year ended December 31, 2021 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	642	$38.99
Granted	326	46.64
Vested	(249)	39.97
Forfeited	(85)	39.72
Unvested at December 31, 2021	634	$42.45

Stock Options

Stock option activity for the year ended December 31, 2021 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2020	292	$35.46
Exercised	(172)	35.46
Forfeited	(6)	34.41
Outstanding at December 31, 2021	114	$35.52	2.68	$2,657
Vested and Exercisable at December 31, 2021	114	$35.52	2.68	$2,657

The total intrinsic value of options exercised during 2021, 2020, and 2019 was $2.2 million, $0.5 million, and $1.5 million, respectively.

No stock options were granted during the year ended December 31, 2021.

Employee Stock Purchase Plan

The Company's Second Amended and Restated Employee Stock Purchase Plan (the "Stock Purchase Plan"), provides for the issuance of up to 0.5 million shares of common stock and as of December 31, 2021, approximately 0.2 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2021	51	$30.29
August 31, 2021	39	$39.13
February 29, 2020	47	$29.27
August 31, 2020	50	$30.14

Accumulated Other Comprehensive Income (Loss) (“AOCI/L”)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Marketable Investments	Interest Rate Swap	Translation Adjustment	Total AOCI/L
Balance at December 31, 2018	$—	$—	$(5,154)	$(5,154)
Foreign currency translation (1)	—	—	401	401
Unrealized loss, net of tax of $40	—	(104)	—	(104)
Balance at December 31, 2019	—	(104)	(4,753)	(4,857)
Foreign currency translation (1)	—	—	4,884	4,884
Unrealized loss before reclassification, net of tax of $283	—	(1,333)	—	(1,333)
Reclassification of AOCI/L to income, net of tax of $(242) (2)	—	616	—	616
Balance at December 31, 2020	—	(821)	131	(690)
Foreign currency translation (1)	—	—	(3,083)	(3,083)
Unrealized gain (loss) before reclassification, net of tax of $(6)	(25)	29	—	4
Reclassification of AOCI/L to income, net of tax of $(227) (2)	—	580	—	580
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
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

Note 11 – Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $6.5 million, $7.6 million, $7.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 12 – Non-Marketable Investments

At December 31, 2021 and 2020, the carrying value of the Company’s non-marketable investments, which were interests in technology-related private equity funds, was $0.6 million, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5%. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains on investments, net in the Consolidated Statement of Operations. The Company recorded $2.5 million in gains from its non-marketable investments for the year ended December 31, 2020, and gains were immaterial during 2021 and 2019, respectively.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the years ended December 31, 2021 and 2019, no distributions were received from the funds. During the year ended December 31, 2020, $4.3 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment.

Note 13 – Operating Segment and Enterprise Wide Reporting

The Company’s chief operating decision-maker (used in determining the Company’s segments) is the chief executive officer and the chief financial officer. The Company operates in three segments: Research, Consulting, and Events. These segments, which are also the Company's reportable segments, are based on the management structure of the Company and how the chief operating decision maker uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below. Additionally, the tables below include the reclassification of revenues for the components of the Company’s CV subscription research products, as described further in Note 1: Summary of Significant Accounting Policies.

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. In May 2021, the Company announced the launch of a new research portfolio called Forrester Decisions, which became available in August 2021. This new portfolio of products helps executives, functional leaders, and their teams, across technology, marketing, customer experience, sales, and product management, plan and pursue initiatives for driving growth. The Forrester Decisions product combines the research, frameworks, models, and methodologies of the Company’s Forrester Research and SiriusDecisions Research product offerings, as well as features of the Company’s smaller research products. In connection with the launch of Forrester Decisions, the Company no longer provides disaggregation of revenue by its research products in the segment tables below (refer to the tables below for disclosure of disaggregated revenue by geography).

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2021
Research revenues	$325,340	$—	$—	$325,340
Consulting revenues	47,247	108,867	—	156,114
Events revenues	—	—	12,861	12,861
Total segment revenues	372,587	108,867	12,861	494,315
Segment expenses	(118,155)	(51,770)	(8,518)	(178,443)
Selling, marketing, administrative and other expenses				(261,767)
Amortization of intangible assets				(15,129)
Acquisition and integration costs				(334)
Interest expense, other expense, and gains on investments				(5,451)
Income before income taxes				$33,191

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2020
Research revenues	$301,544	$—	$—	$301,544
Consulting revenues	50,406	86,897	—	137,303
Events revenues	—	—	10,137	10,137
Total segment revenues	351,950	86,897	10,137	448,984
Segment expenses	(110,843)	(40,168)	(8,231)	(159,242)
Selling, marketing, administrative and other expenses				(248,105)
Amortization of intangible assets				(19,683)
Acquisition and integration costs				(5,779)
Interest expense, other expense, and gains on investments				(3,242)
Income before income taxes				$12,933

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2019
Research revenues	$303,801	$—	$—	$303,801
Consulting revenues	55,812	75,074	—	130,886
Events revenues	—	—	27,010	27,010
Total segment revenues	359,613	75,074	27,010	461,697
Segment expenses	(120,882)	(38,192)	(18,968)	(178,042)
Selling, marketing, administrative and other expenses				(253,163)
Amortization of intangible assets				(22,619)
Acquisition and integration costs				(8,948)
Interest expense, other expense, and gains on investments				(8,524)
Loss before income taxes				$(9,599)

Net long-lived tangible assets by location as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
United States	$76,966	$87,126
United Kingdom	10,667	1,216
Europe (excluding United Kingdom)	316	667
Asia Pacific	5,305	7,319
Total	$93,254	$96,328

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2021, 2020, and 2019 are as follows (dollars in thousands):

	2021	2020	2019
United States	$381,662	$356,288	$362,867
Europe (excluding United Kingdom)	41,264	34,897	32,585
United Kingdom	21,913	15,741	21,316
Canada	17,213	14,005	17,246
Asia Pacific	26,768	22,969	22,842
Other	5,495	5,084	4,841
Total	$494,315	$448,984	$461,697

	2021	2020	2019
United States	77%	79%	79%
Europe (excluding United Kingdom)	9	8	7
United Kingdom	5	4	4
Canada	3	3	4
Asia Pacific	5	5	5
Other	1	1	1
Total	100%	100%	100%

Note 14 – Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2021 and 2020 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2021	2020
Computers and equipment	$15,751	$17,191
Computer software	39,858	35,476
Furniture and fixtures	10,896	10,466
Leasehold improvements	31,697	31,517
Total property and equipment	98,202	94,650
Less accumulated depreciation	(69,957)	(67,618)
Total property and equipment, net	$28,245	$27,032

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software (as updated by ASU No. 2018-15, refer to Note 1 – Summary of Significant Accounting Policies) are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal use software costs totaled $4.6 million, $4.9 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in depreciation expense in the Consolidated Statements of Operations.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Payroll and related benefits	$61,979	$43,575
Taxes	4,731	8,324
Lease liability	12,992	11,972
Other	18,098	12,749
Total	$97,800	$76,620

Non-Current Liabilities:

Non-current liabilities as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Deferred tax liability	$21,346	$21,526
Other	2,502	1,559
Total	$23,848	$23,085

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	2021	2020	2019
Balance, beginning of year	$708	$628	$359
Cumulative effect adjustment of adopting Topic 326 (1)	—	218	—
Provision for doubtful accounts	225	721	1,246
Write-offs	(318)	(850)	(987)
Translation adjustments	(5)	(9)	10
Balance, end of year	$610	$708	$628

(1)
Topic 326 was adopted on January 1, 2020. Refer to Note 1 – Summary of Significant Accounting Policies for a discussion on the adoption.

Note 15 – Contingencies

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 10, 2022.

Name	Age	Position
George F. Colony	68	Chairman of the Board, Chief Executive Officer
Ryan D. Darrah	50	Chief Legal Officer and Secretary
L. Christian Finn	51	Chief Financial Officer
Kelley Hippler	53	Chief Sales Officer
Carrie Johnson	46	Chief Product Officer
Mike Kasparian	46	Chief Information Officer
Sharyn Leaver	47	Chief Research Officer
Alicia Lee	49	Chief Consulting Officer
Shirley Macbeth	50	Chief Marketing Officer
Steven Peltzman	53	Chief Business Technology Officer

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

L. Christian Finn became the Company’s Chief Financial Officer in September 2021. Prior to joining Forrester, he was Vice President FP&A and Global Procurement of LogMeIn, Inc., a software as a service company focused on unified communications and collaboration, from September 2015 to September 2021. Prior to joining LogMeIn, from 2011 to 2015 Mr. Finn was with Nuance Communications, Inc., most recently serving as the Chief Financial Officer of its Healthcare division.

Kelley Hippler became Forrester’s Chief Sales Officer in July 2017. Previously she served as Senior Vice President for Customer Success from November 7, 2016 to July 2017, Chief of Staff, Global Sales from January 2013 to October 2013, and Senior Vice President, Emerging Sales, from January 2012 to January 2013. Ms. Hippler joined Forrester in 1999.

Carrie Johnson became Forrester’s Chief Product Officer in January 2022. Previously, she served as Chief Research Officer from November 2018 until January 2022, Senior Vice President, Research from August 2015 to November 2018, and Vice President, Group Director from October 2013 to August 2015. Ms. Johnson joined Forrester in 1998.

Mike Kasparian began serving as Chief Information Officer in May 2018. Previously he served as VP, Information Technology from 2011 to May 2018. Mr. Kasparian joined Forrester in 2001.

Sharyn Leaver began serving as the Company's Chief Research Officer in January 2022. Previously she served as Senior Vice President, Research, from November 2018 to January 2022, and Vice President and Group Research Director from October 2013 to November 2018. Ms. Leaver joined Forrester in 2001.

Alicia Lee became the Company's Chief Consulting Officer in January 2022. Previously she served as Senior Vice President, Consulting, from November 2018 to January 2022, Vice President and Practice Director from January 2017 to November 2018, Vice President and Principal Consultant from July 2014 to January 2017, and Principal Consultant from August 2013 to July 2014.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11. Executive Compensation

The response to this item is contained in the 2022 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2021, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	748,933	(1)	$35.52	1,906,052	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	748,933		$35.52	1,906,052

(1)
Includes 634,441 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Includes, as of December 31, 2021, 1,688,276 shares available for issuance under our Equity Incentive Plan and 217,776 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2022 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2022 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Stock Option Plan for Directors, as amended

10.05+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.08+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Director’s Option Certificate (Stock Option Plan for Directors)

10.10+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.11+	Form of Restricted Stock Unit Award Agreement for Directors with Four-Year Vesting (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.13+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.15+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.16+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.17+	Amended and Restated Executive Cash Incentive Plan

10.18+	Executive Quarterly Cash Incentive Plan

10.19+	Letter Agreement, dated December 9, 2020, by and between the Company and Michael A. Doyle

10.20	Forrester Research, Inc. Executive Severance Plan

10.21	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.22	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.23

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.24	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.25	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.26

First Amendment to Credit Agreement, dated December 21, 2021, among the Company, as borrower, SiriusDecisions, Inc. and Whitcomb Investments, Inc., each as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

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
(2)
Furnished herewith.

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

Date: March 10, 2022

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2022

/s/ L. CHRISTIAN FINN L. Christian Finn	Chief Financial Officer (Principal Financial Officer)	March 10, 2022

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 10, 2022

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 10, 2022

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 10, 2022

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 10, 2022

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 10, 2022

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 10, 2022

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 10, 2022

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 10, 2022