Form 10-Q
period 2022-03-31
FORRESTER RESEARCH, INC.
filed 2022-05-06
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 2, 2022, 18,876,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$112,496	$115,769
Marketable investments (Note 2)	19,116	18,509
Accounts receivable, net of allowance for expected credit losses of $807 and $610 as of March 31, 2022 and December 31, 2021, respectively	70,260	86,965
Deferred commissions	27,229	29,631
Prepaid expenses and other current assets	20,265	18,614
Total current assets	249,366	269,488
Property and equipment, net	27,064	28,245
Operating lease right-of-use assets	62,086	65,009
Goodwill	244,069	244,994
Intangible assets, net	59,340	62,733
Other assets	9,977	9,660
Total assets	$651,902	$680,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$887	$840
Accrued expenses and other current liabilities	56,507	97,800
Deferred revenue	248,084	213,696
Total current liabilities	305,478	312,336
Long-term debt	60,000	75,000
Non-current operating lease liabilities	61,476	65,038
Other non-current liabilities	22,518	23,848
Total liabilities	449,472	476,222
Commitments and contingencies (Note 5, 14)
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,143 and 24,085 shares as of March 31, 2022 and December 31, 2021, respectively
Outstanding - 18,941 and 19,058 shares as of March 31, 2022 and December 31, 2021, respectively	241	241
Additional paid-in capital	251,001	245,985
Retained earnings	156,973	152,825
Treasury stock - 5,202 and 5,027 shares as of March 31, 2022 and December 31, 2021, respectively	(201,414)	(191,955)
Accumulated other comprehensive loss	(4,371)	(3,189)
Total stockholders’ equity	202,430	203,907
Total liabilities and stockholders’ equity	$651,902	$680,129

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Research	$85,780	$74,968
Consulting	38,431	38,550
Events	760	263
Total revenues	124,971	113,781
Operating expenses:
Cost of services and fulfillment	53,251	47,477
Selling and marketing	44,044	39,279
General and administrative	15,524	13,178
Depreciation	2,319	2,290
Amortization of intangible assets	3,362	3,903
Integration costs	—	118
Total operating expenses	118,500	106,245
Income from operations	6,471	7,536
Interest expense	(613)	(1,129)
Other expense, net	(257)	(470)
Gain on investments, net	426	—
Income before income taxes	6,027	5,937
Income tax expense	1,879	1,981
Net income	$4,148	$3,956
Basic income per common share	$0.22	$0.21
Diluted income per common share	$0.22	$0.21
Basic weighted average common shares outstanding	18,988	19,061
Diluted weighted average common shares outstanding	19,264	19,288

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$4,148	$3,956

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,314)	(2,301)
Net change in market value of investments	(64)	—
Net change in market value of interest rate swap	196	190
Other comprehensive loss	(1,182)	(2,111)
Comprehensive income	$2,966	$1,845

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,148	$3,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,319	2,290
Amortization of intangible assets	3,362	3,903
Net gains from investments	(426)	—
Deferred income taxes	(1,012)	(2,395)
Stock-based compensation	3,294	2,492
Operating lease right-of-use assets amortization	2,690	2,666
Amortization of deferred financing fees	109	232
Amortization of premium on investments	43	—
Foreign currency losses	216	521
Changes in assets and liabilities:
Accounts receivable	16,239	15,181
Deferred commissions	2,402	1,683
Prepaid expenses and other current assets	(1,696)	(1,255)
Accounts payable	50	(275)
Accrued expenses and other liabilities	(41,120)	(22,235)
Deferred revenue	34,909	36,505
Operating lease liabilities	(2,861)	(2,718)
Net cash provided by operating activities	22,666	40,551
Cash flows from investing activities:
Purchases of property and equipment	(1,262)	(1,468)
Purchases of marketable investments	(3,190)	—
Proceeds from maturities of marketable investments	2,455	—
Other investing activity	85	—
Net cash used in investing activities	(1,912)	(1,468)
Cash flows from financing activities:
Payments on borrowings	(15,000)	(3,125)
Repurchases of common stock	(9,459)	—
Proceeds from issuance of common stock under employee equity incentive plans	1,861	2,614
Taxes paid related to net share settlements of stock-based compensation awards	(139)	(480)
Net cash used in financing activities	(22,737)	(991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,353)	(478)
Net change in cash, cash equivalents and restricted cash	(3,336)	37,614
Cash, cash equivalents and restricted cash, beginning of period	118,031	90,652
Cash, cash equivalents and restricted cash, end of period	$114,695	$128,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$516	$902
Cash paid for income taxes	$1,155	$1,719

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2022 may not be indicative of the results for the year ending December 31, 2022, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$112,496	$125,600
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	360
Other assets	2,199	2,306
Cash, cash equivalents and restricted cash shown in statement of cash flows	$114,695	$128,266

(1)
Restricted cash consists of collateral required for leased office space, and for the three months ended March 31, 2021, also included an amount for credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$19,234	$—	$(118)	$19,116
Total	$19,234	$—	$(118)	$19,116

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,542	$—	$(33)	$18,509
Total	$18,542	$—	$(33)	$18,509

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on the sale of the Company’s marketable investments during the three months ended March 31, 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2022 (in thousands).

	FY 2022	FY 2023	FY 2024	Total
Corporate obligations	$11,617	$7,003	$496	$19,116
Total	$11,617	$7,003	$496	$19,116

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$19,116	$118	$—	$—
Total	$19,116	$118	$—	$—

	As of December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,509	$33	$—	$—
Total	$18,509	$33	$—	$—

Note 3 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred.

The Company performed its annual impairment testing as of November 30, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through March 31, 2022, there were no events or circumstances that required an interim impairment test. Accordingly, as of March 31, 2022, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the three months ended March 31, 2022 is summarized as follows (in thousands):

Total
Balance at December 31, 2021	$244,994
Translation adjustments	(925)
Balance at March 31, 2022	$244,069

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,342	$27,931	$50,411
Technology	16,807	13,464	3,343
Trademarks	12,472	6,886	5,586
Total	$107,621	$48,281	$59,340

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,364	$25,805	$52,559
Technology	16,845	13,073	3,772
Trademarks	12,478	6,076	6,402
Total	$107,687	$44,954	$62,733

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2022 (remainder)	$9,824
2023	11,943
2024	9,902
2025	8,876
2026	8,391
Thereafter	10,404
Total	$59,340

Note 4 — Debt

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

The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on the Company's consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures made by the Company in each fiscal year, subject to exceptions for (i) up to $25.0 million with respect to its headquarters property and (ii) an additional general basket of $20.0 million annually.

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2022, $0.8 million in letters of credit were issued under the Revolving Credit Facility.

The Company incurred $0.5 million in costs related to the issuance of the Revolving Credit Facility under the Amended Credit Agreement, which were recorded to other assets on the Consolidated Balance Sheets. These costs are being amortized on a straight-line basis over the five-year term of the Revolving Credit Facility and are included in interest expense in the Consolidated Statements of Income. The Amended Credit Agreement was accounted for as a debt modification and thus no existing debt issuance costs were written off to interest expense as a result of the modification.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2022	December 31, 2021
Revolving credit facility	$60,000	$75,000

The contractual annualized interest rate as of March 31, 2022 was 2.0%, which consisted of LIBOR of 0.5% plus a margin of 1.5%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

The Company had $89.2 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of March 31, 2022. The weighted average annual effective rate for the three months ended March 31, 2022, was 1.66%.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of March 31, 2022. The agreement also contains customary events of default, representations, and warranties.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,652	$3,819
Short-term lease cost	137	88
Variable lease cost	1,550	1,436
Sublease income	(192)	(61)
Total lease cost	$5,147	$5,282

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,861	$2,718
Operating lease ROU assets obtained in exchange for lease obligations	—	$7,433
Weighted-average remaining lease term - operating leases (years)	5.7	6.5
Weighted-average discount rate - operating leases	4.3%	4.4%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of March 31, 2022 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2022 (remainder)	$12,743	$626
2023	16,507	606
2024	16,137	625
2025	14,184	—
2026	12,108	—
Thereafter	14,706	—
Total lease payments and estimated sublease cash receipts	86,385	$1,857
Less imputed interest	(11,482)
Present value of lease liabilities	$74,903

Lease balances as of March 31, 2022 are as follows (in thousands):

Operating lease ROU assets	$62,086

Short-term operating lease liabilities (1)	$13,427
Non-current operating lease liabilities	61,476
Total operating lease liabilities	$74,903

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2022	2021
North America	$102,310	$90,896
Europe	14,472	15,081
Asia Pacific	6,673	6,393
Other	1,516	1,411
Total	$124,971	$113,781

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2022 or 2021.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $80.8 million and $72.3 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $446.3 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of March 31, 2022.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2022 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2021	$610
Provision for expected credit losses	237
Write-offs	(40)
Balance at March 31, 2022	$807

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended March 31, 2022 and 2021 was $10.0 million and $8.8 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2022 and 2021.

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

Interest Rate Swap

At March 31, 2022, the Company had a single interest rate swap contract, with an initial notional amount of $95.0 million. The notional amount at March 31, 2022 was $22.9 million and the swap terminates on December 31, 2022. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on March 31, 2022 was insignificant (refer to Note 8 – Fair Value Measurements for information on determining the fair value).

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through March 31, 2022, the interest rate swap was considered highly effective. Accordingly, the entire fair value of the swap has been recorded in accumulated other comprehensive loss. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

Foreign Currency Forwards

The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other expense, net in the Consolidated Statements of Income because the Company does not designate these contracts as hedges for accounting purposes.

During the three months ended March 31, 2022, the Company entered into five foreign currency forward exchange contracts, all of which settled by March 31, 2022. Accordingly, as of March 31, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the three months ended March 31, 2021, the Company did not enter into any foreign currency forward exchange contracts.

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

	Three Months Ended
	March 31,
Amount recorded in:	2022	2021
Interest expense (1)	$(145)	$(259)
Other expense, net (2)	(85)	—
Total	$(230)	$(259)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,410	$—	$6,410
Marketable investments (2)	—	19,116	19,116
Total Assets	$6,410	$19,116	$25,526

Liabilities:
Interest rate swap (3)	$—	$(22)	$(22)
Total Liabilities	$—	$(22)	$(22)

	As of December 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,885	$—	$6,885
Marketable investments (2)	—	18,509	18,509
Total Assets	$6,885	$18,509	$25,394

Liabilities:
Interest rate swap (3)	$—	$(294)	$(294)
Total Liabilities	$—	$(294)	$(294)

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

During the three months ended March 31, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the three months ended March 31, 2022 was $1.9 million resulting in an effective tax rate of 31.2% for the period. Income tax expense for the three months ended March 31, 2021 was $2.0 million resulting in an effective tax rate of 33.4% for the period.

The Company anticipates that its effective tax rate for the full year 2022 will be approximately 30%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(1,314)	(1,314)
Unrealized gain (loss) before reclassification, net of tax of $(15)	(64)	91	—	27
Reclassification to income, net of tax of $(40) (2)	—	105	—	105
Balance at March 31, 2022	$(89)	$(16)	$(4,266)	$(4,371)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCL
Balance at December 31, 2020	$(821)	$131	$(690)
Foreign currency translation (1)	—	(2,301)	(2,301)
Unrealized gain before reclassification, net of tax of $(1)	4	—	4
Reclassification to income, net of tax of $(73) (2)	186	—	186
Balance at March 31, 2021	$(631)	$(2,170)	$(2,801)

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

Note 11 — Net Income Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Basic weighted average common shares outstanding	18,988	19,061
Weighted average common equivalent shares	276	227
Diluted weighted average common shares outstanding	19,264	19,288
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	—	3

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	58	—	1,722	—	—	—	—	1,722
Repurchases of common stock	—	—	—	—	175	(9,459)	—	(9,459)
Stock-based compensation expense	—	—	3,294	—	—	—	—	3,294
Net income	—	—	—	4,148	—	—	—	4,148
Net change in interest rate swap, net of tax	—	—	—	—	—	—	196	196
Net change in marketable investments, net of tax	—	—	—	—	—	—	(64)	(64)
Foreign currency translation	—	—	—	—	—	—	(1,314)	(1,314)
Balance at March 31, 2022	24,143	$241	$251,001	$156,973	5,202	$(201,414)	$(4,371)	$202,430

	Three Months Ended March 31, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	107	2	2,132	—	—	—	—	2,134
Stock-based compensation expense	—	—	2,492	—	—	—	—	2,492
Net income	—	—	—	3,956	—	—	—	3,956
Net change in interest rate swap, net of tax	—	—	—	—	—	—	190	190
Foreign currency translation	—	—	—	—	—	—	(2,301)	(2,301)
Balance at March 31, 2021	23,755	$238	$234,752	$131,937	4,631	$(171,889)	$(2,801)	$192,237

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2022 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	634	$42.45
Granted	266	50.33
Vested	(13)	42.08
Forfeited	(9)	43.74
Unvested at March 31, 2022	878	$44.83

Stock option activity for the three months ended March 31, 2022 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2021	114	$35.52
Exercised	(8)	34.06
Forfeited	(2)	36.65
Outstanding at March 31, 2022	104	$35.61	2.57	$2,168
Vested and Exercisable at March 31, 2022	104	$35.61	2.57	$2,168

No stock options were granted during the three months ended March 31, 2022.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of services and fulfillment	$1,926	$1,435
Selling and marketing	633	449
General and administrative	735	608
Total	$3,294	$2,492

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Average risk-free interest rate	0.86%	0.05%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	24%	35%
Weighted average fair value	$11.02	$11.50

Treasury Stock

As of March 31, 2022, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three months ended March 31, 2022, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $9.5 million. During the three months ended March 31, 2021, the Company did not repurchase any shares of common stock. From the inception of the program through March 31, 2022, the Company repurchased 16.9 million shares of common stock at an aggregate cost of $504.4 million.

Note 13 — Operating Segments

The Company's chief executive officer and the chief financial officer are the chief operating decision-maker (used in determining the Company's segments). The Company operates in three segments: Research, Consulting, and Events. These segments, which are also the Company's reportable segments, are based on the management structure of the Company and how the chief operating decision maker uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events. As of January 1, 2022, the Company realigned its events sales costs from selling and marketing expense to the Events segment as they now fall under the Events management structure. The 2021 amounts have been revised to conform to the current presentation.

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2022
Research revenues	$85,780	$—	$—	$85,780
Consulting revenues	11,190	27,241	—	38,431
Events revenues	—	—	760	760
Total segment revenues	96,970	27,241	760	124,971
Segment expenses	(34,180)	(14,317)	(1,751)	(50,248)
Selling, marketing, administrative and other expenses				(64,890)
Amortization of intangible assets				(3,362)
Interest expense, other expense, and gains on investments				(444)
Income before income taxes				$6,027

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2021
Research revenues	$74,968	$—	$—	$74,968
Consulting revenues	12,731	25,819	—	38,550
Events revenues	—	—	263	263
Total segment revenues	87,699	25,819	263	113,781
Segment expenses	(30,717)	(12,325)	(1,564)	(44,606)
Selling, marketing, administrative and other expenses				(57,618)
Amortization of intangible assets				(3,903)
Integration costs				(118)
Interest expense, other expense, and gains on investments				(1,599)
Income before income taxes				$5,937

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, our ability to generate and increase demand for the Events we host, the adverse economic environment, technology spending, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Our events business continues to be negatively affected by the pandemic. All events during 2021 were held as virtual events, however, we intend to hold our events during 2022 as hybrid events, consisting of both in-person and virtual experiences. In May 2022, we completed our first event of the year as a hybrid event.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the three months ended March 31, 2021, and we have also provided recast CV amounts dating back to the first quarter of 2020, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Contract value	$351.4	$305.6	$45.8	15%
Client retention	77%	75%	2	3%
Wallet retention	103%	89%	14	16%
Number of clients	2,945	2,907	38	1%

Contract value increased 15% at March 31, 2022 compared to the prior year period. The increase in contract value was primarily due to an increase in contract bookings due to strong demand for our contract value products. Client retention and wallet retention increased 2 percentage points and 14 percentage points, respectively, at March 31, 2022 compared to the prior year period. The increase in wallet retention was primarily due to the enrichment of existing clients when they renewed their contracts.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Research revenues	68.6%	65.9%
Consulting revenues	30.8	33.9
Events revenues	0.6	0.2
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.6	41.7
Selling and marketing	35.2	34.5
General and administrative	12.4	11.6
Depreciation	1.8	2.1
Amortization of intangible assets	2.6	3.4
Integration costs	—	0.1
Income from operations	5.4	6.6
Interest expense	(0.5)	(1.0)
Other expense, net	(0.2)	(0.4)
Gain on investments, net	0.3	—
Income before income taxes	5.0	5.2
Income tax expense	1.5	1.7
Net income	3.5%	3.5%

Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$125.0	$113.8	$11.2	10%
Research revenues	$85.8	$75.0	$10.8	14%
Consulting revenues	$38.4	$38.6	$(0.1)	(—%)
Events revenues	$0.8	$0.3	$0.5	189%
Revenues attributable to customers outside of the U.S.	$27.5	$26.8	$0.7	3%
Percentage of revenue attributable to customers outside of the U.S.	22%	24%	(2)	(8%)

Total revenues increased 10% during the three months ended March 31, 2022 compared to the prior year period, and increased by 11% when excluding the effect of changes in foreign currencies. Revenues from customers outside the U.S. increased 3% during the three months ended March 31, 2022 primarily due to an increase in revenues in Canada. Revenues from customers outside the U.S. increased by approximately 6% when excluding the effect of changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 14% during the three months ended March 31, 2022 compared to the prior year period, and increased by 15% when excluding the effect of changes in foreign currencies. The increase in revenues was primarily due to increased contract value, which was driven by strong demand for our products and an increase in our wallet retention rate.

Consulting revenues remained essentially consistent during the three months ended March 31, 2022 compared to the prior year period.

Events revenues were insignificant during the three months ended March 31, 2022 and 2021 as no events were held during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$53.3	$47.5	$5.8	12%
Cost of services and fulfillment as a percentage of total revenues	42.6%	41.7%	0.9	2%
Service and fulfillment employees (at end of period)	847	760	87	11%

Cost of services and fulfillment expenses increased 12% during the three months ended March 31, 2022 compared to the prior year period, and increased by 13% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $3.3 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, (2) a $1.1 million increase in professional services costs primarily due to increases in survey and contractor costs, (3) a $0.6 million increase in computer software costs and equipment, and (4) a $0.5 million increase in stock compensation expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$44.0	$39.3	$4.8	12%
Selling and marketing expenses as a percentage of total revenues	35.2%	34.5%	0.7	2%
Selling and marketing employees (at end of period)	762	746	16	2%

Selling and marketing expenses increased 12% during the three months ended March 31, 2022 compared to the prior year period, and increased by 13% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $3.7 million increase in compensation and benefit costs due to an increase in commissions expense, benefit costs, and merit increases and (2) a $0.6 million increase in professional services costs due to increases in consulting and advertising expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$15.5	$13.2	$2.3	18%
General and administrative expenses as a percentage of total revenues	12.4%	11.6%	0.8	7%
General and administrative employees (at end of period)	261	243	18	7%

General and administrative expenses increased 18% during the three months ended March 31, 2022 compared to the prior year period, and increased by 19% when excluding the effect of changes in foreign currencies. The increase was primarily due to a $1.5 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases.

Depreciation

Depreciation expense remained essentially consistent during the three months ended March 31, 2022 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense decreased by $0.5 million during the three months ended March 31, 2022 compared to the prior year period primarily due to certain technology intangible assets becoming fully amortized in 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.5 million during the three months ended March 31, 2022 compared to the prior year period due to lower average outstanding borrowings and a lower effective interest rate.

Other Expense, Net

Other expense, net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other expense, net decreased $0.2 million during the three months ended March 31, 2022 compared to the prior year period. The decrease was primarily due to a decrease in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net increased $0.4 million during the three months ended March 31, 2022 compared to the prior year period. The increase was primarily due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.9	$2.0	$(0.1)	(5%)
Effective tax rate	31.2%	33.4%	(2.2)	(7%)

Income tax expense remained essentially consistent during the three months ended March 31, 2022 compared to the prior year period. For the full year 2022, we anticipate that our effective tax rate will be approximately 30%.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events. As of January 1, 2022, the Company realigned its events sales costs from selling and marketing expense to the Events segment as they now fall under the Events management structure. The 2021 amounts have been revised to conform to the current presentation.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2022
Research revenues	$85,780	$—	$—	$85,780
Consulting revenues	11,190	27,241	—	38,431
Events revenues	—	—	760	760
Total segment revenues	96,970	27,241	760	124,971
Segment expenses	(34,180)	(14,317)	(1,751)	(50,248)
Year over year revenue change	11%	6%	189%	10%
Year over year expense change	11%	16%	12%	13%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2021
Research revenues	$74,968	$—	$—	$74,968
Consulting revenues	12,731	25,819	—	38,550
Events revenues	—	—	263	263
Total segment revenues	87,699	25,819	263	113,781
Segment expenses	(30,717)	(12,325)	(1,564)	(44,606)

Research segment revenues increased 11% during the three months ended March 31, 2022, compared to the prior year period. Research product revenues within this segment increased 14% which primarily resulted from increased contract value during the period. Consulting product revenues within this segment decreased 12% primarily due to decreased delivery of consulting and advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Research segment expenses increased 11% during the three months ended March 31, 2022 compared to the prior year period. The increase in expenses during the three months ended March 31, 2022 was primarily due to (1) a $2.3 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases and (2) a $0.8 million increase in professional services costs due to an increase in survey costs and contractor costs.

Consulting segment revenues increased 6% during the three months ended March 31, 2022 compared to the prior year period. The increase in revenues during the three months ended March 31, 2022 was primarily due to demand for our strategy consulting offering.

Consulting segment expenses increased 16% during the three months ended March 31, 2022 compared to the prior year period. The increase in expenses during the three months ended March 31, 2022 was primarily due to (1) a $1.3 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases and (2) a $0.8 million increase in professional services primarily due to an increase in contractor costs.

Event segment revenues were insignificant during the three months ended March 31, 2022 and 2021 as no events were held during either period.

Event segment expenses increased 12% during the three months ended March 31, 2022 compared to the prior year period. The increase in expenses during the three months ended March 31, 2022 was primarily due to a $0.2 million increase in compensation and benefit costs primarily due to an increase in headcount, benefit costs, and merit increases.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 69% of our revenues during the three months ended March 31, 2022, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $22.7 million and $40.6 million during the three months ended March 31, 2022 and 2021, respectively. The $17.9 million decrease in cash provided from operations for the three months ended March 31, 2022 compared to the prior year period was primarily due to an $18.9 million increase in cash used for accrued expenses resulting from the payout of year end incentive compensation.

During the three months ended March 31, 2022, we used cash in investing activities of $1.9 million primarily for $1.3 million of purchases of property and equipment, primarily consisting of computer software and equipment and $0.7 million in net purchases of marketable investments. During the three months ended March 31, 2021, we used cash in investing activities of $1.5 million for purchases of property and equipment, primarily consisting of computer software and equipment.

We used $22.7 million of cash from financing activities during the three months ended March 31, 2022 primarily due to $15.0 million of discretionary repayments of our revolving credit facility and $9.5 million for purchases of our common stock, partially offset by $1.9 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $1.0 million of cash in financing activities during the three months ended March 31, 2021 primarily due to $3.1 million of repayments of our term loan, partially offset by $2.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of March 31, 2022, our remaining stock repurchase authorization was approximately $80.6 million.

On December 21, 2021, we and certain of our subsidiaries entered into an amendment of our existing credit facility, dated as of January 3, 2019, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on our consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures in each fiscal year, subject to exceptions for (i) up to $25.0 million annually with respect to our headquarters property and (ii) an additional general basket of $20.0 million annually.

The Amended Credit Agreement permits an increase in commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Revolving Credit Facility matures on December 21, 2026. There was a balance of $60.0 million outstanding on the facility at March 31, 2022.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of March 31, 2022 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 9 years. As of March 31, 2022, remaining non-cancelable lease payments are due as follows: $12.7 million in 2022, $32.6 million within 2023 and 2024, $26.3 million within 2025 and 2026, and $14.7 million beyond 2026.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2022, we had cash and cash equivalents of $112.5 million. This balance includes $83.1 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2022, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2022, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
January 1 - January 31	54,000	$56.74	54,000	$87,015
February 1 - February 28	54,000	$53.14	54,000	$84,145
March 1 - March 31	67,000	$52.63	67,000	$80,619
Total for the quarter	175,000		175,000

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

Date: May 6, 2022