Form 10-Q
period 2022-06-30
FORRESTER RESEARCH, INC.
filed 2022-08-05
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 1, 2022, 18,980,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$103,225	$115,769
Marketable investments (Note 2)	19,388	18,509
Accounts receivable, net of allowance for expected credit losses of $593 and $610 as of June 30, 2022 and December 31, 2021, respectively	59,014	86,965
Deferred commissions	22,570	29,631
Prepaid expenses and other current assets	18,350	18,614
Total current assets	222,547	269,488
Property and equipment, net	26,159	28,245
Operating lease right-of-use assets	58,966	65,009
Goodwill	241,471	244,994
Intangible assets, net	55,904	62,733
Other assets	9,883	9,660
Total assets	$614,930	$680,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$101	$840
Accrued expenses and other current liabilities	66,347	97,800
Deferred revenue	210,592	213,696
Total current liabilities	277,040	312,336
Long-term debt	50,000	75,000
Non-current operating lease liabilities	57,517	65,038
Other non-current liabilities	20,274	23,848
Total liabilities	404,831	476,222
Commitments and contingencies (Note 5, 14)
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,159 and 24,085 shares as of June 30, 2022 and December 31, 2021, respectively
Outstanding - 18,854 and 19,058 shares as of June 30, 2022 and December 31, 2021, respectively	242	241
Additional paid-in capital	254,937	245,985
Retained earnings	170,847	152,825
Treasury stock - 5,305 and 5,027 shares as of June 30, 2022 and December 31, 2021, respectively	(207,067)	(191,955)
Accumulated other comprehensive loss	(8,860)	(3,189)
Total stockholders’ equity	210,099	203,907
Total liabilities and stockholders’ equity	$614,930	$680,129

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Research	$89,447	$81,002	$175,227	$155,970
Consulting	39,262	40,960	77,693	79,510
Events	19,537	6,708	20,297	6,971
Total revenues	148,246	128,670	273,217	242,451
Operating expenses:
Cost of services and fulfillment	60,991	52,258	114,242	99,735
Selling and marketing	44,974	42,556	89,018	81,835
General and administrative	15,925	14,334	31,449	27,512
Depreciation	2,299	2,255	4,618	4,545
Amortization of intangible assets	3,354	3,968	6,716	7,871
Integration costs	—	216	—	334
Total operating expenses	127,543	115,587	246,043	221,832
Income from operations	20,703	13,083	27,174	20,619
Interest expense	(535)	(1,066)	(1,148)	(2,195)
Other income (expense), net	103	(201)	(154)	(671)
Gain on investments, net	—	—	426	—
Income before income taxes	20,271	11,816	26,298	17,753
Income tax expense	6,397	3,473	8,276	5,454
Net income	$13,874	$8,343	$18,022	$12,299
Basic income per common share	$0.74	$0.44	$0.95	$0.64
Diluted income per common share	$0.72	$0.43	$0.94	$0.64
Basic weighted average common shares outstanding	18,871	19,126	18,929	19,094
Diluted weighted average common shares outstanding	19,173	19,377	19,218	19,332

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$13,874	$8,343	$18,022	$12,299

Other comprehensive income (loss), net of tax:
Foreign currency translation	(4,528)	723	(5,842)	(1,578)
Net change in market value of investments	(29)	—	(93)	—
Net change in market value of interest rate swap	68	139	264	329
Other comprehensive income (loss)	(4,489)	862	(5,671)	(1,249)
Comprehensive income	$9,385	$9,205	$12,351	$11,050

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,022	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,618	4,545
Amortization of intangible assets	6,716	7,871
Net gains from investments	(426)	—
Deferred income taxes	(3,225)	(4,620)
Stock-based compensation	7,131	4,889
Operating lease right-of-use assets amortization	5,384	5,701
Amortization of deferred financing fees	219	467
Amortization of premium on investments	71	—
Foreign currency losses	80	778
Changes in assets and liabilities:
Accounts receivable	26,705	20,468
Deferred commissions	7,062	4,377
Prepaid expenses and other current assets	(326)	2,371
Accounts payable	(734)	385
Accrued expenses and other liabilities	(30,680)	(13,668)
Deferred revenue	318	29,999
Operating lease liabilities	(6,180)	(5,769)
Net cash provided by operating activities	34,755	70,093
Cash flows from investing activities:
Purchases of property and equipment	(2,698)	(5,243)
Purchases of marketable investments	(12,028)	—
Proceeds from maturities of marketable investments	10,955	—
Other investing activity	179	—
Net cash used in investing activities	(3,592)	(5,243)
Cash flows from financing activities:
Payments on borrowings	(25,000)	(6,250)
Repurchases of common stock	(15,112)	(2,673)
Proceeds from issuance of common stock under employee equity incentive plans	2,077	3,065
Taxes paid related to net share settlements of stock-based compensation awards	(255)	(595)
Net cash used in financing activities	(38,290)	(6,453)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,645)	(122)
Net change in cash, cash equivalents and restricted cash	(12,772)	58,275
Cash, cash equivalents and restricted cash, beginning of period	118,031	90,652
Cash, cash equivalents and restricted cash, end of period	$105,259	$148,927
Supplemental disclosure of cash flow information:
Cash paid for interest	$938	$1,732
Cash paid for income taxes	$4,189	$5,066

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results for the year ending December 31, 2022, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$103,225	$146,387
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	221
Other assets	2,034	2,319
Cash, cash equivalents and restricted cash shown in statement of cash flows	$105,259	$148,927

(1)
Restricted cash consists of collateral required for leased office space, and for the six months ended June 30, 2021, also included an amount for credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$19,546	$1	$(159)	$19,388
Total	$19,546	$1	$(159)	$19,388

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,542	$—	$(33)	$18,509
Total	$18,542	$—	$(33)	$18,509

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on the sale of the Company’s marketable investments during the three and six months ended June 30, 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2022 (in thousands).

	FY 2022	FY 2023	FY 2024	Total
Corporate obligations	$8,113	$8,899	$2,376	$19,388
Total	$8,113	$8,899	$2,376	$19,388

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,443	$159	$—	$—
Total	$18,443	$159	$—	$—

	As of December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,509	$33	$—	$—
Total	$18,509	$33	$—	$—

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

The Company performed its annual impairment testing as of November 30, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through June 30, 2022, there were no events or circumstances that required an interim impairment test. Accordingly, as of June 30, 2022, the Company had no accumulated goodwill impairment losses. Approximately $8.1 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the six months ended June 30, 2022 is summarized as follows (in thousands):

Total
Balance at December 31, 2021	$244,994
Translation adjustments	(3,523)
Balance at June 30, 2022	$241,471

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,275	$30,027	$48,248
Technology	16,700	13,810	2,890
Trademarks	12,457	7,691	4,766
Total	$107,432	$51,528	$55,904

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,364	$25,805	$52,559
Technology	16,845	13,073	3,772
Trademarks	12,478	6,076	6,402
Total	$107,687	$44,954	$62,733

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2022 (remainder)	$6,446
2023	11,917
2024	9,878
2025	8,869
2026	8,389
Thereafter	10,405
Total	$55,904

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2022, $0.8 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2022	December 31, 2021
Revolving credit facility	$50,000	$75,000

The contractual annualized interest rate as of June 30, 2022 was 2.9375%, which consisted of LIBOR of 1.6875% plus a margin of 1.25%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

The Company had $99.2 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of June 30, 2022. The weighted average annual effective interest rate for the three and six months ended June 30, 2022, was 2.13% and 1.87%, respectively.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2022. The agreement also contains customary events of default, representations, and warranties.

All obligations under the Amended Credit Agreement are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect, material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets, including intellectual property, and all of the capital stock of the Company's subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Operating lease cost	$3,600	$4,062
Short-term lease cost	175	98
Variable lease cost	1,463	1,280
Sublease income	(192)	(105)
Total lease cost	$5,046	$5,335

	For the Six Months Ended June 30,
	2022	2021
Operating lease cost	$7,252	$7,882
Short-term lease cost	312	186
Variable lease cost	3,013	2,715
Sublease income	(383)	(166)
Total lease cost	$10,194	$10,617

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,180	$5,769
Operating lease ROU assets obtained in exchange for lease obligations	$172	$7,385
Weighted-average remaining lease term - operating leases (years)	5.5	6.3
Weighted-average discount rate - operating leases	4.3%	4.4%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of June 30, 2022 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2022 (remainder)	$8,462	$412
2023	16,446	606
2024	15,993	624
2025	14,059	—
2026	12,095	—
Thereafter	14,280	—
Total lease payments and estimated sublease cash receipts	81,335	$1,642
Less imputed interest	(10,267)
Present value of lease liabilities	$71,068

Lease balances as of June 30, 2022 are as follows (in thousands):

Operating lease ROU assets	$58,966

Short-term operating lease liabilities (1)	$13,551
Non-current operating lease liabilities	57,517
Total operating lease liabilities	$71,068

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2022	2021	2022	2021
North America	$124,177	$105,371	$226,487	$196,267
Europe	15,871	15,587	30,343	30,669
Asia Pacific	6,445	6,322	13,118	12,715
Other	1,753	1,390	3,269	2,800
Total	$148,246	$128,670	$273,217	$242,451

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2022 or 2021.

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

During the three months ended June 30, 2022 and 2021, the Company recognized $58.4 million and $43.6 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the six months ended June 30, 2022 and 2021, the Company recognized $139.3 million and $115.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $409.7 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of June 30, 2022.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2022 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2021	$610
Provision for expected credit losses	359
Write-offs	(376)
Balance at June 30, 2022	$593

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended June 30, 2022 and 2021 was $11.8 million and $10.0 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2022 and 2021 was $21.8 million and $18.9 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2022 and 2021.

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

Interest Rate Swap

At June 30, 2022, the Company had a single interest rate swap contract, with an initial notional amount of $95.0 million. The notional amount at June 30, 2022 was $17.2 million and the swap terminates on December 31, 2022. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on June 30, 2022 was $0.1 million (refer to Note 8 – Fair Value Measurements for information on determining the fair value).

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through June 30, 2022, the interest rate swap was considered highly effective. Accordingly, the entire fair value of the swap has been recorded in accumulated other comprehensive loss. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2022, the Company entered into eight foreign currency forward exchange contracts, all of which settled by June 30, 2022. Accordingly, as of June 30, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the six months ended June 30, 2021, the Company entered into one foreign currency forward exchange contract, which settled by June 30, 2021. Accordingly, as of June 30, 2021, there is no amount recorded in the Consolidated Balance Sheets for this contract.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2022	2021	2022	2021
Interest expense (1)	$(50)	$(203)	$(195)	$(462)
Other income (expense), net (2)	(93)	(36)	(176)	(36)
Total	$(143)	$(239)	$(371)	$(498)

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

Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents, marketable investments, and its derivative contract. The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,919	$—	$5,919
Marketable investments (2)	—	19,388	19,388
Interest rate swap (3)	—	72	72
Total Assets	$5,919	$19,460	$25,379

	As of December 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,885	$—	$6,885
Marketable investments (2)	—	18,509	18,509
Total Assets	$6,885	$18,509	$25,394

Liabilities:
Interest rate swap (3)	$—	$(294)	$(294)
Total Liabilities	$—	$(294)	$(294)

(1)
Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable investments have been initially valued at the transaction price and subsequently valued, at the end of the reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation methods, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
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

During the six months ended June 30, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the six months ended June 30, 2022 was $8.3 million resulting in an effective tax rate of 31.5% for the period. Income tax expense for the six months ended June 30, 2021 was $5.5 million resulting in an effective tax rate of 30.7% for the period.

The Company anticipates that its effective tax rate for the full year 2022 will be approximately 31%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCI/L
Balance at March 31, 2022	$(89)	$(16)	$(4,266)	$(4,371)
Foreign currency translation (1)	—	—	(4,528)	(4,528)
Unrealized gain (loss) before reclassification, net of tax of $(1)	(29)	32	—	3
Reclassification to income, net of tax of $(14) (2)	—	36	—	36
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCI/L
Balance at March 31, 2021	$(631)	$(2,170)	$(2,801)
Foreign currency translation (1)	—	723	723
Unrealized loss before reclassification, net of tax of $2	(7)	—	(7)
Reclassification to income, net of tax of $(57) (2)	146	—	146
Balance at June 30, 2021	$(492)	$(1,447)	$(1,939)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(5,842)	(5,842)
Unrealized gain (loss) before reclassification, net of tax of $(16)	(93)	123	—	30
Reclassification to income, net of tax of $(54) (2)	—	141	—	141
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)

	Interest Rate	Translation
	Swap	Adjustment	Total AOCL
Balance at December 31, 2020	$(821)	$131	$(690)
Foreign currency translation (1)	—	(1,578)	(1,578)
Unrealized loss before reclassification, net of tax of $1	(3)	—	(3)
Reclassification to income, net of tax of $(130) (2)	332	—	332
Balance at June 30, 2021	$(492)	$(1,447)	$(1,939)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	18,871	19,126	18,929	19,094
Weighted average common equivalent shares	302	251	289	238
Diluted weighted average common shares outstanding	19,173	19,377	19,218	19,332
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	23	9	11	6

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2022	24,143	$241	$251,001	$156,973	5,202	$(201,414)	$(4,371)	$202,430
Issuance of common stock under stock plans, including tax effects	16	1	99	—	—	—	—	100
Repurchases of common stock	—	—	—	—	103	(5,653)	—	(5,653)
Stock-based compensation expense	—	—	3,837	—	—	—	—	3,837
Net income	—	—	—	13,874	—	—	—	13,874
Net change in interest rate swap, net of tax	—	—	—	—	—	—	68	68
Net change in marketable investments, net of tax	—	—	—	—	—	—	(29)	(29)
Foreign currency translation	—	—	—	—	—	—	(4,528)	(4,528)
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099

	Three Months Ended June 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2021	23,755	$238	$234,752	$131,937	4,631	$(171,889)	$(2,801)	$192,237
Issuance of common stock under stock plans, including tax effects	25	—	336	—	—	—	—	336
Repurchases of common stock	—	—	—	—	63	(2,673)	—	(2,673)
Stock-based compensation expense	—	—	2,397	—	—	—	—	2,397
Net income	—	—	—	8,343	—	—	—	8,343
Net change in interest rate swap, net of tax	—	—	—	—	—	—	139	139
Foreign currency translation	—	—	—	—	—	—	723	723
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502

	Six Months Ended June 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	74	1	1,821	—	—	—	—	1,822
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	7,131	—	—	—	—	7,131
Net income	—	—	—	18,022	—	—	—	18,022
Net change in interest rate swap, net of tax	—	—	—	—	—	—	264	264
Net change in marketable investments, net of tax	—	—	—	—	—	—	(93)	(93)
Foreign currency translation	—	—	—	—	—	—	(5,842)	(5,842)
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099

	Six Months Ended June 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	132	2	2,468	—	—	—	—	2,470
Repurchases of common stock	—	—	—	—	63	(2,673)	—	(2,673)
Stock-based compensation expense	—	—	4,889	—	—	—	—	4,889
Net income	—	—	—	12,299	—	—	—	12,299
Net change in interest rate swap, net of tax	—	—	—	—	—	—	329	329
Foreign currency translation	—	—	—	—	—	—	(1,578)	(1,578)
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2022 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	634	$42.45
Granted	319	50.96
Vested	(25)	39.72
Forfeited	(26)	44.31
Unvested at June 30, 2022	902	$45.48

Stock option activity for the six months ended June 30, 2022 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2021	114	$35.52
Exercised	(12)	34.66
Forfeited	(2)	36.65
Outstanding at June 30, 2022	100	$35.60	2.38	$1,222
Vested and Exercisable at June 30, 2022	100	$35.60	2.38	$1,222

No stock options were granted during the six months ended June 30, 2022.

In May 2022, stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Employee Stock Purchase Plan, which provided for an additional 600,000 shares of Common Stock, par value $0.01 per share, to be granted under the plan.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of services and fulfillment	$2,203	$1,401	$4,129	$2,835
Selling and marketing	752	399	1,385	848
General and administrative	882	597	1,617	1,206
Total	$3,837	$2,397	$7,131	$4,889

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average risk-free interest rate	0.86%	0.05%	0.86%	0.05%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	24%	35%	24%	35%
Weighted average fair value	$11.02	$11.50	$11.02	$11.50

Treasury Stock

As of June 30, 2022, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2022, the Company repurchased approximately 0.1 million shares and 0.3 million shares of common stock at an aggregate cost of approximately $5.7 million and $15.1 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $2.7 million. From the inception of the program through June 30, 2022, the Company repurchased 17.0 million shares of common stock at an aggregate cost of $510.0 million.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2022
Research revenues	$89,447	$—	$—	$89,447
Consulting revenues	10,921	28,341	—	39,262
Events revenues	—	—	19,537	19,537
Total segment revenues	100,368	28,341	19,537	148,246
Segment expenses	(32,897)	(14,059)	(11,051)	(58,007)
Selling, marketing, administrative and other expenses				(66,182)
Amortization of intangible assets				(3,354)
Interest expense, other income, and gains on investments				(432)
Income before income taxes				$20,271

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2021
Research revenues	$81,002	$—	$—	$81,002
Consulting revenues	12,842	28,118	—	40,960
Events revenues	—	—	6,708	6,708
Total segment revenues	93,844	28,118	6,708	128,670
Segment expenses	(29,417)	(12,851)	(3,931)	(46,199)
Selling, marketing, administrative and other expenses				(65,204)
Amortization of intangible assets				(3,968)
Integration costs				(216)
Interest expense, other expense, and gains on investments				(1,267)
Income before income taxes				$11,816

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2022
Research revenues	$175,227	$—	$—	$175,227
Consulting revenues	22,111	55,582	—	77,693
Events revenues	—	—	20,297	20,297
Total segment revenues	197,338	55,582	20,297	273,217
Segment expenses	(67,077)	(28,376)	(12,802)	(108,255)
Selling, marketing, administrative and other expenses				(131,072)
Amortization of intangible assets				(6,716)
Interest expense, other expense, and gains on investments				(876)
Income before income taxes				$26,298

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2021
Research revenues	$155,970	$—	$—	$155,970
Consulting revenues	25,573	53,937	—	79,510
Events revenues	—	—	6,971	6,971
Total segment revenues	181,543	53,937	6,971	242,451
Segment expenses	(60,134)	(25,176)	(5,495)	(90,805)
Selling, marketing, administrative and other expenses				(122,822)
Amortization of intangible assets				(7,871)
Integration costs				(334)
Interest expense, other expense, and gains on investments				(2,866)
Income before income taxes				$17,753

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, our ability to generate and increase demand for the Events we host, any adverse economic conditions that result in a reduction in technology spending or demand for our products and services, our ability to mitigate the adverse impact from the widespread outbreak of COVID-19 which could disrupt or restrict our ability to sell or fulfill, or reduce demand for, our products, services, and events, the risks and challenges inherent in international business activities, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. All events during 2021 were held as virtual events, however, we intend to hold our events during 2022 as hybrid events, consisting of both in-person and virtual experiences. All events in the first half of 2022 were held as hybrid events, including two of our flagship events, B2B Summit North America and CX North America.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the six months ended June 30, 2021, and we have also provided recast CV amounts dating back to the second quarter of 2020, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Contract value	$349.4	$317.7	$31.7	10%
Client retention	76%	77%	(1)	(1%)
Wallet retention	99%	96%	3	3%
Number of clients	2,928	2,940	(12)	(—%)

Contract value increased 10% at June 30, 2022 compared to the prior year period. The increase in contract value was primarily due to an increase in contract bookings due to strong demand for our contract value products. Client retention decreased by 1 percentage point and wallet retention increased by 3 percentage points at June 30, 2022 compared to the prior year period. The increase in wallet retention was primarily due to the enrichment of existing clients when they renewed their contracts. Compared to March 31, 2022, wallet retention and client retention decreased by 4 percentage points and 1 percentage point, respectively. The decrease was primarily due to elongated sales cycles, lower conversion rates and sales capacity restraints.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Research revenues	60.3%	63.0%	64.1%	64.3%
Consulting revenues	26.5	31.8	28.4	32.8
Events revenues	13.2	5.2	7.5	2.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.1	40.6	41.8	41.1
Selling and marketing	30.3	33.1	32.6	33.8
General and administrative	10.7	11.1	11.5	11.3
Depreciation	1.6	1.8	1.7	2.0
Amortization of intangible assets	2.3	3.1	2.5	3.2
Integration costs	—	0.1	—	0.1
Income from operations	14.0	10.2	9.9	8.5
Interest expense	(0.4)	(0.8)	(0.4)	(0.9)
Other income (expense), net	0.1	(0.2)	(0.1)	(0.3)
Gain on investments, net	—	—	0.2	—
Income before income taxes	13.7	9.2	9.6	7.3
Income tax expense	4.3	2.7	3.0	2.2
Net income	9.4%	6.5%	6.6%	5.1%

Three and Six Months Ended June 30, 2022 and 2021

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$148.2	$128.7	$19.6	15%
Research revenues	$89.4	$81.0	$8.4	10%
Consulting revenues	$39.3	$41.0	$(1.7)	(4%)
Events revenues	$19.5	$6.7	$12.8	191%
Revenues attributable to customers outside of the U.S.	$29.8	$28.0	$1.8	6%
Percentage of revenue attributable to customers outside of the U.S.	20%	22%	(2)	(9%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$273.2	$242.5	$30.8	13%
Research revenues	$175.2	$156.0	$19.3	12%
Consulting revenues	$77.7	$79.5	$(1.8)	(2%)
Events revenues	$20.3	$7.0	$13.3	191%
Revenues attributable to customers outside of the U.S.	$57.3	$54.8	$2.5	5%
Percentage of revenue attributable to customers outside of the U.S.	21%	23%	(2)	(9%)

Total revenues increased 15% and 13% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods, and increased by 17% and 14% when excluding the effect of changes in foreign currencies. Revenues from customers outside the U.S. increased 6% and 5% during the three and six months ended June 30, 2022, respectively, due to an increase in revenues in the United Kingdom, Asia Pacific region, and Canada partially offset by a decrease in revenues in Europe. Revenues from customers outside the U.S. increased by approximately 13% and 10% when excluding the effect of changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 10% and 12% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods, and increased by 12% and 13% when excluding the effect of changes in foreign currencies. The increase in revenues was primarily due to increased contract value, which was driven by strong demand for our products and an increase in our wallet retention rate compared to the prior year period.

Consulting revenues decreased 4% and 2% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods, and decreased by 3% and 1% when excluding the effect of changes in foreign currencies. The decrease in revenues during the three and six months ended June 30, 2022 was primarily due to decreased delivery of advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Events revenues increased 191% during both the three and six months ended June 30, 2022 compared to the prior year periods. The increase in revenues during the three and six months ended June 30, 2022 was primarily due to an increase in sponsorship revenues, as well as paid ticket attendance, primarily due to the return of in-person attendance at our events.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$61.0	$52.3	$8.7	17%
Cost of services and fulfillment as a percentage of total revenues	41.1%	40.6%	0.5	1%
Service and fulfillment employees (at end of period)	879	764	115	15%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$114.2	$99.7	$14.5	15%
Cost of services and fulfillment as a percentage of total revenues	41.8%	41.1%	0.7	2%

Cost of services and fulfillment expenses increased 17% during the three months ended June 30, 2022 compared to the prior year period, and increased by 19% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $6.9 million increase in event expenses due to the return of in-person attendance at our events, (2) a $0.8 million increase in stock compensation expense, (3) a $0.6 million increase in travel and entertainment expenses due to the return of in-person attendance at our events and increased general business travel, and (4) a $0.6 million increase in professional services costs primarily due to increases in contractor costs.

Cost of services and fulfillment expenses increased 15% during the six months ended June 30, 2022 compared to the prior year period, and increased by 16% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $6.9 million increase in event expenses due to the return of in-person attendance at our events,(2) a $3.0 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (3) a $1.7 million increase in professional services costs primarily due to increases in survey and contractor costs, (4) a $1.3 million increase in stock compensation expense, (5) a $0.8 million increase in computer software costs, and (6) a $0.6 million increase in travel and entertainment expenses due to the return of in-person attendance at our events and increased general business travel.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$45.0	$42.6	$2.4	6%
Selling and marketing expenses as a percentage of total revenues	30.3%	33.1%	(2.8)	(8%)
Selling and marketing employees (at end of period)	780	720	60	8%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$89.0	$81.8	$7.2	9%
Selling and marketing expenses as a percentage of total revenues	32.6%	33.8%	(1.2)	(4%)

Selling and marketing expenses increased 6% during the three months ended June 30, 2022 compared to the prior year period, and increased by 7% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $2.4 million increase in compensation and benefit costs due to an increase in headcount, commissions expense, and merit increases.

Selling and marketing expenses increased 9% during the six months ended June 30, 2022 compared to the prior year period, and increased by 10% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $6.0 million increase in compensation and benefit costs due to an increase in headcount, commissions expense, benefit costs, and merit increases and (2) a $0.5 million increase in stock compensation expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$15.9	$14.3	$1.6	11%
General and administrative expenses as a percentage of total revenues	10.7%	11.1%	(0.4)	(4%)
General and administrative employees (at end of period)	286	235	51	22%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$31.4	$27.5	$3.9	14%
General and administrative expenses as a percentage of total revenues	11.5%	11.3%	0.2	2%

General and administrative expenses increased 11% during the three months ended June 30, 2022 compared to the prior year period, and increased by 13% when excluding the effect of changes in foreign currencies. The increase was primarily due to a $0.8 million increase in compensation and benefit costs due to an increase in headcount and merit increases, which were partially offset by lower incentive bonus costs.

General and administrative expenses increased 14% during the six months ended June 30, 2022 compared to the prior year period, and increased by 16% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $2.2 million increase in compensation and benefit costs due to an increase in headcount and merit increases, which were partially offset by lower incentive bonus costs and (2) a $0.5 million increase in professional services costs.

Depreciation

Depreciation expense remained essentially consistent during the three and six months ended June 30, 2022 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense decreased by $0.6 million and $1.2 million during the three and six months ended June 30, 2022, respectively, compared to the prior year periods primarily due to certain technology intangible assets becoming fully amortized in 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains (losses) on the related interest rate swap. Interest expense decreased by $0.5 million and $1.0 million during the three and six months ended June 30, 2022, respectively, compared to the prior year periods due to lower average outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on foreign currency, gains (losses) on foreign currency forward contracts, and interest income. Other income, net increased $0.3 million during the three months ended June 30, 2022 compared to the prior year period. Other expense, net decreased $0.5 million during the six months ended June 30, 2022 compared to the prior year period. The decrease for the three and six months ended June 30, 2022 was primarily due to a decrease in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net increased $0.4 million during the six months ended June 30, 2022 compared to the prior year period. The increase was due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$6.4	$3.5	$2.9	84%
Effective tax rate	31.6%	29.4%	2.2	7%

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$8.3	$5.5	$2.8	52%
Effective tax rate	31.5%	30.7%	0.8	3%

Income tax expense increased by $2.8 million during the six months ended June 30, 2022 compared to the prior year period primarily due to the increase in income from operations. For the full year 2022, we anticipate that our effective tax rate will be approximately 31%.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events. As of January 1, 2022, we realigned our events sales costs from selling and marketing expense to the Events segment as they now fall under the Events management structure. The 2021 amounts have been revised to conform to the current presentation.

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2022
Research revenues	$89,447	$—	$—	$89,447
Consulting revenues	10,921	28,341	—	39,262
Events revenues	—	—	19,537	19,537
Total segment revenues	100,368	28,341	19,537	148,246
Segment expenses	(32,897)	(14,059)	(11,051)	(58,007)
Year over year revenue change	7%	1%	191%	15%
Year over year expense change	12%	9%	181%	26%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2021
Research revenues	$81,002	$—	$—	$81,002
Consulting revenues	12,842	28,118	—	40,960
Events revenues	—	—	6,708	6,708
Total segment revenues	93,844	28,118	6,708	128,670
Segment expenses	(29,417)	(12,851)	(3,931)	(46,199)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2022
Research revenues	$175,227	$—	$—	$175,227
Consulting revenues	22,111	55,582	—	77,693
Events revenues	—	—	20,297	20,297
Total segment revenues	197,338	55,582	20,297	273,217
Segment expenses	(67,077)	(28,376)	(12,802)	(108,255)
Year over year revenue change	9%	3%	191%	13%
Year over year expense change	12%	13%	133%	19%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2021
Research revenues	$155,970	$—	$—	$155,970
Consulting revenues	25,573	53,937	—	79,510
Events revenues	—	—	6,971	6,971
Total segment revenues	181,543	53,937	6,971	242,451
Segment expenses	(60,134)	(25,176)	(5,495)	(90,805)

Research segment revenues increased 7% and 9% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods. For the three and six months ended June 30, 2022, research product revenues within this segment increased 10% and 12%, respectively, which primarily resulted from increased contract value during the period. For the three and six months ended June 30, 2022, consulting product revenues within this segment decreased 15% and 14%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Research segment expenses increased 12% during both the three and six months ended June 30, 2022 compared to the prior year periods. The increase in expenses during the three months ended June 30, 2022 was primarily due to (1) a $2.5 million increase in compensation and benefit costs primarily due to an increase headcount and merit increases and (2) a $0.4 million increase in travel and entertainment expenses. The increase in expenses during the six months ended June 30, 2022 was primarily due to (1) a $4.8 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases, (2) a $1.2 million increase in professional services costs due to an increase in survey costs and contractor costs, and (3) a $0.5 million increase in travel and entertainment expenses.

Consulting segment revenues increased 1% and 3% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increase in revenues during the three months ended June 30, 2022 was primarily due to demand for our content marketing offering. The increase in revenues during the six months ended June 30, 2022 was primarily due to demand for our content marketing and strategy consulting offerings.

Consulting segment expenses increased 9% and 13% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increase in expenses during the three months ended June 30, 2022 was primarily due to (1) a $0.8 million increase in compensation and benefit costs primarily due to an increase headcount and merit increases and (2) a $0.5 million increase in professional services primarily due to an increase in contractor costs. The increase in expenses during the six months ended June 30, 2022 was primarily due to (1) a $2.1 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases and (2) a $1.3 million increase in professional services primarily due to an increase in contractor costs.

Event segment revenues increased 191% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increase in revenues was primarily due to an increase in sponsorship revenues, as well as paid ticket attendance, primarily due to the return of in-person events.

Event segment expenses increased 181% and 133% during the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The increase in expenses during the three and six months ended June 30, 2022 was primarily due to a $6.9 million increase in event expenses due to the return of in-person attendance at our events.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 64% of our revenues during the six months ended June 30, 2022, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $34.8 million and $70.1 million during the six months ended June 30, 2022 and 2021, respectively. The $35.3 million decrease in cash provided from operations for the six months ended June 30, 2022 compared to the prior year period was primarily due to 1) a $23.4 million decrease in cash generated from accounts receivable and deferred revenue due to an increase in deferred revenue during the 2021 period from client billings in excess of revenue that did not recur in the 2022 period and 2) a $17.0 million increase in cash used for accrued expenses resulting from the payout of year end incentive compensation.

During the six months ended June 30, 2022, we used cash in investing activities of $3.6 million primarily for $2.7 million of purchases of property and equipment, primarily consisting of computer software and equipment, and $1.1 million in net purchases of marketable investments. During the six months ended June 30, 2021, we used cash in investing activities of $5.2 million for purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment.

We used $38.3 million of cash from financing activities during the six months ended June 30, 2022 primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $2.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $6.5 million of cash in financing activities during the six months ended June 30, 2021 primarily due to $6.3 million of repayments of our term loan and $2.7 million for purchases of our common stock, partially offset by $3.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of June 30, 2022, our remaining stock repurchase authorization was approximately $75.0 million.

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

The Amended Credit Agreement permits an increase in commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Revolving Credit Facility matures on December 21, 2026. There was a balance of $50.0 million outstanding on the facility at June 30, 2022.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of June 30, 2022 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 9 years. As of June 30, 2022, remaining non-cancelable lease payments are due as follows: $8.5 million in 2022, $32.4 million within 2023 and 2024, $26.2 million within 2025 and 2026, and $14.3 million beyond 2026.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2022, we had cash, cash equivalents, and marketable investments of $122.6 million. This balance includes $78.7 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2022, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2022, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
April 1 - April 30	59,513	$57.16	59,513	$77,217
May 1 - May 31	39,508	$53.01	39,508	$75,122
June 1 - June 30	3,000	$52.10	3,000	$74,966
Total for the quarter	102,021		102,021

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

Date: August 5, 2022