Form 10-Q
period 2022-09-30
FORRESTER RESEARCH, INC.
filed 2022-11-04
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of October 31, 2022, 19,052,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$98,735	$115,769
Marketable investments (Note 2)	20,003	18,509
Accounts receivable, net of allowance for expected credit losses of $632 and $610 as of September 30, 2022 and December 31, 2021, respectively	50,602	86,965
Deferred commissions	18,893	29,631
Prepaid expenses and other current assets	16,051	18,614
Total current assets	204,284	269,488
Property and equipment, net	25,053	28,245
Operating lease right-of-use assets	55,637	65,009
Goodwill	238,949	244,994
Intangible assets, net	52,496	62,733
Other assets	8,821	9,660
Total assets	$585,240	$680,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,069	$840
Accrued expenses and other current liabilities	65,247	97,800
Deferred revenue	180,758	213,696
Total current liabilities	247,074	312,336
Long-term debt	50,000	75,000
Non-current operating lease liabilities	53,539	65,038
Other non-current liabilities	20,738	23,848
Total liabilities	371,351	476,222
Commitments and contingencies (Note 5, 14)
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,352 and 24,085 shares as of September 30, 2022 and December 31, 2021, respectively
Outstanding - 19,047 and 19,058 shares as of September 30, 2022 and December 31, 2021, respectively	244	241
Additional paid-in capital	258,341	245,985
Retained earnings	176,261	152,825
Treasury stock - 5,305 and 5,027 shares as of September 30, 2022 and December 31, 2021, respectively	(207,067)	(191,955)
Accumulated other comprehensive loss	(13,890)	(3,189)
Total stockholders’ equity	213,889	203,907
Total liabilities and stockholders’ equity	$585,240	$680,129

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Research	$87,038	$79,876	$262,265	$235,846
Consulting	37,382	37,393	115,075	116,903
Events	3,259	867	23,556	7,838
Total revenues	127,679	118,136	400,896	360,587
Operating expenses:
Cost of services and fulfillment	52,717	49,836	166,959	149,571
Selling and marketing	44,231	41,340	133,249	123,175
General and administrative	16,448	14,383	47,897	41,895
Depreciation	2,374	2,342	6,992	6,887
Amortization of intangible assets	3,352	3,696	10,068	11,567
Integration costs	—	—	—	334
Total operating expenses	119,122	111,597	365,165	333,429
Income from operations	8,557	6,539	35,731	27,158
Interest expense	(584)	(1,056)	(1,732)	(3,251)
Other income (expense), net	346	(195)	192	(866)
Gain on investments, net	—	—	426	—
Income before income taxes	8,319	5,288	34,617	23,041
Income tax expense	2,905	766	11,181	6,220
Net income	$5,414	$4,522	$23,436	$16,821
Basic income per common share	$0.29	$0.24	$1.24	$0.88
Diluted income per common share	$0.28	$0.23	$1.22	$0.87
Basic weighted average common shares outstanding	18,958	19,134	18,939	19,107
Diluted weighted average common shares outstanding	19,139	19,388	19,192	19,351

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$5,414	$4,522	$23,436	$16,821

Other comprehensive loss, net of tax:
Foreign currency translation	(4,971)	(1,508)	(10,813)	(3,086)
Net change in market value of investments	(54)	(4)	(147)	(4)
Net change in market value of interest rate swap	(5)	128	259	457
Other comprehensive loss	(5,030)	(1,384)	(10,701)	(2,633)
Comprehensive income	$384	$3,138	$12,735	$14,188

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,436	$16,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,992	6,887
Amortization of intangible assets	10,068	11,567
Net gains from investments	(426)	—
Deferred income taxes	(3,023)	(2,157)
Stock-based compensation	11,036	7,351
Operating lease right-of-use assets amortization	8,138	8,742
Amortization of deferred financing fees	331	703
Amortization of premium on investments	48	25
Foreign currency (gains) losses	(167)	1,033
Changes in assets and liabilities:
Accounts receivable	34,801	31,052
Deferred commissions	10,741	5,562
Prepaid expenses and other current assets	2,185	(3,394)
Accounts payable	262	64
Accrued expenses and other liabilities	(30,801)	(6,870)
Deferred revenue	(26,262)	16,132
Operating lease liabilities	(9,556)	(8,526)
Net cash provided by operating activities	37,803	84,992
Cash flows from investing activities:
Purchases of property and equipment	(4,227)	(9,845)
Purchases of marketable investments	(22,819)	(18,549)
Proceeds from maturities of marketable investments	21,081	1,500
Other investing activity	246	44
Net cash used in investing activities	(5,719)	(26,850)
Cash flows from financing activities:
Payments on borrowings	(25,000)	(9,375)
Repurchases of common stock	(15,112)	(10,646)
Proceeds from issuance of common stock under employee equity incentive plans	4,298	7,840
Taxes paid related to net share settlements of stock-based compensation awards	(2,975)	(3,347)
Net cash used in financing activities	(38,789)	(15,528)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,727)	(1,464)
Net change in cash, cash equivalents and restricted cash	(17,432)	41,150
Cash, cash equivalents and restricted cash, beginning of period	118,031	90,652
Cash, cash equivalents and restricted cash, end of period	$100,599	$131,802
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,456	$2,532
Cash paid for income taxes	$5,380	$7,366

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results for the year ending December 31, 2022, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$98,735	$129,332
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	215
Other assets	1,864	2,255
Cash, cash equivalents and restricted cash shown in statement of cash flows	$100,599	$131,802

(1)
Restricted cash consists of collateral required for leased office space, and for the nine months ended September 30, 2021, also included an amount for credit card processing outside of the U.S. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$19,234	$—	$(232)	$19,002
Federal agency obligations	1,000	1	—	1,001
Total	$20,234	$1	$(232)	$20,003

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,542	$—	$(33)	$18,509
Total	$18,542	$—	$(33)	$18,509

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2022 (in thousands).

	FY 2022	FY 2023	FY 2024	FY 2025	Total
Corporate obligations	$3,797	$11,937	$2,335	$933	$19,002
Federal agency obligations	—	—	1,001	—	$1,001
Total	$3,797	$11,937	$3,336	$933	$20,003

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$15,007	$216	$3,995	$16
Total	$15,007	$216	$3,995	$16

	As of December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,509	$33	$—	$—
Total	$18,509	$33	$—	$—

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

The Company performed its annual impairment testing as of November 30, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through September 30, 2022, there were no events or circumstances that required an interim impairment test. Accordingly, as of September 30, 2022, the Company had no accumulated goodwill impairment losses. Approximately $8.0 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2022 is summarized as follows (in thousands):

Total
Balance at December 31, 2021	$244,994
Translation adjustments	(6,045)
Balance at September 30, 2022	$238,949

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,215	$32,123	$46,092
Technology	16,620	14,165	2,455
Trademarks	12,445	8,496	3,949
Total	$107,280	$54,784	$52,496

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,364	$25,805	$52,559
Technology	16,845	13,073	3,772
Trademarks	12,478	6,076	6,402
Total	$107,687	$44,954	$62,733

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2022 (remainder)	$3,084
2023	11,897
2024	9,860
2025	8,862
2026	8,387
Thereafter	10,406
Total	$52,496

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

The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on the Company's consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures made by the Company in each fiscal year.

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2022, $0.8 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2022	December 31, 2021
Revolving credit facility	$50,000	$75,000

The contractual annualized interest rate as of September 30, 2022 was 4.375%, which consisted of LIBOR of 3.125% plus a margin of 1.25%. However, the Company has an interest rate swap contract that effectively converts the floating LIBOR base rates on a portion of the amounts outstanding to a fixed base rate. Refer to Note 7 – Derivatives and Hedging for further information on the swap.

The Company had $99.2 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of September 30, 2022. The weighted average annual effective interest rate for the three and nine months ended September 30, 2022, was 3.46% and 2.32%, respectively.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2022. The agreement also contains customary events of default, representations, and warranties.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Operating lease cost	$3,546	$3,999
Short-term lease cost	214	120
Variable lease cost	1,000	1,472
Sublease income	(192)	(192)
Total lease cost	$4,568	$5,399

	For the Nine Months Ended September 30,
	2022	2021
Operating lease cost	$10,798	$11,881
Short-term lease cost	526	306
Variable lease cost	4,013	4,187
Sublease income	(575)	(358)
Total lease cost	$14,762	$16,016

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$9,556	$8,526
Operating lease ROU assets obtained in exchange for lease obligations	$172	$7,505
Weighted-average remaining lease term - operating leases (years)	5.3	6.1
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of September 30, 2022 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2022 (remainder)	$4,182	$195
2023	16,272	606
2024	15,848	624
2025	13,934	—
2026	12,084	—
Thereafter	13,841	—
Total lease payments and estimated sublease cash receipts	76,161	$1,425
Less imputed interest	(9,167)
Present value of lease liabilities	$66,994

Lease balances as of September 30, 2022 are as follows (in thousands):

Operating lease ROU assets	$55,637

Short-term operating lease liabilities (1)	$13,455
Non-current operating lease liabilities	53,539
Total operating lease liabilities	$66,994

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2022	2021	2022	2021
North America	$107,224	$94,700	$333,709	$290,967
Europe	12,167	15,102	42,510	45,771
Asia Pacific	6,377	6,721	19,495	19,435
Other	1,911	1,613	5,182	4,414
Total	$127,679	$118,136	$400,896	$360,587

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2022 or 2021.

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

During the three months ended September 30, 2022 and 2021, the Company recognized $31.9 million and $25.0 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the nine months ended September 30, 2022 and 2021, the Company recognized $171.2 million and $140.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $380.6 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of September 30, 2022.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2022 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2021	$610
Provision for expected credit losses	514
Write-offs	(492)
Balance at September 30, 2022	$632

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended September 30, 2022 and 2021 was $10.4 million and $10.0 million, respectively. Amortization expense related to deferred commissions for the nine months ended September 30, 2022 and 2021 was $32.2 million and $28.9 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2022 and 2021.
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

Interest Rate Swap

At September 30, 2022, the Company had a single interest rate swap contract, with an initial notional amount of $95.0 million. The notional amount at September 30, 2022 was $13.1 million and the swap terminates on December 31, 2022. The Company pays a base fixed rate of 1.65275% and in return receives the greater of (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%. The fair value of the swap on September 30, 2022 was $0.1 million (refer to Note 8 – Fair Value Measurements for information on determining the fair value).

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

As required under Topic 815, the swap’s effectiveness is assessed on a quarterly basis. Since its inception, and through September 30, 2022, the interest rate swap was considered highly effective. Accordingly, the entire fair value of the swap has been recorded in accumulated other comprehensive loss. Realized gains or losses related to the interest rate swap are included as operating activities in the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2022, the Company entered into eleven foreign currency forward exchange contracts, all of which settled by September 30, 2022. Accordingly, as of September 30, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2021, the Company entered into four foreign currency forward exchange contracts, all of which settled by September 30, 2021. Accordingly, as of September 30, 2021, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2022	2021	2022	2021
Interest expense (1)	$25	$(183)	$(170)	$(646)
Other income (expense), net (2)	(63)	(43)	(239)	(79)
Total	$(38)	$(226)	$(409)	$(725)

(1)
Consists of net interest income and expense from the interest rate swap contract.
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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,348	$—	$5,348
Marketable investments (2)	—	20,003	20,003
Interest rate swap (3)	—	65	65
Total Assets	$5,348	$20,068	$25,416

	As of December 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,885	$—	$6,885
Marketable investments (2)	—	18,509	18,509
Total Assets	$6,885	$18,509	$25,394

Liabilities:
Interest rate swap (3)	$—	$(294)	$(294)
Total Liabilities	$—	$(294)	$(294)

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

During the nine months ended September 30, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 liabilities.

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

Income tax expense for the nine months ended September 30, 2022 was $11.2 million resulting in an effective tax rate of 32.3% for the period. Income tax expense for the nine months ended September 30, 2021 was $6.2 million resulting in an effective tax rate of 27.0% for the period.

The Company anticipates that its effective tax rate for the full year 2022 will be approximately 32%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)
Foreign currency translation (1)	—	—	(4,971)	(4,971)
Unrealized gain (loss) before reclassification, net of tax of $13	(54)	13	—	(41)
Reclassification to income, net of tax of $7 (2)	—	(18)	—	(18)
Balance at September 30, 2022	$(172)	$47	$(13,765)	$(13,890)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at June 30, 2021	$—	$(492)	$(1,447)	$(1,939)
Foreign currency translation (1)	—	—	(1,508)	(1,508)
Unrealized loss before reclassification, net of tax of $4	(4)	(3)	—	(7)
Reclassification to income, net of tax of $(52) (2)	—	131	—	131
Balance at September 30, 2021	$(4)	$(364)	$(2,955)	$(3,323)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(10,813)	(10,813)
Unrealized gain (loss) before reclassification, net of tax of $3	(147)	136	—	(11)
Reclassification to income, net of tax of $(47) (2)	—	123	—	123
Balance at September 30, 2022	$(172)	$47	$(13,765)	$(13,890)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2020	$—	$(821)	$131	$(690)
Foreign currency translation (1)	—	—	(3,086)	(3,086)
Unrealized loss before reclassification, net of tax of $5	(4)	(7)	—	(11)
Reclassification to income, net of tax of $(182) (2)	—	464	—	464
Balance at September 30, 2021	$(4)	$(364)	$(2,955)	$(3,323)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	18,958	19,134	18,939	19,107
Weighted average common equivalent shares	181	254	253	244
Diluted weighted average common shares outstanding	19,139	19,388	19,192	19,351
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	307	—	110	4

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099
Issuance of common stock under stock plans, including tax effects	193	2	(501)	—	—	—	—	(499)
Stock-based compensation expense	—	—	3,905	—	—	—	—	3,905
Net income	—	—	—	5,414	—	—	—	5,414
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(5)	(5)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(54)	(54)
Foreign currency translation	—	—	—	—	—	—	(4,971)	(4,971)
Balance at September 30, 2022	24,352	$244	$258,341	$176,261	5,305	$(207,067)	$(13,890)	$213,889

	Three Months Ended September 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2021	23,780	$238	$237,485	$140,280	4,694	$(174,562)	$(1,939)	$201,502
Issuance of common stock under stock plans, including tax effects	262	2	2,021	—	—	—	—	2,023
Repurchases of common stock	—	—	—	—	170	(7,973)	—	(7,973)
Stock-based compensation expense	—	—	2,462	—	—	—	—	2,462
Net income	—	—	—	4,522	—	—	—	4,522
Net change in interest rate swap, net of tax	—	—	—	—	—	—	128	128
Net change in marketable investments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation	—	—	—	—	—	—	(1,508)	(1,508)
Balance at September 30, 2021	24,042	$240	$241,968	$144,802	4,864	$(182,535)	$(3,323)	$201,152

	Nine Months Ended September 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	267	3	1,320	—	—	—	—	1,323
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	11,036	—	—	—	—	11,036
Net income	—	—	—	23,436	—	—	—	23,436
Net change in interest rate swap, net of tax	—	—	—	—	—	—	259	259
Net change in marketable investments, net of tax	—	—	—	—	—	—	(147)	(147)
Foreign currency translation	—	—	—	—	—	—	(10,813)	(10,813)
Balance at September 30, 2022	24,352	$244	$258,341	$176,261	5,305	$(207,067)	$(13,890)	$213,889

	Nine Months Ended September 30, 2021
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	394	4	4,489	—	—	—	—	4,493
Repurchases of common stock	—	—	—	—	233	(10,646)	—	(10,646)
Stock-based compensation expense	—	—	7,351	—	—	—	—	7,351
Net income	—	—	—	16,821	—	—	—	16,821
Net change in interest rate swap, net of tax	—	—	—	—	—	—	457	457
Net change in marketable investments, net of tax	—	—	—	—	—	—	(4)	(4)
Foreign currency translation	—	—	—	—	—	—	(3,086)	(3,086)
Balance at September 30, 2021	24,042	$240	$241,968	$144,802	4,864	$(182,535)	$(3,323)	$201,152

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	634	$42.45
Granted	348	50.58
Vested	(213)	41.77
Forfeited	(70)	44.94
Unvested at September 30, 2022	699	$46.45

Stock option activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2021	114	$35.52
Exercised	(21)	35.29
Forfeited	(3)	34.91
Outstanding at September 30, 2022	90	$35.59	2.28	$126
Vested and Exercisable at September 30, 2022	90	$35.59	2.28	$126

No stock options were granted during the nine months ended September 30, 2022.

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

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of services and fulfillment	$2,268	$1,554	$6,397	$4,389
Selling and marketing	743	372	2,128	1,220
General and administrative	894	536	2,511	1,742
Total	$3,905	$2,462	$11,036	$7,351

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average risk-free interest rate	3.71%	0.05%	3.71%	0.05%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	33%	30%	33%	30%
Weighted average fair value	$10.22	$11.20	$10.22	$11.20

Treasury Stock

As of September 30, 2022, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three months ended September 30, 2022, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2022, the Company repurchased approximately 0.3 million shares of common stock at an aggregate cost of approximately $15.1 million. During the three and nine months ended September 30, 2021, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $8.0 million and $10.6 million, respectively. From the inception of the program through September 30, 2022, the Company repurchased 17.0 million shares of common stock at an aggregate cost of $510.0 million.
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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2022
Research revenues	$87,038	$—	$—	$87,038
Consulting revenues	9,015	28,367	—	37,382
Events revenues	—	—	3,259	3,259
Total segment revenues	96,053	28,367	3,259	127,679
Segment expenses	(33,058)	(14,747)	(3,377)	(51,182)
Selling, marketing, administrative and other expenses				(64,588)
Amortization of intangible assets				(3,352)
Interest expense, other income, and gains on investments				(238)
Income before income taxes				$8,319

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2021
Research revenues	$79,876	$—	$—	$79,876
Consulting revenues	10,587	26,806	—	37,393
Events revenues	—	—	867	867
Total segment revenues	90,463	26,806	867	118,136
Segment expenses	(28,657)	(13,061)	(2,888)	(44,606)
Selling, marketing, administrative and other expenses				(63,295)
Amortization of intangible assets				(3,696)
Interest expense, other expense, and gains on investments				(1,251)
Income before income taxes				$5,288

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2022
Research revenues	$262,265	$—	$—	$262,265
Consulting revenues	31,126	83,949	—	115,075
Events revenues	—	—	23,556	23,556
Total segment revenues	293,391	83,949	23,556	400,896
Segment expenses	(100,135)	(43,123)	(16,179)	(159,437)
Selling, marketing, administrative and other expenses				(195,660)
Amortization of intangible assets				(10,068)
Interest expense, other income, and gains on investments				(1,114)
Income before income taxes				$34,617

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2021
Research revenues	$235,846	$—	$—	$235,846
Consulting revenues	36,160	80,743	—	116,903
Events revenues	—	—	7,838	7,838
Total segment revenues	272,006	80,743	7,838	360,587
Segment expenses	(88,791)	(38,237)	(8,383)	(135,411)
Selling, marketing, administrative and other expenses				(186,117)
Amortization of intangible assets				(11,567)
Integration costs				(334)
Interest expense, other expense, and gains on investments				(4,117)
Income before income taxes				$23,041

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

The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. All of our events during 2021 were held as virtual events. However, all of our events in the first three quarters of 2022 were held as hybrid events, consisting of both in-person and virtual experiences. We intend to hold the remainder of our events during 2022 as hybrid events.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the nine months ended September 30, 2021, and we have also provided recast CV amounts dating back to the third quarter of 2020, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Contract value	$353.0	$328.6	$24.4	7%
Client retention	75%	78%	(3) points	—
Wallet retention	97%	99%	(2) points	—
Number of clients	2,875	2,964	(89)	(3%)

Contract value increased 7% at September 30, 2022 compared to the prior year period. The increase in contract value was due to an increase in contract bookings for our contract value products during the trailing 12-month period. Client retention decreased by 3 percentage points and wallet retention decreased by 2 percentage points at September 30, 2022 compared to the prior year period, and decreased by 1 percentage point and 2 percentage points, respectively, compared to June 30, 2022. The decrease in our retention rates and number of clients is primarily due to a higher rate of turnover in our smaller clients due in part to current macroeconomic conditions, sales capacity constraints, and the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021.

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

Results of Operations

The following table sets forth our statement of income as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Research revenues	68.2%	67.6%	65.4%	65.4%
Consulting revenues	29.3	31.7	28.7	32.4
Events revenues	2.5	0.7	5.9	2.2
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.3	42.2	41.6	41.5
Selling and marketing	34.6	35.0	33.2	34.2
General and administrative	12.9	12.2	11.9	11.6
Depreciation	1.9	2.0	1.8	1.9
Amortization of intangible assets	2.6	3.1	2.6	3.2
Integration costs	—	—	—	0.1
Income from operations	6.7	5.5	8.9	7.5
Interest expense	(0.5)	(0.9)	(0.4)	(0.9)
Other income (expense), net	0.3	(0.1)	—	(0.2)
Gain on investments, net	—	—	0.1	—
Income before income taxes	6.5	4.5	8.6	6.4
Income tax expense	2.3	0.7	2.8	1.7
Net income	4.2%	3.8%	5.8%	4.7%

Three and Nine Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$127.7	$118.1	$9.5	8%
Research revenues	$87.0	$79.9	$7.2	9%
Consulting revenues	$37.4	$37.4	$—	(—%)
Events revenues	$3.3	$0.9	$2.4	276%
Revenues attributable to customers outside of the U.S.	$25.5	$27.6	$(2.1)	(8%)
Percentage of revenue attributable to customers outside of the U.S.	20%	23%	(3) points	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$400.9	$360.6	$40.3	11%
Research revenues	$262.3	$235.8	$26.4	11%
Consulting revenues	$115.1	$116.9	$(1.8)	(2%)
Events revenues	$23.6	$7.8	$15.7	201%
Revenues attributable to customers outside of the U.S.	$82.9	$82.5	$0.4	(—%)
Percentage of revenue attributable to customers outside of the U.S.	21%	23%	(2) points	—

Total revenues increased 8% and 11% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, and increased by 10% and 13% when excluding the effect of changes in foreign currencies. Revenues from customers outside the U.S. decreased 8% during the three months ended September 30, 2022 and were essentially consistent for the nine months ended September 30, 2022. The decrease in revenues for the three months ended September 30, 2022 was primarily due to a decrease in revenues in the United Kingdom, Europe, and Asia Pacific region partially offset by an increase in revenues in Canada. Revenues from customers outside the U.S. remained essentially consistent during the three months ended September 30, 2022 and increased by approximately 6% during the nine months ended September 30, 2022 when excluding the effect of changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 9% and 11% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, and increased by 11% and 13% when excluding the effect of changes in foreign currencies. The increase in revenues was primarily due to increased contract value, which was driven by increased contract bookings over the trailing 12-month period.

Consulting revenues remained essentially consistent during the three months ended September 30, 2022 compared to the prior year period, and increased by 2% when excluding the effect of changes in foreign currencies. Consulting revenues decreased 2% during the nine months ended September 30, 2022 compared to the prior year period, and remained essentially consistent when excluding the effect of changes in foreign currencies. In both periods we have realized a decrease in delivery of advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products, which have been essentially offset by an increase in delivery of consulting services by our consulting organization.

Events revenues increased 276% and 201% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increase in revenues during the three and nine months ended September 30, 2022 was due to an increase in both sponsorship revenues and paid ticket attendance, primarily due to the return of in-person attendance at our events.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$52.7	$49.8	$2.9	6%
Cost of services and fulfillment as a percentage of total revenues	41%	42%	(1) point	—
Service and fulfillment employees (at end of period)	908	796	112	14%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$167.0	$149.6	$17.4	12%
Cost of services and fulfillment as a percentage of total revenues	42%	42%	0 points	—

Cost of services and fulfillment expenses increased 6% during the three months ended September 30, 2022 compared to the prior year period, and increased by 8% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $0.8 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $0.7 million increase in stock compensation expense, (3) a $0.6 million increase in travel and entertainment expenses due to the return of in-person attendance at our events and increased general business travel, and (4) a $0.5 million increase in professional services costs primarily due to increases in contractor costs.

Cost of services and fulfillment expenses increased 12% during the nine months ended September 30, 2022 compared to the prior year period, and increased by 13% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $7.3 million increase in event expenses due to the return of in-person attendance at our events, (2) a $3.8 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (3) a $2.1 million increase in professional services costs primarily due to increases in survey and contractor costs, (4) a $2.0 million increase in stock compensation expense, (5) a $1.2 million increase in travel and entertainment expenses due to the return of in-person attendance at our events and increased general business travel, and (6) a $0.6 million increase in facilities costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$44.2	$41.3	$2.9	7%
Selling and marketing expenses as a percentage of total revenues	35%	35%	0 points	—
Selling and marketing employees (at end of period)	796	728	68	9%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$133.2	$123.2	$10.1	8%
Selling and marketing expenses as a percentage of total revenues	33%	34%	(1) point	—

Selling and marketing expenses increased 7% during the three months ended September 30, 2022 compared to the prior year period, and increased by 9% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $1.8 million increase in compensation and benefit costs due to an increase in headcount, commissions expense, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $0.6 million increase in professional services costs primarily due to an increase in advertising costs, and (3) a $0.5 million increase in travel and entertainment expenses due to increased general business travel.

Selling and marketing expenses increased 8% during the nine months ended September 30, 2022 compared to the prior year period, and increased by 10% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $7.7 million increase in compensation and benefit costs due to an increase in headcount, commissions expense, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $0.9 million increase in stock compensation expense, (3) a $0.8 million increase in professional services due to an increase in consulting and advertising costs, (4) a $0.7 million increase in travel and entertainment expenses due to increased general business travel, and (5) a $0.5 million decrease in facilities costs.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$16.4	$14.4	$2.1	14%
General and administrative expenses as a percentage of total revenues	13%	12%	1 point	—
General and administrative employees (at end of period)	300	239	61	26%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$47.9	$41.9	$6.0	14%
General and administrative expenses as a percentage of total revenues	12%	12%	0 points	—

General and administrative expenses increased 14% during the three months ended September 30, 2022 compared to the prior year period, and increased by 17% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $0.7 million increase in compensation and benefit costs due to an increase in headcount and merit increases, which were partially offset by lower incentive bonus costs, (2) a $0.4 million increase in stock compensation expense, and (3) a $0.4 million increase in professional services costs due to an increase in legal costs.

General and administrative expenses increased 14% during the nine months ended September 30, 2022 compared to the prior year period, and increased by 16% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $3.0 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $0.9 million increase in professional services costs due to an increase in legal and consulting costs, (3) a $0.8 million increase in stock compensation expense, and (4) a $0.6 million increase in software costs.

Depreciation

Depreciation expense remained essentially consistent during the three and nine months ended September 30, 2022 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million and $1.5 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods primarily due to certain technology intangible assets becoming fully amortized in 2021.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains and losses on the related interest rate swap. Interest expense decreased by $0.5 million and $1.5 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods due to lower average outstanding borrowings. The benefit from lower outstanding borrowings was partially offset by an increase in the annualized interest rate as of September 30, 2022 under our credit facility to 4.375%.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses on foreign currency, gains and losses on foreign currency forward contracts, and interest income. Other income (expense), net increased $0.5 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods primarily due to a decrease in foreign currency losses.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net increased $0.4 million during the nine months ended September 30, 2022 compared to the prior year period. The increase was due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.9	$0.8	$2.1	279%
Effective tax rate	35%	14%	21 points	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$11.2	$6.2	$5.0	80%
Effective tax rate	32%	27%	5 points	—

Income tax expense increased by $5.0 million during the nine months ended September 30, 2022 compared to the prior year period primarily due to the increase in income from operations. For the full year 2022, we anticipate that our effective tax rate will be approximately 32%.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2022
Research revenues	$87,038	$—	$—	$87,038
Consulting revenues	9,015	28,367	—	37,382
Events revenues	—	—	3,259	3,259
Total segment revenues	96,053	28,367	3,259	127,679
Segment expenses	(33,058)	(14,747)	(3,377)	(51,182)
Year over year revenue change	6%	6%	276%	8%
Year over year expense change	15%	13%	17%	15%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2021
Research revenues	$79,876	$—	$—	$79,876
Consulting revenues	10,587	26,806	—	37,393
Events revenues	—	—	867	867
Total segment revenues	90,463	26,806	867	118,136
Segment expenses	(28,657)	(13,061)	(2,888)	(44,606)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2022
Research revenues	$262,265	$—	$—	$262,265
Consulting revenues	31,126	83,949	—	115,075
Events revenues	—	—	23,556	23,556
Total segment revenues	293,391	83,949	23,556	400,896
Segment expenses	(100,135)	(43,123)	(16,179)	(159,437)
Year over year revenue change	8%	4%	201%	11%
Year over year expense change	13%	13%	93%	18%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2021
Research revenues	$235,846	$—	$—	$235,846
Consulting revenues	36,160	80,743	—	116,903
Events revenues	—	—	7,838	7,838
Total segment revenues	272,006	80,743	7,838	360,587
Segment expenses	(88,791)	(38,237)	(8,383)	(135,411)

Research segment revenues increased 6% and 8% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2022, research product revenues within this segment increased 9% and 11%, respectively, which primarily resulted from increased contract value during the period. For the three and nine months ended September 30, 2022, consulting product revenues within this segment decreased 15% and 14%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Research segment expenses increased 15% and 13% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increase in expenses during the three months ended September 30, 2022 was primarily due to a $4.2 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases. The increase in expenses during the nine months ended September 30, 2022 was primarily due to (1) a $9.0 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases, (2) a $0.8 million increase in travel and entertainment expenses, and (3) a $0.7 million increase in professional services costs due to an increase in survey costs and contractor costs.

Consulting segment revenues increased 6% and 4% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increase in revenues during the three and nine months ended September 30, 2022 was primarily due to demand for our content marketing and strategy consulting offerings.

Consulting segment expenses increased 13% during both the three and nine months ended September 30, 2022 compared to the prior year periods. The increase in expenses during the three months ended September 30, 2022 was primarily due to (1) a $0.8 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases and (2) a $0.7 million increase in professional services primarily due to an increase in contractor costs. The increase in expenses during the nine months ended September 30, 2022 was primarily due to (1) a $2.8 million increase in compensation and benefit costs primarily due to an increase headcount, benefit costs, and merit increases and (2) a $2.0 million increase in professional services primarily due to an increase in contractor costs.

Event segment revenues increased 276% and 201% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increase in revenues was due to an increase in both sponsorship revenues and paid ticket attendance, primarily due to the return of in-person events.

Event segment expenses increased 17% and 93% during the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The increase in expenses during the three and nine months ended September 30, 2022 was primarily due to an increase in event expenses due to the return of in-person attendance at our events.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 65% of our revenues during the nine months ended September 30, 2022, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $37.8 million and $85.0 million during the nine months ended September 30, 2022 and 2021, respectively. The $47.2 million decrease in cash provided from operations for the nine months ended September 30, 2022 compared to the prior year period was primarily due to 1) a $38.6 million decrease in cash generated from accounts receivable and deferred revenue due to an increase in deferred revenue during the 2021 period from client billings in excess of revenue that did not recur in the 2022 period, 2) a $23.9 million increase in cash used for accrued expenses resulting from the payout of year end incentive compensation, and 3) a $9.9 million reduction in cash used for working capital (excluding accounts receivable, deferred revenue and accrued expenses).

During the nine months ended September 30, 2022, we used cash in investing activities of $5.7 million primarily for $4.2 million of purchases of property and equipment, primarily consisting of computer software and equipment, and $1.7 million in net purchases of marketable investments. During the nine months ended September 30, 2021, we used cash in investing activities of $26.9 million primarily for $17.0 million in net purchases of marketable investments and $9.8 million for purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment.

We used $38.8 million of cash from financing activities during the nine months ended September 30, 2022 primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $15.5 million of cash in financing activities during the nine months ended September 30, 2021 primarily due to $10.6 million for purchases of our common stock, $9.4 million of repayments of our term loan, as well as $3.3 million in taxes paid related to net share settlements of restricted stock units, partially offset by $7.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of September 30, 2022, our remaining stock repurchase authorization was approximately $75.0 million.

On December 21, 2021, we and certain of our subsidiaries entered into an amendment of our existing credit facility, dated as of January 3, 2019, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on our consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00 and (f) include a covenant limiting the amount of capital expenditures in each fiscal year.

The Amended Credit Agreement permits an increase in commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Revolving Credit Facility matures on December 21, 2026. There was a balance of $50.0 million outstanding on the facility at September 30, 2022.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2022 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 9 years. As of September 30, 2022, remaining non-cancelable lease payments are due as follows: $4.2 million in 2022, $32.1 million within 2023 and 2024, $26.0 million within 2025 and 2026, and $13.8 million beyond 2026.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2022, we had cash, cash equivalents, and marketable investments of $118.7 million. This balance includes $77.5 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2022, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2022, we did not purchase any shares of our common stock under the stock repurchase program.

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

Date: November 4, 2022