Form 10-K
period 2022-12-31
FORRESTER RESEARCH, INC.
filed 2023-03-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was approximately $532,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2023 was 19,191,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2023 Annual Stockholders’ Meeting to be filed subsequently -- Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Forrester Research, Inc. is a global independent research and advisory firm. We help leaders across technology, customer experience, marketing, sales and product functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. Our unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, over 100 million real-time feedback votes, and the shared wisdom of our clients.

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

Our Products and Services

We strive to be an indispensable source that business and technology leaders across functions, including technology, customer experience, digital, marketing, sales, and product, worldwide turn to for ongoing guidance to plan and operate more effectively.

We deliver our products and services globally through three business segments – Research, Consulting and Events.

Research

For 40 years, Forrester has been providing objective, independent and data-driven research insights utilizing both qualitative and quantitative data. We adhere to rigorous, unbiased research methodologies that are transparent and publicly available to ensure consistent research quality across markets, technologies, and geographies.

Our primary subscription research services include Forrester Decisions, Forrester Research, and SiriusDecisions Research. This portfolio of research services is designed to provide business and technology leaders with a proven path to growth through customer obsession. Key content available via online access includes:

•
future trends, predictions, and market forecasts;
•
deep consumer and business buyer data and insights;
•
curated best practice models and tools to run business functions;
•
operational and performance benchmarking data; and
•
technology and service market landscapes and vendor evaluations.

Our research services also include time with our analysts to apply research to their context.

Launched in 2021, Forrester Decisions is a portfolio of standardized research services combining key features of Forrester Research with key features of SiriusDecisions Research. We intend to migrate our existing clients that purchase Forrester Research and SiriusDecisions Research products to the Forrester Decisions products, and as of January 1, 2023, Forrester Decisions will be our only subscription research product that will be available for most new clients. As of December 31, 2022, approximately 32% of our CV was composed of Forrester Decisions products.

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

Due to the COVID-19 pandemic, in 2020 and 2021 we began offering our events as live virtual experiences. These virtual events allowed us to offer added attendee benefits such as on demand sessions, more networking opportunities and more content, leading to higher attendee engagement. In 2022 we held all of our events as hybrid events, consisting of both in-person and virtual experiences. We currently plan to hold all of our events in 2023 and beyond as hybrid events.

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

We employed 709 sales personnel as of December 31, 2022 compared to 637 sales personnel employed as of December 31, 2021.

We also sell select Research products directly online through our website.

Our marketing activities are designed to elevate the Forrester brand, differentiate and promote Forrester’s products and services, improve the client experience, and drive growth. We achieve these outcomes by combining the value of reputation, demand generation, customer engagement, and sales and customer success enablement programs to deliver multichannel campaigns and high-quality digital experiences. Our customer success organization conducts post-sale engagement activities that are designed to align to client outcomes, accelerate time to value, and drive higher retention.

As of December 31, 2022, our products and services were delivered to more than 2,700 client companies. No single client company accounted for more than 4% of our 2022 revenues.

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

We track contract value as a significant business indicator. Contract value is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value increased 3% to $353.4 million at December 31, 2022 from $343.0 million at December 31, 2021.

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

Employees

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. As of December 31, 2022, we employed a total of 2,033 persons. Of these employees, 1,487 were in the United States and Canada; 298 in Europe, Middle East and Africa (“EMEA”); and 248 in the Asia Pacific region.

Culture. Our culture emphasizes certain key values — including client, courage, collaboration, integrity, and quality — that we believe are critical to deliver Forrester’s unique value proposition of helping business and technology leaders use customer obsession to drive growth. In addition, we seek to foster a culture where employees can be creative, feel supported and empowered, and are encouraged to think boldly about new ideas. As a reflection of these efforts, in 2022, for the fifth time in six years, Forrester was honored with a Glassdoor Employees’ Choice Award, recognizing the Best Places to Work in 2022.

Diversity and Inclusion (D&I). We focus on attracting, hiring, and the inclusion of all backgrounds and perspectives, with the goals of improving employee retention and engagement, strengthening the quality of our research, and improving client retention and customer experience. We field regular all-employee surveys to measure our progress against our goals. In 2022, in addition to the ongoing activities of our D&I Council and regional D&I Networks, examples of our efforts with respect to D&I included:

•
launching companywide inclusion training for employees and managers;
•
expanding our global and regional D&I events and celebrating diversity heritage and awareness months through events and discussions; and
•
our continuation of various partnerships to attract and access more talent from underrepresented groups.

Learning and Development. We have a robust learning and development program and celebrate and enrich the Forrester culture through frequent recognition of achievements. To keep employees and teams connected and inspired to do their best work in a distributed work environment, we have enhanced the learning and development opportunities for our employees across a broad range of initiatives including new hire and onboarding, D&I, and leadership training.

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

Risk Factors Specific to our Business

A Decline in Renewals or Demand for Our Subscription-Based Research Services. Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing subscriptions for our Research products and services, including the migration of our existing clients from our legacy Forrester Research and SiriusDecisions products into our new Forrester Decisions portfolio of services. Future declines in client retention and wallet retention, or failure to generate demand for and new sales of our subscription-based products and services, including Forrester Decisions, due to competition, changes in our offerings, or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Consulting Services. Consulting revenues comprised 28% of our total revenues in 2022 and 32% of our total revenues in 2021. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements could have an adverse effect on our results of operations and financial condition.

Our Business May be Adversely Affected by the Economic Environment. Our business is in part dependent on technology spending and is impacted by economic conditions such as inflation, slowing growth, rising interest rates, threat of recession and supply chain issues that may impact us and our customers. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition. Although we do not have any employees or material client relationships in Russia or Ukraine, if the Russian military invasion of Ukraine that commenced in February 2022 were to escalate or spread to other regions, there may be negative effects on both the United States and the global economy that could materially and adversely affect our business.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations. As of December 31, 2022, we have clients in approximately 79 countries and approximately 21% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions, and potential disruptions caused by foreign wars and conflicts. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations. In December of 2021, we entered into an amendment of our existing credit agreement to eliminate our term loan facility, increase the available amount of our revolving credit facility to $150.0 million, and extend the maturity date to December 2026 (as so amended, “the Facility”). As of December 31, 2022, we had outstanding debt of $50.0 million under the Facility (refer to Note 4 – Debt in the Notes to Consolidated Financial Statements for further information). The obligations incurred under this Facility could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facility could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Concentration of Ownership. Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 39% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans, and approval of significant transactions such as mergers, acquisitions, consolidations, and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management, or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

Privacy Laws. Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act, and the California Privacy Rights Act. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

We Face Risks Related to Health Epidemics That Could Adversely Impact Our Business. Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our clients operate. The COVID-19 pandemic has caused significant disruption to the business and financial markets, and there remains uncertainty about the duration of this disruption on both a nationwide and global level, as well as the ongoing effect on our business. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain and unpredictable. We continue to monitor the COVID-19 situation and potential effects on our business and operations. While the spread and impact of COVID-19 has stabilized, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur.

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

We also rent office space in San Francisco, New York City, McLean (VA), Nashville, Norwalk (CT), London, New Delhi, Singapore, and Sydney. In addition, we lease office space on a relatively short-term basis in various other locations in North America, Europe, and Asia.

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of our business activities. It is our policy to record accruals for legal contingencies to the extent that we have concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

We believe that we have meritorious defenses in connection with our current lawsuits and material claims and disputes and intend to vigorously contest each of them. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

In our opinion based upon information currently available to us, while the outcome of these legal proceedings and claims is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows, although the effect could be material to our consolidated results of operations or consolidated cash flows for any interim reporting period.

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

As of March 6, 2023 there were approximately 24 stockholders of record of our common stock. On March 6, 2023 the closing price of our common stock was $34.09 per share.

As of December 31, 2022, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. As of December 31, 2022, we had repurchased approximately 17.0 million shares of common stock at an aggregate cost of $510.0 million.

During the quarter ended December 31, 2022, we did not purchase any shares of our common stock under the stock repurchase program.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2017 through December 31, 2022 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the year ended December 31, 2021, and we have also provided recast CV amounts dating back to the fourth quarter of 2020, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Contract value	$353.4	$343.0	$10.4	3%
Client retention	74%	78%	(4) points	—
Wallet retention	94%	102%	(8) points	—
Number of clients	2,778	3,005	(227)	(8%)

Contract value increased 3% during 2022 and this represents an 11-point decrease from the 14% growth in contract value that we generated during 2021. The decline in our CV growth rate was primarily due to a significant decline in our retention metrics and client count during 2022. The decrease in our retention rates and number of clients is primarily attributable 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and b) the uncertain economic conditions caused by high inflation, increasing interest rates, geopolitical turbulence, and the threat of recession, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of December 31, 2022, approximately 32% of our CV was composed of our Forrester Decisions products, and we anticipate achieving approximately two-thirds of our CV in Forrester Decisions products by the end of 2023. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through the first half of 2023.

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

•
Revenue Recognition. We generate revenues from subscriptions to our Research products and services, licensing electronic reprints of our Research, performing consulting projects and advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers. Although write-offs of customer receivables have not been significant during the last three years ($0.7 million, $0.3 million, and $0.9 million during 2022, 2021, and 2020, respectively), if our customers' financial condition were to deteriorate unexpectedly, we could experience a significant increase in our expense.

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

•
Goodwill, Intangible Assets, and Other Long-Lived Assets. As of December 31, 2022, we had $291.7 million of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets.

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

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2022 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2022 consist of acquired customer relationships, acquired technology, and acquired trademarks and were valued according to the future cash flows they were estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets as described under Leases in the critical accounting policies and estimates footnote found in Note 1 - Summary of Significant Accounting Policies.

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

During 2022, we recorded $3.7 million of right-of-use asset impairments and $1.3 million of leasehold improvement impairments related to closing one floor of our offices located at 150 Spear Street, San Francisco, California. During 2020, we recorded $2.3 million of right-of-use asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease we no longer used as a result of the integration of an acquired entity from 2019.

•
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of assets and liabilities, operating loss carryforwards (from acquisitions) and U.S. capital losses (through December 31, 2021). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is required in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2022 and 2021, we maintained a valuation allowance of $1.0 million and $1.1 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition and as of December 31, 2021, also from U.S. capital losses from our investment in technology-related private equity funds. During 2020, we recognized an income tax benefit in the amount of $1.0 million from the utilization of a capital loss carryforward, and the reversal of the related valuation allowance, due to a sale of an investment within the private equity fund.

Results of Operations for the years ended December 31, 2022 and 2021

The following table sets forth our Consolidated Statements of Income as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2022	2021
Revenues:
Research revenues	65.9%	65.8%
Consulting revenues	28.4	31.6
Events revenues	5.7	2.6
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.6	40.8
Selling and marketing	33.8	34.6
General and administrative	12.6	11.7
Depreciation	1.7	1.9
Amortization of intangible assets	2.5	3.1
Integration costs	—	0.1
Restructuring costs	1.7	—
Income from operations	6.1	7.8
Interest expense	(0.5)	(0.9)
Other income (expense), net	—	(0.2)
Gains on investments, net	0.1	—
Income before income taxes	5.7	6.7
Income tax expense	1.6	1.7
Net income	4.1%	5.0%

2022 compared to 2021

Revenues

			Absolute	Percentage
			Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$537.8	$494.3	$43.5	9%
Research revenues	$354.5	$325.3	$29.1	9%
Consulting revenues	$152.6	$156.1	$(3.5)	(2%)
Events revenues	$30.7	$12.9	$17.9	139%
Revenues attributable to customers outside of the U.S.	$111.7	$112.7	$(1.0)	(1%)
Percentage of revenue attributable to customers outside of the U.S.	21%	23%	(2) points	—

Total revenues increased 9% during 2022 compared to 2021, and increased by 10% when excluding the effect of changes in foreign currencies. Revenues from customers outside of the U.S. decreased 1% during 2022 compared to the prior year, and increased by 5% when excluding the effect of changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally twelve-month periods. Research revenues increased 9% during 2022 compared to 2021, and increased by 10% when excluding the effect of changes in foreign currencies. The increase in revenues was primarily due to the combined effect of strong CV growth of 14% during 2021 and lower CV growth of 3% during 2022. Due to the ongoing macroeconomic conditions and the Forrester Decisions product transition (as discussed under our key metrics above), we anticipate our CV growth rate to further decline in the range of flat to low single digits through the first half of 2023.

Consulting revenues decreased 2% during 2022 compared to 2021, and decreased by 1% when excluding the effect of changes in foreign currencies. The decrease in revenues was primarily due to a decrease in delivery of advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products, which have been partially offset by an increase in delivery of consulting services by our consulting organization.

Events revenues increased 139% during 2022 compared to 2021, and increased by 142% when excluding the effect of changes in foreign currencies. The increase in revenues was primarily due an increase in both sponsorship revenues and paid ticket attendance, primarily due to the return of in-person attendance at our events. All of our events during 2022 were held as hybrid events, consisting of both in-person and virtual experiences, while all of our events during 2021 were held as virtual events.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$223.8	$201.8	$22.0	11%
Cost of services and fulfillment as a percentage of total revenues	42%	41%	1 point	—
Service and fulfillment employees (at end of period)	920	822	98	12%

Cost of services and fulfillment expenses increased 11% in 2022 compared to 2021, and increased by 13% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $8.9 million increase in event expenses due to the return of in-person attendance at our events, (2) a $7.4 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (3) a $2.4 million increase in stock compensation expense, (4) a $1.7 million increase in travel and entertainment expenses due to the return of in-person attendance at our events and increased general business travel, and (5) a $0.8 million increase in professional services costs primarily due to an increase in contractor costs.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$181.9	$170.9	$11.0	6%
Selling and marketing expenses as a percentage of total revenues	34%	35%	(1) point	—
Selling and marketing employees (at end of period)	804	720	84	12%

Selling and marketing expenses increased 6% in 2022 compared to 2021, and increased by 8% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $9.4 million increase in compensation and benefit costs due to an increase in headcount, commissions expense, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $1.1 million increase in stock compensation expense, and (3) a $0.9 million decrease in allocated facilities costs.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2022	2021	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$67.7	$58.1	$9.6	17%
General and administrative expenses as a percentage of total revenues	13%	12%	1 point	—
General and administrative employees (at end of period)	309	239	70	29%

General and administrative expenses increased 17% in 2022 compared to 2021, and increased by 19% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $3.5 million increase in compensation and benefit costs due to an increase in headcount, benefit costs, and merit increases, which were partially offset by lower incentive bonus costs, (2) a $3.3 million increase in professional services costs due to an increase in legal and contractor costs, (3) a $1.0 million increase in stock compensation expense, and (4) a $0.9 million increase in software costs.

Depreciation

Depreciation expense was consistent in 2022 compared to 2021.

Amortization of Intangible Assets

Amortization expense decreased by $2.0 million in 2022 compared to 2021 primarily due to a certain intangible assets becoming fully amortized in 2021. We expect amortization expense related to our intangible assets to be approximately $11.9 million for the year ending December 31, 2023.

Restructuring

In the fourth quarter of 2022, we incurred restructuring costs of $9.3 million. Approximately $5.0 million of the costs related to an impairment of the right-of-use asset and leasehold improvements for the closing of one floor of our offices located at 150 Spear Street, San Francisco, California. In addition, we incurred $4.3 million of costs for severance and related benefits for the termination, in January 2023, of approximately 4% of our employees across various geographies and functions to streamline operations. Approximately all of the $4.3 million of the severance and related benefit costs incurred during 2022 are expected to be paid in 2023.

Interest Expense

Interest expense consists of interest on our borrowings and realized gains and losses on the related interest rate swap. Interest expense decreased by $1.8 million in 2022 compared to 2021 due to lower average outstanding borrowings. The benefit from lower outstanding borrowings was partially offset by an increase in the annualized interest rate on our borrowings during 2022. We expect interest expense in 2023 to be essentially consistent with 2022.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses on foreign currency, gains and losses on foreign currency forward contracts, and interest income. Other income (expense), net increased by $1.5 million in 2022 compared to 2021 due to a decrease in foreign currency losses and an increase in interest income.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gains on investments, net increased $0.3 million in 2022 compared to 2021 due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

			Absolute	Percentage
			Increase	Increase
	2022	2021	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$8.9	$8.3	$0.6	7%
Effective tax rate	29%	25%	4 points	—

The increase in the effective tax rate during 2022 as compared to 2021 was primarily due to increased non-deductible stock compensation, an increase in foreign subsidiary income subject to U.S. tax in 2022, and an increase in non-deductible expenses related to meals and entertainment in 2022 that did not occur in 2021. These increases were partially offset by a benefit related to a change in tax legislation during 2022.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and integration costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. We do not review or evaluate assets as part of segment performance. Accordingly, we do not identify or allocate assets by reportable segment.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2022	(In thousands, except percentages)
Research revenues	$354,453	$—	$—	$354,453
Consulting revenues	41,559	111,028	—	152,587
Events revenues	—	—	30,747	30,747
Total segment revenues	396,012	111,028	30,747	537,787
Segment expenses	(133,566)	(56,889)	(21,801)	(212,256)
Year over year revenue change	6%	2%	139%	9%
Year over year expense change	13%	10%	72%	16%

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2021	(In thousands)
Research revenues	$325,340	$—	$—	$325,340
Consulting revenues	47,247	108,867	—	156,114
Events revenues	—	—	12,861	12,861
Total segment revenues	372,587	108,867	12,861	494,315
Segment expenses	(118,155)	(51,770)	(12,709)	(182,634)

Research segment revenues increased 6% during 2022 compared to 2021. Research product revenues within this segment increased 9%, which was primarily due to the combined effect of strong CV growth of 14% during 2021 and lower CV growth of 3% during 2022. Consulting product revenues within this segment decreased 12% primarily due to decreased delivery of consulting and advisory services by our research analysts as they shifted more of their efforts to developing and delivering our CV products.

Research segment expenses increased 13% during 2022 compared to 2021. The increase in expenses was primarily due to (1) a $13.5 million increase in compensation and benefit costs primarily due to an increase in headcount, benefit costs, and merit increases and (2) a $1.1 million increase in travel and entertainment expenses.

Consulting segment revenues increased 2% during 2022 compared to 2021 due to demand for our content marketing and strategy consulting offerings.

Consulting segment expenses increased 10% during 2022 compared to 2021. The increase in expenses was primarily due to (1) a $3.6 million increase in compensation and benefit costs primarily due to an increase in headcount, benefit costs, and merit increases and (2) a $1.5 million increase in professional services primarily due to an increase in contractor costs.

Event segment revenues increased 139% during 2022 compared to 2021. The increase in revenues was due to an increase in both sponsorship revenues and paid ticket attendance, primarily due to the return of in-person events.

Event segment expenses increased 72% during 2022 compared to 2021. The increase in expenses was primarily due to an increase in event expenses due to the return of in-person attendance at our events.

A detailed description and analysis of the fiscal year 2020 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted 66% of our revenues during 2022, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $39.4 million and $107.1 million during the years ended December 31, 2022 and 2021, respectively. The $67.6 million decrease in cash provided from operations during 2022 was primarily due to 1) a $50.9 million decrease in cash generated from accounts receivable and deferred revenue due to an increase in deferred revenue during the 2021 period from client billings in excess of revenue that did not recur in the 2022 period, 2) a $26.5 million increase in cash used for accrued expenses resulting from the payout of year end incentive compensation, and 3) a $14.5 million reduction in cash used for working capital (excluding accounts receivable, deferred revenue and accrued expenses).

During 2022, we used cash in investing activities of $6.8 million, which consisted of $5.7 million of purchases of property and equipment, primarily consisting of computer software and equipment, and $1.4 million in net purchases of marketable investments. During 2021, we used cash in investing activities of $29.3 million, which consisted of $18.6 million in net purchases of marketable investments and $10.7 million of purchases of property and equipment, primarily consisting of computer software, leasehold improvements and equipment.

During 2022, we used $38.9 million of cash from financing activities primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $1.2 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During 2021, we used $49.1 million of cash from financing activities primarily due to $34.4 million of repayments of our debt, which consisted of $9.4 million of required payments on our term loan and $25.0 million of discretionary payments on our revolving credit facility, $20.1 million for purchases of our common stock, as well as $3.4 million in taxes paid related to net share settlements of restricted stock units, partially offset by $9.2 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of December 31, 2022, our remaining stock repurchase authorization was approximately $75.0 million.

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

The Amended Credit Agreement permits an increase in commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions. Additional information is provided in Note 4 – Debt in the Notes to Consolidated Financial Statements. The Revolving Credit Facility matures on December 21, 2026. There was a balance of $50.0 million outstanding on the facility at December 31, 2022.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2022 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 8 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2022 are $16.5 million, $30.1 million, $17.7 million, and $8.7 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 14 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2022, we had cash, cash equivalents, and marketable investments of $123.3 million. This balance includes $81.4 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of December 31, 2022, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2022, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $0.2 million, $1.4 million, and $0.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Interest Rate Risk. As of December 31, 2022, we had $50.0 million in total debt principal outstanding. See Note 4 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2022 was based on a floating base rate of interest, which exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2022, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

The following table provides information about our investment portfolio, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date. Principal amounts by maturity dates (dollars in thousands):

	Years Ended December 31,
	2023	2024	2025
Corporate obligations	$11,982	$3,815	$1,906
Federal obligations	—	1,985	—
Total	$11,982	$5,800	$1,906
Weighted average interest rates	3.45%	2.88%	2.53%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2022 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $537.8 million for the year ended December 31, 2022. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

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

March 10, 2023

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$103,629	$115,769
Marketable investments (Note 2)	19,688	18,509
Accounts receivable, net of allowance for expected credit losses of $560 and $610 as of December 31, 2022 and 2021, respectively (Note 1, 14)	73,345	86,965
Deferred commissions	24,559	29,631
Prepaid expenses and other current assets	14,069	18,614
Total current assets	235,290	269,488
Property and equipment, net	23,208	28,245
Operating lease right-of-use assets	49,970	65,009
Goodwill	242,149	244,994
Intangible assets, net	49,504	62,733
Other assets	8,317	9,660
Total assets	$608,438	$680,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$361	$840
Accrued expenses and other current liabilities	91,007	97,800
Deferred revenue	178,021	213,696
Total current liabilities	269,389	312,336
Long-term debt	50,000	75,000
Non-current operating lease liabilities	50,751	65,038
Other non-current liabilities (Note 14)	16,642	23,848
Total liabilities	386,782	476,222
Commitments and contingencies (Note 5, 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,367 and 24,085 shares as of December 31, 2022 and 2021, respectively
Outstanding - 19,062 and 19,058 shares as of December 31, 2022 and 2021, respectively	244	241
Additional paid-in capital	261,766	245,985
Retained earnings	174,631	152,825
Treasury stock - 5,305 and 5,027 shares as of December 31, 2022 and 2021, respectively	(207,067)	(191,955)
Accumulated other comprehensive loss	(7,918)	(3,189)
Total stockholders’ equity	221,656	203,907
Total liabilities and stockholders’ equity	$608,438	$680,129

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Research	$354,453	$325,340	$301,544
Consulting	152,587	156,114	137,303
Events	30,747	12,861	10,137
Total revenues	537,787	494,315	448,984
Operating expenses:
Cost of services and fulfillment	223,773	201,815	180,899
Selling and marketing	181,940	170,949	166,200
General and administrative	67,655	58,056	50,369
Depreciation	9,269	9,390	9,879
Amortization of intangible assets	13,161	15,129	19,683
Integration costs	—	334	5,779
Restructuring costs	9,335	—	—
Total operating expenses	505,133	455,673	432,809
Income from operations	32,654	38,642	16,175
Interest expense	(2,461)	(4,222)	(5,340)
Other income (expense), net	222	(1,229)	(374)
Gains on investments, net	309	—	2,472
Income before income taxes	30,724	33,191	12,933
Income tax expense	8,918	8,347	2,943
Net income	$21,806	$24,844	$9,990
Basic income per common share	$1.15	$1.30	$0.53
Diluted income per common share	$1.14	$1.28	$0.53
Basic weighted average common shares outstanding	18,967	19,110	18,827
Diluted weighted average common shares outstanding	19,172	19,357	18,935

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$21,806	$24,844	$9,990

Other comprehensive income (loss), net of tax:
Foreign currency translation	(4,807)	(3,083)	4,884
Net change in market value of interest rate swap	212	609	(717)
Net change in market value of investments	(134)	(25)	—
Other comprehensive income (loss)	(4,729)	(2,499)	4,167
Comprehensive income	$17,077	$22,345	$14,157

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Loss	Equity
Balance at December 31, 2019	23,275	$233	$216,454	$118,147	4,631	$(171,889)	$(4,857)	$158,088
Issuance of common stock under stock plans, including tax effects	373	3	2,797	—	—	—	—	2,800
Stock-based compensation expense	—	—	10,877	—	—	—	—	10,877
Cumulative effect adjustment due to adoption of new accounting pronouncement, net of tax	—	—	—	(156)	—	—	—	(156)
Net income	—	—	—	9,990	—	—	—	9,990
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(717)	(717)
Foreign currency translation	—	—	—	—	—	—	4,884	4,884
Balance at December 31, 2020	23,648	236	230,128	127,981	4,631	(171,889)	(690)	185,766
Issuance of common stock under stock plans, including tax effects	437	5	5,787	—	—	—	—	5,792
Repurchases of common stock	—	—	—	—	396	(20,066)	—	(20,066)
Stock-based compensation expense	—	—	10,070	—	—	—	—	10,070
Net income	—	—	—	24,844	—	—	—	24,844
Net change in interest rate swap, net of tax	—	—	—	—	—	—	609	609
Net change in marketable investments, net of tax	—	—	—	—	—	—	(25)	(25)
Foreign currency translation	—	—	—	—	—	—	(3,083)	(3,083)
Balance at December 31, 2021	24,085	241	245,985	152,825	5,027	(191,955)	(3,189)	203,907
Issuance of common stock under stock plans, including tax effects	282	3	1,238	—	—	—	—	1,241
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	14,543	—	—	—	—	14,543
Net income	—	—	—	21,806	—	—	—	21,806
Net change in interest rate swap, net of tax	—	—	—	—	—	—	212	212
Net change in marketable investments, net of tax	—	—	—	—	—	—	(134)	(134)
Foreign currency translation	—	—	—	—	—	—	(4,807)	(4,807)
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$21,806	$24,844	$9,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,269	9,390	9,879
Impairment of property and equipment	1,296	—	1,098
Amortization of intangible assets	13,161	15,129	19,683
Net gains from investments	(309)	—	(2,472)
Deferred income taxes	(6,652)	(275)	(1,677)
Stock-based compensation	14,543	10,070	10,877
Operating lease right-of-use assets amortization and impairments	14,511	11,415	13,397
Amortization of deferred financing fees	443	920	981
Amortization of premium (discount) on investments	(3)	65	—
Foreign currency losses	239	1,439	582
Changes in assets and liabilities
Accounts receivable	12,835	(3,898)	234
Deferred commissions	5,070	(6,010)	(3,299)
Prepaid expenses and other current assets	4,374	(1,283)	(423)
Accounts payable	(461)	201	109
Accrued expenses and other liabilities	(6,102)	20,426	297
Deferred revenue	(31,656)	36,007	(925)
Operating lease liabilities	(12,939)	(11,373)	(10,577)
Net cash provided by operating activities	39,425	107,067	47,754
Cash flows from investing activities:
Purchases of property and equipment	(5,663)	(10,745)	(8,905)
Purchases of marketable investments	(28,683)	(21,607)	—
Proceeds from maturities of marketable investments	27,331	2,000	—
Proceeds from sales of marketable investments	—	1,000	—
Other investing activity	201	56	4,335
Net cash used in investing activities	(6,814)	(29,296)	(4,570)
Cash flows from financing activities:
Payments on borrowings	(25,000)	(34,375)	(23,375)
Payment of debt issuance costs	—	(494)	—
Deferred acquisition payments	—	—	(3,112)
Repurchases of common stock	(15,112)	(20,066)	—
Proceeds from issuance of common stock under employee equity incentive plans	4,352	9,165	5,706
Taxes paid for net share settlements of stock-based compensation awards	(3,111)	(3,373)	(2,906)
Net cash used in financing activities	(38,871)	(49,143)	(23,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,117)	(1,249)	1,963
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,377)	27,379	21,460
Cash, cash equivalents and restricted cash, beginning of year	118,031	90,652	69,192
Cash, cash equivalents and restricted cash, end of year	$105,654	$118,031	$90,652
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,015	$3,279	$4,373
Cash paid for income taxes	$8,901	$9,815	$3,194

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Forrester Research, Inc. is a global independent research and advisory firm. The Company helps leaders across technology, customer experience, marketing, sales and product functions use customer obsession to accelerate growth. Through Forrester’s proprietary research, consulting, and events, leaders from around the globe are empowered to be bold at work, navigate change, and put their customers at the center of their leadership, strategy, and operations. The Company’s unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, over 100 million real-time feedback votes, and the shared wisdom of our clients.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2022, 2021, and 2020 refer to the fiscal year unless otherwise noted.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, ongoing impairment reviews of goodwill, intangible and other long-lived assets, and income taxes. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard and its related amendments (collectively “Topic 326”) modified the financial instrument incurred loss impairment model by requiring entities to use a forward-looking approach based on expected losses and to consider a broader range of reasonable and supportable information to estimate credit losses on certain types of financial instruments, including accounts receivable. On January 1, 2020, the Company adopted Topic 326 using the modified retrospective method in which prior periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application. The Company recorded a cumulative effect adjustment of $0.2 million to decrease retained earnings as a result of adopting the standard.

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

The Company adopted the guidance in ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment on January 1, 2020. The standard simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and required that instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of this standard did not impact the Company’s financial position or results of operations.

The Company adopted the guidance in ASU No. 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The standard modified the disclosure requirements for fair value measurements under Topic 820, Fair Value Measurement, including changes to transfers between fair value levels, and Level 3 fair value measurements. Changes required upon adoption of this standard are included in Note 8 – Fair Value Measurements and did not impact the Company’s financial position or results of operations.

The Company adopted the guidance in ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract on January 1, 2020 using the prospective method. The standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. Marketable investments are classified as current assets as they are available for use in current operations. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. During the years ended December 31, 2022 and 2021, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities. The Company did not own any marketable investments during the year ended December 31, 2020.

The Company did not realize any gains or losses from the Company's available-for-sale securities during the years ended December 31, 2022 and 2021.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2022	2021
Cash and cash equivalents	$103,629	$115,769
Restricted cash classified in other assets (1):	2,025	2,262
Cash, cash equivalents and restricted cash shown in statement of cash flows	$105,654	$118,031

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Concentrations of Credit Risk

Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, and foreign currency forward exchange contracts. The Company limits its risk exposure by having its cash, cash equivalents, interest rate swap and foreign currency forward exchange contracts with large commercial banks and by diversifying counterparties. No single customer accounted for greater than 4% of revenues or 4% of accounts receivable in any of the periods presented.

Forrester does not have any off-balance sheet arrangements.

Business Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. The Company did not consummate a business combination during the years ended December 31, 2022, 2021, and 2020.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment of goodwill is recognized to the extent that the carrying amount of a reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2022, 2021 and 2020.

Impairment of Other Long-Lived Tangible and Intangible Assets

Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets and intangible assets. The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recorded $5.0 million and $3.4 million of long-lived asset impairment charges during 2022 and 2020, respectively (refer to Note 5 – Leases). No impairment charges were recorded during 2021.

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income (expense), net in the Consolidated Statements of Income. Forrester recorded $0.2 million, $1.4 million, and $0.6 million of foreign exchange losses during 2022, 2021, and 2020, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $537.8 million for the year ended December 31, 2022.

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

The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and it is probable that substantially all of the consideration for the products and services expected to be transferred is collectible. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due), and experience selling to similarly situated customers. Since the transaction price is fixed and defined as part of entering into a contract, and generally does not change, variable consideration is insignificant.

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

Events revenues

Events revenues consist of either ticket or sponsorship sales for Forrester-hosted events. Each is a single promise that either allows entry to, or grants the right to promote a product or service at, a specific event. The Company concluded that each of these represents a single performance obligation. The Company recognizes revenue at the completion of the event, which is the point in time when the customer has received the benefit(s) from attending or sponsoring the event.

Prepaid performance obligations

Prepaid performance obligations (including event tickets, reprints, consulting projects, and advisory services) on non-cancellable contracts, for which the Company estimates will expire unused, are recognized in proportion to the pattern of related rights exercised by the customer. This assessment requires judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing, and customer engagement will have on actual expirations. The Company updates estimates used to recognize unexercised rights on a quarterly basis.

Contract modifications

Consulting contracts are occasionally modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2022, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Refer to Note 13 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by geographic region.

Contract Assets and Liabilities

Accounts receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company's invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2022.

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

During the years ended December 31, 2022 and 2021, the Company recognized approximately $189.2 million and $154.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $416.8 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of December 31, 2022.

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

Amortization of the expense related to deferred commissions was $45.9 million, $43.9 million, and $40.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Income. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2022, 2021, or 2020.

Leases

The Company determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease right-of-use ("ROU") assets and non-current operating lease liabilities are included as individual line items on the Consolidated Balance Sheets, while short-term operating lease liabilities are recorded within accrued expenses and other current liabilities.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the Consolidated Statements of Income.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was $2.3 million, $2.1 million, and $0.7 million, respectively. These expenses consisted primarily of online marketing and is included in selling and marketing expense in the Consolidated Statements of Income.

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

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of services and fulfillment	$8,435	$6,057	$6,156
Selling and marketing	2,774	1,698	1,751
General and administrative	3,334	2,315	2,970
Total	$14,543	$10,070	$10,877

Shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2022, 2021, or 2020):

	Years Ended December 31,
	2022	2021	2020
Average risk-free interest rate	3.71%	0.05%	0.12%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years
Expected volatility	33%	30%	93%
Weighted average fair value	$10.22	$11.20	$14.57

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

The unamortized fair value of stock-based awards as of December 31, 2022 was $24.2 million with a weighted average remaining recognition period of 2.4 years.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Basic weighted average common shares outstanding	18,967	19,110	18,827
Weighted average common equivalent shares	205	247	108
Diluted weighted average common shares outstanding	19,172	19,357	18,935
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	210	3	326

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. An entity may elect to apply the amendments immediately or at any point through December 31, 2022. It is anticipated the standard will have no impact on the Company’s financial position or results of operations.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. It is anticipated the standard will have no impact on the Company’s financial position or results of operations.

Note 2 – Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,900	$8	$(205)	$17,703
Federal agency obligations	1,999	—	(14)	1,985
Total	$19,899	$8	$(219)	$19,688

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,542	$—	$(33)	$18,509
Total	$18,542	$—	$(33)	$18,509

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the years ended December 31, 2022 and 2021.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2022 (in thousands).

	2023	2024	2025	Total
Corporate obligations	$11,982	$3,816	$1,905	$17,703
Federal agency obligations	—	1,985	—	1,985
Total	$11,982	$5,801	$1,905	$19,688

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$9,619	$139	$8,084	$66
Federal agency obligations	1,985	14	—	—
Total	$11,604	$153	$8,084	$66

	As of December 31, 2021
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$18,509	$33	$—	$—
Total	$18,509	$33	$—	$—

Note 3 – Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2020	$238,913	$8,298	$247,211
Translation adjustments	(2,143)	(74)	(2,217)
Balance at December 31, 2021	236,770	8,224	244,994
Translation adjustments	(2,750)	(95)	(2,845)
Balance at December 31, 2022	$234,020	$8,129	$242,149

The Company performed its annual impairment test as of November 30, 2022 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values, and concluded that no impairments existed.

As of December 31, 2022, the Company had no accumulated goodwill impairment losses and the Consulting reporting unit had a negative carrying value.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,786	$33,805	$43,981
Technology	16,803	14,696	2,107
Trademarks	12,472	9,056	3,416
Total	$107,061	$57,557	$49,504

	December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$78,364	$25,805	$52,559
Technology	16,845	13,073	3,772
Trademarks	12,478	6,076	6,402
Total	$107,687	$44,954	$62,733

Amortization expense related to intangible assets was approximately $13.2 million, $15.1 million, and $19.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2023	$11,938
2024	9,898
2025	8,872
2026	8,390
2027	8,324
Thereafter	2,082
Total	$49,504

Note 4 – Debt

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2022, $0.6 million in letters of credit were issued under the Revolving Credit Facility.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2022	December 31, 2021
Revolving credit facility (1) (2) (3)	$50,000	$75,000

(1)
The contractual annualized interest rate as of December 31, 2022 on the Revolving Credit Facility was 5.6875%, which consisted of LIBOR of 4.4375% plus a margin of 1.25%.
(2)
The Company had $99.4 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2022.
(3)
The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2022 and 2021 was 2.9% and 2.1%, respectively.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2022. The Facility also contains customary events of default, representations, and warranties.

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

Note 5 – Leases

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$14,284	$15,527	$16,188
Short-term lease cost	754	439	330
Variable lease cost	5,416	5,582	1,871
Sublease income	(746)	(549)	(256)
Total lease cost	$19,708	$20,999	$18,133

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$12,939	$11,373
Operating ROU assets obtained in exchange for lease obligations	$323	$7,522
Weighted-average remaining lease term - operating leases (years)	5.1	5.9
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of December 31, 2022 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2023	$16,463	$606
2024	16,027	624
2025	14,074	—
2026	12,118	—
2027	5,589	—
Thereafter	8,728	—
Total lease payments	72,999	$1,230
Less imputed interest	(8,616)
Present value of lease liabilities	$64,383

Lease balances are as follows (in thousands):

As of
December 31, 2022
Operating lease ROU assets	$49,970

Short-term operating lease liabilities (1)	$13,632
Non-current operating lease liabilities	50,751
Total operating lease liabilities	$64,383
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

During the year ended December 31, 2022, the Company recorded $3.7 million of ROU asset impairments and $1.3 million of leasehold improvement impairments related to closing one floor of its offices located at 150 Spear Street, San Francisco, California. The space had been vacant prior to the Company electing to permanently reduce its office space. The impairments are included in restructuring costs in the Consolidated Statements of Income. During the year ended December 31, 2020, the Company recorded $2.3 million of ROU asset impairments and $1.1 million of leasehold improvement impairments related to a facility lease from the SiriusDecisions acquisition in 2019 that the Company no longer used as a result of the integration of SiriusDecisions. The impairments are included in integration costs in the Consolidated Statements of Income. The leasehold improvements were originally recorded in property and equipment, net in the Consolidated Balance Sheets. As a result of the impairments, the ROU asset and leasehold improvements were required to be recorded at their estimated fair value as Level 3 non-financial assets. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the ROU asset and leasehold improvements based on their relative carrying values.

During the fourth quarter of 2020, the Company received a variable incentive payment of $3.5 million from one of its landlords to terminate the related office space lease early. This amount was recognized as a reduction in variable lease expense.

The Company did not have any lease impairments or abandonments during 2021.

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

Interest Rate Swap

During 2019, the Company entered into a single interest rate swap contract that matured on December 31, 2022, with an initial notional amount of $95.0 million. The Company paid a base fixed rate of 1.65275% and in return received the greater of: (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%.

The swap had been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. The swap was considered to be a highly effective hedge of the designated interest rate risk for the entire contract period and changes in the fair value of the swap were recorded in accumulated other comprehensive loss, a component of equity in the Consolidated Balance Sheets.

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

During 2022, the Company entered into ten foreign currency forward exchange contracts, all of which settled by December 31, 2022. Accordingly, as of December 31, 2022, there are no amounts recorded in the Consolidated Balance Sheets. During 2021, the Company entered into seven foreign currency forward exchange contracts, all of which settled by December 31, 2021. Accordingly, as of December 31, 2021, there are no amounts recorded in the Consolidated Balance Sheets. During 2020, the Company entered into three foreign currency forward exchange contracts, all of which settled by December 31, 2020.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with its derivative counterparties and the derivative contracts do not contain credit risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Income for derivative contracts for the periods indicated (in thousands):

	For the Year Ended December 31,
Amount recorded in:	2022	2021	2020
Interest expense (1)	$(103)	$(807)	$(858)
Other income (expense), net (2)	(194)	(90)	(157)
Total	$(297)	$(897)	$(1,015)
(1)
Consists of interest expense from the interest rate swap contract.
(2)
Consists of net realized losses on foreign currency forward contracts.

Note 7 – Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,800	$—	$5,800
Marketable investments (2)	—	19,688	19,688
Total Assets	$5,800	$19,688	$25,488

	As of December 31, 2021
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$6,885	$—	$6,885
Marketable investments (2)	—	$18,509	18,509
Total Assets	$6,885	$18,509	$25,394

Liabilities:
Interest rate swap (3)	$—	$(294)	$(294)
Total Liabilities	$—	$(294)	$(294)
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
(3)
The Company had an interest rate swap contract that hedged the risk of variability from interest payments on its borrowings (refer to Note 4 – Debt and Note 6 – Derivatives and Hedging). The fair value of the interest rate swap was based on mark-to-market valuations prepared by a third-party broker. Those valuations were based on observable interest rates and other observable market data, which the Company considers Level 2 inputs.

During the years ended December 31, 2022 and 2021, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Level 3 activity consisted entirely of the contingent purchase price related to the acquisition of FeedbackNow during 2018. Changes in the fair value of Level 3 contingent consideration were as follows (in thousands):

Contingent
Consideration
Balance at December 31, 2019	(2,511)
Fair value adjustment of contingent purchase price (1)	(22)
Payment of contingent purchase price (2)	2,680
Foreign exchange effect	(147)
Balance at December 31, 2020	$—
(1)
Subsequent to the acquisition of FeedbackNow, the increases in the fair value of the contingent consideration were primarily due to the achievement of contract bookings during these periods. The Monte Carlo simulation was used to determine the fair value and increases or decreases in the simulation’s inputs would have resulted in higher or lower fair value measurements. These amounts were recognized as acquisition and integration costs in the Consolidated Statements of Income.
(2)
During the third quarter of 2020, the second year financial targets were met and $2.7 million was paid to the sellers during the fourth quarter of 2020.

Note 8 – Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$16,552	$22,424	$7,237
Foreign	14,172	10,767	5,696
Total	$30,724	$33,191	$12,933

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$9,349	$4,203	$603
State	3,819	2,272	2,054
Foreign	2,402	2,147	1,963
Total current	15,570	8,622	4,620
Deferred:
Federal	(5,513)	334	490
State	(1,788)	(663)	(1,641)
Foreign	649	54	(526)
Total deferred	(6,652)	(275)	(1,677)
Income tax expense	$8,918	$8,347	$2,943

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	5.2	3.8	2.6
Foreign tax rate differential	(0.5)	(0.4)	(0.2)
Stock compensation	0.9	(0.4)	5.7
Withholding taxes	1.7	1.3	3.3
Non-deductible expenses	1.5	—	2.2
Change in valuation allowance	1.0	—	(5.8)
Foreign subsidiary income subject to U.S. tax	0.6	(0.5)	(4.3)
Change in tax legislation	(1.6)	(0.3)	(1.9)
Other, net	(0.8)	0.6	0.2
Effective tax rate	29.0%	25.1%	22.8%

The increase in the effective tax rate during 2022 as compared to 2021 was primarily due to increased non-deductible stock compensation, an increase in foreign subsidiary income subject to U.S. tax in 2022, and an increase in non-deductible expenses related to meals and entertainment in 2022 that did not occur in 2021. These increases were partially offset by a benefit related to a change in tax legislation in 2022.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2022	2021
Non-deductible reserves and accruals	$2,736	$1,567
Net operating loss and other carryforwards	6,215	8,343
Stock compensation	2,051	1,256
Lease liability	17,715	20,870
Gross deferred tax asset	28,717	32,036
Less - valuation allowance	(989)	(1,114)
Sub-total	27,728	30,922
Other liabilities	(807)	(741)
Depreciation and amortization	(1,023)	(1,962)
Goodwill and intangible assets	(18,648)	(22,488)
Operating lease right-of-use assets	(13,705)	(17,340)
Deferred commissions	(6,913)	(8,268)
Net deferred tax liability	$(13,368)	$(19,877)

As of December 31, 2022 and 2021, long-term net deferred tax assets were $0.8 million and $1.5 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $14.1 million and $21.3 million at December 31, 2022 and 2021, respectively, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2022, the Company has fully utilized its U.S. federal net operating loss carryforwards.

The Company has foreign net operating loss carryforwards of approximately $18.9 million, which can be carried forward indefinitely. Approximately $3.1 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2022, the Company has no U.S. federal and state capital loss carryforwards.

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

As of December 31, 2022 and 2021, the Company maintained a valuation allowance of approximately $1.0 million and $1.1 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition, and as of December 31, 2021, also from U.S. capital losses from the Company’s investment in technology-related private equity funds.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Deferred tax valuation allowance at January 1	$1,114	$1,237	$2,274
Additions	106	—	52
Deductions	(336)	(108)	(1,134)
Change in tax legislation	186	—	2
Translation adjustments	(81)	(15)	43
Deferred tax valuation allowance at December 31	$989	$1,114	$1,237

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax primarily through GILTI or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $41.7 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Unrecognized tax benefits at January 1	$5	$28	$345
Reductions for tax positions of prior years	(4)	(24)	(344)
Translation adjustments	(1)	1	27
Unrecognized tax benefits at December 31	$—	$5	$28

As of December 31, 2022, the Company had no unrecognized tax benefits. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2022, 2021, and 2020. Accrued interest and penalties were insignificant at December 31, 2022, 2021, and 2020.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2016, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. As of December 31, 2022, the Company has no jurisdictions under audit.

Note 9 – Stockholders’ Equity

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

Treasury Stock

As of December 31, 2022, Forrester’s Board of Directors has authorized an aggregate $585.0 million to purchase common stock under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2022, the Company had repurchased approximately 17.0 million shares of common stock at an aggregate cost of $510.0 million.

Dividends

The Company does not currently pay cash dividends on its common stock.

Equity Plans

The Company maintains the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan, which runs until May 2026, provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 6,350,000 shares authorized in the plan and 793,275 shares returned from prior plans. Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2022, approximately 1.4 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2022, no options remain outstanding under prior plans.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2022, 2021, and 2020 was $50.37, $46.64, and $35.15, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $10.8 million, $11.5 million, and $10.0 million during 2022, 2021, and 2020, respectively.

RSU activity for the year ended December 31, 2022 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	634	$42.45
Granted	355	50.37
Vested	(230)	42.45
Forfeited	(77)	44.99
Unvested at December 31, 2022	682	$46.28

Stock Options

Stock option activity for the year ended December 31, 2022 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2021	114	$35.52
Exercised	(23)	35.35
Forfeited	(2)	34.91
Outstanding at December 31, 2022	89	$35.58	2.07	$116
Vested and Exercisable at December 31, 2022	89	$35.58	2.07	$116

The total intrinsic value of options exercised during 2022, 2021, and 2020 was $0.3 million, $2.2 million, and $0.5 million, respectively.

No stock options were granted during the year ended December 31, 2022.

Employee Stock Purchase Plan

In May 2022, stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Employee Stock Purchase Plan, which provided for an additional 600,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Company's Third Amended and Restated Employee Stock Purchase Plan (the "Stock Purchase Plan"), provides for the issuance of up to 0.8 million shares of common stock and as of December 31, 2022, approximately 0.7 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2022	41	$40.50
August 31, 2022	54	$35.35
February 28, 2021	51	$30.29
August 31, 2021	39	$39.13

Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (in thousands):

	Marketable Investments	Interest Rate Swap	Translation Adjustment	Total AOCL
Balance at December 31, 2019	$—	$(104)	$(4,753)	$(4,857)
Foreign currency translation (1)	—	—	4,884	4,884
Unrealized loss before reclassification, net of tax of $283	—	(1,333)	—	(1,333)
Reclassification to income, net of tax of $(242) (2)	—	616	—	616
Balance at December 31, 2020	—	(821)	131	(690)
Foreign currency translation (1)	—	—	(3,083)	(3,083)
Unrealized gain (loss) before reclassification, net of tax of $(6)	(25)	29	—	4
Reclassification to income, net of tax of $(227) (2)	—	580	—	580
Balance at December 31, 2021	(25)	(212)	(2,952)	(3,189)
Foreign currency translation (1)	—	—	(4,807)	(4,807)
Unrealized gain (loss) before reclassification, net of tax of $(10)	(134)	137	—	3
Reclassification to income, net of tax of $(28) (2)	—	75	—	75
Balance at December 31, 2022	$(159)	$—	$(7,759)	$(7,918)
(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.
(2)
Reclassification is related to the Company’s interest rate swap (cash flow hedge) and was recorded in interest expense in the Consolidated Statements of Income. Refer to Note 6 – Derivatives and Hedging.

Note 10 – Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $8.2 million, $6.5 million, $7.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 11 – Restructuring

In January 2023, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action in the fouth quarter of 2022. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements.

Approximately all $4.3 million of the severance and related benefit costs incurred during 2022 are expected to be paid in 2023.

Note 12 – Non-Marketable Investments

At December 31, 2022 and 2021, the carrying value of the Company’s non-marketable investments, which were interests in technology-related private equity funds, was $0.9 million and $0.6 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company’s investments are accounted for using the equity method as the investments are limited partnerships and the Company has an ownership interest in excess of 5%. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains on investments, net in the Consolidated Statement of Income. The Company recorded $0.3 million and $2.5 million in gains from its non-marketable investments for the years ended December 31, 2022 and 2020, respectively, and gains were immaterial during 2021.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the years ended December 31, 2022 and 2021, no distributions were received from the funds. During the year ended December 31, 2020, $4.3 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events. As of January 1, 2022, the Company realigned its events sales costs from selling and marketing expense to the Events segment as they now fall under the Events management structure. The 2021 and 2020 amounts have been revised to conform to the current presentation.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and integration costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2022
Research revenues	$354,453	$—	$—	$354,453
Consulting revenues	41,559	111,028	—	152,587
Events revenues	—	—	30,747	30,747
Total segment revenues	396,012	111,028	30,747	537,787
Segment expenses	(133,566)	(56,889)	(21,801)	(212,256)
Selling, marketing, administrative and other expenses				(270,381)
Amortization of intangible assets				(13,161)
Restructuring costs				(9,335)
Interest expense, other income, and gains on investments				(1,930)
Income before income taxes				$30,724

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2021
Research revenues	$325,340	$—	$—	$325,340
Consulting revenues	47,247	108,867	—	156,114
Events revenues	—	—	12,861	12,861
Total segment revenues	372,587	108,867	12,861	494,315
Segment expenses	(118,155)	(51,770)	(12,709)	(182,634)
Selling, marketing, administrative and other expenses				(257,576)
Amortization of intangible assets				(15,129)
Integration costs				(334)
Interest expense, other expense, and gains on investments				(5,451)
Income before income taxes				$33,191

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2020
Research revenues	$301,544	$—	$—	$301,544
Consulting revenues	50,406	86,897	—	137,303
Events revenues	—	—	10,137	10,137
Total segment revenues	351,950	86,897	10,137	448,984
Segment expenses	(110,843)	(40,168)	(11,221)	(162,232)
Selling, marketing, administrative and other expenses				(245,115)
Amortization of intangible assets				(19,683)
Integration costs				(5,779)
Interest expense, other expense, and gains on investments				(3,242)
Income before income taxes				$12,933

Net long-lived tangible assets by location as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
United States	$60,631	$76,966
United Kingdom	8,678	10,667
Europe (excluding United Kingdom)	319	316
Asia Pacific	3,550	5,305
Total	$73,178	$93,254

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2022, 2021, and 2020 are as follows (dollars in thousands):

	2022	2021	2020
United States	$426,041	$381,662	$356,288
Europe (excluding United Kingdom)	36,664	41,264	34,897
United Kingdom	20,079	21,913	15,741
Canada	20,759	17,213	14,005
Asia Pacific	26,548	26,768	22,969
Other	7,696	5,495	5,084
Total	$537,787	$494,315	$448,984

	2022	2021	2020
United States	79%	77%	79%
Europe (excluding United Kingdom)	7	9	8
United Kingdom	4	5	4
Canada	4	3	3
Asia Pacific	5	5	5
Other	1	1	1
Total	100%	100%	100%

Note 14 – Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2022 and 2021 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2022	2021
Computers and equipment	$14,303	$15,751
Computer software	34,903	39,858
Furniture and fixtures	9,745	10,896
Leasehold improvements	30,285	31,697
Total property and equipment	89,236	98,202
Less accumulated depreciation	(66,028)	(69,957)
Total property and equipment, net	$23,208	$28,245

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software (as updated by ASU No. 2018-15, refer to Note 1 – Summary of Significant Accounting Policies) are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal use software costs totaled $4.8 million, $4.6 million, and $4.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in depreciation expense in the Consolidated Statements of Income.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Payroll and related benefits	$53,581	$61,979
Taxes	5,823	4,731
Lease liability	13,632	12,992
Other	17,971	18,098
Total	$91,007	$97,800

Non-Current Liabilities:

Non-current liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Deferred tax liability	$14,133	$21,346
Other	2,509	2,502
Total	$16,642	$23,848

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	2022	2021	2020
Balance, beginning of year	$610	$708	$628
Cumulative effect adjustment of adopting Topic 326 (1)	—	—	218
Provision for doubtful accounts	638	225	721
Write-offs	(669)	(318)	(850)
Translation adjustments	(19)	(5)	(9)
Balance, end of year	$560	$610	$708

(1)
Topic 326 was adopted on January 1, 2020. Refer to Note 1 – Summary of Significant Accounting Policies for a discussion on the adoption.

Note 15 – Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. It is our policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes and intends to vigorously contest each of them. Regardless of the outcome, litigation can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors.

In the opinion of the Company's management based upon information currently available to the Company, while the outcome of these legal proceedings and claims is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's consolidated results of operations or consolidated cash flows for any interim reporting period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 8, 2023, our Board of Directors approved an amendment to our bylaws to clarify procedures relating to our existing advance notice bylaws and any potential nomination of directors under Rule 14a-19 (“Rule 14a-19”) of the Securities Exchange Act of 1934, as amended, including as to the maximum number of nominees a stockholder may nominate and the impact of noncompliance with Rule 14a-19 by a stockholder who provides notice of nomination pursuant to Rule 14a-19.

A copy of our bylaws marked to show the changes approved by our Board is filed as Exhibit 3.4 to this Annual Report on Form 10-K and an unmarked copy of our bylaws incorporating the changes approved by our Board is filed as Exhibit 3.5 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 10, 2023.

Name	Age	Position
George F. Colony	69	Chairman of the Board, Chief Executive Officer
Ryan D. Darrah	51	Chief Legal Officer and Secretary
L. Christian Finn	52	Chief Financial Officer
Carrie Johnson	47	Chief Product Officer
Mike Kasparian	47	Chief Information Officer
Sharyn Leaver	48	Chief Research Officer
Sarah Le Roy	54	Chief People Officer
Shirley Macbeth	51	Chief Marketing Officer
Steven Peltzman	54	Chief Business Technology Officer
Nate Swan	57	Chief Sales Officer
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

Mike Kasparian began serving as Chief Information Officer in May 2018. Previously he served as Vice President, Information Technology from 2011 to May 2018. Mr. Kasparian joined Forrester in 2001.

Sharyn Leaver began serving as the Company's Chief Research Officer in January 2022. Previously she served as Senior Vice President, Research, from November 2018 to January 2022, and Vice President and Group Research Director from October 2013 to November 2018. Ms. Leaver joined Forrester in 2001.

Sarah Le Roy became the Company's Chief People Officer in April 2022. Prior to joining Forrester, she was Chief Human Resources Officer of RSA Security, a computer and network security company based in Bedford, Massachusetts, from December 2020 to April 2022. Prior to joining RSA, from 2019 to 2020 Ms. Le Roy was Chief Human Resources Officer of Decision Resources Group based in Burlington, Massachusetts and from 2018 to 2019 she was Senior Vice President, Chief Human Resources Officer, of Lantheus Medical Imaging based in Billerica, Massachusetts.

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

Nate Swan became Forrester’s Chief Sales Officer in January 2023. Prior to joining Forrester, he was Vice President of Sales at OneTrust LLC, a software as a service company focused on privacy management software platforms, from January to December 2022. Prior to joining OneTrust, from June to September 2021, Mr. Swann was Chief Sales Officer of Ideal Image, and from 1997 until June of 2021, he was with Gartner, Inc., most recently as Senior Vice President, Sales Learning and Development.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11. Executive Compensation

The response to this item is contained in the 2023 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2022, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	771,072	(1)	$35.58	2,136,068	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	771,072		$35.58	2,136,068

(1)
Includes 682,122 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Includes, as of December 31, 2022, 1,412,830 shares available for issuance under our Equity Incentive Plan and 723,238 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2023 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2023 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4(1)	Amendments to Amended and Restated By-Laws Effective March 8, 2023

3.5(1)	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.05+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+(1)	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.08+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.10+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.11+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.13+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.14+(1)	Amended and Restated Executive Cash Incentive Plan

10.15+	Executive Quarterly Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the 2021 Form 10-K)

10.16	Forrester Research, Inc. Executive Severance Plan

10.17	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.18	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.19

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.20	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.21	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.22

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

Date: March 10, 2023

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2023

/s/ L. CHRISTIAN FINN L. Christian Finn	Chief Financial Officer (Principal Financial Officer)	March 10, 2023

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 10, 2023

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 10, 2023

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 10, 2023

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 10, 2023

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 10, 2023

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 10, 2023

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 10, 2023

/s/ JEAN BIRCH Jean Birch	Member of the Board of Directors	March 10, 2023

/s/ WARREN ROMINE Warren Romine	Member of the Board of Directors	March 10, 2023