Form 10-Q
period 2023-03-31
FORRESTER RESEARCH, INC.
filed 2023-05-09
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 2, 2023, 19,200,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$104,217	$103,629
Marketable investments (Note 2)	16,759	19,688
Accounts receivable, net of allowance for expected credit losses of $636 and $560 as of March 31, 2023 and December 31, 2022, respectively	58,915	73,345
Deferred commissions	22,602	24,559
Prepaid expenses and other current assets	23,351	14,069
Total current assets	225,844	235,290
Property and equipment, net	22,420	23,208
Operating lease right-of-use assets	48,565	49,970
Goodwill	242,852	242,149
Intangible assets, net	46,453	49,504
Other assets	7,754	8,317
Total assets	$593,888	$608,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$425	$361
Accrued expenses and other current liabilities	53,787	91,007
Deferred revenue	215,093	178,021
Total current liabilities	269,305	269,389
Long-term debt	35,000	50,000
Non-current operating lease liabilities	48,521	50,751
Other non-current liabilities	18,316	16,642
Total liabilities	371,142	386,782
Commitments and contingencies (Note 5, 15)
Stockholders' Equity (Note 12):
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,495 and 24,367 shares as of March 31, 2023 and December 31, 2022, respectively
Outstanding - 19,191 and 19,062 shares as of March 31, 2023 and December 31, 2022, respectively	245	244
Additional paid-in capital	265,691	261,766
Retained earnings	170,556	174,631
Treasury stock - 5,305 shares as of March 31, 2023 and December 31, 2022, respectively	(207,067)	(207,067)
Accumulated other comprehensive loss	(6,679)	(7,918)
Total stockholders’ equity	222,746	221,656
Total liabilities and stockholders’ equity	$593,888	$608,438

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Research	$80,906	$85,780
Consulting	31,750	38,431
Events	1,014	760
Total revenues	113,670	124,971
Operating expenses:
Cost of services and fulfillment	49,292	53,251
Selling and marketing	41,532	44,044
General and administrative	21,227	15,524
Depreciation	2,104	2,319
Amortization of intangible assets	3,066	3,362
Restructuring costs	1,589	—
Total operating expenses	118,810	118,500
Income (loss) from operations	(5,140)	6,471
Interest expense	(793)	(613)
Other income (expense), net	550	(257)
Gain on investments, net	—	426
Income (loss) before income taxes	(5,383)	6,027
Income tax expense (benefit)	(1,308)	1,879
Net income (loss)	$(4,075)	$4,148
Basic income (loss) per common share	$(0.21)	$0.22
Diluted income (loss) per common share	$(0.21)	$0.22
Basic weighted average common shares outstanding	19,108	18,988
Diluted weighted average common shares outstanding	19,108	19,264

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(4,075)	$4,148

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,206	(1,314)
Net change in market value of investments	33	(64)
Net change in market value of interest rate swap	—	196
Other comprehensive income (loss)	1,239	(1,182)
Comprehensive income (loss)	$(2,836)	$2,966

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,075)	$4,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,104	2,319
Amortization of intangible assets	3,066	3,362
Net gains from investments	—	(426)
Deferred income taxes	1,926	(1,012)
Stock-based compensation	3,165	3,294
Operating lease right-of-use assets amortization and impairments	2,886	2,690
Amortization of deferred financing fees	109	109
Amortization of (discount) premium on investments	(63)	43
Foreign currency losses	20	216
Changes in assets and liabilities:
Accounts receivable	14,691	16,239
Deferred commissions	1,957	2,402
Prepaid expenses and other current assets	(8,819)	(1,696)
Accounts payable	64	50
Accrued expenses and other liabilities	(37,416)	(41,120)
Deferred revenue	36,041	34,909
Operating lease liabilities	(3,374)	(2,861)
Net cash provided by operating activities	12,282	22,666
Cash flows from investing activities:
Purchases of property and equipment	(1,632)	(1,262)
Purchases of marketable investments	(964)	(3,190)
Proceeds from maturities of marketable investments	4,000	2,455
Other investing activity	(62)	85
Net cash provided by (used in) investing activities	1,342	(1,912)
Cash flows from financing activities:
Payments on borrowings	(15,000)	(15,000)
Repurchases of common stock	—	(9,459)
Proceeds from issuance of common stock under employee equity incentive plans	1,840	1,861
Taxes paid related to net share settlements of stock-based compensation awards	(1,079)	(139)
Net cash used in financing activities	(14,239)	(22,737)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,249	(1,353)
Net change in cash, cash equivalents and restricted cash	634	(3,336)
Cash, cash equivalents and restricted cash, beginning of period	105,654	118,031
Cash, cash equivalents and restricted cash, end of period	$106,288	$114,695
Supplemental disclosure of cash flow information:
Cash paid for interest	$742	$516
Cash paid for income taxes	$1,620	$1,155

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2023 may not be indicative of the results for the year ending December 31, 2023, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$104,217	$112,496
Restricted cash classified in other assets (1):	2,071	2,199
Cash, cash equivalents and restricted cash shown in statement of cash flows	$106,288	$114,695

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. It is anticipated the standard will have no impact on the Company’s financial position or results of operations.

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$14,925	$3	$(158)	$14,770
Federal agency obligations	1,999	—	(10)	1,989
Total	$16,924	$3	$(168)	$16,759

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,900	$8	$(205)	$17,703
Federal agency obligations	1,999	—	(14)	1,985
Total	$19,899	$8	$(219)	$19,688

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the three months ended March 31, 2023 and 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2023 (in thousands).

	FY 2023	FY 2024	FY 2025	Total
Corporate obligations	$9,018	$3,846	$1,906	$14,770
Federal agency obligations	—	1,989	—	$1,989
Total	$9,018	$5,835	$1,906	$16,759

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$10,328	$94	$3,450	$64
Federal agency obligations	1,989	10	—	—
Total	$12,317	$104	$3,450	$64

	As of December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$9,619	$139	$8,084	$66
Federal agency obligations	1,985	14	—	—
Total	$11,604	$153	$8,084	$66

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

The Company performed its annual impairment testing as of November 30, 2022 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through March 31, 2023, there were no events or circumstances that required an interim impairment test. Accordingly, as of March 31, 2023, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the three months ended March 31, 2023 is summarized as follows (in thousands):

Total
Balance at December 31, 2022	$242,149
Translation adjustments	703
Balance at March 31, 2023	$242,852

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,798	$35,922	$41,876
Technology	16,838	15,133	1,705
Trademarks	12,477	9,605	2,872
Total	$107,113	$60,660	$46,453

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,786	$33,805	$43,981
Technology	16,803	14,696	2,107
Trademarks	12,472	9,056	3,416
Total	$107,061	$57,557	$49,504

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2023 (remainder)	$8,878
2024	9,905
2025	8,874
2026	8,391
2027	8,324
Thereafter	2,081
Total	$46,453

Note 4 — Debt

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments and matures in December of 2026. The credit facility includes an expansion feature that permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of March 31, 2023.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

The credit facility provides that once LIBOR ceases to exist in 2023, the benchmark rate for the loans outstanding will automatically transfer from LIBOR to the Secured Overnight Financing Rate (SOFR). In April 2023, the Company executed a second amendment to the credit facility to facilitate the conversion from LIBOR to SOFR and to set the interest rate at SOFR plus 10 basis points.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2023, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2023	December 31, 2022
Credit facility	$35,000	$50,000

The contractual annualized interest rate as of March 31, 2023 was 6.125%, which consisted of LIBOR of 4.875% plus a margin of 1.25%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of March 31, 2023. The weighted average annual effective interest rate for the three months ended March 31, 2023 was 5.82%.

All obligations under the credit facility are unconditionally guaranteed by each of the Company’s existing and future, direct and indirect, material wholly-owned domestic subsidiaries, other than certain excluded subsidiaries, and are collateralized by a first priority lien on substantially all tangible and intangible assets, including intellectual property, and all of the capital stock of the Company's subsidiaries (limited to 65% of the voting equity of certain subsidiaries).

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,314	$3,652
Short-term lease cost	261	137
Variable lease cost	785	1,550
Sublease income	(131)	(192)
Total lease cost	$4,229	$5,147

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,374	$2,861
Operating lease ROU assets obtained in exchange for lease obligations	$1,323	$—
Weighted-average remaining lease term - operating leases (years)	4.9	5.7
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of March 31, 2023 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2023 (remainder)	$12,532	$457
2024	16,563	625
2025	14,485	—
2026	12,474	—
2027	5,680	—
Thereafter	8,817	—
Total lease payments and estimated sublease cash receipts	70,551	$1,082
Less imputed interest	(8,045)
Present value of lease liabilities	$62,506

Lease balances as of March 31, 2023 are as follows (in thousands):

Operating lease ROU assets	$48,565

Short-term operating lease liabilities (1)	$13,985
Non-current operating lease liabilities	48,521
Total operating lease liabilities	$62,506

(1)
Included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the three months ended March 31, 2023, the Company recorded a $0.4 million ROU asset impairment related to closing one floor of its offices located at 150 Spear Street, San Francisco, California. The impairment is included in restructuring costs in the Consolidated Statements of Operations. As a result of the impairment, the ROU asset was required to be recorded at its estimated fair value as a Level 3 non-financial asset. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related asset, the selection of a discount rate used in the model, and regional real estate industry data.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2023	2022
North America	$92,671	$102,310
Europe	13,712	14,472
Asia Pacific	5,382	6,673
Other	1,905	1,516
Total	$113,670	$124,971

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2023 or 2022.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $72.9 million and $80.8 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $404.8 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of March 31, 2023.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2023 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2022	$560
Provision for expected credit losses	170
Write-offs	(94)
Balance at March 31, 2023	$636

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions on the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended March 31, 2023 and 2022 was $8.6 million and $10.0 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2023 and 2022.

Note 7 — Derivatives and Hedging

Interest Rate Swap

During 2019, the Company entered into a single interest rate swap contract that matured on December 31, 2022, with an initial notional amount of $95.0 million. The Company paid a base fixed rate of 1.65275% and in return received the greater of: (1) 1-month LIBOR, rounded up to the nearest 1/16 of a percent, or (2) 0.00%.

The swap was used to mitigate the cash flow risk associated with changes in interest rates on the Company’s variable rate debt (refer to Note 4 – Debt). The Company accounted for this derivative contract in accordance with FASB ASC Topic 815 – Derivatives and Hedging (“Topic 815”), which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

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

During the three months ended March 31, 2023, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2023. Accordingly, as of March 31, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the three months ended March 31, 2022, the Company entered into five foreign currency forward exchange contracts, all of which settled by March 31, 2022. Accordingly, as of March 31, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended
	March 31,
Amount recorded in:	2023	2022
Interest expense (1)	$—	$(145)
Other income (expense), net (2)	62	(85)
Total	$62	$(230)

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

Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents and marketable investments. The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$3,968	$—	$3,968
Marketable investments (2)	—	16,759	16,759
Total Assets	$3,968	$16,759	$20,727

	As of December 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,800	$—	$5,800
Marketable investments (2)	—	19,688	19,688
Total Assets	$5,800	$19,688	$25,488

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

During the three months ended March 31, 2023, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

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

Income tax benefit for the three months ended March 31, 2023 was $1.3 million resulting in an effective tax rate of 24.3% for the period. Income tax expense for the three months ended March 31, 2022 was $1.9 million resulting in an effective tax rate of 31.2% for the period.

The Company anticipates that its effective tax rate for the full year 2023 will be approximately 38%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	1,206	1,206
Unrealized gain, net of tax of $(11)	33	—	33
Balance at March 31, 2023	$(126)	$(6,553)	$(6,679)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(1,314)	(1,314)
Unrealized gain (loss) before reclassification, net of tax of $(15)	(64)	91	—	27
Reclassification to income, net of tax of $(40) (2)	—	105	—	105
Balance at March 31, 2022	$(89)	$(16)	$(4,266)	$(4,371)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Basic weighted average common shares outstanding	19,108	18,988
Weighted average common equivalent shares	—	276
Diluted weighted average common shares outstanding	19,108	19,264
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	703	—

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	128	1	760	—	—	—	—	761
Stock-based compensation expense	—	—	3,165	—	—	—	—	3,165
Net loss	—	—	—	(4,075)	—	—	—	(4,075)
Net change in marketable investments, net of tax	—	—	—	—	—	—	33	33
Foreign currency translation	—	—	—	—	—	—	1,206	1,206
Balance at March 31, 2023	24,495	$245	$265,691	$170,556	5,305	$(207,067)	$(6,679)	$222,746

	Three Months Ended March 31, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	58	—	1,722	—	—	—	—	1,722
Repurchases of common stock	—	—	—	—	175	(9,459)	—	(9,459)
Stock-based compensation expense	—	—	3,294	—	—	—	—	3,294
Net income	—	—	—	4,148	—	—	—	4,148
Net change in interest rate swap, net of tax	—	—	—	—	—	—	196	196
Net change in marketable investments, net of tax	—	—	—	—	—	—	(64)	(64)
Foreign currency translation	—	—	—	—	—	—	(1,314)	(1,314)
Balance at March 31, 2022	24,143	$241	$251,001	$156,973	5,202	$(201,414)	$(4,371)	$202,430

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2023 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	682	$46.28
Granted	258	35.38
Vested	(95)	51.44
Forfeited	(43)	44.94
Unvested at March 31, 2023	802	$42.24

Stock option activity for the three months ended March 31, 2023 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2022	89	$35.58
Granted	144	33.04
Exercised	(2)	34.37
Forfeited	(1)	28.04
Outstanding at March 31, 2023	230	$34.01	6.90	$5
Exercisable at March 31, 2023	86	$35.64	1.86	$5
Vested and expected to vest at March 31, 2023	230	$34.01	6.90	$5

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of services and fulfillment	$1,847	$1,926
Selling and marketing	497	633
General and administrative	821	735
Total	$3,165	$3,294

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2023		2022
	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	5.00%	0.86%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.75 Years	0.5 Years	0.5 Years
Expected volatility	43%	46%	24%
Weighted average fair value	$14.24	$9.47	$11.02

Treasury Stock

As of March 31, 2023, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2022 the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $9.5 million. From the inception of the program through March 31, 2023, the Company repurchased 17.0 million shares of common stock at an aggregate cost of $510.0 million.

Note 13 — Restructuring

In January 2023, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. The Company expects the accrued restructuring costs as of March 31, 2023 to be fully paid by the end of 2023.

The following table rolls forward the activity in the restructuring accrual for the three months ended March 31, 2023 (in thousands):

Accrual at December 31, 2022	$4,360
Additional restructuring costs	1,589
Non-cash charge (included above)	(1,002)
Cash payments	(2,609)
Accrual at March 31, 2023	$2,338

Note 14 — Operating Segments

The Company's chief operating decision-maker (used in determining the Company's segments) is the chief executive officer and the chief financial officer. The Company operates in three segments: Research, Consulting, and Events. These segments, which are also the Company's reportable segments, are based on the management structure of the Company and how the chief operating decision maker uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below.

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2023
Research revenues	$80,906	$—	$—	$80,906
Consulting revenues	7,919	23,831	—	31,750
Events revenues	—	—	1,014	1,014
Total segment revenues	88,825	23,831	1,014	113,670
Segment expenses	(35,507)	(12,353)	(1,631)	(49,491)
Selling, marketing, administrative and other expenses				(64,664)
Amortization of intangible assets				(3,066)
Restructuring costs				(1,589)
Interest expense, other income, and gains on investments				(243)
Loss before income taxes				$(5,383)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2022
Research revenues	$85,780	$—	$—	$85,780
Consulting revenues	11,190	27,241	—	38,431
Events revenues	—	—	760	760
Total segment revenues	96,970	27,241	760	124,971
Segment expenses	(34,180)	(14,317)	(1,751)	(50,248)
Selling, marketing, administrative and other expenses				(64,890)
Amortization of intangible assets				(3,362)
Interest expense, other expense, and gains on investments				(444)
Income before income taxes				$6,027

Note 15 — Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made. Following an April 2023 mediation in a wage-related matter that resulted in an agreement in principle, the Company accrued $4.8 million of expense in the quarter ended March 31, 2023 that is classified in general and administrative expense in the Consolidated Statement of Operations.

The Company believes that it has meritorious defenses in connection with its current legal proceedings and claims and intends to vigorously contest each of them. Regardless of the outcome, legal proceedings and claims can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors.

In the opinion of the Company's management, based upon information currently available to the Company, while the outcome of these legal proceedings and claims is uncertain, the likely results of these legal proceedings and claims are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's consolidated results of operations or consolidated cash flows for any interim reporting period.

Note 16 — Subsequent Events

In May 2023, the Company implemented a reduction of approximately 8% of its workforce across various geographies and functions to better align its cost structure with its revised revenue outlook for the year, and to streamline its sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. In addition, the Company will close certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. The Company anticipates total costs for this action to be in a range of $10.0 million to $11.0 million, inclusive of non-cash lease impairment costs of approximately $2.0 million, with the majority of the cash costs to be expended during 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, our ability to generate and increase demand for the Events we host, any adverse economic conditions that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, risks related to health epidemics that could adversely impact our business and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the three months ended March 31, 2022, and we have also provided recast CV amounts dating back to the first quarter of 2021, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Contract value	$347.3	$347.3	$—	(—%)
Client retention	74%	77%	(3) points	—
Wallet retention	92%	103%	(11) points	—
Number of clients	2,678	2,945	(267)	(9%)

Contract value at March 31, 2023 was consistent with the prior year period. Client retention decreased by 3 percentage points and wallet retention decreased by 11 percentage points at March 31, 2023 compared to the prior year period, and wallet retention decreased by 3 percentage points compared to December 31, 2022. The decrease in our retention rates and number of clients is primarily attributable 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and b) the uncertain economic conditions caused by high inflation, increasing interest rates, geopolitical turbulence, and the threat of recession, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through 2023.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Research revenues	71.2%	68.6%
Consulting revenues	27.9	30.8
Events revenues	0.9	0.6
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	43.4	42.6
Selling and marketing	36.5	35.2
General and administrative	18.7	12.4
Depreciation	1.9	1.8
Amortization of intangible assets	2.7	2.6
Restructuring costs	1.3	—
Income (loss) from operations	(4.5)	5.4
Interest expense	(0.7)	(0.5)
Other income (expense), net	0.5	(0.2)
Gain on investments, net	—	0.3
Income (loss) before income taxes	(4.7)	5.0
Income tax expense (benefit)	(1.1)	1.5
Net income (loss)	(3.6%)	3.5%

Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$113.7	$125.0	$(11.3)	(9%)
Research revenues	$80.9	$85.8	$(4.9)	(6%)
Consulting revenues	$31.8	$38.4	$(6.7)	(17%)
Events revenues	$1.0	$0.8	$0.3	33%
Revenues attributable to customers outside of the U.S.	$25.2	$27.5	$(2.3)	(8%)
Percentage of revenue attributable to customers outside of the U.S.	22%	22%	—	—

Total revenues decreased 9% during the three months ended March 31, 2023 compared to the prior year period, and decreased by 8% when excluding the effect of changes in foreign currencies. Revenues from customers outside the U.S. decreased 8% during the three months ended March 31, 2023, and decreased by approximately 4% when excluding the effect of changes in foreign currencies.

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 6% during the three months ended March 31, 2023 compared to the prior year period, and decreased by 5% when excluding the effect of changes in foreign currencies. The decrease in revenues was primarily due to flat CV growth, with revenue from subscription research products growing 2%, offset by a decline in revenue from our reprint product and our other smaller and discontinued products during the current quarter.

Consulting revenues decreased 17% during the three months ended March 31, 2023 compared to the prior year period. The decrease in revenues was due to both a decrease in delivery of advisory services by our research analysts, as well as a decrease in delivery of consulting services by our consulting organization.

Events revenues were insignificant during the three months ended March 31, 2023 and 2022 as no events were held during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$49.3	$53.3	$(4.0)	(7%)
Cost of services and fulfillment as a percentage of total revenues	43%	43%	—	—
Service and fulfillment employees (at end of period)	873	847	26	3%

Cost of services and fulfillment expenses decreased 7% during the three months ended March 31, 2023 compared to the prior year period, and decreased by 6% when excluding the effect of changes in foreign currencies. The decrease was primarily due to (1) a $2.7 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, consulting fees, and survey costs, (2) a $0.9 million decrease in compensation and benefit costs due to a decrease in both incentive bonus costs and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), which were partially offset by an increase in salary costs due to an increase in headcount, and (3) a $0.6 million decrease in facilities costs due to a decrease in variable lease expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$41.5	$44.0	$(2.5)	(6%)
Selling and marketing expenses as a percentage of total revenues	37%	35%	2 points	—
Selling and marketing employees (at end of period)	788	762	26	3%

Selling and marketing expenses decreased 6% during the three months ended March 31, 2023 compared to the prior year period, and decreased by 5% when excluding the effect of changes in foreign currencies. The decrease was primarily due to (1) a $1.6 million decrease in compensation and benefit costs due a decrease in commissions expense, incentive bonus costs, and benefit costs, which were partially offset by an increase in salary costs due to an increase in headcount and (2) a $0.5 million decrease in facilities costs due to a decrease in variable lease expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$21.2	$15.5	$5.7	37%
General and administrative expenses as a percentage of total revenues	19%	12%	7 points	—
General and administrative employees (at end of period)	304	261	43	16%

General and administrative expenses increased 37% during the three months ended March 31, 2023 compared to the prior year period, and increased by 38% when excluding the effect of changes in foreign currencies. The increase was primarily due to (1) a $4.8 million provision for a preliminary legal settlement for a wage-related matter and (2) a $0.3 million increase in compensation due to an increase in headcount, which was partially offset by lower incentive bonus and benefit costs.

Depreciation

Depreciation expense was consistent during the three months ended March 31, 2023 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense was consistent during the three months ended March 31, 2023 compared to the prior year period.

Restructuring

In January 2023, we implemented a reduction in our workforce of approximately 4% of our employees across various geographies and functions to streamline operations. We recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. We recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of our offices in California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. During the first quarter of 2023, we recorded an incremental $0.4 million impairment to our California office. We also recorded a $0.6 million charge during the first quarter of 2023 for the write-off of a previously capitalized software project. We expect all of the severance and related costs for this plan to be paid during 2023.

Interest Expense

Interest expense consists of interest on our borrowings and in 2022 also included realized gains and losses on the related interest rate swap. Interest expense increased by $0.2 million during the three months ended March 31, 2023 compared to the prior year period due to an increase in the annualized interest rate on our borrowing partially offset by lower average outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses on foreign currency, gains and losses on foreign currency forward contracts, and interest income. Other income (expense), net increased $0.8 million during the three months ended March 31, 2023 compared to the prior year period primarily due to an increase in interest income.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net decreased $0.4 million during the three months ended March 31, 2023 compared to the prior year period. The decrease was due to a decrease in investment gains generated by the underlying funds.

Income Tax (Benefit) Expense

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision (benefit) for income taxes (dollars in millions)	$(1.3)	$1.9	$(3.2)	(170%)
Effective tax rate	24%	31%	(7) points	—

Income tax (benefit) expense decreased by $3.2 million during the three months ended March 31, 2023 compared to the prior year period primarily due to the decrease in income from operations. For the full year 2023, we anticipate that our effective tax rate will be approximately 38%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2023
Research revenues	$80,906	$—	$—	$80,906
Consulting revenues	7,919	23,831	—	31,750
Events revenues	—	—	1,014	1,014
Total segment revenues	88,825	23,831	1,014	113,670
Segment expenses	(35,507)	(12,353)	(1,631)	(49,491)
Year over year revenue change	(8%)	(13%)	33%	(9%)
Year over year expense change	4%	(14%)	(7%)	(2%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2022
Research revenues	$85,780	$—	$—	$85,780
Consulting revenues	11,190	27,241	—	38,431
Events revenues	—	—	760	760
Total segment revenues	96,970	27,241	760	124,971
Segment expenses	(34,180)	(14,317)	(1,751)	(50,248)

Research segment revenues decreased 8% during the three months ended March 31, 2023 compared to the prior year period. For the three months ended March 31, 2023, research product revenues within this segment decreased 6%, which was primarily due to flat CV growth, with revenue from our subscription research products growing 2%, offset by a decline in revenue from our reprint product and our other smaller and discontinued products during the quarter. For the three months ended March 31, 2023, consulting product revenues within this segment decreased 29% primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses increased 4% during the three months ended March 31, 2023 compared to the prior year period. The increase in expenses during the three months ended March 31, 2023 was primarily due to (1) a $1.9 million increase in compensation and benefit costs primarily due to an increase headcount, partially offset by (2) a $0.9 million decrease in professional services due to a decrease in contractor costs, consulting fees, and survey costs.

Consulting segment revenues decreased 13% during the three months ended March 31, 2023 compared to the prior year period. The decrease in revenues during the three months ended March 31, 2023 was primarily due to lower demand for our content marketing and strategy consulting offerings due to the macroeconomic environment and our continued focus on contract value products.

Consulting segment expenses decreased 14% during the three months ended March 31, 2023 compared to the prior year period. The decrease in expenses during the three months ended March 31, 2023 was primarily due to (1) a $1.3 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees and (2) a $0.6 million decrease in outsourced expenses.

Event segment revenues were insignificant during the three months ended March 31, 2023 and 2022 as no events were held during either period.

Event segment expenses were insignificant during the three months ended March 31, 2023 and 2022 as no events were held during either period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 71% of our revenues during the three months ended March 31, 2023, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $12.3 million and $22.7 million during the three months ended March 31, 2023 and 2022, respectively. The $10.4 million decrease in cash provided from operations for the three months ended March 31, 2023 compared to the prior year period was primarily due to an $8.2 million decrease in net income and the timing of certain benefit payments.

During the three months ended March 31, 2023, we generated cash from investing activities of $1.3 million primarily from $3.0 million in net maturities of marketable investments partially offset by $1.6 million of purchases of property and equipment, primarily consisting of computer software. During the three months ended March 31, 2022, we used cash in investing activities of $1.9 million primarily for $1.3 million for purchases of property and equipment, primarily consisting of computer software and equipment and $0.7 million in net purchases of marketable investments.

We used $14.2 million of cash from financing activities during the three months ended March 31, 2023 primarily due to $15.0 million of discretionary repayments of our revolving credit facility, as well as $1.1 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $22.7 million of cash in financing activities during the three months ended March 31, 2022 primarily due to $15.0 million of discretionary repayments of our revolving credit facility and $9.5 million for purchases of our common stock, partially offset by $1.9 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of March 31, 2023, our remaining stock repurchase authorization was approximately $75.0 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at March 31, 2023 and matures in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of March 31, 2023 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 8 years. As of March 31, 2023, remaining non-cancelable lease payments are due as follows: $12.5 million in 2023, $31.0 million within 2024 and 2025, $18.2 million within 2026 and 2027, and $8.8 million beyond 2027.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2023, we had cash, cash equivalents, and marketable investments of $121.0 million. This balance includes $88.7 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 15 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporate herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2023, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2023, we did not purchase any shares of our common stock under the stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.4	Amended and Restated By-Laws of Forrester Research, Inc. (see Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2022)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

10.1

Second Amendment to Credit Agreement, dated as of April 25, 2023, among the Company, as borrower, SiriusDecisions, Inc. and Whitcomb Investments, Inc., each as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. (filed herewith)

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

Date: May 9, 2023