Form 10-Q
period 2023-06-30
FORRESTER RESEARCH, INC.
filed 2023-08-09
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 2, 2023, 19,212,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$109,951	$103,629
Marketable investments	13,664	19,688
Accounts receivable, net of allowance for expected credit losses of $578 and $560 as of June 30, 2023 and December 31, 2022, respectively	46,277	73,345
Deferred commissions	18,260	24,559
Prepaid expenses and other current assets	22,069	14,069
Total current assets	210,221	235,290
Property and equipment, net	20,707	23,208
Operating lease right-of-use assets	44,649	49,970
Goodwill	243,287	242,149
Intangible assets, net	43,406	49,504
Other assets	8,404	8,317
Total assets	$570,674	$608,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,137	$361
Accrued expenses and other current liabilities	62,779	91,007
Deferred revenue	179,613	178,021
Total current liabilities	243,529	269,389
Long-term debt	35,000	50,000
Non-current operating lease liabilities	44,831	50,751
Other non-current liabilities	15,669	16,642
Total liabilities	339,029	386,782
Commitments and contingencies (Note 5, 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,512 and 24,367 shares as of June 30, 2023 and December 31, 2022, respectively
Outstanding - 19,180 and 19,062 shares as of June 30, 2023 and December 31, 2022, respectively	245	244
Additional paid-in capital	269,371	261,766
Retained earnings	175,860	174,631
Treasury stock - 5,332 and 5,305 shares as of June 30, 2023 and December 31, 2022, respectively	(207,887)	(207,067)
Accumulated other comprehensive loss	(5,944)	(7,918)
Total stockholders’ equity	231,645	221,656
Total liabilities and stockholders’ equity	$570,674	$608,438

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Research	$87,699	$89,447	$168,605	$175,227
Consulting	29,970	39,262	61,720	77,693
Events	17,920	19,537	18,934	20,297
Total revenues	135,589	148,246	249,259	273,217
Operating expenses:
Cost of services and fulfillment	54,614	60,991	103,906	114,242
Selling and marketing	41,581	44,974	83,113	89,018
General and administrative	15,315	15,925	36,542	31,449
Depreciation	2,191	2,299	4,295	4,618
Amortization of intangible assets	3,068	3,354	6,134	6,716
Restructuring and related costs	10,532	—	12,121	—
Total operating expenses	127,301	127,543	246,111	246,043
Income from operations	8,288	20,703	3,148	27,174
Interest expense	(730)	(535)	(1,523)	(1,148)
Other income (expense), net	514	103	1,064	(154)
Gain on investments, net	—	—	—	426
Income before income taxes	8,072	20,271	2,689	26,298
Income tax expense	2,768	6,397	1,460	8,276
Net income	$5,304	$13,874	$1,229	$18,022
Basic income per common share	$0.28	$0.74	$0.06	$0.95
Diluted income per common share	$0.28	$0.72	$0.06	$0.94
Basic weighted average common shares outstanding	19,193	18,871	19,151	18,929
Diluted weighted average common shares outstanding	19,258	19,173	19,214	19,218

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$5,304	$13,874	$1,229	$18,022

Other comprehensive income (loss), net of tax:
Foreign currency translation	746	(4,528)	1,952	(5,842)
Net change in market value of investments	(11)	(29)	22	(93)
Net change in market value of interest rate swap	—	68	—	264
Other comprehensive income (loss)	735	(4,489)	1,974	(5,671)
Comprehensive income	$6,039	$9,385	$3,203	$12,351

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,229	$18,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,295	4,618
Impairment of property and equipment	600	—
Amortization of intangible assets	6,134	6,716
Net gains from investments	—	(426)
Deferred income taxes	(1,479)	(3,225)
Stock-based compensation	7,025	7,131
Operating lease right-of-use assets amortization and impairments	6,691	5,384
Amortization of deferred financing fees	220	219
Amortization of (discount) premium on investments	(122)	71
Foreign currency losses	39	80
Changes in assets and liabilities:
Accounts receivable	27,391	26,705
Deferred commissions	6,299	7,062
Prepaid expenses and other current assets	(7,122)	(326)
Accounts payable	767	(734)
Accrued expenses and other liabilities	(28,824)	(30,680)
Deferred revenue	(535)	318
Operating lease liabilities	(6,820)	(6,180)
Net cash provided by operating activities	15,788	34,755
Cash flows from investing activities:
Purchases of property and equipment	(2,664)	(2,698)
Purchases of marketable investments	(964)	(12,028)
Proceeds from maturities of marketable investments	7,138	10,955
Other investing activity	(66)	179
Net cash provided by (used in) investing activities	3,444	(3,592)
Cash flows from financing activities:
Payments on borrowings	(15,000)	(25,000)
Repurchases of common stock	(820)	(15,112)
Proceeds from issuance of common stock under employee equity incentive plans	1,840	2,077
Taxes paid related to net share settlements of stock-based compensation awards	(1,259)	(255)
Net cash used in financing activities	(15,239)	(38,290)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,424	(5,645)
Net change in cash, cash equivalents and restricted cash	6,417	(12,772)
Cash, cash equivalents and restricted cash, beginning of period	105,654	118,031
Cash, cash equivalents and restricted cash, end of period	$112,071	$105,259
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,302	$938
Cash paid for income taxes	$9,729	$4,189

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2023 may not be indicative of the results for the year ending December 31, 2023, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$109,951	$103,225
Restricted cash classified in other assets (1):	2,120	2,034
Cash, cash equivalents and restricted cash shown in statement of cash flows	$112,071	$105,259

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$11,846	$—	$(162)	$11,684
Federal agency obligations	1,999	—	(19)	1,980
Total	$13,845	$—	$(181)	$13,664

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,900	$8	$(205)	$17,703
Federal agency obligations	1,999	—	(14)	1,985
Total	$19,899	$8	$(219)	$19,688

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the three and six months ended June 30, 2023 and 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2023 (in thousands).

	FY 2023	FY 2024	FY 2025	Total
Corporate obligations	$5,953	$3,832	$1,899	$11,684
Federal agency obligations	—	1,980	—	$1,980
Total	$5,953	$5,812	$1,899	$13,664

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$7,280	$85	$4,403	$77
Federal agency obligations	1,980	19	—	—
Total	$9,260	$104	$4,403	$77

	As of December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$9,619	$139	$8,084	$66
Federal agency obligations	1,985	14	—	—
Total	$11,604	$153	$8,084	$66

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

The Company performed its annual impairment testing as of November 30, 2022 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through June 30, 2023, there were no events or circumstances that required an interim impairment test. Accordingly, as of June 30, 2023, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the six months ended June 30, 2023 is summarized as follows (in thousands):

Balance at December 31, 2022	$242,149
Translation adjustments	1,138
Balance at June 30, 2023	$243,287

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,798	$38,032	$39,766
Technology	16,303	14,992	1,311
Trademarks	12,486	10,157	2,329
Total	$106,587	$63,181	$43,406

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,786	$33,805	$43,981
Technology	16,803	14,696	2,107
Trademarks	12,472	9,056	3,416
Total	$107,061	$57,557	$49,504

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2023 (remainder)	$5,817
2024	9,916
2025	8,876
2026	8,392
2027	8,324
Thereafter	2,081
Total	$43,406

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2023.

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

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2023, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2023	December 31, 2022
Credit facility	$35,000	$50,000

The contractual annualized interest rate as of June 30, 2023 was 6.452%, which consisted of SOFR of 5.102% plus a margin of 1.35%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of June 30, 2023. The weighted average annual effective interest rate for the three and six months ended June 30, 2023, was 6.32% and 6.06%, respectively.

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

Note 5 — Leases

All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease right-of-use (“ROU”) assets and non-current operating lease liabilities are included as individual line items in the Consolidated Balance Sheets, while short-term operating lease liabilities are recorded within accrued expenses and other current liabilities. Leases with an initial term of twelve months or less are not recorded in the Consolidated Balance Sheets and are not material.

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Operating lease cost	$3,240	$3,600
Short-term lease cost	257	175
Variable lease cost	1,072	1,463
Sublease income	(130)	(192)
Total lease cost	$4,439	$5,046

	For the Six Months Ended June 30,
	2023	2022
Operating lease cost	$6,554	$7,252
Short-term lease cost	518	312
Variable lease cost	1,857	3,013
Sublease income	(261)	(383)
Total lease cost	$8,668	$10,194

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,820	$6,180
Operating lease ROU assets obtained in exchange for lease obligations	$1,110	$172
Weighted-average remaining lease term - operating leases (years)	4.7	5.5
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of June 30, 2023 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2023 (remainder)	$8,133	$307
2024	16,184	624
2025	13,920	—
2026	12,336	—
2027	5,713	—
Thereafter	8,913	—
Total lease payments and estimated sublease cash receipts	65,199	$931
Less imputed interest	(6,225)
Present value of lease liabilities	$58,974

Lease balances as of June 30, 2023 are as follows (in thousands):

Operating lease ROU assets	$44,649

Short-term operating lease liabilities (1)	$14,143
Non-current operating lease liabilities	44,831
Total operating lease liabilities	$58,974

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the six months ended June 30, 2023, the Company recorded ROU asset impairments of $0.8 million related to closing one floor of its offices located in San Francisco and one other smaller office location. The impairments are included in restructuring and related costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2023	2022	2023	2022
North America	$112,006	$124,177	$204,677	$226,487
Europe	15,564	15,871	29,276	30,343
Asia Pacific	6,137	6,445	11,519	13,118
Other	1,882	1,753	3,787	3,269
Total	$135,589	$148,246	$249,259	$273,217

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2023 or 2022.

The majority of the Company’s contracts are non-cancelable. However, for contracts that are cancelable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.

In addition, since the majority of the Company’s contracts are invoiced for annual periods, and payment is expected within one year from the transfer of products and services, the Company does not adjust its receivables or transaction prices for the effects of a significant financing component.

Deferred Revenue

The Company refers to contract liabilities as deferred revenue in the Consolidated Balance Sheets. Payment terms in the Company’s customer contracts vary, but generally require payment in advance of fully satisfying the performance obligation(s). Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for unpaid invoices issued on a cancelable contract.

During the three months ended June 30, 2023 and 2022, the Company recognized $53.0 million and $58.4 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the six months ended June 30, 2023 and 2022, the Company recognized $125.9 million and $139.3 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $362.2 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of June 30, 2023.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2023 is summarized as follows (in thousands):

Balance at December 31, 2022	$560
Provision for expected credit losses	315
Write-offs	(297)
Balance at June 30, 2023	$578

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended June 30, 2023 and 2022 was $10.4 million and $11.8 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2023 and 2022 was $19.0 million and $21.8 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2023 and 2022.
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

During the six months ended June 30, 2023, the Company entered into six foreign currency forward exchange contracts, all of which settled by June 30, 2023. Accordingly, as of June 30, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the six months ended June 30, 2022, the Company entered into eight foreign currency forward exchange contracts, all of which settled by June 30, 2022. Accordingly, as of June 30, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2023	2022	2023	2022
Interest expense (1)	$—	$(50)	$—	$(195)
Other income (expense), net (2)	4	(93)	66	(176)
Total	$4	$(143)	$66	$(371)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,360	$—	$5,360
Marketable investments (2)	—	13,664	13,664
Total Assets	$5,360	$13,664	$19,024

	As of December 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,800	$—	$5,800
Marketable investments (2)	—	19,688	19,688
Total Assets	$5,800	$19,688	$25,488

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

During the six months ended June 30, 2023, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 9 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, tax benefits or expense related to settlements of share-based awards, and foreign currency gains or losses are treated as discrete items and are recorded in the period in which they arise.

Income tax expense for the six months ended June 30, 2023 was $1.5 million resulting in an effective tax rate of 54.3% for the period. Income tax expense for the six months ended June 30, 2022 was $8.3 million resulting in an effective tax rate of 31.5% for the period.

The increase in the effective tax rate during the 2023 period was primarily due to tax expense related to the settlement of share-based awards in 2023. The Company anticipates that its effective tax rate for the full year 2023 will be approximately 43%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2023	$(126)	$(6,553)	$(6,679)
Foreign currency translation (1)	—	746	746
Unrealized loss, net of tax of $4	(11)	—	(11)
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at March 31, 2022	$(89)	$(16)	$(4,266)	$(4,371)
Foreign currency translation (1)	—	—	(4,528)	(4,528)
Unrealized gain (loss) before reclassification, net of tax of $(1)	(29)	32	—	3
Reclassification to income, net of tax of $(14) (2)	—	36	—	36
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	1,952	1,952
Unrealized gain, net of tax of $(7)	22	—	22
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(5,842)	(5,842)
Unrealized gain (loss) before reclassification, net of tax of $(16)	(93)	123	—	30
Reclassification to income, net of tax of $(54) (2)	—	141	—	141
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	19,193	18,871	19,151	18,929
Weighted average common equivalent shares	65	302	63	289
Diluted weighted average common shares outstanding	19,258	19,173	19,214	19,218
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	706	23	657	11

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2023	24,495	$245	$265,691	$170,556	5,305	$(207,067)	$(6,679)	$222,746
Issuance of common stock under stock plans, including tax effects	17	—	(180)	—	—	—	—	(180)
Repurchases of common stock	—	—	—	—	27	(820)	—	(820)
Stock-based compensation expense	—	—	3,860	—	—	—	—	3,860
Net income	—	—	—	5,304	—	—	—	5,304
Net change in marketable investments, net of tax	—	—	—	—	—	—	(11)	(11)
Foreign currency translation	—	—	—	—	—	—	746	746
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645

	Three Months Ended June 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at March 31, 2022	24,143	$241	$251,001	$156,973	5,202	$(201,414)	$(4,371)	$202,430
Issuance of common stock under stock plans, including tax effects	16	1	99	—	—	—	—	100
Repurchases of common stock	—	—	—	—	103	(5,653)	—	(5,653)
Stock-based compensation expense	—	—	3,837	—	—	—	—	3,837
Net income	—	—	—	13,874	—	—	—	13,874
Net change in interest rate swap, net of tax	—	—	—	—	—	—	68	68
Net change in marketable investments, net of tax	—	—	—	—	—	—	(29)	(29)
Foreign currency translation	—	—	—	—	—	—	(4,528)	(4,528)
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099

	Six Months Ended June 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	145	1	580	—	—	—	—	581
Repurchases of common stock	—	—	—	—	27	(820)	—	(820)
Stock-based compensation expense	—	—	7,025	—	—	—	—	7,025
Net income	—	—	—	1,229	—	—	—	1,229
Net change in marketable investments, net of tax	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	1,952	1,952
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645

	Six Months Ended June 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	74	1	1,821	—	—	—	—	1,822
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	7,131	—	—	—	—	7,131
Net income	—	—	—	18,022	—	—	—	18,022
Net change in interest rate swap, net of tax	—	—	—	—	—	—	264	264
Net change in marketable investments, net of tax	—	—	—	—	—	—	(93)	(93)
Foreign currency translation	—	—	—	—	—	—	(5,842)	(5,842)
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2023 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	682	$46.28
Granted	309	34.52
Vested	(117)	50.70
Forfeited	(86)	43.55
Unvested at June 30, 2023	788	$41.32

Stock option activity for the six months ended June 30, 2023 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2022	89	$35.58
Granted	144	33.04
Exercised	(2)	34.37
Forfeited	(26)	34.27
Outstanding at June 30, 2023	205	$33.97	6.74	$—
Exercisable at June 30, 2023	76	$35.55	1.81	$—
Vested and expected to vest at June 30, 2023	205	$33.97	6.74	$—

In May 2023, stockholders of the Company approved the amendment and restatement of the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Amended and Restated Equity Incentive Plan”), pursuant to which the number of shares available for purchase was increased by 3,500,000 shares.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of services and fulfillment	$2,209	$2,203	$4,056	$4,129
Selling and marketing	807	752	1,304	1,385
General and administrative	844	882	1,665	1,617
Total	$3,860	$3,837	$7,025	$7,131

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023		2022	2023		2022
	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	5.00%	0.86%	4.27%	5.00%	0.86%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	4.75 Years	0.5 Years	0.5 Years	4.75 Years	0.5 Years	0.5 Years
Expected volatility	43%	46%	24%	43%	46%	24%
Weighted average fair value	$14.24	$9.47	$11.02	$14.24	$9.47	$11.02

Treasury Stock

As of June 30, 2023, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2023, the Company repurchased approximately 27 thousand shares of common stock at an aggregate cost of approximately $0.8 million. During the three and six months ended June 30, 2022, the Company repurchased approximately 0.1 million shares and 0.3 million shares of common stock at an aggregate cost of approximately $5.7 million and $15.1 million, respectively. From the inception of the program through June 30, 2023, the Company repurchased 17.0 million shares of common stock at an aggregate cost of $510.9 million.

Note 13 — Restructuring and Related Costs

In January 2023, the Company implemented a reduction in its workforce of approximately 4% of its employees across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. The Company expects the accrued restructuring and related costs as of June 30, 2023 to be fully paid by the end of 2023.

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the six months ended June 30, 2023 (in thousands):

Accrual at December 31, 2022	$4,360
Additional restructuring and related costs	1,589
Non-cash charge (included above)	(1,002)
Cash payments	(3,815)
Accrual at June 30, 2023	$1,132

In May 2023, the Company implemented a reduction of approximately 8% of its workforce across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. The Company expects the majority of the accrued restructuring and related costs as of June 30, 2023 to be fully paid by the end of 2023.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the six months ended June 30, 2023 (in thousands):

Accrual at December 31, 2022	$—
Additional restructuring and related costs	10,532
Non-cash charge (included above)	(2,253)
Cash payments	(3,299)
Accrual at June 30, 2023	$4,980

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2023
Research revenues	$87,699	$—	$—	$87,699
Consulting revenues	7,003	22,967	—	29,970
Events revenues	—	—	17,920	17,920
Total segment revenues	94,702	22,967	17,920	135,589
Segment expenses	(32,536)	(11,429)	(10,524)	(54,489)
Selling, marketing, administrative and other expenses				(59,212)
Amortization of intangible assets				(3,068)
Restructuring and related costs				(10,532)
Interest expense, other income, and gains on investments				(216)
Income before income taxes				$8,072

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2022
Research revenues	$89,447	$—	$—	$89,447
Consulting revenues	10,921	28,341	—	39,262
Events revenues	—	—	19,537	19,537
Total segment revenues	100,368	28,341	19,537	148,246
Segment expenses	(32,897)	(14,059)	(11,051)	(58,007)
Selling, marketing, administrative and other expenses				(66,182)
Amortization of intangible assets				(3,354)
Interest expense, other income, and gains on investments				(432)
Income before income taxes				$20,271

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2023
Research revenues	$168,605	$—	$—	$168,605
Consulting revenues	14,922	46,798	—	61,720
Events revenues	—	—	18,934	18,934
Total segment revenues	183,527	46,798	18,934	249,259
Segment expenses	(68,043)	(23,782)	(12,155)	(103,980)
Selling, marketing, administrative and other expenses				(123,876)
Amortization of intangible assets				(6,134)
Restructuring and related costs				(12,121)
Interest expense, other income, and gains on investments				(459)
Income before income taxes				$2,689

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2022
Research revenues	$175,227	$—	$—	$175,227
Consulting revenues	22,111	55,582	—	77,693
Events revenues	—	—	20,297	20,297
Total segment revenues	197,338	55,582	20,297	273,217
Segment expenses	(67,077)	(28,376)	(12,802)	(108,255)
Selling, marketing, administrative and other expenses				(131,072)
Amortization of intangible assets				(6,716)
Interest expense, other expense, and gains on investments				(876)
Income before income taxes				$26,298

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the six months ended

June 30, 2022, and we have also provided recast CV amounts dating back to the second quarter of 2021, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Contract value	$344.0	$345.3	$(1.3)	(—%)
Client retention	74%	76%	(2) points	—
Wallet retention	92%	99%	(7) points	—
Number of clients	2,604	2,928	(324)	(11%)

Contract value at June 30, 2023 was consistent with the prior year period. Client retention decreased by 2 percentage points and wallet retention decreased by 7 percentage points at June 30, 2023 compared to the prior year period, however the retention metrics were consistent with the prior quarter. The decrease in our retention rates and number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions caused by high-inflation, increasing interest rates, geopolitical turbulence, and the threat of recession, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through 2023.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Research revenues	64.7%	60.3%	67.6%	64.1%
Consulting revenues	22.1	26.5	24.8	28.4
Events revenues	13.2	13.2	7.6	7.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.3	41.1	41.7	41.8
Selling and marketing	30.7	30.3	33.3	32.6
General and administrative	11.3	10.7	14.7	11.5
Depreciation	1.5	1.6	1.6	1.7
Amortization of intangible assets	2.3	2.3	2.5	2.5
Restructuring and related costs	7.8	—	4.9	—
Income from operations	6.1	14.0	1.3	9.9
Interest expense	(0.5)	(0.4)	(0.6)	(0.4)
Other income (expense), net	0.4	0.1	0.4	(0.1)
Gain on investments, net	—	—	—	0.2
Income before income taxes	6.0	13.7	1.1	9.6
Income tax expense	2.1	4.3	0.6	3.0
Net income	3.9%	9.4%	0.5%	6.6%

Three and Six Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$135.6	$148.2	$(12.7)	(9%)
Research revenues	$87.7	$89.4	$(1.7)	(2%)
Consulting revenues	$30.0	$39.3	$(9.3)	(24%)
Events revenues	$17.9	$19.5	$(1.6)	(8%)
Revenues attributable to customers outside of the U.S.	$28.0	$29.8	$(1.8)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	21%	20%	1 point	—

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$249.3	$273.2	$(24.0)	(9%)
Research revenues	$168.6	$175.2	$(6.6)	(4%)
Consulting revenues	$61.7	$77.7	$(16.0)	(21%)
Events revenues	$18.9	$20.3	$(1.4)	(7%)
Revenues attributable to customers outside of the U.S.	$53.2	$57.3	$(4.1)	(7%)
Percentage of revenue attributable to customers outside of the U.S.	21%	21%	—	—

Total revenues decreased 9% during both the three and six months ended June 30, 2023, compared to the prior year periods, and decreased by 8% for the six months ended June 30, 2023 when excluding the effect of changes in foreign currencies. Revenues from customers outside the U.S. decreased 6% and 7% during the three and six months ended June 30, 2023, respectively, and decreased by approximately 5% for the six months ended June 30, 2023 when excluding the effect of changes in foreign currencies.

Research revenues are recognized primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 2% and 4% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods, and decreased by 3% for the six months ended June 30, 2023 when excluding the effect of changes in foreign currencies. The decrease in revenues during the periods was primarily due to flat CV growth, with revenue from subscription research products growing 2% during each of the periods, which was offset by a decline in revenue from our reprint product and our other smaller and discontinued products during both periods.

Consulting revenues decreased 24% and 21% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods, and decreased by 20% for the six months ended June 30, 2023 when excluding the effect of changes in foreign currencies. The decrease in revenues during the three and six months ended June 30, 2023 was due to 1) a decrease in delivery of advisory services by our research analysts due primarily to lower client bookings for these services and 2) a decrease in delivery of consulting services by our consulting organization due to the macroeconomic environment and, based on our continued focus on contract value products, we have enacted a policy of only selling consulting to contract value clients, except in limited circumstances.

Events revenues decreased 8% and 7% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods, and decreased by 6% for the six months ended June 30, 2023 when excluding the effect of changes in foreign currencies. The decrease in revenues during the three and six months ended June 30, 2023 was due to a decrease in sponsorship revenues and a decrease in event ticket revenue due to lower attendance.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$54.6	$61.0	$(6.4)	(10%)
Cost of services and fulfillment as a percentage of total revenues	40%	41%	(1) point	—
Service and fulfillment employees (at end of period)	812	879	(67)	(8%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$103.9	$114.2	$(10.3)	(9%)
Cost of services and fulfillment as a percentage of total revenues	42%	42%	—	—

Cost of services and fulfillment expenses decreased 10% during the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to (1) a $3.8 million decrease in compensation and benefit costs due to a decrease in headcount, incentive bonus costs, and benefit costs, (2) a $1.8 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees, partially offset by an increase in survey costs, and (3) a $0.5 million decrease in facilities costs primarily due to a decrease in straight-line and variable lease expense.

Cost of service and fulfillment expenses decreased 9% during the six months ended June 30, 2023 compared to the prior year period, and decreased by 8% when excluding the effect of changes in foreign currencies. The decrease was primarily due to (1) a $4.8 million decrease in compensation and benefit costs due to a decrease in both incentive bonus costs and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), which were partially offset by an increase in salary costs due to an increase in average headcount, (2) a $4.5 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees, and (3) a $1.1 million decrease in facilities costs due to a decrease in straight-line and variable lease expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$41.6	$45.0	$(3.4)	(8%)
Selling and marketing expenses as a percentage of total revenues	31%	30%	1 point	—
Selling and marketing employees (at end of period)	700	780	(80)	(10%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$83.1	$89.0	$(5.9)	(7%)
Selling and marketing expenses as a percentage of total revenues	33%	33%	—	—

Selling and marketing expenses decreased 8% during the three months ended June 30, 2023 compared to the prior year period, and decreased by 7% when excluding the effect of changes in foreign currencies. The decrease was primarily due to a $3.1 million decrease in compensation and benefit costs due to a decrease in commissions expense, headcount, incentive bonus costs, and benefit costs and (2) a $0.4 million decrease in facilities costs primarily due to a decrease in straight-line and variable lease expense.

Selling and marketing expenses decreased 7% during the six months ended June 30, 2023 compared to the prior year period, and decreased by 6% when excluding the effect of changes in foreign currencies. The decrease was primarily due to (1) a $4.7 million decrease in compensation and benefit costs due a decrease in commissions expense, incentive bonus costs, and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States) and (2) a $1.0 million decrease in facilities costs due to a decrease in straight-line and variable lease expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$15.3	$15.9	$(0.6)	(4%)
General and administrative expenses as a percentage of total revenues	11%	11%	—	—
General and administrative employees (at end of period)	281	286	(5)	(2%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$36.5	$31.4	$5.1	16%
General and administrative expenses as a percentage of total revenues	15%	12%	3 points	—

General and administrative expenses decreased 4% during the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to a $0.7 million decrease in compensation and benefit costs due to a decrease in incentive bonus and benefit costs, partially offset by an increase in salaries due to an increase in average headcount.

General and administrative expenses increased 16% during the six months ended June 30, 2023 compared to the prior year period, and increased by 17% when excluding the effect of changes in foreign currencies. The increase was primarily due to a $5.7 million increase in legal costs, due primarily to a $4.8 million provision for a preliminary legal settlement for a wage-related matter and related legal services.

Depreciation

Depreciation expense was consistent during the three and six months ended June 30, 2023 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively, compared to the prior year periods due to a decrease in the amortization of a trademark intangible asset.

Restructuring and Related Costs

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

In May 2023, we implemented a reduction of approximately 8% of our workforce across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. We also incurred $0.7 million in contract termination costs. We expect the majority of the accrued restructuring and related costs as of June 30, 2023 to be fully paid by the end of 2023.

Interest Expense

Interest expense consists of interest on our borrowings and in 2022 also included realized gains and losses on the related interest rate swap. Interest expense increased by $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, compared to the prior year periods due to an increase in the annualized interest rate on our borrowing partially offset by lower average outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains and losses on foreign currency, gains and losses on foreign currency forward contracts, and interest income. Other income (expense), net increased $0.4 million and $1.2 million during the three and six months ended June 30, 2023, respectively, compared to the prior year periods primarily due to an increase in interest income.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net decreased $0.4 million during the six months ended June 30, 2023 compared to the prior year period. The decrease was due to a decrease in investment gains generated by the underlying funds.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.8	$6.4	$(3.6)	(57%)
Effective tax rate	34%	32%	2 points	—

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$1.5	$8.3	$(6.8)	(82%)
Effective tax rate	54%	31%	23 points	—

Income tax expense decreased by $6.8 million during the six months ended June 30, 2023 compared to the prior year period primarily due to the decrease in income from operations. The increase in the effective tax rate during the 2023 period was primarily due to tax expense related to the settlement of share-based awards in 2023. For the full year 2023, we anticipate that our effective tax rate will be approximately 43%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest and other income (expense), and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2023
Research revenues	$87,699	$—	$—	$87,699
Consulting revenues	7,003	22,967	—	29,970
Events revenues	—	—	17,920	17,920
Total segment revenues	94,702	22,967	17,920	135,589
Segment expenses	(32,536)	(11,429)	(10,524)	(54,489)
Year over year revenue change	(6%)	(19%)	(8%)	(9%)
Year over year expense change	(1%)	(19%)	(5%)	(6%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2022
Research revenues	$89,447	$—	$—	$89,447
Consulting revenues	10,921	28,341	—	39,262
Events revenues	—	—	19,537	19,537
Total segment revenues	100,368	28,341	19,537	148,246
Segment expenses	(32,897)	(14,059)	(11,051)	(58,007)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2023
Research revenues	$168,605	$—	$—	$168,605
Consulting revenues	14,922	46,798	—	61,720
Events revenues	—	—	18,934	18,934
Total segment revenues	183,527	46,798	18,934	249,259
Segment expenses	(68,043)	(23,782)	(12,155)	(103,980)
Year over year revenue change	(7%)	(16%)	(7%)	(9%)
Year over year expense change	1%	(16%)	(5%)	(4%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2022
Research revenues	$175,227	$—	$—	$175,227
Consulting revenues	22,111	55,582	—	77,693
Events revenues	—	—	20,297	20,297
Total segment revenues	197,338	55,582	20,297	273,217
Segment expenses	(67,077)	(28,376)	(12,802)	(108,255)

Research segment revenues decreased 6% and 7% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods. For the three and six months ended June 30, 2023, research product revenues within this segment decreased 2% and 4%, respectively, which was primarily due to flat CV growth, with revenue from our subscription research products growing 2% for both periods, offset by a decline in revenue from our reprint product and our other smaller and discontinued products during the periods. For the three and six months ended June 30, 2023, consulting product revenues within this segment decreased 36% and 33%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 1% and increased 1% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2023 was primarily due to a decrease in compensation and benefit costs primarily due to a decrease in headcount and benefit costs. The increase in expenses during the six months ended June 30, 2023 was primarily due to (1) a $1.7 million increase in compensation and benefit costs primarily due to an increase in average headcount, partially offset by (2) a $1.0 million decrease in professional services due to a decrease in contractor costs and consulting fees.

Consulting segment revenues decreased 19% and 16% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2023 was primarily due to a decrease in delivery of consulting services due to the macroeconomic environment and, based on our continued focus on contract value products, we have enacted a policy of only selling consulting to contract value clients, except in limited circumstances.

Consulting segment expenses decreased 19% and 16% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2023 was primarily due to (1) a $1.2 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees, (2) a $0.7 million decrease in outsourced expenses, and (3) a $0.7 million decrease in compensation and benefit costs primarily due to a decrease in headcount and benefit costs. The decrease in expenses during the six months ended June 30, 2023 was primarily due to (1) a 2.5 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees, (2) a $1.3 million decrease in outsourced expenses, and (3) a $0.8 million decrease in compensation and benefit costs primarily due to a decrease in benefit costs.

Event segment revenues decreased 8% and 7% during the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in revenues was due to a decrease in sponsorship revenues and a decrease in event ticket revenue due to lower attendance.

Event segment expenses decreased 5% for both the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in expenses during the three and six months ended June 30, 2023 was primarily due to a decrease in compensation and benefit costs.

Liquidity and Capital Resources

The amounts reported in our earnings release and Form 8-K filed on July 27, 2023 for net cash provided by operating activities and purchases of property and equipment of $15.4 million and $(2.3) million, respectively, have been adjusted in this Form 10-Q to $15.8 million and $(2.7) million, respectively.

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 68% of our revenues during the six months ended June 30, 2023, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $15.8 million and $34.8 million during the six months ended June 30, 2023 and 2022, respectively. The $19.0 million decrease in cash provided from operations for the six months ended June 30, 2023 compared to the prior year period was primarily due to a $16.8 million decrease in net income, the timing of certain benefit payments, and an increase in income tax payments.

During the six months ended June 30, 2023, we generated cash from investing activities of $3.4 million primarily from $6.2 million in net maturities of marketable investments partially offset by $2.7 million of purchases of property and equipment, primarily consisting of computer software. During the six months ended June 30, 2022, we used cash in investing activities of $3.6 million primarily for $2.7 million for purchases of property and equipment, primarily consisting of computer software and equipment, and $1.1 million in net purchases of marketable investments.

We used $15.2 million of cash from financing activities during the six months ended June 30, 2023 primarily due to $15.0 million of discretionary repayments of our revolving credit facility, $1.3 million in taxes paid related to net share settlements of restricted stock units, and $0.8 million for purchases of our common stock, partially offset by $1.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $38.3 million of cash in financing activities during the six months ended June 30, 2022 primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $2.1 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of June 30, 2023, our remaining stock repurchase authorization was approximately $74.1 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at June 30, 2023 and matures in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of June 30, 2023 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 8 years. As of June 30, 2023, remaining non-cancelable lease payments are due as follows: $8.1 million in 2023, $30.1 million within 2024 and 2025, $18.0 million within 2026 and 2027, and $8.9 million beyond 2027.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2023, we had cash, cash equivalents, and marketable investments of $123.6 million. This balance includes $90.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 15 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2023, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2023, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
April 1 - April 30	—	$—	—	$74,966
May 1 - May 31	—	$—	—	$74,966
June 1 - June 30	27,500	$29.82	27,500	$74,146
Total for the quarter	27,500		27,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 9, 2023