Form 10-Q
period 2023-09-30
FORRESTER RESEARCH, INC.
filed 2023-11-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 1, 2023, 19,239,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$101,706	$103,629
Marketable investments	9,750	19,688
Accounts receivable, net of allowance for expected credit losses of $626 and $560 as of September 30, 2023 and December 31, 2022, respectively	41,016	73,345
Deferred commissions	16,558	24,559
Prepaid expenses and other current assets	15,855	14,069
Total current assets	184,885	235,290
Property and equipment, net	19,693	23,208
Operating lease right-of-use assets	42,021	49,970
Goodwill	242,061	242,149
Intangible assets, net	40,343	49,504
Other assets	7,053	8,317
Total assets	$536,056	$608,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$762	$361
Accrued expenses and other current liabilities	56,533	91,007
Deferred revenue	158,349	178,021
Total current liabilities	215,644	269,389
Long-term debt	35,000	50,000
Non-current operating lease liabilities	40,843	50,751
Other non-current liabilities	11,679	16,642
Total liabilities	303,166	386,782
Commitments and contingencies (Note 5, 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,672 and 24,367 shares as of September 30, 2023 and December 31, 2022, respectively
Outstanding - 19,235 and 19,062 shares as of September 30, 2023 and December 31, 2022, respectively	247	244
Additional paid-in capital	273,797	261,766
Retained earnings	178,344	174,631
Treasury stock - 5,437 and 5,305 shares as of September 30, 2023 and December 31, 2022, respectively	(211,149)	(207,067)
Accumulated other comprehensive loss	(8,349)	(7,918)
Total stockholders’ equity	232,890	221,656
Total liabilities and stockholders’ equity	$536,056	$608,438

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Research	$80,606	$87,038	$249,211	$262,265
Consulting	28,237	37,382	89,957	115,075
Events	4,588	3,259	23,522	23,556
Total revenues	113,431	127,679	362,690	400,896
Operating expenses:
Cost of services and fulfillment	47,978	52,717	151,884	166,959
Selling and marketing	39,967	44,231	123,080	133,249
General and administrative	15,108	16,448	51,650	47,897
Depreciation	2,262	2,374	6,557	6,992
Amortization of intangible assets	3,041	3,352	9,175	10,068
Restructuring and related costs	19	—	12,140	—
Total operating expenses	108,375	119,122	354,486	365,165
Income from operations	5,056	8,557	8,204	35,731
Interest expense	(763)	(584)	(2,286)	(1,732)
Other income, net	568	346	1,632	192
Gain on investments, net	—	—	—	426
Income before income taxes	4,861	8,319	7,550	34,617
Income tax expense	2,377	2,905	3,837	11,181
Net income	$2,484	$5,414	$3,713	$23,436
Basic income per common share	$0.13	$0.29	$0.19	$1.24
Diluted income per common share	$0.13	$0.28	$0.19	$1.22
Basic weighted average common shares outstanding	19,191	18,958	19,164	18,939
Diluted weighted average common shares outstanding	19,289	19,139	19,239	19,192

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,484	$5,414	$3,713	$23,436

Other comprehensive loss, net of tax:
Foreign currency translation	(2,435)	(4,971)	(483)	(10,813)
Net change in market value of investments	30	(54)	52	(147)
Net change in market value of interest rate swap	—	(5)	—	259
Other comprehensive loss	(2,405)	(5,030)	(431)	(10,701)
Comprehensive income	$79	$384	$3,282	$12,735

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,713	$23,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,557	6,992
Impairment of property and equipment	600	—
Amortization of intangible assets	9,175	10,068
Net gains from investments	—	(426)
Deferred income taxes	(4,106)	(3,023)
Stock-based compensation	11,169	11,036
Operating lease right-of-use assets amortization and impairments	9,089	8,138
Amortization of deferred financing fees	332	331
Amortization of (discount) premium on investments	(168)	48
Foreign currency gains	(30)	(167)
Changes in assets and liabilities:
Accounts receivable	32,288	34,801
Deferred commissions	8,000	10,741
Prepaid expenses and other current assets	(1,002)	2,185
Accounts payable	403	262
Accrued expenses and other liabilities	(34,839)	(30,801)
Deferred revenue	(20,809)	(26,262)
Operating lease liabilities	(10,581)	(9,556)
Net cash provided by operating activities	9,791	37,803
Cash flows from investing activities:
Purchases of property and equipment	(3,903)	(4,227)
Purchases of marketable investments	(964)	(22,819)
Proceeds from maturities of marketable investments	11,138	21,081
Other investing activity	33	246
Net cash provided by (used in) investing activities	6,304	(5,719)
Cash flows from financing activities:
Payments on borrowings	(15,000)	(25,000)
Repurchases of common stock	(4,082)	(15,112)
Debt issuance costs	(25)	—
Proceeds from issuance of common stock under employee equity incentive plans	3,485	4,298
Taxes paid related to net share settlements of stock-based compensation awards	(2,620)	(2,975)
Net cash used in financing activities	(18,242)	(38,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	242	(10,727)
Net change in cash, cash equivalents and restricted cash	(1,905)	(17,432)
Cash, cash equivalents and restricted cash, beginning of period	105,654	118,031
Cash, cash equivalents and restricted cash, end of period	$103,749	$100,599
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,944	$1,456
Cash paid for income taxes	$10,583	$5,380

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of the results for the year ending December 31, 2023, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$101,706	$98,735
Restricted cash classified in other assets (1):	2,043	1,864
Cash, cash equivalents and restricted cash shown in statement of cash flows	$103,749	$100,599

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard has not impacted the Company’s financial position or results of operations, and will not have an impact in the future as the Company no longer has any financial instruments that reference LIBOR.

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$7,892	$—	$(126)	$7,766
Federal agency obligations	1,999	—	(15)	1,984
Total	$9,891	$—	$(141)	$9,750

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,900	$8	$(205)	$17,703
Federal agency obligations	1,999	—	(14)	1,985
Total	$19,899	$8	$(219)	$19,688

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2023 (in thousands).

	FY 2023	FY 2024	FY 2025	Total
Corporate obligations	$1,996	$3,864	$1,906	$7,766
Federal agency obligations	—	1,984	—	$1,984
Total	$1,996	$5,848	$1,906	$9,750

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$3,417	$34	$4,349	$92
Federal agency obligations	1,984	15	—	—
Total	$5,401	$49	$4,349	$92

	As of December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$9,619	$139	$8,084	$66
Federal agency obligations	1,985	14	—	—
Total	$11,604	$153	$8,084	$66

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

The Company performed its annual impairment testing as of November 30, 2022 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through September 30, 2023, there were no events or circumstances that required an interim impairment test. Accordingly, as of September 30, 2023, the Company had no accumulated goodwill impairment losses. Approximately $8.1 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 is summarized as follows (in thousands):

Balance at December 31, 2022	$242,149
Foreign currency translation adjustments	(88)
Balance at September 30, 2023	$242,061

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,776	$40,125	$37,651
Technology	16,241	15,328	913
Trademarks	12,477	10,698	1,779
Total	$106,494	$66,151	$40,343

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,786	$33,805	$43,981
Technology	16,803	14,696	2,107
Trademarks	12,472	9,056	3,416
Total	$107,061	$57,557	$49,504

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2023 (remainder)	$2,772
2024	9,903
2025	8,872
2026	8,391
2027	8,324
Thereafter	2,081
Total	$40,343

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2023.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

The credit facility provides that once LIBOR ceases to exist in 2023, the benchmark rate for the loans outstanding will automatically transfer from LIBOR to the Secured Overnight Financing Rate (SOFR). In April 2023, the Company executed a second amendment to the credit facility to facilitate the conversion from LIBOR to SOFR and to set the base interest rate at SOFR plus 10 basis points.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2023, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2023	December 31, 2022
Credit facility	$35,000	$50,000

The contractual annualized interest rate as of September 30, 2023 was 6.666%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of September 30, 2023. The weighted average annual effective interest rate for the three and nine months ended September 30, 2023, was 6.60% and 6.24%, respectively.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Operating lease cost	$3,068	$3,546
Short-term lease cost	228	214
Variable lease cost	1,257	1,000
Sublease income	(130)	(192)
Total lease cost	$4,423	$4,568

	For the Nine Months Ended September 30,
	2023	2022
Operating lease cost	$9,622	$10,798
Short-term lease cost	747	526
Variable lease cost	3,113	4,013
Sublease income	(391)	(575)
Total lease cost	$13,091	$14,762

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,442	$9,556
Operating lease ROU assets obtained in exchange for lease obligations	$1,110	$172
Weighted-average remaining lease term - operating leases (years)	4.5	5.3
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of September 30, 2023 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2023 (remainder)	$4,009	$153
2024	15,900	625
2025	13,816	—
2026	12,320	—
2027	5,659	—
Thereafter	8,764	—
Total lease payments and estimated sublease cash receipts	60,468	$778
Less imputed interest	(5,510)
Present value of lease liabilities	$54,958

Lease balances as of September 30, 2023 are as follows (in thousands):

Operating lease ROU assets	$42,021

Short-term operating lease liabilities (1)	$14,115
Non-current operating lease liabilities	40,843
Total operating lease liabilities	$54,958

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the nine months ended September 30, 2023, the Company recorded ROU asset impairments of $0.8 million related to closing one floor of its offices located in San Francisco and one other smaller office location. The impairments are included in restructuring and related costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2023	2022	2023	2022
North America	$91,580	$107,224	$296,257	$333,709
Europe	13,778	12,167	43,053	42,510
Asia Pacific	6,074	6,377	17,593	19,495
Other	1,999	1,911	5,787	5,182
Total	$113,431	$127,679	$362,690	$400,896

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2023 or 2022.

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

During the three months ended September 30, 2023 and 2022, the Company recognized $27.9 million and $31.9 million of revenue, respectively, related to its deferred revenue balances at the beginning of each such period. During the nine months ended September 30, 2023 and 2022, the Company recognized $153.8 million and $171.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $338.9 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of September 30, 2023.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2023 is summarized as follows (in thousands):

Balance at December 31, 2022	$560
Provision for expected credit losses	559
Write-offs	(493)
Balance at September 30, 2023	$626

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended September 30, 2023 and 2022 was $9.2 million and $10.4 million, respectively. Amortization expense related to deferred commissions for the nine months ended September 30, 2023 and 2022 was $28.3 million and $32.2 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2023 and 2022.

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

Foreign Currency Forwards

The Company enters into a limited number of foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on transactions entered into in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. These contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in other income, net in the Consolidated Statements of Operations because the Company does not designate these contracts as hedges for accounting purposes.

During the nine months ended September 30, 2023, the Company entered into nine foreign currency forward exchange contracts, all of which settled by September 30, 2023. Accordingly, as of September 30, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2022, the Company entered into eleven foreign currency forward exchange contracts, all of which settled by September 30, 2022. Accordingly, as of September 30, 2022, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2023	2022	2023	2022
Interest expense (1)	$—	$25	$—	$(170)
Other income, net (2)	(99)	(63)	(33)	(239)
Total expense	$(99)	$(38)	$(33)	$(409)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$22,902	$—	$22,902
Marketable investments (2)	—	9,750	9,750
Total Assets	$22,902	$9,750	$32,652

	As of December 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$5,800	$—	$5,800
Marketable investments (2)	—	19,688	19,688
Total Assets	$5,800	$19,688	$25,488

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

During the nine months ended September 30, 2023, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

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

Income tax expense for the nine months ended September 30, 2023 was $3.8 million resulting in an effective tax rate of 50.8% for the period. Income tax expense for the nine months ended September 30, 2022 was $11.2 million resulting in an effective tax rate of 32.3% for the period.

The increase in the effective tax rate during the 2023 period was primarily due to tax expense related to the settlement of share-based awards in 2023. The Company anticipates that its effective tax rate for the full year 2023 will be approximately 50%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)
Foreign currency translation (1)	—	(2,435)	(2,435)
Unrealized gain, net of tax of $(10)	30	—	30
Balance at September 30, 2023	$(107)	$(8,242)	$(8,349)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at June 30, 2022	$(118)	$52	$(8,794)	$(8,860)
Foreign currency translation (1)	—	—	(4,971)	(4,971)
Unrealized gain (loss) before reclassification, net of tax of $13	(54)	13	—	(41)
Reclassification to income, net of tax of $7 (2)	—	(18)	—	(18)
Balance at September 30, 2022	$(172)	$47	$(13,765)	$(13,890)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	(483)	(483)
Unrealized gain, net of tax of $(17)	52	—	52
Balance at September 30, 2023	$(107)	$(8,242)	$(8,349)

	Marketable	Interest Rate	Translation
	Investments	Swap	Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(10,813)	(10,813)
Unrealized gain (loss) before reclassification, net of tax of $3	(147)	136	—	(11)
Reclassification to income, net of tax of $(47) (2)	—	123	—	123
Balance at September 30, 2022	$(172)	$47	$(13,765)	$(13,890)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	19,191	18,958	19,164	18,939
Weighted average common equivalent shares	98	181	75	253
Diluted weighted average common shares outstanding	19,289	19,139	19,239	19,192
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	631	307	649	110

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645
Issuance of common stock under stock plans, including tax effects	160	2	282	—	—	—	—	284
Repurchases of common stock	—	—	—	—	105	(3,262)	—	(3,262)
Stock-based compensation expense	—	—	4,144	—	—	—	—	4,144
Net income	—	—	—	2,484	—	—	—	2,484
Net change in marketable investments, net of tax	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	—	(2,435)	(2,435)
Balance at September 30, 2023	24,672	$247	$273,797	$178,344	5,437	$(211,149)	$(8,349)	$232,890

	Three Months Ended September 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2022	24,159	$242	$254,937	$170,847	5,305	$(207,067)	$(8,860)	$210,099
Issuance of common stock under stock plans, including tax effects	193	2	(501)	—	—	—	—	(499)
Stock-based compensation expense	—	—	3,905	—	—	—	—	3,905
Net income	—	—	—	5,414	—	—	—	5,414
Net change in interest rate swap, net of tax	—	—	—	—	—	—	(5)	(5)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(54)	(54)
Foreign currency translation	—	—	—	—	—	—	(4,971)	(4,971)
Balance at September 30, 2022	24,352	$244	$258,341	$176,261	5,305	$(207,067)	$(13,890)	$213,889

	Nine Months Ended September 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	305	3	862	—	—	—	—	865
Repurchases of common stock	—	—	—	—	132	(4,082)	—	(4,082)
Stock-based compensation expense	—	—	11,169	—	—	—	—	11,169
Net income	—	—	—	3,713	—	—	—	3,713
Net change in marketable investments, net of tax	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(483)	(483)
Balance at September 30, 2023	24,672	$247	$273,797	$178,344	5,437	$(211,149)	$(8,349)	$232,890

	Nine Months Ended September 30, 2022
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	267	3	1,320	—	—	—	—	1,323
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	11,036	—	—	—	—	11,036
Net income	—	—	—	23,436	—	—	—	23,436
Net change in interest rate swap, net of tax	—	—	—	—	—	—	259	259
Net change in marketable investments, net of tax	—	—	—	—	—	—	(147)	(147)
Foreign currency translation	—	—	—	—	—	—	(10,813)	(10,813)
Balance at September 30, 2022	24,352	$244	$258,341	$176,261	5,305	$(207,067)	$(13,890)	$213,889

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2023 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	682	$46.28
Granted	625	33.34
Vested	(256)	45.33
Forfeited	(99)	43.24
Unvested at September 30, 2023	952	$38.36

Stock option activity for the nine months ended September 30, 2023 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2022	89	$35.58
Granted	144	33.04
Exercised	(2)	34.37
Forfeited	(27)	34.23
Outstanding at September 30, 2023	204	$33.98	6.52	$—
Exercisable at September 30, 2023	75	$35.58	1.57	$—
Vested and expected to vest at September 30, 2023	204	$33.98	6.52	$—

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

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of services and fulfillment	$2,449	$2,268	$6,505	$6,397
Selling and marketing	790	743	2,094	2,128
General and administrative	905	894	2,570	2,511
Total	$4,144	$3,905	$11,169	$11,036

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	5.51%	3.71%	4.27%	5.51%	3.71%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	4.75 Years	0.5 Years	0.5 Years	4.75 Years	0.5 Years	0.5 Years
Expected volatility	43%	35%	33%	43%	35%	33%
Weighted average fair value	$14.24	$7.90	$10.22	$14.24	$7.90	$10.22

Treasury Stock

As of September 30, 2023, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During each of the three and nine months ended September 30, 2023, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $3.3 and $4.1 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased approximately 0.3 million shares of common stock at an aggregate cost of approximately $15.1 million. From the inception of the program through September 30, 2023, the Company repurchased 17.1 million shares of common stock at an aggregate cost of $514.1 million.

Note 13 — Restructuring and Related Costs

In January 2023, the Company implemented a reduction in its workforce of approximately 4% across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. The Company expects the accrued restructuring and related costs as of September 30, 2023 to be fully paid by the end of 2023.

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the nine months ended September 30, 2023 (in thousands):

Accrual at December 31, 2022	$4,360
Additional restructuring and related costs	1,550
Non-cash charge (included above)	(1,002)
Cash payments	(4,546)
Accrual at September 30, 2023	$362

In May 2023, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. The Company expects the majority of the accrued restructuring and related costs as of September 30, 2023 to be fully paid by the end of 2023.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the nine months ended September 30, 2023 (in thousands):

Accrual at December 31, 2022	$—
Additional restructuring and related costs	10,590
Non-cash charge (included above)	(2,253)
Non-cash lease settlement gain (included above)	139
Cash payments	(6,221)
Accrual at September 30, 2023	$2,255

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest expense, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2023
Research revenues	$80,606	$—	$—	$80,606
Consulting revenues	6,517	21,720	—	28,237
Events revenues	—	—	4,588	4,588
Total segment revenues	87,123	21,720	4,588	113,431
Segment expenses	(31,749)	(10,739)	(4,031)	(46,519)
Selling, marketing, administrative and other expenses				(58,796)
Amortization of intangible assets				(3,041)
Restructuring and related costs				(19)
Interest expense, other income, and gains on investments				(195)
Income before income taxes				$4,861

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2022
Research revenues	$87,038	$—	$—	$87,038
Consulting revenues	9,015	28,367	—	37,382
Events revenues	—	—	3,259	3,259
Total segment revenues	96,053	28,367	3,259	127,679
Segment expenses	(33,058)	(14,747)	(3,377)	(51,182)
Selling, marketing, administrative and other expenses				(64,588)
Amortization of intangible assets				(3,352)
Interest expense, other income, and gains on investments				(238)
Income before income taxes				$8,319

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2023
Research revenues	$249,211	$—	$—	$249,211
Consulting revenues	21,439	68,518	—	89,957
Events revenues	—	—	23,522	23,522
Total segment revenues	270,650	68,518	23,522	362,690
Segment expenses	(99,792)	(34,521)	(16,186)	(150,499)
Selling, marketing, administrative and other expenses				(182,672)
Amortization of intangible assets				(9,175)
Restructuring and related costs				(12,140)
Interest expense, other income, and gains on investments				(654)
Income before income taxes				$7,550

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2022
Research revenues	$262,265	$—	$—	$262,265
Consulting revenues	31,126	83,949	—	115,075
Events revenues	—	—	23,556	23,556
Total segment revenues	293,391	83,949	23,556	400,896
Segment expenses	(100,135)	(43,123)	(16,179)	(159,437)
Selling, marketing, administrative and other expenses				(195,660)
Amortization of intangible assets				(10,068)
Interest expense, other income, and gains on investments				(1,114)
Income before income taxes				$34,617

Note 15 — Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made. Following an April 2023 mediation in a wage-related matter that resulted in a settlement agreement subject to court approval, the Company accrued $4.8 million of expense in the quarter ended March 31, 2023 that is classified in general and administrative expense in the Consolidated Statement of Operations.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates. We have included the recast CV metric below for the nine months ended September 30, 2022, and we have also provided recast CV amounts dating back to the third quarter of 2021, on the investor relations section of our website.

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
•
Wallet retention — represents a measure of the CV we have retained with clients over a twelve-month period, including increases or decreases in retained client CV during the period. Wallet retention is calculated on a percentage basis by dividing the annualized contract value of our current clients, who were also clients a year ago, by the total annualized contract value from a year ago.
•
Clients — is calculated at the enterprise level as all clients that have an active CV contract.

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Contract value	$349.4	$348.9	$0.5	(—%)
Client retention	73%	75%	(2) points
Wallet retention	91%	98%	(7) points
Number of clients	2,538	2,875	(337)	(12%)

Contract value at September 30, 2023 was consistent with the prior year period. Client retention decreased by 2 percentage points and wallet retention decreased by 7 percentage points at September 30, 2023 compared to the prior year period. However, client retention decreased by 1 percentage point compared to the prior quarter and wallet retention was consistent compared to the prior quarter. The decrease in our retention rates and number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions caused by inflation, increased interest rates, geopolitical turbulence, and the ongoing threat of recession, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of September 30, 2023, approximately 57% of our overall CV is in our Forrester Decisions product platform. In the longer term, we anticipate that approximately 80% of our CV will be in our Forrester Decisions product platform. The remaining approximate 20% of CV represents non-Forrester Decisions CV products, primarily reprints. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through at least the first half of 2024.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Research revenues	71.1%	68.2%	68.7%	65.4%
Consulting revenues	24.9	29.3	24.8	28.7
Events revenues	4.0	2.5	6.5	5.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.3	41.3	41.9	41.6
Selling and marketing	35.2	34.6	33.9	33.2
General and administrative	13.3	12.9	14.2	11.9
Depreciation	2.0	1.9	1.8	1.8
Amortization of intangible assets	2.7	2.6	2.5	2.6
Restructuring and related costs	—	—	3.4	—
Income from operations	4.5	6.7	2.3	8.9
Interest expense	(0.7)	(0.5)	(0.6)	(0.4)
Other income, net	0.5	0.3	0.4	—
Gain on investments, net	—	—	—	0.1
Income before income taxes	4.3	6.5	2.1	8.6
Income tax expense	2.1	2.3	1.1	2.8
Net income	2.2%	4.2%	1.0%	5.8%

Three and Nine Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$113.4	$127.7	$(14.2)	(11%)
Research revenues	$80.6	$87.0	$(6.4)	(7%)
Consulting revenues	$28.2	$37.4	$(9.1)	(24%)
Events revenues	$4.6	$3.3	$1.3	41%
Revenues attributable to customers outside of the U.S.	$25.8	$25.5	$0.3	1%
Percentage of revenue attributable to customers outside of the U.S.	23%	20%	3 points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$362.7	$400.9	$(38.2)	(10%)
Research revenues	$249.2	$262.3	$(13.1)	(5%)
Consulting revenues	$90.0	$115.1	$(25.1)	(22%)
Events revenues	$23.5	$23.6	—	(—%)
Revenues attributable to customers outside of the U.S.	$79.0	$82.9	$(3.9)	(5%)
Percentage of revenue attributable to customers outside of the U.S.	22%	21%	1 point

Total revenues decreased 11% and 10% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, and revenues from customers outside the U.S. increased 1% and decreased 5% during the three and nine months ended September 30, 2023, respectively.

Research revenues are recognized primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 7% and 5% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease in revenues during the three months ended September 30, 2023 was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products coupled with a decline in revenue from our subscription research products of 1%. The decrease in revenues during the nine months ended September 30, 2023 was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products, which was partially offset by revenue from our subscription research products growing 1%.

Consulting revenues decreased 24% and 22% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2023 was due to a decrease in delivery of both advisory and consulting services due to lower client bookings due to 1) the macroeconomic environment and 2) based on our continued focus on contract value products, we have enacted a policy of only selling consulting to contract value clients, except in limited circumstances.

Events revenues increased 41% and were flat during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The increase in revenues during the three months ended September 30, 2023 was due to an increase in the number of events held in the current period, as one event that was held in the fourth quarter of 2022 took place in the third quarter of 2023. Accordingly, during the fourth quarter of 2023, we will hold one less event as compared to the fourth quarter of 2022.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$48.0	$52.7	$(4.7)	(9%)
Cost of services and fulfillment as a percentage of total revenues	42%	41%	1 point
Service and fulfillment employees (at end of period)	790	908	(118)	(13%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$151.9	$167.0	$(15.1)	(9%)
Cost of services and fulfillment as a percentage of total revenues	42%	42%	—

Cost of services and fulfillment expenses decreased 9% during the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to (1) a $3.4 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees and (2) a $1.7 million decrease in compensation and benefit costs due to a decrease in headcount. These decreases were partially offset by a $0.8 million increase in event expenses primarily due to an increase in the number of events held during the current quarter.

Cost of service and fulfillment expenses decreased 9% during the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to (1) a $7.9 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees, (2) a $6.5 million decrease in compensation and benefit costs due to a decrease in headcount, incentive bonus costs, and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), and (3) a $1.2 million decrease in facilities costs due to a decrease in straight-line lease expense and variable lease expense. These decreases were partially offset by a $0.6 million increase in event expenses primarily due to an increase in the number of events in the current period.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$40.0	$44.2	$(4.3)	(10%)
Selling and marketing expenses as a percentage of total revenues	35%	35%	—
Selling and marketing employees (at end of period)	680	796	(116)	(15%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$123.1	$133.2	$(10.2)	(8%)
Selling and marketing expenses as a percentage of total revenues	34%	33%	1 point

Selling and marketing expenses decreased 10% during the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to (1) a $3.3 million decrease in compensation and benefit costs due to a decrease in commissions expense and headcount and (2) a $0.4 million decrease in software costs.

Selling and marketing expenses decreased 8% during the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to (1) a $8.0 million decrease in compensation and benefit costs due a decrease in commissions expense, headcount, incentive bonus costs, and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), (2) a $1.0 million decrease in facilities costs due to a decrease in straight-line lease expense and variable lease expense, (3) a $0.6 million decrease in professional services costs primarily due to a decrease in consulting fees, and (4) a $0.6 million decrease in travel and entertainment expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$15.1	$16.4	$(1.3)	(8%)
General and administrative expenses as a percentage of total revenues	13%	13%	—
General and administrative employees (at end of period)	280	300	(20)	(7%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$51.7	$47.9	$3.8	8%
General and administrative expenses as a percentage of total revenues	14%	12%	2 points

General and administrative expenses decreased 8% during the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to a $0.9 million decrease in compensation and benefit costs due to a decrease in headcount.

General and administrative expenses increased 8% during the nine months ended September 30, 2023 compared to the prior year period. The increase was primarily due to (1) a $5.3 million increase in legal costs, due primarily to a $4.8 million provision for a preliminary legal settlement for a wage-related matter and related legal services, and (2) a $0.7 million increase in software costs. These increases were partially offset by a $1.3 million decrease in compensation and benefit costs due a decrease in incentive bonus costs and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), which were partially offset by an increase in salary costs due to an increase in average headcount.

Depreciation

The fluctuation for depreciation expense was immaterial during the three and nine months ended September 30, 2023 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense decreased by $0.3 million and $0.9 million during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods due to a decrease in the amortization of a trademark intangible asset.

Restructuring and Related Costs

In January 2023, we implemented a reduction in our workforce of approximately 4% across various geographies and functions to streamline operations. We recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. We recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of our offices in California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. During the first quarter of 2023, we recorded an incremental $0.4 million impairment to our California office. We also recorded a $0.6 million charge during the first quarter of 2023 for the write-off of a previously capitalized software project. We expect all of the severance and related costs for this plan to be paid during 2023.

In May 2023, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. We also incurred $0.7 million in contract termination costs. We expect the majority of the severance and related costs for this plan to be paid during 2023.

Interest Expense

Interest expense consists of interest on our borrowings and in 2022 also included realized gains and losses on the related interest rate swap. Interest expense increased by $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods due to an increase in the annualized interest rate on our borrowings, which was partially offset by lower average outstanding borrowings.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net increased $0.2 million and $1.4 million during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods primarily due to an increase in interest income.

Gain on Investments, Net

Gain on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for gain on investments, net was immaterial during the three and nine months ended September 30, 2023 compared to the prior year periods.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.4	$2.9	$(0.5)	(18%)
Effective tax rate	49%	35%	14 points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.8	$11.2	$(7.3)	(66%)
Effective tax rate	51%	32%	19 points

Income tax expense decreased by $7.3 million during the nine months ended September 30, 2023 compared to the prior year period primarily due to the decrease in income from operations. The increase in the effective tax rate during the 2023 period was primarily due to tax expense related to the settlement of share-based awards in 2023. For the full year 2023, we anticipate that our effective tax rate will be approximately 50%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest expense, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2023
Research revenues	$80,606	$—	$—	$80,606
Consulting revenues	6,517	21,720	—	28,237
Events revenues	—	—	4,588	4,588
Total segment revenues	87,123	21,720	4,588	113,431
Segment expenses	(31,749)	(10,739)	(4,031)	(46,519)
Year over year revenue change	(9%)	(23%)	41%	(11%)
Year over year expense change	(4%)	(27%)	19%	(9%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2022
Research revenues	$87,038	$—	$—	$87,038
Consulting revenues	9,015	28,367	—	37,382
Events revenues	—	—	3,259	3,259
Total segment revenues	96,053	28,367	3,259	127,679
Segment expenses	(33,058)	(14,747)	(3,377)	(51,182)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2023
Research revenues	$249,211	$—	$—	$249,211
Consulting revenues	21,439	68,518	—	89,957
Events revenues	—	—	23,522	23,522
Total segment revenues	270,650	68,518	23,522	362,690
Segment expenses	(99,792)	(34,521)	(16,186)	(150,499)
Year over year revenue change	(8%)	(18%)	(—%)	(10%)
Year over year expense change	(—%)	(20%)	(—%)	(6%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2022
Research revenues	$262,265	$—	$—	$262,265
Consulting revenues	31,126	83,949	—	115,075
Events revenues	—	—	23,556	23,556
Total segment revenues	293,391	83,949	23,556	400,896
Segment expenses	(100,135)	(43,123)	(16,179)	(159,437)

Research segment revenues decreased 9% and 8% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2023, research product revenues within this segment decreased 7% and 5%, respectively. The decrease in revenues during the three months ended September 30, 2023 was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products coupled with a decline in revenue from our subscription research products of 1%. The decrease in revenues during the nine months ended September 30, 2023 was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products, which was partially offset by revenue from our subscription research products growing 1%. For the three and nine months ended September 30, 2023, consulting product revenues within this segment decreased 28% and 31%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 4% during the three months ended September 30, 2023, compared to the prior year period, and for the nine months ended September 30, 2023, expenses were consistent with the prior year period. The decrease in expenses during the three months ended September 30, 2023 was primarily due to (1) a $0.6 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.6 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees.

Consulting segment revenues decreased 23% and 18% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2023 was primarily due to a decrease in delivery of consulting services due to lower client bookings due to 1) the macroeconomic environment and 2) based on our continued focus on contract value products, we have enacted a policy of only selling consulting to contract value clients, except in limited circumstances.

Consulting segment expenses decreased 27% and 20% during the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2023 was primarily due to (1) a $2.0 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees, (2) a $1.2 million decrease in compensation and benefit costs primarily due to a decrease in headcount, and (3) a $0.8 million decrease in outsourced expenses. The decrease in expenses during the nine months ended September 30, 2023 was primarily due to (1) a $4.5 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees, (2) a $2.0 million decrease in outsourced expenses, and (3) a $1.9 million decrease in compensation and benefit costs primarily due to a decrease in headcount and benefit costs.

Event segment revenues increased 41% during the three months ended September 30, 2023, compared to the prior year period, and for the nine months ended September 30, 2023, revenues were consistent with the prior period. The increase in revenues during the three months ended September 30, 2023 was primarily due to an increase in the number of events held in the current period, as one event that was held in the fourth quarter of 2022 took place in the third quarter of 2023. Accordingly, during the fourth quarter of 2023, we will hold one less event as compared to the fourth quarter of 2022.

Event segment expenses increased 19% during the three months ended September 30, 2023, compared to the prior year period, and for the nine months ended September 30, 2023, expenses were consistent with the prior period. The increase in expenses during the three months ended September 30, 2023 was primarily due to an increase in the number of events in the current period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 69% of our revenues during the nine months ended September 30, 2023, are generally renewable annually and are typically payable in advance. We generated cash from operating activities of $9.8 million and $37.8 million during the nine months ended September 30, 2023 and 2022, respectively. The $28.0 million decrease in cash provided from operations for the nine months ended September 30, 2023 compared to the prior year period was primarily due to a $19.7 million decrease in net income, the timing of certain benefit payments, and an increase in income tax payments.

During the nine months ended September 30, 2023, we generated cash from investing activities of $6.3 million primarily from $10.2 million in net maturities of marketable investments partially offset by $3.9 million of purchases of property and equipment, primarily consisting of computer software. During the nine months ended September 30, 2022, we used cash in investing activities of $5.7 million primarily for $4.2 million for purchases of property and equipment, primarily consisting of computer software and equipment, and $1.7 million in net purchases of marketable investments.

We used $18.2 million of cash from financing activities during the nine months ended September 30, 2023 primarily due to $15.0 million of discretionary repayments of our revolving credit facility, $4.1 million for purchases of our common stock, and $2.6 million in taxes paid related to net share settlements of restricted stock units, partially offset by $3.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $38.8 million of cash in financing activities during the nine months ended September 30, 2022 primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of September 30, 2023, our remaining stock repurchase authorization was approximately $70.9 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at September 30, 2023 and matures in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2023 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 8 years. As of September 30, 2023, remaining non-cancelable lease payments are due as follows: $4.0 million in 2023, $29.7 million within 2024 and 2025, $18.0 million within 2026 and 2027, and $8.8 million beyond 2027.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2023, we had cash, cash equivalents, and marketable investments of $111.5 million. This balance includes $73.6 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2023, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2023, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
July 1 - July 31	49,781	$30.62	49,781	$72,622
August 1 - August 31	50,000	$31.63	50,000	$71,041
September 1 - September 30	5,000	$31.35	5,000	$70,884
Total for the quarter	104,781		104,781

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 8, 2023